Form 10-Q
period 1996-03-31
UGI UTILITIES INC
filed 1996-05-14
CIK 100548

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission file number 1-1398


                              UGI UTILITIES, INC.
             (Exact name of registrant as specified in its charter)


              Pennsylvania                                      23-1174060
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)


                              UGI UTILITIES, INC.
                        100 Kachel Boulevard, Suite 400
                   Green Hills Corporate Center, Reading, PA
                    (Address of principal executive offices)
                                     19607
                                   (Zip Code)
                                 (610) 796-3400
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----    -----

         At April 30, 1996, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding all of which were held, beneficially and of record, by UGI Corporation.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                                                PAGES
                                                                                                -----
PART I FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets as of March 31, 1996
                    September 30, 1995 and March 31, 1995                                         1

                Condensed Consolidated Statements of Income for the
                    three, six and twelve months ended March 31, 1996 and 1995                    2

                Condensed Consolidated Statements of Cash Flows for the
                    six and twelve months ended March 31, 1996 and 1995                           3

                Notes to Condensed Consolidated Financial Statements                            4 - 8

     Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                         9 - 16


PART II OTHER INFORMATION

     Item 4.    Submission of Matters to a Vote of Security Holder                                17

     Item 6.    Exhibits and Reports on Form 8-K                                                  17

     Signatures                                                                                   18

                          PART I FINANCIAL INFORMATION
                      UGI UTILITIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                             (Thousands of dollars)

                                                                         March 31,      September 30,    March 31,
                                                                           1996             1995           1995
                                                                         ---------      -------------    ----------
ASSETS
  Current assets:
    Cash and cash equivalents                                            $   3,731        $  48,171       $  20,686
    Accounts receivable (less allowances for doubtful accounts of
       $4,291, $2,660 and $3,732, respectively)                             70,169           22,494          48,167
    Accrued utility revenues                                                17,914            7,895          12,107
    Inventories                                                              7,445           23,427           9,083
    Deferred income taxes                                                   12,631            9,998          18,614
    Prepayments and other current assets                                     6,360            5,182           8,629
                                                                         ---------        ---------       ---------
      Total current assets                                                 118,250          117,167         117,286

  Investments                                                                4,051            5,040           5,393

  Property, plant and equipment, at cost (less accumulated depreciation
    and amortization of $214,185, $209,864 and $202,962, respectively)     494,390          487,794         467,272

  Deferred recoverable utility costs                                        43,583           41,356          31,459
  Other assets                                                              13,158           10,123           8,082
                                                                         ---------        ---------       ---------
    Total assets                                                         $ 673,432        $ 661,480       $ 629,492
                                                                         =========        =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Current maturities of long-term debt                                 $  25,543        $  53,179       $   7,323
    Bank loans                                                              25,500           42,000          37,500
    Accounts payable                                                        34,811           33,623          22,159
    Other current liabilities                                               69,528           46,914          79,560
                                                                         ---------        ---------       ---------
      Total current liabilities                                            155,382          175,716         146,542

  Long-term debt                                                           158,243          154,983         160,028
  Deferred income taxes                                                     89,386           84,225          81,894
  Other noncurrent liabilities                                              24,349           24,551          19,851

  Redeemable preferred stock                                                35,187           35,202          35,202

  Common stockholder's equity:
    Common Stock, $2.25 par value (authorized - 40,000,000 shares;
      issued and outstanding - 26,781,785 shares)                           60,259           60,259          60,259
    Additional paid-in capital                                              68,052           68,052          68,052
    Retained earnings                                                       82,574           58,492          57,664
                                                                         ---------        ---------       ---------
      Total common stockholder's equity                                    210,885          186,803         185,975
                                                                         ---------        ---------       ---------
    Total liabilities and stockholders' equity                           $ 673,432        $ 661,480       $ 629,492
                                                                         =========        =========       =========




The accompanying notes are an integral part of these financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                             (Thousands of dollars)


                                               Three Months Ended    Six Months Ended     Twelve Months Ended
                                                    March 31,            March 31,              March 31,
                                               ------------------   ------------------    -------------------
                                                 1996      1995       1996      1995        1996      1995
                                               --------  --------   --------  --------    --------  --------
 Revenues                                      $172,219  $137,722   $291,276  $237,247    $411,393  $357,556
                                               --------  --------   --------  --------    --------  --------

 Costs and expenses:
   Gas, fuel and purchased power                 91,376    70,624    148,071   119,315     198,450   173,827
   Operating and administrative expenses         33,831    29,785     62,173    56,569     114,118   107,206
   Operating and administrative expenses
     - related parties                            1,418     1,839      2,918     3,477       6,026     6,919
   Depreciation and amortization                  5,365     4,949     10,673     9,897      20,530    19,013
   Miscellaneous (income), net                     (266)   (1,045)      (766)   (2,128)     (2,418)   (3,721)
                                               --------  --------   --------  --------    --------  --------
                                                131,724   106,152    223,069   187,130     336,706   303,244
                                               --------  --------   --------  --------    --------  --------

 Operating income                                40,495    31,570     68,207    50,117      74,687    54,312
 Interest charges                                 4,071     4,392      8,315     8,600      16,553    16,601
                                               --------  --------   --------  --------    --------  --------

 Income before income taxes                      36,424    27,178     59,892    41,517      58,134    37,711
 Income taxes                                    13,999    10,981     22,807    16,681      17,867    15,818
                                               --------  --------   --------  --------    --------  --------

 Income before accounting change                 22,425    16,197     37,085    24,836      40,267    21,893
 Change in accounting for
   postemployment benefits                            -         -          -    (1,028)          -    (1,028)
                                               --------  --------   --------  --------    --------  --------
 Net income                                      22,425    16,197     37,085    23,808      40,267    20,865
 Dividends on preferred stock                       691       687      1,382     1,391       2,769     2,123
                                               --------  --------   --------  --------    --------  --------
 Net income after dividends
   on preferred stock                          $ 21,734  $ 15,510   $ 35,703  $ 22,417    $ 37,498  $ 18,742
                                               ========  ========   ========  ========    ========  ========





 The accompanying notes are an integral part of these financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (Thousands of dollars)

                                                                           Six Months Ended        Twelve Months Ended
                                                                                March 31,                March 31,
                                                                         ---------------------     --------------------
                                                                           1996         1995         1996        1995
                                                                         --------     --------     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                          $ 37,085     $ 23,808     $ 40,267    $ 20,865
     Adjustments to reconcile net income to net cash provided
         by continuing operating activities:
            Depreciation and amortization                                  10,673        9,897       20,530      19,013
            Deferred income taxes, net                                        (54)      (4,117)       6,437        (260)
            Change in accounting for postemployment benefits                 -           1,028         -          1,028
            Other, net                                                      3,058        2,790        3,152       4,396
                                                                         --------     --------     --------    --------
                                                                           50,762       33,406       70,386      45,042
            Net change in:
                Accounts receivable and accrued utility revenues          (60,447)     (35,084)     (35,168)     14,691
                Inventories                                                15,982       17,366        1,439      (1,202)
                Deferred fuel adjustments                                   6,211       15,815       (9,742)     (1,246)
                Pipeline transition recoveries, net                         1,042        2,398          560         992
                Producer settlement (payments) recoveries, net             (1,717)      (5,932)      (5,292)      7,478
                Accounts payable                                            1,188       (6,417)      15,408      (5,971)
                Other current assets and liabilities                       16,390        7,504        5,432         713
                                                                         --------     --------     --------    --------
            Net cash provided by continuing operations                     29,411       29,056       43,023      60,497
            Net cash used by discontinued operations                         -            -            -           (114)
                                                                         --------     --------     --------    --------
            Net cash provided by operating activities                      29,411       29,056       43,023      60,383
                                                                         --------     --------     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant and equipment                       (16,799)     (21,450)     (46,570)    (44,336)
     Net costs of property, plant and equipment disposals                    (635)        (235)      (1,373)       (849)
     Other, net                                                               725          725        1,225         725
                                                                         --------     --------     --------    --------
        Net cash used by investing activities                             (16,709)     (20,960)     (46,718)    (44,460)
                                                                         --------     --------     --------    --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Payment of dividends                                                 (12,942)     (15,515)     (14,324)    (30,958)
     Issuance of long-term debt                                            20,000         -          68,000        -
     Repayment of long-term debt                                          (47,685)     (10,000)     (54,921)    (17,197)
     Bank loans increase (decrease)                                       (16,500)      20,500      (12,000)     12,500
     Contribution of capital by UGI Corporation                              -            -            -          4,000
     Issuance of Series Preferred Stock                                      -            -            -         19,827
     Redemption of Series Preferred Stock                                     (15)        -             (15)       -
                                                                         --------     --------     --------    --------
        Net cash used by financing activities                             (57,142)      (5,015)     (13,260)    (11,828)
                                                                         --------     --------     --------    --------

    Cash and cash equivalents increase (decrease)                        $(44,440)    $  3,081     $(16,955)   $  4,095
                                                                         ========     ========     ========    ========
CASH AND CASH EQUIVALENTS:
     End of period                                                       $  3,731     $ 20,686     $  3,731    $ 20,686
     Beginning of period                                                   48,171       17,605       20,686      16,591
                                                                         --------     --------     --------    --------
         Increase (decrease)                                             $(44,440)    $  3,081     $(16,955)   $  4,095
                                                                         ========     ========     ========    ========


The accompanying notes are an integral part of these financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                             (Thousands of dollars)


1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of UGI Utilities, Inc. (UGI Utilities) and its subsidiaries (collectively, "the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. UGI Utilities is a wholly owned subsidiary of UGI Corporation (UGI) and operates a natural gas distribution utility (Gas Utility) and an electric utility (Electric Utility) in Pennsylvania.

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). They include all adjustments which the Company considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. Due to the seasonal nature of the Company's businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

2.  SEGMENT INFORMATION

    Information on revenues, operating income (loss), depreciation and amortization, identifiable assets and certain operating statistics by business segment for the periods presented follows:




                                                 Three Months Ended   Six Months Ended   Twelve Months Ended
                                                      March 31,           March 31,           March 31,
                                                 ------------------  ------------------  ------------------
                                                   1996      1995      1996      1995      1996      1995
                                                 --------  --------  --------  --------  --------  --------
REVENUES
  Gas utility                                    $152,981  $119,571  $254,945  $202,876  $343,327  $292,923
  Electric utility                                 19,238    18,151    36,331    34,371    68,066    64,633
                                                 --------  --------  --------  --------  --------  --------
    Total                                        $172,219  $137,722  $291,276  $237,247  $411,393  $357,556
                                                 ========  ========  ========  ========  ========  ========


OPERATING INCOME (LOSS)
  Gas utility                                    $ 39,159  $ 29,604  $ 66,161  $ 46,924  $ 71,184  $ 50,499 (a)
  Electric utility                                  2,747     3,143     4,911     5,419     8,601     8,679
  Other                                                 7       662        53     1,251       928     2,053
  Corporate general                                (1,418)   (1,839)   (2,918)   (3,477)   (6,026)   (6,919)
                                                 --------  --------  --------  --------  --------  --------
    Total                                        $ 40,495  $ 31,570  $ 68,207  $ 50,117  $ 74,687  $ 54,312
                                                 ========  ========  ========  ========  ========  ========


DEPRECIATION AND AMORTIZATION
  Gas utility                                    $  4,356  $  4,017  $  8,656  $  8,034  $ 16,690  $ 15,443
  Electric utility                                  1,008       931     2,015     1,862     3,835     3,569
  Corporate general and other                           1         1         2         1         5         1
                                                 --------  --------  --------  --------  --------  --------
     Total                                       $  5,365  $  4,949  $ 10,673  $  9,897  $ 20,530  $ 19,013
                                                 ========  ========  ========  ========  ========  ========


IDENTIFIABLE ASSETS
  (at period end)
  Gas utility                                    $583,889  $524,422  $583,889  $524,422  $583,889  $524,422
  Electric utility                                 85,416    82,511    85,416    82,511    85,416    82,511
  Corporate general and other                       4,127    22,559     4,127    22,559     4,127    22,559
                                                 --------  --------  --------  --------  --------  --------
     Total                                       $673,432  $629,492  $673,432  $629,492  $673,432  $629,492
                                                 ========  ========  ========  ========  ========  ========


OPERATING STATISTICS

  Natural gas throughput -
          billions of cubic feet                     30.3      29.9      55.4      52.4      85.4      81.5

  Electric sales - millions of kilowatt hours       260.9     247.5     485.6     461.6     884.9     851.9





(a) Includes income from producer settlement refunds of $2,293.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

3.       REGULATORY MATTERS

         On June 22, 1993, the Pennsylvania Public Utility Commission (PUC) entered an order permitting Gas Utility to record a regulatory asset for the difference between the costs incurred under Statement of Financial Accounting Standards (SFAS) No. 106, "Employers Accounting for Postretirement Benefits other than Pensions" (SFAS 106) and costs incurred on a pay-as-you-go basis. Under the terms of the order, the regulatory asset resulting from the deferral of SFAS 106 costs was allowable for ratemaking purposes subject to prior review in a base rate proceeding. As part of Gas Utility's August 31, 1995 base rate settlement (Gas Utility Base Rate Settlement) with the PUC, Gas Utility was permitted the recovery over 17.25 years of the approximately $4,000 in deferred excess SFAS 106 costs for the period January 1, 1993 (the date Gas Utility adopted SFAS 106) through August 31, 1995. The Gas Utility Base Rate Settlement, however, reserved the right of any party to challenge the prospective recovery of these deferred excess SFAS 106 costs in future rate proceedings.

         In a proceeding involving an unaffiliated Pennsylvania utility, Pennsylvania Power & Light Company (PP&L), the Commonwealth Court of Pennsylvania (Commonwealth Court) reversed a PUC declaratory order outside a full base rate proceeding permitting PP&L to defer excess SFAS 106 costs pending its next base rate order. PP&L and the PUC appealed the Commonwealth Court decision to the Pennsylvania Supreme Court which, on March 12, 1996, declined to review the matter. The Company will continue to monitor administrative and judicial proceedings involving deferred excess SFAS 106 costs and recognizes that, based on applicable law, it is possible that in future base rate proceedings Gas Utility could prospectively be denied recovery of some or all of its deferred excess SFAS 106 costs.

         Also as part of the Gas Utility Base Rate Settlement, Gas Utility was permitted to recover in its rates approximately $2,400 in ongoing annual costs incurred under the provisions of SFAS 106. Gas Utility is required to defer the difference between the amount of SFAS 106 costs included in rates and the actuarially determined annual SFAS 106 costs for recovery or refund to ratepayers in future rate proceedings. The ultimate recovery of SFAS 106 costs in excess of pay-as-you-go costs was subject to the outcome of a legal challenge brought by the Pennsylvania Office of Consumer Advocate (OCA) against an unaffiliated Pennsylvania utility, Pennsylvania-American Water Company (PAWC). In Irwin Popowsky v. PA P.U.C. (1994), the Commonwealth Court rejected the claim of the OCA that principles of ratemaking prohibit the PUC from permitting PAWC to recover excess SFAS 106 costs. The OCA filed a petition for allowance of appeal with the Pennsylvania Supreme Court with respect to this decision and the Pennsylvania Supreme Court, on March 12, 1996, denied this petition.

4.       COMMITMENTS AND CONTINGENCIES

         UGI Utilities, along with other companies, has been named as a potentially responsible party in several administrative proceedings for the cleanup of various waste sites, including some Superfund sites. Also, certain private parties have filed, or threatened to file, suit against UGI Utilities to recover costs of investigation and, as appropriate, remediation of several waste sites. In addition, UGI Utilities has identified environmental contamination at several of its properties

                      UGI UTILITIES, INC. AND SUBSIDIARIES
         and has voluntarily undertaken investigation and, as appropriate, remediation of these sites in cooperation with appropriate environmental agencies or private parties.

         At a manufactured gas plant site in Burlington, Vermont, the United States Environmental Protection Agency (EPA) has named nineteen parties, including UGI Utilities, as potentially responsible parties for gas plant contamination that resulted from the operations of a former subsidiary of UGI Utilities. In May 1993, after receiving and reviewing extensive public comment, EPA withdrew a proposed plan of remediation that would have cost an estimated $50,000. EPA is now working with community groups and potentially responsible parties to develop a revised remediation plan. These groups continue to study the site and evaluate the effect of the contamination on the environment. UGI Utilities cannot estimate the cost associated with any revised plan, but it does not believe such cost will exceed the estimated cost of the originally proposed plan.

         With respect to a manufactured gas plant site in Concord, New Hampshire, EnergyNorth Natural Gas, Inc. (EnergyNorth) has filed suit against UGI Utilities alone seeking UGI Utilities' purportedly allocable share of response costs associated with remediating gas plant related contaminants at that site. EnergyNorth alleges that to date it has spent $3,500 to remediate part of the site and that it will be required to spend an unknown amount in the future to complete remediation.

         At Burlington, Concord and other sites, management believes that UGI Utilities should not have significant liability in those instances in which a former subsidiary operated a manufactured gas plant because UGI Utilities generally is not legally liable for the obligations of its subsidiaries. Under certain circumstances, however, courts have found parent companies liable for environmental damage caused by subsidiary companies when the parent company exercised such substantial control over the subsidiary that the court concluded that the parent company either (i) itself operated the facility causing the environmental damage or (ii) otherwise so controlled the subsidiary that the subsidiary's separate corporate form should be disregarded. There could be, therefore, significant future costs of an uncertain amount associated with environmental damage caused by manufactured gas plants that UGI Utilities owned or directly operated or that were owned or operated by former subsidiaries of UGI Utilities, if a court were to conclude that the level of control exercised by UGI Utilities over the subsidiary satisfies the standard described above. In many circumstances where UGI Utilities may be liable, expenditures may not be reasonably quantifiable because of a number of factors including various costs associated with potential remedial alternatives, the unknown number of other potentially responsible parties involved and their ability to contribute to the costs of investigation and remediation, and changing environmental laws and regulations.

         The Company's policy is to accrue environmental investigation and cleanup costs when it is probable that a liability exists and the amount or range of amounts is reasonably estimable. The Company intends to pursue recovery of any incurred costs through all appropriate means, including regulatory relief, although such recovery cannot be assured. Under the terms of the Gas Utility Base Rate Settlement, Gas Utility is permitted to amortize as removal costs site-specific environmental investigation and remediation costs, net of related third-party payments,

                      UGI UTILITIES, INC. AND SUBSIDIARIES
         associated with Pennsylvania sites. Gas Utility will be permitted to include in rates through future base rate proceedings, a five-year average of such prudently incurred removal costs.

         In addition to these environmental matters, there are various other pending claims and legal actions arising out of the normal conduct of the Company's businesses. The final results of environmental and other matters cannot be predicted with certainty. However, it is reasonably possible that some of them could be resolved unfavorably to the Company. Management believes, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on the Company's financial position but could be material to operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       ANALYSIS OF RESULTS OF OPERATIONS

The following analyses of the Company's results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements. Due to the seasonal nature of the Company's businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

RESULTS OF OPERATIONS:
THREE MONTHS ENDED MARCH 31, 1996 (1996 THREE-MONTH PERIOD) COMPARED WITH THREE MONTHS ENDED MARCH 31, 1995 (1995 THREE-MONTH PERIOD)

- - ---------------------------------------------------------------------------------------------------------
                                                                                           Increase
 Three Months Ended March 31,                              1996        1995               (Decrease)
- - ---------------------------------------------------------------------------------------------------------
                                                        (Millions of dollars)
 REVENUES
      Gas utility                                         $153.0       $119.6          $33.4        27.9%
      Electric utility                                      19.2         18.2            1.0         5.5

 TOTAL MARGIN (a)
      Gas utility                                         $ 64.5       $ 52.7          $11.8        22.4%
      Electric utility                                       8.8          8.5             .3         3.5

 OPERATING INCOME (LOSS)
      Gas utility                                         $ 39.2       $ 29.6          $ 9.6        32.4%
      Electric utility                                       2.7          3.1            (.4)      (12.9)
      Other                                                  -             .7            (.7)     (100.0)
      Corporate general                                     (1.4)        (1.8)           (.4)      (22.2)

 OPERATING DATA
      Natural gas throughput-bcf                            30.3         29.9             .4         1.3%
      Electric sales-gwh                                   260.9        247.5           13.4         5.4
      Degree days-% colder (warmer) than
          normal - Gas Utility                               4.7%        (5.1)%          N.M.        N.M.
- - ---------------------------------------------------------------------------------------------------------

         bcf - billions of cubic feet. gwh - millions of kilowatt hours. N.M. - Not meaningful.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in the Gas Utility service area during the 1996 three-month period was 4.7% colder than normal compared with weather in the prior-year period that was 5.1% warmer than normal. Although the colder weather had a significant impact on sales to firm-residential, firm-commercial, and

                     UGI UTILITIES, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



firm-industrial (collectively, "core-market") customers, total system throughput increased only 1.3%. The relatively modest increase in total system throughput reflects more frequent interruptions of gas transported or sold to interruptible customers resulting from higher 1996-period firm customer requirements. Gas Utility total revenues increased $33.4 million (27.9%) principally as a result of higher sales to core market customers, higher base rates, and to a lesser extent, higher purchased gas cost (PGC) rates in effect during the three months ended March 31, 1996. Cost of gas sold by Gas Utility was $81.8 million during the 1996 three-month period, an increase of $20.0 million (32.4%) over the prior-year period, reflecting higher gas costs associated with the increased sales to core market customers and higher average PGC rates.

Gas Utility total margin increased $11.8 million (22.4%) during the 1996 three-month period reflecting a $15.6 million increase in total margin from core market customers partially offset by lower total margin from interruptible customers. The increase in core market total margin reflects the impact of higher volumes and higher base rates. Total interruptible margin declined $3.9 million as a result of lower interruptible delivery service throughput and lower margins from sales to interruptible customers due to significantly higher gas costs. Gas Utility operating income for the three months ended March 31, 1996 increased $9.6 million (32.4%) reflecting the previously discussed higher total margin partially offset by higher system maintenance expenses, higher general and administrative expenses, and higher charges for depreciation.

ELECTRIC UTILITY.   Electric Utility sales increased 5.4% during the 1996
three-month period over sales in the prior-year period on weather that was 17.5% colder. Electric Utility revenues increased $1.0 million (5.5%) reflecting the higher sales and a higher 1996 three-month period Energy Cost Rate (ECR). Cost of sales was $9.6 million in the 1996 three-month period compared with $8.8 million in the prior-year period as a result of the higher sales and higher ECR.

Electric Utility total margin increased $.3 million (3.5%) in the three months ended March 31, 1996 reflecting the benefit of the higher sales.
Notwithstanding the higher total margin, operating income declined $.4 million (12.9%) as the increase in total margin was more than offset by higher customer-related expenses and higher general and administrative expenses.

CORPORATE GENERAL AND OTHER. Corporate general expenses, which represent an allocated share of corporate headquarters' expenses incurred by UGI, were $1.4 million in the three months ended March 31, 1996 compared with $1.8 million in the three months ended March 31, 1995. Other operating income in the prior-year principally reflects income from the gas marketing activities of GASMARK, a former division of UGI Utilities' wholly owned subsidiary, UGI Development Company. Effective August 1, 1995, the business assets of GASMARK were dividended to UGI.

INTEREST EXPENSE AND INCOME TAXES. Interest expense during the three months ended March 31, 1996 was $4.1 million compared with interest expense of $4.4 million in the prior-year period. The decrease in interest expense reflects a reduction in average long-term debt outstanding. The effective income tax rate for the three months ended March 31, 1996 was 38.4% compared with a rate of 40.4% in the three months ended March 31, 1995. The decrease in the effective income tax rate is due in large part to a

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


reduction in the Pennsylvania corporate income tax rate from 11.99% to 9.99%, effective for the Company on October 1, 1995.

RESULTS OF OPERATIONS:
SIX MONTHS ENDED MARCH 31, 1996 (1996 SIX-MONTH PERIOD) COMPARED WITH SIX MONTHS ENDED MARCH 31, 1995 (1995 SIX-MONTH PERIOD)

- - --------------------------------------------------------------------------------------------------------
                                                                                          Increase
 Six Months Ended March 31,                             1996          1995               (Decrease)
- - --------------------------------------------------------------------------------------------------------
                                                      (Millions of dollars)
 REVENUES
      Gas utility                                      $254.9        $202.9          $52.0         25.6%
      Electric utility                                   36.3          34.4            1.9          5.5

 TOTAL MARGIN (a)
      Gas utility                                      $113.7        $ 91.5          $22.2         24.3%
      Electric utility                                   16.9          16.4             .5          3.0

 OPERATING INCOME (LOSS)
      Gas utility                                      $ 66.2        $ 46.9          $19.3         41.2%
      Electric utility                                    4.9           5.4            (.5)        (9.3)
      Other                                                .1           1.3           (1.2)       (92.3)
      Corporate general                                  (2.9)         (3.5)           (.6)       (17.1)

 OPERATING DATA
      Natural gas throughput-bcf                         55.4          52.4            3.0          5.7%
      Electric sales-gwh                                485.6         461.6           24.0          5.2
      Degree days-% colder (warmer) than
          normal - Gas Utility                            5.0%         (7.2)%          N.M.         N.M.
- - --------------------------------------------------------------------------------------------------------

         bcf - billions of cubic feet. gwh - millions of kilowatt hours. N.M. - Not meaningful.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in Gas Utility's service territory in the 1996 six-month period was 5.0% colder than normal compared with weather which was 7.2% warmer than normal in the 1995 six-month period. Due in large part to the colder weather's impact on sales to core market customers, total system throughput increased 3.0 bcf (5.7%) in the 1996 six-month period. The higher throughput reflects a 19.6% increase in throughput to core market customers partially offset by lower throughput to firm delivery service customers. The lower firm delivery service throughput reflects customer switching to interruptible delivery service tariffs. Gas Utility total revenues increased $52.0 million (25.6%) in the 1996 six-month period principally as a result of higher sales to core market customers, higher base rates

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


and lower refunds of prior-year gas cost overcollections partially offset by lower average PGC rates during the 1996 six-month period. Cost of gas sold by Gas Utility was $130.3 million during the 1996 six-month period, an increase of $27.4 million (26.7%) over the 1995 six-month period, reflecting higher gas costs associated with the increased sales to core market customers and lower refunds of prior-year gas cost overcollections partially offset by lower average PGC rates.

Gas Utility total margin increased $22.2 million (24.3%) during the 1996 six-month period reflecting a $26.3 million increase in total margin from core market customers partially offset by lower total margin from interruptible customers. The higher total margin from core market customers reflects the effects of higher base rates and higher 1996 six-month period volumes. Total margin from interruptible customers declined $3.8 million principally as a result of higher 1996 six-month period gas costs associated with sales of gas to interruptible-retail customers. Firm delivery service total margin in the 1996 six-month period was also lower due principally to reduced throughput resulting in large part from customer switching to interruptible delivery service. Gas Utility operating income increased $19.3 million (41.2%) reflecting the previously discussed higher total margin partially offset by higher operating and administrative expenses and higher charges for depreciation.

ELECTRIC UTILITY. Electric Utility sales increased 5.2% during the 1996 six-month period from weather that was 22.3% colder than in the 1995 six-month period. Electric Utility revenues increased $1.9 million (5.5%) reflecting the impact of the higher sales and higher ECR revenues. Electric Utility cost of sales was $17.8 million in the 1996 six-month period compared with $16.5 million in the prior-year period reflecting the higher sales and higher ECR.

Electric Utility total margin increased $.5 million (3.0%) in the 1996 six-month period reflecting the benefit of the higher sales. Operating income decreased, however, as the increase in Electric Utility total margin was more than offset by higher distribution system maintenance expenses, higher general and administrative expenses, and higher charges for depreciation.

CORPORATE GENERAL AND OTHER. Corporate general expenses were $2.9 million in the 1996 six-month period compared with $3.5 million in the 1995 six-month period. The decrease reflects a smaller allocable share of UGI corporate expenses charged to the Company. Other operating income was $.1 million in the 1996 six-month period compared with $1.3 million in the prior-year period which includes income from the gas brokerage activities which were dividended to UGI on August 1, 1995.

INTEREST EXPENSE AND INCOME TAXES. Interest expense was $8.3 million during the 1996 six-month period compared with interest expense of $8.6 million in the prior-year period. The decrease in interest expense principally reflects a decrease in average long-term debt outstanding. The effective income tax rate for the 1996 six-month period was 38.1% compared with an effective rate of 40.2% in the 1995 six-month period. The lower rate principally reflects a reduction in the Pennsylvania corporate income tax rate.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS:
TWELVE MONTHS ENDED MARCH 31, 1996 (1996 TWELVE-MONTH PERIOD) COMPARED WITH TWELVE MONTHS ENDED MARCH 31, 1995 (1995 TWELVE-MONTH PERIOD)

- - ---------------------------------------------------------------------------------------------------------
                                                                                           Increase
 Twelve Months Ended March 31,                            1996          1995              (Decrease)
- - ---------------------------------------------------------------------------------------------------------
                                                        (Millions of dollars)
 REVENUES
      Gas utility                                        $343.3        $292.9          $50.4        17.2%
      Electric utility                                     68.1          64.6            3.5         5.4

 TOTAL MARGIN (a)
      Gas utility                                        $163.1        $137.6          $25.5        18.5%
      Electric utility                                     32.6          31.4            1.2         3.8

 OPERATING INCOME (LOSS)
      Gas utility                                        $ 71.2        $ 50.5          $20.7        41.0%
      Electric utility                                      8.6           8.7            (.1)       (1.1)
      Other                                                  .9           2.1           (1.2)      (57.1)
      Corporate general                                    (6.0)         (6.9)           (.9)      (13.0)

 OPERATING DATA
      Natural gas throughput-bcf                           85.4          81.5            3.9         4.8%
      Electric sales-gwh                                  884.9         851.9           33.0         3.9
      Degree days-% colder (warmer) than
          normal - Gas Utility                              5.2%         (6.6)%          N.M.        N.M.
- - ---------------------------------------------------------------------------------------------------------

         bcf - billions of cubic feet. gwh - millions of kilowatt hours. N.M. - Not meaningful.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in Gas Utility's service territory, as measured by degree days for heating, was 5.2% colder than normal in the 1996 twelve-month period compared with weather which was 6.6% warmer than normal in the 1995 twelve-month period. Total system throughput increased 3.9 bcf (4.8%) from higher core market sales and slightly higher throughput to interruptible delivery service customers.

Gas Utility revenues increased $50.4 million (17.2%) in the 1996 twelve-month period as a result of higher sales to core market customers, higher base rates in effect since August 31, 1995, and lower refunds of prior-year PGC and other gas cost overcollections. These increases in Gas Utility revenues were partially offset by the recovery of lower average purchased gas costs through PGC rates.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Cost of gas sold was $166.0 million in the 1996 twelve-month period compared with $143.4 million in the 1995 twelve-month period. The increase principally reflects the higher core market sales and lower 1996-period refunds of prior year PGC overcollections partially offset by the recovery of lower average purchased gas costs through PGC rates.

Gas Utility total margin increased $25.5 million (18.5%) during the 1996 twelve-month period principally reflecting a $28.1 million increase in total margin from core market customers partially offset by a $1.8 million decrease in total margin from firm delivery service customers as a result of lower volumes transported for these customers and slightly lower average margins. Interruptible delivery service total margin increased during the 1996 twelve-month period reflecting higher volumes and higher average margins. Interruptible retail margin declined, however, due to lower volumes sold and higher 1996-period gas costs. In addition, Gas Utility margin in the 1995 twelve-month period includes $1.4 million of income resulting from the PUC's June 2, 1994 decision on the sharing of producer settlement refunds. Gas Utility operating income increased $20.7 million (41.0%) reflecting the higher total margin partially offset by higher operating expenses and charges for depreciation.

ELECTRIC UTILITY. Electric Utility sales increased 3.9% in the 1996 twelve-month period as heating-related sales benefitted from colder heating-season weather and air conditioning related sales benefitted from record setting temperatures in July and August 1995. Electric Utility revenues increased $3.5 million (5.4%) as a result of the greater sales, a higher 1996 twelve-month period ECR and an increase in base rate revenues resulting from the full-year effect of the July 27, 1994, $1.3 million base rate increase. Cost of sales increased $2.0 million as a result of a higher average ECR rate and higher sales.

Electric Utility total margin increased $1.2 million (3.8%) in the 1996 twelve-month period due to the greater 1996 twelve-month period sales and the full-year effect of the July 1994 base rate increase. However, operating income declined $.1 million as the increase in total margin was more than offset by higher operating and administrative expenses and higher charges for depreciation.

CORPORATE GENERAL AND OTHER. Corporate general expenses were $6.0 million in the 1996 twelve-month period compared with $6.9 million in the 1995 twelve-month period. The decrease represents a smaller allocated share of UGI corporate expenses. Other operating income, including income from the Company's former gas brokerage activities through August 1, 1995, was $.9 million in the 1996 twelve-month period compared with $2.1 million in the prior-year period.

INTEREST EXPENSE AND INCOME TAXES. Interest expense was $16.6 million during the 1996 twelve-month period, virtually unchanged from the prior-year period. The effective income tax rate for the 1996 twelve-month period was 30.7% compared with an effective rate of 41.9% in the 1995 twelve-month period. The lower income tax rate in the 1996 twelve-month period reflects the benefit of an adjustment to deferred state income taxes of $4.3 million recorded in September 1995 and a lower Pennsylvania corporate income tax rate effective October 1, 1995.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                       FINANCIAL CONDITION AND LIQUIDITY

CAPITAL STRUCTURE

The Company's consolidated debt-to-total-capitalization ratio was 46.0% at March 31, 1996 compared with a ratio of 53.0% at September 30, 1995. The lower ratio reflects a net reduction in total debt outstanding and an increase in common stockholder's equity. In October 1995, UGI Utilities redeemed $45.9 million face value of 9% Series and 9% Series B First Mortgage Bonds at a redemption price of 104% of the principal amount outstanding. The redemption was paid principally from the proceeds of UGI Utilities' issuance of $48 million of notes on September 29, 1995 under its Medium-Term Note program. In accordance with utility practice, the amount of the premium on the redemption has been deferred and is being amortized over the term of the refunding debt. On November 6, 1995, UGI Utilities issued $20 million of notes due May 15, 2005 under its Medium-Term Note program bearing interest at a rate of 6.62% the proceeds of which were used to reduce UGI Utilities' bank loans. In early May 1996, the Company filed, and the SEC declared effective, a registration statement for the issuance from time to time of up to $75 million of debt securities, none of which has been issued.

REGULATORY MATTERS

On January 26, 1996, Electric Utility filed with the PUC for a $6.2 million increase in its base rates to be effective March 26, 1996. In accordance with its normal practice, the effective date was suspended by the PUC for up to an additional seven months from the proposed effective date for investigation and public hearings.

On June 22, 1993, the PUC entered an order permitting Gas Utility to record a regulatory asset for the difference between the costs incurred under SFAS 106, "Employers Accounting for Postretirement Benefits other than Pensions" and costs incurred on a pay-as-you-go basis. Under the terms of the order, the regulatory asset resulting from the deferral of SFAS 106 costs was allowable for ratemaking purposes subject to prior review in a base rate proceeding. As part of the Gas Utility Base Rate Settlement with the PUC, Gas Utility was permitted the recovery over 17.25 years of the approximately $4.0 million in deferred excess SFAS 106 costs for the period January 1, 1993 (the date Gas Utility adopted SFAS 106) through August 31, 1995. The Gas Utility Base Rate Settlement, however, reserved the right of any party to challenge the prospective recovery of these deferred excess SFAS 106 costs in future rate proceedings.

In a proceeding involving an unaffiliated Pennsylvania utility, PP&L, the Commonwealth Court reversed a PUC declaratory order outside a full base rate proceeding permitting PP&L to defer excess SFAS 106 costs pending its next base rate order. PP&L and the PUC appealed the Commonwealth Court decision to the Pennsylvania Supreme Court which, on March 12, 1996, declined to review the matter. The Company will continue to monitor administrative and judicial proceedings involving deferred excess SFAS 106 costs and recognizes that, based on applicable law, it is possible that in future base rate proceedings Gas Utility could prospectively be denied recovery of some or all of its deferred excess SFAS 106 costs.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CASH FLOWS

Cash and cash equivalents totaled $3.7 million at March 31, 1996 compared with $48.2 million at September 30, 1995. The balance at September 30, 1995 reflects cash received from the issuance of a combined $48 million face value of long-term debt on September 29, 1995 the proceeds of which were used in October to redeem $45.9 million face value of UGI Utilities' 9% Series and 9% Series B First Mortgage Bonds. The Company's cash flows from operating activities are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season. Conversely, cash flows from operating activities during the first and fourth fiscal quarters are typically at their lowest levels as the Company purchases natural gas inventories and finances increases in other working capital in advance of the heating season. Accordingly, cash flows from operations during the six months ended March 31, 1996 are not necessarily indicative of cash flows to be expected for a full year.


OPERATING ACTIVITIES. Cash flow from operating activities was $29.4 million during the six months ended March 31, 1996 compared with $29.1 million in the six months ended March 31, 1995. Cash flow from operating activities before changes in operating working capital totaled $50.8 million in the six months ended March 31, 1996 compared with $33.4 million in the prior-year period. The increase in cash flow before changes in operating working capital reflects Gas Utility's improved operating results. However, the cash flow benefits of the improved operating results were offset by a higher use of funds to finance changes in operating working capital including a significant increase in customer accounts receivable.

INVESTING ACTIVITIES. Cash expenditures for property, plant and equipment totaled $16.8 million in the six months ended March 31, 1996 compared with $21.5 million in the comparable prior-year period. The decrease principally reflects lower Gas Utility capital expenditures.

FINANCING ACTIVITIES. Cash flows from financing activities for the six months ended March 31, 1996 include $11.6 million in dividend payments to UGI compared with $14.5 million in the prior-year period. UGI Utilities repaid $16.5 million of borrowings under its revolving credit agreements during the six months ended March 31, 1996 compared with borrowings of $20.5 million in the prior-year period. During the six months ended March 31, 1996, UGI Utilities redeemed $45.9 million face value of its 9% Series and 9% Series B First Mortgage Bonds at a redemption price of 104% of the principal amount outstanding and issued $20 million of notes under its Medium-Term Note program.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                           PART II OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

         On January 30, 1996, UGI Corporation, the owner of all of the issued and outstanding shares of common stock of UGI Utilities, Inc., executed a written consent of shareholder in lieu of a meeting reelecting the ten nominees from the existing Board of Directors to another term. Each of the following nominees received 26,781,785 votes for his or her election: Stephen D. Ban, Richard L. Bunn, Robert C. Forney, Richard C. Gozon, Lon R. Greenberg, Cyrus H. Holley, Anne Pol, Quentin I. Smith, Jr., James W. Stratton, James A. Sutton, and David I. J. Wang.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     List of Exhibits:

                 12 (a)     Computation of ratio of earnings to fixed charges
                 12 (b)     Computation of ratio of earnings to combined fixed
                            charges and preferred stock dividends
                 27.        Financial Data Schedule

         (b) The Company did not file any Reports on Form 8-K during the fiscal quarter ended March 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        UGI Utilities, Inc.
                                        (Registrant)





Date:  May 13, 1996                     By:  J. C. Barney
- - -------------------                     ---------------------------------
                                        J. C. Barney, Vice President -
                                        Finance and Accounting
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX




EXHIBIT NO.                       DESCRIPTION
- - -----------                       -----------
  12(A)          COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

  12(B)          COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED
                 CHARGES AND PREFERRED STOCK DIVIDENDS

  27             FINANCIAL DATA SCHEDULE