Form 10-Q
period 1996-06-30
UGI UTILITIES INC
filed 1996-08-13
CIK 100548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___

         At July 31, 1996, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding all of which were held, beneficially and of record, by UGI Corporation.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                                                PAGES
                                                                                                -----
PART I FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets as of June 30, 1996
                    September 30, 1995 and June 30, 1995                                          1

                Condensed Consolidated Statements of Income for the
                    three, nine and twelve months ended June 30, 1996 and 1995                    2

                Condensed Consolidated Statements of Cash Flows for the
                    nine and twelve months ended June 30, 1996 and 1995                           3

                Notes to Condensed Consolidated Financial Statements                            4 - 8

     Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                         9 - 16





PART II OTHER INFORMATION

     Item 5.    Other Information                                                                 17

     Item 6.    Exhibits and Reports on Form 8-K                                                  17

     Signatures                                                                                   18

                          PART I FINANCIAL INFORMATION
                    UGI  UTILITIES,  INC.  AND  SUBSIDIARIES

                    CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                                  (unaudited)
                             (Thousands of dollars)



                                                       June 30,  September 30,  June 30,
                                                         1996        1995         1995
                                                       --------- ------------- ---------
ASSETS
  Current assets:
    Cash and cash equivalents                          $   1,870   $  48,171   $  19,845
    Accounts receivable (less allowances for doubtful
      accounts of $5,131, $2,660 and $3,700,
      respectively)                                       48,060      22,494      29,311
    Accrued utility revenues                               7,349       7,895       5,064
    Inventories                                           17,945      23,427      17,298
    Deferred income taxes                                 11,454       9,998      15,250
    Prepayments and other current assets                   4,069       5,182       6,723
                                                       ---------   ---------   ---------
      Total current assets                                90,747     117,167      93,491

  Investments                                              4,044       5,040       4,867

  Property, plant and equipment, at cost (less
    accumulated depreciation and amortization
    of $218,890, $209,864 and $206,994, respectively)    497,269     487,794     475,355

  Deferred recoverable utility costs                      43,112      41,356      31,233
  Other assets                                            13,014      10,123       9,653
                                                       ---------   ---------   ---------

    Total assets                                       $ 648,186   $ 661,480   $ 614,599
                                                       =========   =========   =========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
  Current liabilities:
    Current maturities of long-term debt               $  25,543   $  53,179   $   7,323
    Bank loans                                            10,000      42,000      35,500
    Accounts payable                                      32,254      33,623      23,282
    Other current liabilities                             58,781      46,914      63,086
                                                       ---------   ---------   ---------
      Total current liabilities                          126,578     175,716     129,191

  Long-term debt                                         158,248     154,983     159,964
  Deferred income taxes                                   90,205      84,225      83,169
  Other noncurrent liabilities                            24,073      24,551      20,247

  Redeemable preferred stock                              35,187      35,202      35,202

  Common stockholder's equity:
    Common Stock, $2.25 par value (authorized -
      40,000,000 shares; issued and outstanding -
      26,781,785 shares)                                  60,259      60,259      60,259
    Additional paid-in capital                            68,052      68,052      68,052
    Retained earnings                                     85,584      58,492      58,515
                                                       ---------   ---------   ---------
      Total common stockholder's equity                  213,895     186,803     186,826
                                                       ---------   ---------   ---------

    Total liabilities and stockholders' equity         $ 648,186   $ 661,480   $ 614,599
                                                       =========   =========   =========




The accompanying notes are an integral part of these financial statements.

                    UGI UTILITIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                             (Thousands of dollars)


                                                 Three Months Ended    Nine Months Ended    Twelve Months Ended
                                                      June 30,              June 30,              June 30,
                                                -------------------   --------------------  -------------------
                                                  1996       1995       1996       1995       1996      1995
                                                --------   --------   ---------  ---------  --------- ---------
 Revenues                                       $ 81,425   $ 66,327   $ 372,701  $ 303,574  $ 426,491 $ 357,058
                                                --------   --------   ---------  ---------  --------- ---------

 Costs and expenses:
   Gas, fuel and purchased power                  38,134     29,206     186,205    148,521    207,378   172,059
   Operating and administrative expenses          27,575     25,004      89,748     81,573    116,689   107,627
   Operating and administrative expenses
     - related parties                             1,273      1,639       4,191      5,116      5,660     6,969
   Depreciation and amortization                   5,511      4,949      16,184     14,846     21,092    19,282
   Miscellaneous (income), net                      (457)      (899)     (1,223)    (3,027)    (1,976)   (3,548)
                                                --------   --------   ---------  ---------  --------- ---------
                                                  72,036     59,899     295,105    247,029    348,843   302,389
                                                --------   --------   ---------  ---------  --------- ---------

 Operating income                                  9,389      6,428      77,596     56,545     77,648    54,669
 Interest charges                                  3,855      3,849      12,170     12,449     16,559    15,897
                                                --------   --------   ---------  ---------  --------- ---------

 Income before income taxes                        5,534      2,579      65,426     44,096     61,089    38,772
 Income taxes                                      1,832      1,037      24,639     17,718     18,662    15,932
                                                --------   --------   ---------  ---------  --------- ---------

 Income before accounting change                   3,702      1,542      40,787     26,378     42,427    22,840
 Change in accounting for
   postemployment benefits                          --         --         --        (1,028)      --      (1,028)
                                                --------   --------   ---------  ---------  --------- ---------
 Net income                                        3,702      1,542      40,787     25,350     42,427    21,812
 Dividends on preferred stock                        692        696       2,074      2,087      2,765     2,391
                                                --------   --------   ---------  ---------  --------- ---------
 Net income after dividends
   on preferred stock                           $  3,010   $    846   $  38,713  $  23,263  $  39,662 $  19,421
                                                ========   ========   =========  =========  ========= =========





 The accompanying notes are an integral part of these financial statements.

                    UGI UTILITIES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (Thousands of dollars)

                                                              Nine Months Ended       Twelve Months Ended
                                                                     June 30,               June 30,
                                                              --------------------    --------------------
                                                                1996        1995        1996        1995
                                                              --------    --------    --------    --------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income                                               $ 40,787    $ 25,350    $ 42,427    $ 21,812
     Adjustments to reconcile net income to net cash
         provided by continuing operating activities:
            Depreciation and amortization                       16,184      14,846      21,092      19,282
            Deferred income taxes, net                           2,249         945       3,673       5,294
            Change in accounting for postemployment benefits       --        1,028         --        1,028
            Other, net                                           4,665       2,432       5,122       7,747
                                                              --------    --------    --------    --------
                                                                63,885      44,601      72,314      55,163
            Net change in:
                Accounts receivable and accrued utility
                  revenues                                     (29,285)     (9,827)    (29,263)      3,496
                Inventories                                      5,482       9,151        (846)     (1,180)
                Deferred fuel adjustments                          464      10,136      (9,810)        710
                Pipeline transition recoveries, net              1,040       2,359         597      (1,238)
                Producer settlement (payments) recoveries, net      91      (8,105)     (1,311)    (10,072)
                Accounts payable                                (1,369)     (5,294)     11,728      (2,143)
                Other current assets and liabilities            11,767         568       7,745      (7,068)
                                                              --------    --------    --------    --------
            Net cash provided by continuing operations          52,075      43,589      51,154      37,668
            Net cash used by discontinued operations               --          --          --          (65)
                                                              --------    --------    --------    --------
            Net cash provided by operating activities           52,075      43,589      51,154      37,603
                                                              --------    --------    --------    --------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Expenditures for property, plant and equipment            (24,983)    (34,280)    (41,924)    (49,220)
     Net costs of property, plant and equipment disposals         (784)       (500)     (1,257)       (947)
     Other, net                                                    725       1,225         725       1,225
                                                              --------    --------    --------    --------
        Net cash used by investing activities                  (25,042)    (33,555)    (42,456)    (48,942)
                                                              --------    --------    --------    --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Payment of dividends                                      (13,634)    (16,206)    (14,325)    (20,467)
     Issuance of long-term debt                                 20,000         --       68,000         --
     Repayment of long-term debt                               (47,685)    (10,088)    (54,833)    (17,285)
     Bank loans increase (decrease)                            (32,000)     18,500     (25,500)     28,500
     Contribution of capital by UGI Corporation                    --          --          --        4,000
     Issuance of Series Preferred Stock                            --          --          --       19,827
     Redemption of Series Preferred Stock                          (15)        --          (15)        --
                                                              --------    --------    --------    --------
        Net cash provided (used) by financing activities       (73,334)     (7,794)    (26,673)     14,575
                                                              --------    --------    --------    --------

     Cash and cash equivalents increase (decrease)            $(46,301)   $  2,240    $(17,975)   $  3,236
                                                              ========    ========    ========    ========

CASH AND CASH EQUIVALENTS:
     End of period                                            $  1,870    $ 19,845    $  1,870    $ 19,845
     Beginning of period                                        48,171      17,605      19,845      16,609
                                                              --------    --------    --------    --------
         Increase (decrease)                                  $(46,301)   $  2,240    $(17,975)   $  3,236
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

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC).
         They include all adjustments which the Company considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. Due to the seasonal nature of the Company's businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



2.  Segment Information


    Information on revenues, operating income (loss), depreciation and amortization, identifiable assets and certain operating statistics by business segment for the periods presented follows:




                                     Three Months Ended   Nine Months Ended    Twelve Months Ended
                                           June 30,             June 30,             June 30,
                                     ------------------   -------------------  --------------------
                                       1996       1995      1996      1995       1996       1995
                                     --------  --------   --------  ---------  --------   ---------
REVENUES
  Gas utility                        $ 65,289  $ 51,234   $320,234  $254,110   $357,382    $291,971
  Electric utility                     16,136    15,093     52,467    49,464     69,109      65,087
                                     --------  --------   --------  --------   --------    --------
    Total                            $ 81,425  $ 66,327   $372,701  $303,574   $426,491    $357,058
                                     ========  ========   ========  ========   ========    ========



OPERATING  INCOME (LOSS)
  Gas utility                        $  9,098  $  5,730   $ 75,259  $ 52,654   $ 74,552    $ 50,628
  Electric utility                      1,544     1,795      6,455     7,214      8,350       8,786
  Other                                    20       542         73     1,793        406       2,224
  Corporate general                    (1,273)   (1,639)    (4,191)   (5,116)    (5,660)     (6,969)
                                     --------  --------   --------  --------   --------    --------
    Total                            $  9,389  $  6,428   $ 77,596  $ 56,545   $ 77,648    $ 54,669
                                     ========  ========   ========  ========   ========    ========



DEPRECIATION  AND AMORTIZATION
  Gas utility                        $  4,505  $  4,017   $ 13,161  $ 12,051   $ 17,178    $ 15,627
  Electric utility                      1,006       930      3,021     2,792      3,911       3,652
  Corporate general and other              --         2          2         3          3           3
                                     --------  --------   --------  --------   --------    --------
     Total                           $  5,511  $  4,949   $ 16,184  $ 14,846   $ 21,092    $ 19,282
                                     ========  ========   ========  ========   ========    ========



IDENTIFIABLE  ASSETS
  (at period end)
  Gas utility                        $560,223  $508,885   $560,223  $508,885   $560,223    $508,885
  Electric utility                     83,932    82,832     83,932    82,832     83,932      82,832
  Corporate general and other           4,031    22,882      4,031    22,882      4,031      22,882
                                     --------  --------   --------  --------   --------    --------
     Total                           $648,186  $614,599   $648,186  $614,599   $648,186    $614,599
                                     ========  ========   ========  ========   ========    ========



OPERATING  STATISTICS

  Natural gas throughput -
          billions of cubic feet         16.9      15.9       72.3      68.2       86.5        82.2

  Electric sales - millions of
    kilowatt hours                      198.2     190.2      683.8     651.7      892.9       851.2

                      UGI UTILITIES, INC. AND SUBSIDIARIES

3.       REGULATORY MATTERS

         On June 22, 1993, the Pennsylvania Public Utility Commission (PUC) entered an order permitting Gas Utility to record a regulatory asset for the difference between the costs incurred under Statement of Financial Accounting Standards (SFAS) No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) and costs incurred on a pay-as-you-go basis. Under the terms of the order, the regulatory asset resulting from the deferral of SFAS 106 costs was allowable for ratemaking purposes subject to prior review in a base rate proceeding. As part of Gas Utility's August 31, 1995 base rate settlement (Gas Utility Base Rate Settlement) with the PUC, Gas Utility was permitted the recovery over 17.25 years of the approximately $4,000 in deferred excess SFAS 106 costs, comprising principally deferred transition obligation amortization, for the period January 1, 1993 (the date Gas Utility adopted SFAS 106) through August 31, 1995. The Gas Utility Base Rate Settlement, however, reserved the right of any party to challenge the prospective recovery of these deferred excess SFAS 106 costs in future rate proceedings. Under the terms of Electric Utility's July 18, 1996 base rate order, Electric Utility was permitted the recovery of its deferred SFAS 106 transition obligation amortization.

         In a proceeding involving an unaffiliated Pennsylvania utility, Pennsylvania Power & Light Company (PP&L), the Commonwealth Court of Pennsylvania (Commonwealth Court) reversed a PUC declaratory order outside a full base rate proceeding permitting PP&L to defer excess SFAS 106 costs pending its next base rate order. PP&L and the PUC appealed the Commonwealth Court decision to the Pennsylvania Supreme Court which, on March 12, 1996, declined to review the matter. The Company will continue to monitor administrative and judicial proceedings involving deferred excess SFAS 106 costs and recognizes that, based on applicable law, it is possible that in future base rate proceedings the Company could prospectively be denied recovery of some or all of its deferred excess SFAS 106 costs.

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES

         In addition, UGI Utilities has identified environmental contamination at several of its properties and has voluntarily undertaken investigation and, as appropriate, remediation of these sites in cooperation with appropriate environmental agencies or private parties.

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

RESULTS OF OPERATIONS:
THREE MONTHS ENDED JUNE 30, 1996 (1996 THREE-MONTH PERIOD) COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995 (1995 THREE-MONTH PERIOD)

                                                                                         Increase
 Three Months Ended June 30,                               1996        1995             (Decrease)
- --------------------------------------------------------------------------------------------------------

                                                        (Millions of dollars)
 REVENUES
      Gas utility                                        $ 65.3       $ 51.2          $14.1        27.5%
      Electric utility                                     16.1         15.1            1.0         6.6

 TOTAL MARGIN (a)
      Gas utility                                        $ 32.3       $ 27.0          $ 5.3        19.6%
      Electric utility                                      7.7          7.5             .2         2.7

 OPERATING INCOME (LOSS)
      Gas utility                                        $  9.1       $  5.7          $ 3.4        59.6%
      Electric utility                                      1.5          1.8            (.3)      (16.7)
      Other                                                  -            .5            (.5)     (100.0)
      Corporate general                                    (1.3)        (1.6)           (.3)      (18.8)

 OPERATING DATA
      Natural gas throughput-bcf                           16.9         15.9            1.0         6.3%
      Electric sales-gwh                                  198.2        190.2            8.0         4.2
      Degree days-% colder (warmer) than
          normal - Gas Utility                              2.4%         9.8%           N.M.        N.M.

         bcf - billions of cubic feet. gwh - millions of kilowatt hours. N.M. - Not meaningful.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in the Gas Utility service area during the three months ended June 30, 1996 was 2.4% colder than normal compared to weather that was 9.8% colder than normal in the prior-year period. Notwithstanding the warmer weather, total system throughput increased 6.3% reflecting growth in firm-

                       UGI UTILITIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


residential, firm-commercial and firm-industrial (collectively, "core market") sales and higher volumes transported for interruptible customers. Total Gas Utility revenues increased principally as a result of higher base rates, higher sales to core market customers and higher purchased gas cost
(PGC) rates in effect during the 1996 three-month period. Cost of gas sold by the Gas Utility was $30.4 million during the 1996 three-month period, an increase of $8.2 million over the prior-year period, reflecting higher average PGC rates and the increase in core market sales.

The increase in Gas Utility total margin reflects an increase in margin from core market customers partially offset by lower total margin from interruptible and firm delivery service customers. The increase in core market total margin reflects the effect of higher base rates and volumes sold. The decrease in total margin from interruptible and firm delivery service customers reflects lower average interruptible margins as a result of higher gas costs. In addition, firm delivery service throughput was lower due in large part to customer switching to interruptible delivery service. Gas Utility operating income increased $3.4 million reflecting the increase in total margin partially offset by higher system maintenance, customer accounts and depreciation expenses in the 1996 three-month period.

ELECTRIC UTILITY.   Electric Utility sales increased 4.2% during the 1996
three-month period reflecting colder late heating-season weather. Electric Utility revenues increased $1.0 million reflecting the higher sales as well as a greater 1996 three-month period Energy Cost Rate (ECR). Cost of sales increased to $7.7 million in the 1996 three-month period from $7.0 million in the prior-year period as a result of higher sales and a higher ECR.

The increase in Electric Utility total margin principally reflects the benefit of the higher sales. Despite the increase in total margin, increases in operating, administrative and depreciation expenses resulted in a $.3 million decrease in Electric Utility operating income.

CORPORATE GENERAL AND OTHER. Corporate general expenses, which represent an allocated share of corporate headquarters' expenses incurred by UGI, were $1.3 million in the 1996 three-month period compared with $1.6 million in the 1995 three-month period. Other operating income in the prior-year period principally reflects income from the gas marketing activities of GASMARK, a former division of UGI Utilities' wholly owned subsidiary, UGI Development Company (UGIDC). Effective August 1, 1995, the business assets of GASMARK were dividended to UGI.

INTEREST EXPENSE AND INCOME TAXES. Interest expense during the 1996 three-month period was $3.9 million, virtually unchanged from interest expense in the prior-year period. The effective income tax rate for the 1996 three-month period was 33.1% compared with a rate of 40.2% in the three months ended June 30, 1995. The lower rate in the 1996 three-month period resulted from the use of a slightly lower year-to-date effective tax rate in June 1996 than was used in March 1996 and a reduction in the Pennsylvania corporate income tax rate from 11.99% to 9.99% effective for the Company on October 1, 1995.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS:
NINE MONTHS ENDED JUNE 30, 1996 (1996 NINE-MONTH PERIOD) COMPARED WITH NINE MONTHS ENDED JUNE 30, 1995 (1995 NINE-MONTH PERIOD)

                                                                                          Increase
 Nine Months Ended June 30,                             1996          1995               (Decrease)
 -------------------------------------------------------------------------------------------------------

                                                      (Millions of dollars)
 REVENUES
      Gas utility                                      $320.2        $254.1          $66.1         26.0%
      Electric utility                                   52.5          49.5            3.0          6.1

 TOTAL MARGIN (a)
      Gas utility                                      $146.0        $118.5          $27.5         23.2%
      Electric utility                                   24.6          23.8             .8          3.4

 OPERATING INCOME (LOSS)
      Gas utility                                      $ 75.3        $ 52.7          $22.6         42.9%
      Electric utility                                    6.5           7.2            (.7)        (9.7)
      Other                                                .1           1.8           (1.7)       (94.4)
      Corporate general                                  (4.2)         (5.1)           (.9)       (17.6)

 OPERATING DATA
      Natural gas throughput-bcf                         72.3          68.2            4.1          6.0%
      Electric sales-gwh                                683.8         651.7           32.1          4.9
      Degree days-% colder (warmer) than
          normal - Gas Utility                            4.7%         (5.3)%          N.M.         N.M.

         bcf - billions of cubic feet. gwh - millions of kilowatt hours. N.M. - Not meaningful.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in Gas Utility's service territory in the 1996 nine-month period was 4.7% colder than normal compared with weather that was 5.3% warmer than normal in the 1995 nine-month period. Total system throughput increased 6.0% due in large part to the colder weather's effect on core market sales which increased 5.4 bcf in the 1996 nine-month period. Partially offsetting the increase in total throughput from core market sales was a decrease in firm delivery service volumes as a result of customer switching from firm delivery service to interruptible delivery service. In addition, volumes of gas sold to interruptible retail customers declined reflecting the impact of more frequent interruptions of gas sold to these customers caused by the colder weather. The increase in Gas Utility's total revenues reflects higher sales to core market customers, higher base rates and lower refunds of prior-period gas cost overcollections. Cost of gas sold was $160.7 million during the 1996 nine-month period, an increase

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


of $35.6 million from the 1995 nine-month period, reflecting principally the greater sales to the core market and lower refunds of prior-period gas cost overcollections.

The increase in Gas Utility total margin for the 1996 nine-month period reflects a $32.2 million increase in total margin from the core market partially offset by lower total margin from interruptible customers and firm delivery service customers. The higher total margin from the core market reflects the effects of the higher volumes sold and higher base rates. Total margin from interruptible customers declined principally as a result of higher 1996 nine-month period gas costs associated with sales to interruptible-retail customers. Firm delivery service total margin also declined due in large part to customers switching to interruptible delivery service. Although Gas Utility operating income benefitted from the higher total margin, the benefit was partially offset by higher operating and administrative expenses and higher charges for depreciation.

ELECTRIC UTILITY. Electric Utility sales increased 4.9% during the 1996 nine-month period principally from colder heating-season weather. The increase in Electric Utility revenues reflects the impact of the higher sales as well as higher ECR revenues. Electric Utility cost of sales was $25.5 million, an increase of $2.1 million from the prior-year period. The increase in the cost of sales resulted from higher sales and a higher ECR.

Electric Utility total margin increased as a result of the increase in sales. However, operating income decreased as the increase in Electric Utility total margin was more than offset by higher distribution system maintenance expenses, higher general and administrative expenses, and higher depreciation expense.

CORPORATE GENERAL AND OTHER. Corporate general expenses were lower in the 1996 nine-month period reflecting a smaller allocable share of UGI corporate expenses charged to the Company. Other operating income was $.1 million in the 1996 nine-month period compared with $1.8 million in the prior-year period.
The prior-year amount reflects principally income from the Company's former gas brokerage activities which were dividended to UGI on August 1, 1995.

INTEREST EXPENSE AND INCOME TAXES. Interest expense was $12.2 million during the 1996 nine-month period compared with interest expense of $12.4 million in the 1995 nine-month period. The decrease in interest expense principally reflects a decrease in interest on bank loans and purchased gas cost overcollections. The effective income tax rate for the 1996 nine-month period was 37.7% compared with an effective tax rate of 40.2% in the 1995 nine-month period. The lower income tax rate principally reflects a reduction in the Pennsylvania corporate income tax rate.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS:
TWELVE MONTHS ENDED JUNE 30, 1996 (1996 TWELVE-MONTH PERIOD) COMPARED WITH TWELVE MONTHS ENDED JUNE 30, 1995 (1995 TWELVE-MONTH PERIOD)

                                                                                           Increase
 Twelve Months Ended June 30,                             1996          1995              (Decrease)
 --------------------------------------------------------------------------------------------------------

                                                        (Millions of dollars)
 REVENUES
      Gas utility                                        $357.4        $292.0          $65.4        22.4%
      Electric utility                                     69.1          65.1            4.0         6.1

 TOTAL MARGIN (a)
      Gas utility                                        $168.4        $138.7          $29.7        21.4%
      Electric utility                                     32.9          31.6            1.3         4.1

 OPERATING INCOME (LOSS)
      Gas utility                                        $ 74.6        $ 50.6          $24.0        47.4%
      Electric utility                                      8.4           8.8            (.4)       (4.5)
      Other                                                  .4           2.2           (1.8)      (81.8)
      Corporate general                                    (5.7)         (7.0)          (1.3)      (18.6)

 OPERATING DATA
      Natural gas throughput-bcf                           86.5          82.2            4.3         5.2%
      Electric sales-gwh                                  892.9         851.2           41.7         4.9
      Degree days-% colder (warmer) than
          normal - Gas Utility                              4.4%         (4.9)%          N.M.        N.M.

         bcf - billions of cubic feet. gwh - millions of kilowatt hours. N.M. - Not meaningful.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in Gas Utility's service territory, as measured by degree days for heating, was 4.4% colder than normal in the 1996 twelve-month period compared with weather which was 4.9% warmer than normal in the 1995 twelve-month period. The increase in total system throughput reflects the impact of the colder weather on core market sales.

The increase in Gas Utility revenues in the 1996 twelve-month period reflects higher sales to core market customers and higher base rates in effect since August 31, 1995 and lower refunds of prior-period PGC and other gas cost overcollections. These increases in revenues were partially offset by the recovery of lower average purchased gas costs through PGC rates. Cost of gas sold was $174.2 million in the 1996 twelve-month period compared with $141.5 million in the 1995 twelve-month period. The higher cost

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


of gas reflects the higher core market sales and lower 1996-period refunds of prior-year PGC overcollections partially offset by the recovery of lower average purchased gas costs through PGC rates.

The increase in Gas Utility total margin reflects a significant increase in core market total margin as a result of greater sales and higher base rates commencing August 31, 1995. Partially offsetting the increase in core market total margin was a decrease in total margin from interruptible-retail customers as a result of lower volumes sold and the impact of higher 1996-period gas costs. Firm delivery service volumes and margins decreased as a result of lower volumes transported for these customers, due largely to customer switching to interruptible delivery service, and slightly lower average margins. Gas Utility operating income increased reflecting the higher total margin partially offset by higher operating and administrative expenses and higher charges for depreciation from fixed asset additions.

ELECTRIC UTILITY. Electric Utility sales increased 4.9% in the 1996 twelve-month period as heating-related sales benefitted from colder heating-season weather and air conditioning related sales benefitted from record setting temperatures in July and August 1995. Electric Utility revenues increased as a result of these greater sales and higher ECR revenues. Cost of sales increased $2.6 million as a result of the higher sales and a higher ECR rate.

The increase in Electric Utility total margin reflects the benefit of the higher sales. The higher total margin was more than offset by higher operating and administrative expenses and higher charges for depreciation.

CORPORATE GENERAL AND OTHER. Corporate general expenses decreased $1.3 million representing a smaller 1996 twelve-month period share of UGI corporate expenses. Other operating income, principally representing income from the Company's former gas brokerage activities, decreased as a result of the dividend of this business to UGI effective August 1, 1995.

INTEREST EXPENSE AND INCOME TAXES. Interest expense was $16.6 million during the 1996 twelve-month period, slightly higher than the $15.9 million recorded in the prior-year period. The effective income tax rate for the 1996 twelve-month period was 30.5% compared with an effective tax rate of 41.1% in the 1995 twelve-month period. The lower income tax rate in the 1996 twelve-month period reflects the benefit of a $4.3 million adjustment to deferred state income taxes recorded in September 1995 and a lower Pennsylvania corporate income tax rate effective October 1, 1995.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                       FINANCIAL CONDITION AND LIQUIDITY

CAPITAL STRUCTURE

The Company's consolidated debt-to-total-capitalization ratio was 43.8% at June 30, 1996 compared with a ratio of 53.0% at September 30, 1995. The lower ratio reflects a net reduction in total debt outstanding and an increase in common stockholder's equity. In October 1995, UGI Utilities redeemed $45.9 million face value of 9% Series and 9% Series B First Mortgage Bonds at a redemption price of 104% of the principal amount outstanding. The redemption was paid principally from the proceeds of UGI Utilities' issuance of $48 million of notes on September 29, 1995. On November 6, 1995, UGI Utilities issued $20 million of notes due May 15, 2005 bearing interest at a rate of 6.62% the proceeds of which were used to reduce UGI Utilities' bank loans. In May 1996, the Company filed, and the SEC declared effective, a registration statement for the issuance from time to time of up to $75 million of debt securities, none of which has been issued.

REGULATORY MATTERS

On January 26, 1996, Electric Utility filed with the PUC for a $6.2 million increase in its base rates to be effective March 26, 1996. In accordance with its normal practice, the effective date was suspended by the PUC for up to an additional seven months from the proposed effective date for investigation and public hearings. On July 18, 1996, the PUC approved a settlement of this proceeding authorizing a $3.1 million increase in annual revenues. The increase in base rates became effective on July 19, 1996. Under the terms of the settlement, Electric Utility agreed not to file for another base rate increase before July 1, 1997.

On June 22, 1993, the PUC entered an order permitting Gas Utility to record a regulatory asset for the difference between the costs incurred under SFAS 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" and costs incurred on a pay-as-you-go basis. Under the terms of the order, the regulatory asset resulting from the deferral of SFAS 106 costs was allowable for ratemaking purposes subject to prior review in a base rate proceeding. As part of the Gas Utility Base Rate Settlement with the PUC, Gas Utility was permitted the recovery over 17.25 years of the approximately $4.0 million in deferred excess SFAS 106 costs, comprising principally deferred transition obligation amortization, for the period January 1, 1993 (the date Gas
Utility adopted SFAS 106) through August 31, 1995. The Gas Utility Base Rate Settlement, however, reserved the right of any party to challenge the prospective recovery of these deferred excess SFAS 106 costs in future rate proceedings. Under the terms of Electric Utility's July 18, 1996 base rate order, Electric Utility was permitted the recovery of its deferred SFAS 106 transition obligation amortization.

In a proceeding involving an unaffiliated Pennsylvania utility, PP&L, the Commonwealth Court reversed a PUC declaratory order outside a full base rate proceeding permitting PP&L to defer excess SFAS 106 costs pending its next base rate order. PP&L and the PUC appealed the Commonwealth Court decision to the Pennsylvania Supreme Court which, on March 12, 1996, declined to review the matter. The Company will continue to monitor administrative and judicial proceedings involving deferred excess SFAS 106 costs and recognizes that, based on applicable law, it is possible that in future base rate proceedings the Company could prospectively be denied recovery of some or all of its deferred excess SFAS 106 costs.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CASH FLOWS

Cash and cash equivalents totaled $1.9 million at June 30, 1996 compared with $48.2 million at September 30, 1995. The balance at September 30, 1995 reflects cash received from the issuance of a combined $48 million face value of long-term debt on September 29, 1995 the proceeds of which were used in October to redeem $45.9 million face value of UGI Utilities' 9% Series and 9% Series B First Mortgage Bonds. The Company's cash flows from operating activities are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season. Conversely, cash flows from operating activities during the first and fourth fiscal quarters are typically at their lowest levels as the Company injects natural gas into storage and finances increases in other working capital in advance of the heating season. Accordingly, cash flows from operations during the nine months ended June 30, 1996 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash flow from operating activities was $52.1 million during the nine months ended June 30, 1996 compared with $43.6 million in the nine months ended June 30, 1995. Cash flow from operations before changes in operating working capital totaled $63.9 million in the 1996 nine-month period compared with $44.6 million in the prior-year period. The increase in cash flow before changes in operating working capital reflects the increase in Gas Utility's 1996-period results of operations. However, the cash flow benefits of the improved results were partially offset by a higher use of funds to finance working capital including a significant increase in customer accounts receivable.

INVESTING ACTIVITIES. Cash expenditures for property, plant and equipment totaled $25.0 million in the nine months ended June 30, 1996 compared with $34.3 million in the 1995 nine-month period. The decrease is principally a result of a lower level of Gas Utility capital expenditures.

FINANCING ACTIVITIES. Cash flows from financing activities for the nine months ended June 30, 1996 include $11.6 million in dividend payments to UGI compared with $14.5 million of dividend payments in the prior-year period. UGI Utilities repaid $32.0 million of borrowings under its revolving credit agreements in the 1996 nine-month period compared with net borrowings of $18.5 million in the 1995 nine-month period. During the nine months ended June 30, 1996, UGI Utilities redeemed $45.9 million face value of its 9% Series and 9% Series B First Mortgage Bonds at 104% of the principal amount and issued $20 million of long-term notes.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                           PART II OTHER INFORMATION



ITEM 5.  OTHER INFORMATION

         On July 30, 1996, Lon R. Greenberg was elected Chairman of the Board of UGI Utilities, Inc., effective August 1, 1996, succeeding James A. Sutton.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     List of Exhibits:

                 10.1 Change of Control Agreement between UGI Corporation and Lon R. Greenberg, incorporated by reference to Exhibit 10.1 to the June 30, 1996 quarterly report on Form 10-Q of UGI Corporation.

                 10.2 Form of Change of Control Agreement between UGI Corporation and Richard L. Bunn, incorporated by reference to Exhibit 10.2 to the June 30, 1996 quarterly report on Form 10-Q of UGI Corporation.

                 10.3       Form of Change of Control Agreement between
                            UGI Corporation and each of Messrs. Bovaird, Chaney and Dingman, incorporated by reference to Exhibit
                            10.3 to the June 30, 1996 quarterly report on Form 10-Q of UGI Corporation.

                 10.4       UGI Utilities Annual Bonus Plan dated March 8, 1996.

                 12 (a)     Computation of ratio of earnings to fixed charges
                 12 (b)     Computation of ratio of earnings to combined fixed
                            charges and preferred stock dividends

                 27.        Financial Data Schedule

         (b) The Company did not file any Reports on Form 8-K during the fiscal quarter ended June 30, 1996.

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           UGI Utilities, Inc.
                                           -------------------
                                              (Registrant)





Date:  August 13, 1996                     By:  J. C. Barney
- ----------------------                     -------------------------------
                                           J. C. Barney, Vice President -
                                           Finance and Accounting
                                           (Principal Financial Officer)

                                 EXHIBIT INDEX





  EXHIBIT NO.                     DESCRIPTION
  -----------                     -----------

         10.1 Change of Control Agreement between UGI Corporation and Lon R. Greenberg, incorporated by reference to
                          Exhibit 10.1 to the June 30, 1996 quarterly report on Form 10-Q of UGI Corporation.

         10.2             Form of Change of Control Agreement between UGI
                          Corporation and Richard L. Bunn, incorporated by reference to Exhibit 10.2 to the June 30, 1996 quarterly report on Form 10-Q of UGI Corporation.

         10.3             Form of Change of Control Agreement between UGI
                          Corporation and each of Messrs. Bovaird, Chaney and Dingman, incorporated by reference to Exhibit
                          10.3 to the June 30, 1996 quarterly report on Form 10-Q of UGI Corporation.

         10.4             UGI Utilities Annual Bonus Plan dated March 8, 1996.

         12(a)            Computation of Ratio of Earnings to Fixed Charges

         12(b)            Computation of Ratio of Earnings to Combined Fixed
                          Charges and Preferred Stock Dividends

         27               Financial Data Schedule