Form 10-K405
period 1996-09-30
UGI UTILITIES INC
filed 1996-12-26
CIK 100548

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                          Commission file number 1-1398

                               UGI UTILITIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Pennsylvania                                  23-1174060
    (STATE OR OTHER JURISDICTION            (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)


          100 Kachel Boulevard, Suite 400, Green Hills Corporate Center
                                Reading, PA                19607
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


                                 (610) 796-3400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:       None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:       None

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X . NO .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At December 1, 1996 there were 26,781,785 shares of UGI Utilities Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

DOCUMENTS INCORPORATED BY REFERENCE:   None.

                                TABLE OF CONTENTS

PART I         BUSINESS                                                            PAGE

        Items 1 and 2          Business and Properties ..........................    1
                                 General ........................................    1
                                 Gas Utility Operations .........................    1
                                 Electric Utility Operations ....................    4

        Item 3                 Legal Proceedings ................................    9

        Item 4                 Submission of Matters to a Vote of
                                 Security Holders ...............................   13

PART II        SECURITIES AND FINANCIAL INFORMATION

        Item 5                 Market for Registrant's Common Equity
                                 and Related Stockholder Matters ................   13

        Item 6                 Selected Financial Data ..........................   15

        Item 7                 Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations ............   16

        Item 8                 Financial Statements and Supplementary Data ......   24

        Item 9                 Changes in and Disagreements with Accountants
                                 on Accounting and Financial Disclosure .........   24

PART III       UGI UTILITIES, INC. MANAGEMENT AND SECURITY HOLDERS

        Item 10                Directors and Executive Officers of the Registrant   24

        Item 11                Executive Compensation ...........................   29

        Item 12                Security Ownership of Certain Beneficial
                                 Owners and Management ..........................   36

        Item 13                Certain Relationships and Related
                                 Transactions ...................................   37

PART IV        ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

        Item 14                Exhibits, Financial Statement Schedules
                                 and Reports on Form 8-K ........................   37

                               Signatures .......................................   43




                                       (i)

PART I:  BUSINESS

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES


GENERAL

         UGI Utilities, Inc. ("Utilities" or the "Company") is a public utility company that owns and operates (i) a natural gas distribution utility serving 14 counties in eastern and southeastern Pennsylvania ("Gas Utility"), and (ii) an electric utility serving parts of Luzerne and Wyoming Counties in northeastern Pennsylvania ("Electric Utility"). Utilities is a wholly owned subsidiary of UGI Corporation ("UGI").

         Utilities (formerly, UGI Corporation) was incorporated in Pennsylvania in 1925 as the successor to a business founded in 1882. The Company is subject to regulation by the Pennsylvania Public Utility Commission ("PUC"). Its executive offices are located at 100 Kachel Boulevard, Suite 400, Green Hills Corporate Center, Reading, Pennsylvania 19607, and its telephone number is (610) 796-3400. References to the "Company" include Utilities and its consolidated subsidiaries unless the context indicates otherwise.


GAS UTILITY OPERATIONS

         Service Area; Revenue Analysis. Gas Utility distributes natural gas to approximately 247,000 customers in portions of 14 eastern and southeastern Pennsylvania counties through its distribution system of approximately 4,100 miles of gas mains. The service area consists of approximately 3,000 square miles and includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon and Reading, Pennsylvania. Located in Gas Utility's service area are major production centers for basic industries such as steel fabrication. For the fiscal years ended September 30, 1996, 1995 and 1994, revenues of Gas Utility accounted for approximately 85%, 82%, and 84%, respectively, of Utilities' total consolidated revenues.

         System throughput (the volume of gas sold to customers within Gas Utility's distribution system plus the volume of gas transported for such customers) for the 1996 fiscal year was approximately 85.4 billion cubic feet ("bcf"). Sales of gas accounted for approximately 47% of system throughput, while gas transported for commercial and industrial customers (who buy their gas from others) accounted for approximately 53% of system throughput. Based on industry data for 1995, residential customers account for approximately 36% of total system throughput by local gas distribution companies in the United States. By contrast, for the 1996 fiscal year, Gas Utility's residential customers represented 23% of its total system throughput.

         Sources of Supply and Pipeline Capacity. Gas Utility meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with producers and marketers, storage and transportation services from pipeline companies, and its own propane-air and liquefied natural gas peak-shaving facilities. Purchases of natural gas in the spot market are also made to reduce costs and manage storage inventory levels. These arrangements enable Gas Utility to purchase gas from Gulf Coast, mid-continent, Appalachian and Canadian sources. For the transportation and storage function, Utilities has agreements with a number of pipeline companies, including Texas Eastern Transmission Corporation, Columbia Gas Transmission Corporation ("Columbia"), ANR Pipeline Company, Columbia Gulf Transmission Company, CNG Transmission Corporation, National Fuel Gas Supply Corporation, Transcontinental Gas Pipe Line Corporation, Trunkline Gas Company, Texas Gas Transmission Corporation and Panhandle Eastern Pipe Line Company.

         Gas Supply Contracts. During the 1996 fiscal year, Gas Utility purchased approximately 41.8 bcf of natural gas and sold approximately 40.4 bcf to customers. Gas not sold to customers was used by Gas Utility principally for storage for later sale to customers. Approximately 23.8 bcf or 57% of the volumes purchased were supplied under agreements with Mobil Natural Gas Inc., Exxon Company USA, PanEnergy Trading L.L.C., Amerada Hess Corp., Natural Gas Clearinghouse and Midcon Gas Services Corp. The remaining 18.0 bcf or 43% of gas purchased was supplied by producers and marketers under other arrangements, including multi-month agreements at spot prices. Certain gas supply contracts require minimum gas purchases. Each of these agreements, however, either terminates in fiscal year 1997, or includes provisions which entitle Utilities to terminate in the event the agreement is not market responsive.

         Storage and Peak Shaving. Gas Utility contracts for 10.8 bcf of seasonal storage with several interstate pipelines. Gas is injected in storage during the summer and delivered during the winter at combined peak day capacities of approximately .14 bcf. In Harrisburg, Reading and Bethlehem, Pennsylvania, Gas Utility operates peak shaving facilities capable of producing
 .06 bcf of gas per day from propane air and liquefied natural gas facilities. These facilities are used to meet winter peak service requirements.

         Seasonal Variation. Approximately 58% of Gas Utility's system throughput for the 1996 fiscal year occurred during the winter season from November 1, 1995 through March 31, 1996, because many of its customers use gas for heating purposes.

         Competition. Natural gas is a fuel that competes with electricity and oil and to a lesser extent with propane and coal. Competition among these fuels is primarily a function of their comparative price and the relative cost and efficiency of fuel utilization equipment. Electric utilities in Gas Utility's service area offer extensive rebate programs, primarily in the new construction market. Competition with fuel oil dealers is focused on industrial customers. Gas Utility responds to this competition with marketing efforts designed to retain and grow its customer base.

         In substantially all of its service territory, Gas Utility is the only regulated gas distribution utility having the right, granted by the PUC or by law, to provide transportation services. While unregulated gas marketers have been selling gas to commercial and industrial customers in Gas Utility's service territory for over 11 years, Gas Utility provides transportation services for those sales. It is possible, however, for certain large customers to seek transportation services directly from interstate pipelines, "bypassing" Utilities, although none have done so. Gas Utility is closely monitoring certain third-party "bypass" proceedings throughout the United States before FERC, state agencies and the courts.

         Customers representing approximately 22% of the Company's non-residential system throughput (10% of non-residential revenues) have the ability to switch to an alternate fuel at any time, and therefore, are served under flexible, interruptible rates which are competitively priced with respect to their alternate fuel. Gas Utility's margins from these customers, therefore, are affected by the spread between the customers' delivered cost of gas and the customers' delivered alternate fuel cost. In addition, other customers representing 27% of non-residential system throughput (7% of non-residential revenues) have locations which afford them the option of seeking transportation service directly from interstate pipelines, thereby bypassing Gas Utility. The majority of these customers are served under transportation contracts having three- to five-year terms. Included in these two groups are the ten Utilities' customers with the highest volume of system throughput. Although no single customer represents, or is anticipated to represent, more than 10% of the total revenues of Gas Utility, the loss of several of such customers could have a material adverse effect on Gas Utility.

         Outlook for Gas Service and Supply. Gas Utility expects to meet the full requirements of all firm customers through fiscal year 1997 and into the foreseeable future. Supply mix is diversified and it is delivered pursuant to various firm transportation and storage arrangements.

         During the 1996 fiscal year, Gas Utility supplied transportation service to three major cogeneration installations. Gas Utility continues to pursue opportunities to supply natural gas to electric generation projects located in its service territory. Gas Utility also continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In the residential market sector, Gas Utility connected 6,372 additional heating customers during the 1996 fiscal year, a decrease of 4% from the previous year. The decrease in Gas Utility's residential activity was primarily due to the severe winter weather which delayed construction schedules. Approximately 61% of the additions represent gas customers from the new construction market. The remaining 39% represent customers converting from other energy sources, primarily oil, and existing non-heating gas customers who have added gas heating systems to replace other energy sources. The number of new commercial heating customers was 739, down from 981 in fiscal year 1995.

         Utilities continues to monitor and participate extensively in third-party proceedings before the Federal Energy Regulatory Commission ("FERC") affecting the rates and the terms and conditions under which Gas Utility purchases, transports and stores natural gas. Among these proceedings are those arising out of certain FERC orders and/or pipeline filings which relate to (i) pipelines' requests to increase their base rates, or change the terms and conditions of their storage and transportation services; (ii) the flexibility of the terms and conditions of pipeline service contracts; and (iii) the relative pricing of pipeline services in a competitive energy marketplace.

         Gas Utility continues to take the measures it believes necessary, in negotiations with interstate pipeline and natural gas suppliers and in cases before regulatory agencies, to assure availability of supply, transportation and storage alternatives to serve market requirements at the lowest cost consistent with security of supply considerations. Those measures include negotiating for additional firm transportation capacity from production areas on all pipelines serving Gas Utility, arranging for appropriate storage and peak shaving resources, negotiating with producers for competitively priced secure gas purchases and aggressively participating in regulatory proceedings related to transportation rights, costs of service and gas costs.


ELECTRIC UTILITY OPERATIONS

         Service Area; Revenue Analysis. Electric Utility supplies electric service to approximately 60,000 customers in portions of Luzerne and Wyoming Counties in northeastern Pennsylvania through a system consisting of approximately 2,100 miles of transmission and distribution lines and 14 transmission substations. For the 1996 fiscal year, about 54% of sales volume came from residential customers, 34% from commercial customers and 12% from industrial customers and others. For the 1996, 1995 and 1994 fiscal years, revenues of Electric Utility accounted for approximately 15%, 18% and 16%, respectively, of Utilities' total consolidated revenues.

         Sources of Supply. Electric Utility distributes electricity which it generates or purchases from others. Utilities owns and operates Hunlock generating station located near Kingston, Pennsylvania ("Hunlock Station"), and has a 1.11% ownership interest in the Conemaugh generating station located near Johnstown, Pennsylvania ("Conemaugh Station"), which is operated by another utility. These two coal-fired stations can generate up to 69 megawatts of electric power for Electric Utility and provided approximately 48% of its energy requirements during the 1996 fiscal year.

         Coal supplies from various sources will be adequate to meet the operating needs of Hunlock Station for the foreseeable future. As a result of improvements made to Hunlock Station, its useful life has been extended to 2004.

         Utilities has a long-term power supply agreement with Pennsylvania Power & Light Company ("PP&L"). Under this agreement, PP&L supplies all the electric power required by Electric Utility above that provided from other sources, through February 28, 2008. The cost of electricity supplied by PP&L is based on PP&L's actual system costs. In December 1993, Utilities entered into an agreement with Foster Wheeler Power Resources ("Foster Wheeler") to purchase power from a wood-fired generator which Foster Wheeler plans to construct. Electric Utility reviews least-cost power supply options on an annual basis in order to plan for its long-term power supply.

         Environmental Factors. The operation of Hunlock Station complies with the air quality standards of the Pennsylvania Department of Environmental Resources ("DER") with respect to stack emissions. Under the Federal Water Pollution Control Act, Utilities has a permit from the DER to discharge water from Hunlock Station into the North Branch of the Susquehanna River.

         The Federal Clean Air Act Amendments of 1990 (the "Clean Air Act Amendments") impose emissions limitations for certain compounds, including sulfur dioxide and nitrous oxides. The Conemaugh Station is in compliance with these standards, and the Hunlock Station is required to meet these emission standards by 1999.

         In compliance with the Clean Air Act Amendments, the DER issued final Reasonably Available Control Technology ("RACT") regulations for nitrous oxides in January 1994. These regulations are applicable to Hunlock and Conemaugh Stations. Utilities' compliance plan for Hunlock Station and the Conemaugh Station compliance plan have both been approved by the DER. Capital expenditures associated with the RACT regulations are not expected to be material.

         More stringent regulation of nitrous oxide omissions at both Hunlock and Conemaugh Stations may be required due to the actions of the Northeast Ozone Transport Commission. The Commission was created by the Clean Air Act Amendments to provide a plan to reduce ground level ozone in the Northeast to a level acceptable to the U.S. Environmental Protection Agency (the "EPA"). Future actions of the Commission may cause the DER to modify its nitrous oxide RACT plans and thereby affect the compliance plans of Hunlock and Conemaugh Stations.

         Competition. Electric Utility is the only regulated electric utility having the right, granted by the PUC or by law, to provide public utility electric service in its service territory. On December 3, 1996, the Governor of Pennsylvania signed into law the Electric Generation Customer Choice and Competition Act ("Customer Choice Act"). The Customer Choice Act permits all retail electric customers to choose their electric generation supplier. One-third of the peak load of each customer class of an electric utility will have the opportunity for direct access to generation suppliers by January 1, 1999, two-thirds of the peak load of each customer class by January 1, 2000, and all customers will have direct access by January 1, 2001, although the PUC can delay these implementation dates by a period of up to one year under certain circumstances. The PUC also has authority under the Customer Choice Act to order electric utilities to submit proposals for retail access pilot programs to begin as of April 1, 1997.

         Additional provisions of the Customer Choice Act establish a mechanism for claiming the recovery of transition or stranded costs, and establish a rate cap at the level of rates in effect as of the effective date of the Customer Choice Act until such time as 100 percent of an electric utility's customers have the right to choose their electric generation supplier and any charges for the recovery of transition or stranded costs have been removed from the electric utility's rates. Under the Customer Choice Act, Electric Utility will continue to be the only regulated electric utility having the right, granted by the PUC or by law, to transmit and distribute electric energy in its service territory. The Company does not expect any material adverse effects on its operations as a result of the Customer Choice Act or open access wholesale wheeling (See "Utility Regulation and Rates - FERC Orders 888 and 889") because it owns relatively low-cost coal generation and purchases the remaining electric power needs of its system.


         Seasonality. Sales of electricity for residential heating purposes accounted for approximately 24% of the total sales of Electric Utility during the 1996 fiscal year. Electricity competes with natural gas, oil, propane and other heating fuels in this use. Approximately 56% of sales occurred in the six coldest months of the 1996 fiscal year, demonstrating modest seasonality favoring winter due to the use of electricity for residential heating purposes.


PROPERTIES

         Utilities' Mortgage and Deed of Trust constitutes a first lien on substantially all real and personal property of Utilities.


UTILITY REGULATION AND RATES

         FERC Orders 888 and 889. In April 1996, FERC issued Orders No. 888 and 889 which established rules for the use of electric transmission facilities for wholesale transactions. In compliance with these orders, Electric Utility filed an open access wholesale electric transmission tariff with FERC on July 9, 1996. In addition, Electric Utility is in the process of renegotiating certain transmission owner agreements to which it is a party to bring these agreements into compliance with the requirements of FERC Order 888.

         Pennsylvania Public Utility Commission Jurisdiction. Utilities' gas and electric utility operations are subject to regulation by the PUC as to rates, terms and conditions of service, accounts, issuance of securities, contracts and other arrangements with affiliated entities, and various other matters.

         Purchased Gas Cost Rates. Gas Utility's gas service tariff contains Purchased Gas Cost ("PGC") rates which provide for annual increases or decreases in the rate per thousand cubic feet ("mcf") which Gas Utility charges for natural gas sold by it, to reflect Utilities' projected cost of purchased gas. In accordance with regulations adopted by the PUC on June 14, 1995, PGC rates may also be adjusted quarterly to reflect actual purchased gas costs. Each proposed PGC rate is required to be filed with the PUC six months prior to its effective date. During this period the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels which meet that standard. The PGC mechanism also provides for an annual reconciliation. Utilities has two PGC rates. PGC (1) is applicable to small, firm, core market customers consisting of the residential and small commercial and industrial classes; PGC (2) is applicable to firm, contractual, high-load factor customers served on three specific rates (Rates BD, BD-L and N/CIAC). In addition, residential customers maintaining a high load may qualify for the PGC(2) rate. In accordance with the schedule established by law and PUC regulations, Gas Utility will file a new PGC tariff on June 3, 1997, to be effective December 1, 1997. When filed, the proposed tariff will reflect estimated PGC over-collections and under-collections through November 30, 1997.

         Energy Cost Rates. Electric Utility's electric service tariff contains an Energy Cost Rate ("ECR") which permits an adjustment to customers' monthly charges to reflect annual changes in the cost of purchased power, fuel, interchange power and the cost of transmitting power purchased from external sources. Electric Utility's ECR collections are reconciled annually as of January 31.

         Gas Rate Case. On January 27, 1995, Gas Utility filed with the PUC for an increase in base rates. The PUC approved a settlement of this proceeding, effective August 31, 1995, resulting in base rates which are expected to increase annual revenues by $19.5 million. As part of its settlement with the PUC, Utilities agreed not to file for another gas base rate increase before January 25, 1997.

         Electric Rate Case. On January 26, 1996 Electric Utility filed with the PUC for a $6.2 million increase in its base rates, to be effective March 26, 1996. On July 18, 1996, the PUC approved a settlement of this proceeding authorizing a $3.1 million increase in annual revenues. This increase in base rates became effective on July 19, 1996.

         Deferred Fuel Adjustments. Utilities defers the difference between the amount of revenue recognized, and the applicable purchased gas costs and purchased power costs incurred, until subsequently billed or refunded to customers under the PGC and ECR.

         State Tax Surcharge Clauses. Utilities' gas and electric service tariffs contain state tax surcharge clauses. The surcharges are recomputed whenever any of the tax rates included in their calculation are changed. These clauses protect Utilities from the effect of increases in most of the Pennsylvania taxes to which it is subject.

         Recent Regulatory Environment. Since December 1982, Utilities has provided transportation service for commercial and industrial customers who purchase their gas from others. As previously reported, this unbundled service accounted for approximately 53% of Utilities' system throughput in fiscal year 1996. Certain states, including Pennsylvania, are considering whether transportation service options should be extended to residential and small commercial customers, and have begun to approve pilot programs extending such services on a limited basis. Among the issues to be addressed are the standards necessary to ensure reliability of future gas supplies, the recovery of costs of existing gas supplies, relationships with affiliated gas marketers and consumer education requirements. Utilities is considering a number of options for addressing the opening of unbundled transportation services to residential and small commercial customers, including the termination of bundled retail sales services. Because the PUC currently permits gas costs to be passed through to customers on a dollar-for-dollar basis, Utilities does not expect any reduction in revenues from the sale of gas caused by an expansion in the availability of gas transportation services to have a material negative impact on its financial condition. See also "ELECTRIC UTILITY OPERATIONS - Competition."


UTILITY FRANCHISES

         Utilities holds certificates of public convenience issued by the PUC and certain "grandfather rights" predating the adoption of the Pennsylvania Public Utility Code and its predecessor statutes which it believes are adequate to authorize it to carry on its business in substantially all the territory to which it now renders gas and electric service. Under applicable Pennsylvania law, Utilities also has certain rights of eminent domain as well as the right to maintain its facilities in streets and highways in its territories.

OTHER GOVERNMENT REGULATION

         In addition to regulation by the PUC, the gas and electric utility operations of Utilities are subject to various federal, state and local laws governing environmental matters, occupational health and safety, pipeline safety and other matters. Certain of Utilities' activities involving the interstate movement of natural gas, the wheeling of electricity, transactions with non-utility generators of electricity and other matters, are also subject to the jurisdiction of FERC.

         Utilities is subject to the requirements of the federal Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (the "Superfund Law") and comparable state statutes with respect to the release of hazardous substances on property owned or operated by Utilities. See ITEM 3. "LEGAL PROCEEDINGS-Environmental Matters." The electric generation activities of Utilities are also subject to the Clean Air Act Amendments, the Federal Water Pollution Control Act and comparable state statutes and regulations. See "ELECTRIC UTILITY OPERATIONS - Environmental Factors."

BUSINESS SEGMENT INFORMATION

         The table stating the amounts of revenues, operating income (loss) and identifiable assets attributable to Utilities' industry segments for the 1996, 1995 and 1994 fiscal years appears in Note 12 "Segment Information" of Notes to Consolidated Financial Statements included in this Report and is incorporated herein by reference.


EMPLOYEES

         At September 30, 1996, Utilities and its subsidiaries had 1,218 employees.


ITEM 3.  LEGAL PROCEEDINGS

         With the exception of the matters set forth below, no material legal proceedings are pending involving Utilities, any of its subsidiaries or any of their properties, and no such proceedings are known to be contemplated by governmental authorities.


ENVIRONMENTAL MATTERS - MANUFACTURED GAS PLANTS

         Prior to the general availability of natural gas, in the 1800s through the mid-1900s, manufactured gas was a chief source of gas for lighting and heating nationwide. The process involved heating certain combustibles such as coal, oil and coke in a low-oxygen atmosphere. Methods of production included coal carbonization, carbureted water gas and catalytic cracking. These methods were employed at many different sites throughout the country. The residue from gas manufacturing, including coal tar, was typically stored on site, burned in the gas plant, or sold for commercial use. Some constituents of coal tars produced from the manufactured gas process are today considered hazardous substances under the Superfund Law.

         The gas distribution business has been one of Utilities' principal lines of business since its inception in 1882. One of the ways Utilities initially expanded its business in its early years was by entering into agreements with other gas companies to operate their businesses. After 1888, the principal means by which Utilities expanded its gas business was to acquire all or a portion of the stock of companies engaged in this business. Utilities also provided management and administrative services to some of these companies. Utilities grew rapidly by means of stock acquisitions and became one of the largest public utility holding companies in the country. Pursuant to the requirements of the Public Utility Holding Company Act of 1935, Utilities divested all of its utility operations other than those which now constitute the Gas Utility and the Electric Utility.

         The manufactured gas process was once used by Utilities in connection with providing gas service to its customers. In addition, virtually all of the gas companies that Utilities operated or to which it provided services, or in which Utilities held stock, utilized a manufactured gas process. Utilities has been notified of several sites outside Pennsylvania on which (i) gas plants were formerly operated by it or owned or operated by its former subsidiaries and (ii) either environmental agencies or private parties are investigating the extent of environmental contamination and the necessity of environmental remediation. Utilities is currently litigating two claims against it relating to out-of-state sites. If Utilities were found liable as a "responsible party" as defined in the Superfund Law (or comparable state statutes) with respect to any of these sites, it would have joint and several liability with other responsible parties for the full amount of the cleanup costs. A "responsible party" under that statute includes (i) the current owner of the affected property and (ii) each owner or operator of a facility during the time when hazardous substances were released on the property.

         Management believes that Utilities should not have significant liability in those instances in which a former subsidiary operated a manufactured gas plant because Utilities generally is not legally liable for the obligations of its subsidiaries. Under certain circumstances, however, courts have found parent companies liable for environmental damage caused by subsidiary companies when the parent company exercised such substantial control over the subsidiary that the court concluded that the parent company either (i) itself operated the facility causing the environmental damage or (ii) otherwise so controlled the subsidiary that the subsidiary's separate corporate form should be disregarded. There could be, therefore, significant future costs of an uncertain amount associated with environmental damage caused by manufactured gas plants that Utilities owned or directly operated, or that were owned or operated by former subsidiaries of Utilities, if a court were to conclude that the level of control exercised by Utilities over the subsidiary satisfies the standard described above.

         Utilities believes that there are approximately 40 manufactured gas plant sites in Pennsylvania where either (i) Utilities formerly operated the plant or (ii) Utilities owns or at one time owned the site. Most of the sites are no longer owned by Utilities and the gas plants formerly operated at these 40 sites have all been out of operation since at least the early 1950s. Two of the sites, located in Palmyra and Lebanon, Pennsylvania, respectively, are discussed below. Based on the 1995 settlement agreement with the PUC relating to Gas Utilities' 1995 base rate increase filing, rate relief will be permitted for certain remediation expenditures on environmentally contaminated sites located in Pennsylvania.

         The following is a short description of the status of certain matters involving Utilities related to manufactured gas plants located in Pennsylvania and in other states. See also Note 8 to the Company's Consolidated Financial Statements included in this Report and incorporated herein by reference.

A.  PENNSYLVANIA GAS PLANT SITES

         1. Palmyra. On May 5, 1993, Petroleum Heat and Power Company ("Petroleum") informed Utilities that Utilities may be responsible for contamination at property owned by Petroleum in Palmyra, Pennsylvania. Utilities is the corporate successor to a company that operated a manufactured gas plant on this site from approximately 1910 to 1928. Petroleum operates a fuel oil dealership at the site and removed a number of underground gasoline storage tanks, some of which were found to be leaking. In the course of remediating the gasoline contamination, Petroleum's consultant discovered creosote or coal tar contamination in one of the groundwater monitoring wells to a depth of approximately twenty feet. Utilities and Petroleum have jointly conducted and shared the cost of additional investigation which suggests that the coal tar-like contaminants are contained in a small area of the site and that they have not entered the groundwater. Utilities and Petroleum have completed investigation of the site, have removed contaminated soils and expect the DER to approve a recommendation that the parties take no further action.

         2. Lebanon. In October 1990, Utilities notified the DER of the discovery of coal tar at a site formerly operated by a predecessor company of Utilities as a gas plant in Lebanon, Pennsylvania. This material was discovered during the excavation of the foundation of a new service building that Utilities was constructing on the site. Utilities subsequently removed and disposed of coal tar contaminated soil to the extent practicable. Utilities has continued to monitor groundwater wells on and adjacent to the site. Some of these wells have produced petroleum hydrocarbon contaminated water consistent with leaking underground gasoline tanks. Properties to the east and south of Utilities' property have histories of such leaking tanks. The latest communication from the DER concludes that the predominant contamination at the site is related to the leaking gasoline storage tanks.


B.  OUT OF STATE GAS PLANT SITES

         1. Halladay Street, Jersey City, New Jersey. By letter dated April 12, 1993, Public Service Electric and Gas Company ("PSE&G") informed Utilities that PSE&G had been named as a defendant in a civil action pending in the United States District Court of the District of New Jersey, seeking damages as a result of contamination relating to the former manufactured gas plant operations at Halladay Street in Jersey City, New Jersey. The Halladay Street gas plant operated from approximately 1884 until 1950. PSE&G asserted that Utilities is liable for that portion of the costs associated with operations of the plant between 1886 and 1899. PPG Industries, Inc. has also been named as a defendant in the action for costs associated with chemical contamination at the site unrelated to gas plant operations. In July 1993, PSE&G served Utilities with a complaint naming Utilities as a third-party defendant in this civil action. PSE&G subsequently amended the complaint to allege additional theories of liability for the period from 1899 to 1940. That action is continuing. Management is currently investigating Utilities' involvement in operations of the site and evaluating its defenses. Investigations of the site conducted to date are insufficient to establish the extent of environmental remediation necessary, if any. Hence, Utilities is unable to estimate the total cost of cleanup associated with manufactured gas plant wastes at this site.

         2. Burlington, Vermont. By letter dated November 24, 1992, the EPA notified Utilities of potential liability with respect to contamination at the Pine Street Canal Superfund Site, Burlington, Vermont. The EPA has also identified eighteen other "potentially responsible parties." The site is the location of a former manufactured gas plant owned and operated by Burlington Gas Light Company ("BGLC") and Burlington Light and Power Company ("BLPC"). The EPA contends that Utilities is potentially liable because it assumed the liabilities of American Gas Company of New Jersey, a one-time parent of BGLC and BLPC. In 1985, the EPA removed approximately 15,000 tons of coal tar contaminated material from a portion of the site. From 1986 through 1992, the EPA conducted investigations and developed potential remedial actions at the site. The results of EPA's investigations show that coal gasification wastes, particularly polynuclear aromatic hydrocarbons and coal tar, are present in surface and subsurface soils as well as groundwater. The contamination also extends to wetlands adjacent to the site.

         In November 1992, the EPA proposed a cleanup of the site that, among other actions, would consist of on-site containment, dredging and excavation, dewatering and consolidation of contaminated soils, treatment of groundwater and restoration of wetlands. The estimated cost of the proposed plan would have been approximately $50 million. In May 1993, after reviewing extensive public comment concerning the proposed plan of remediation, the EPA withdrew the proposed plan and announced that it would work with community groups, potentially responsible parties and others to develop an alternative plan. Management is unable to estimate the cost of any alternative plan of remediation, but it does not expect such cost to exceed the estimated cost of the original proposed plan. Utilities has responded to the EPA letter and denied liability for any contamination caused by the former operator of the gas plant. Management believes that Utilities has substantial defenses to any claim that may be made for investigative or remedial costs because, among other things, the plant was operated by a subsidiary of a predecessor company.

         3. Savannah, Georgia. On March 2, 1992, Atlanta Gas Light Company ("AGL") informed Utilities that it was investigating contamination that appears to be related to manufactured gas plant operations at a site owned by AGL in Savannah, Georgia. AGL believes that Utilities may be liable for investigative and remedial costs as a result of having operated the gas plant through a subsidiary company in the early 1900s. AGL has stated its intention to bring suit against Utilities. AGL estimates that total costs to remediate the site may exceed $5 million. Management believes that Utilities has substantial defenses to any action that may arise out of the activities of its former subsidiary at this site.

         4. Concord, New Hampshire. By letter dated October 18, 1993, EnergyNorth Natural Gas, Inc. ("EnergyNorth") informed Utilities that the New Hampshire Department of Environmental Services ("NHDES") has alleged that there is environmental contamination on property in Concord, N.H., where a manufactured gas plant was once located. EnergyNorth requested that Utilities, as a former operator of the plant, participate in investigation of the site. Because this gas plant appears to have been operated almost exclusively by former subsidiary companies of Utilities, Utilities declined to participate. On September 17, 1995 EnergyNorth filed suit against Utilities alone in federal District Court in New Hampshire, seeking Utilities' allocable share of response costs associated with remediating gas plant related contamination at that site. The complaint alleges that EnergyNorth has spent $3.5 million to remove contaminants from a gas holder at the site and will be required to spend an unknown amount in the future. As a result of investigations of gas plant related contamination in a nearby pond completed in 1996, EnergyNorth has recommended to NHDES a remediation plan that would cost approximately $4 million. Utilities is currently defending this suit.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the last fiscal quarter of the 1996 fiscal year.


PART II:  SECURITIES AND FINANCIAL INFORMATION


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         All of the outstanding shares of the Company's Common Stock are owned by UGI and are not publicly traded.

DIVIDENDS

         Dividends declared on the Company's Common Stock during the 1996 fiscal year totaled $32.9 million. Dividends declared on the Company's Common Stock during the 1995 and 1994 fiscal years totaled $15.5 million (including $1.0 million in net assets of its former GASMARK operation) and $23.2 million, respectively.

         The information concerning restrictions on dividends required by Item 5 is included in Note 3 to the Company's Consolidated Financial Statements included in this Report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                                                 Nine
                                                                                                Months             Year
                                                                Year Ended                      Ended              Ended
                                                               September 30,                 September 30,      December 31,
                                                    ----------------------------------  ----------------------  ------------
                                                      1996        1995         1994        1993        1992        1992
                                                    ---------  ------------  ---------  ----------  ----------  ------------
                                                                                                   (unaudited)
                                                                          (Thousands of dollars)
FOR THE PERIOD ENDED:
Income statement data:
       Revenues                                     $ 460,496  $ 357,364     $ 395,061  $ 251,210   $ 246,677   $ 349,817
                                                     ========   ========      ========   ========    ========    ========
       Income from:
            Continuing operations                   $  38,348  $  28,018     $  23,555  $  16,031   $  15,782   $  25,245
            Discontinued operations (a)                   -          -           6,918        -        13,471      13,971
                                                     --------   --------      --------   --------    --------    --------
       Income before accounting change                 38,348     28,018        30,473     16,031      29,253      39,216
       Change in accounting for
            postemployment benefits                       -       (1,028)          -          -           -           -
                                                     --------   --------      --------   --------    --------    --------
       Net income                                      38,348     26,990        30,473     16,031      29,253      39,216
       Dividends on preferred stock                     2,765      2,778         1,356      2,124       1,905       2,613
                                                     --------   --------      --------   --------    --------    --------
       Net income after dividends
            on preferred stock                      $  35,583  $  24,212     $  29,117  $  13,907   $  27,348   $  36,603
                                                     ========   ========      ========   ========    ========    ========

AT PERIOD END:
Balance sheet data:
       Total assets                                 $ 649,899  $ 661,480     $ 581,426  $ 561,306   $ 560,672   $ 568,911
                                                     ========   ========      ========   ========    ========    ========
       Capitalization:
           Debt:
             Bank loans                             $  50,500  $  42,000     $  17,000  $     -     $     -     $  36,300
             Long-term debt
               (including current maturities):        176,654    208,162       177,444    200,421     198,273     155,775
                                                     --------   --------      --------   --------    --------    --------
             Total debt                               227,154    250,162       194,444    200,421     198,273     192,075
                                                     --------   --------      --------   --------    --------    --------

           Preferred stock subject to
                mandatory redemption                   35,187     35,202        35,202     33,222      35,223      34,223
           Common equity                              189,441    186,803       178,071    169,077     161,971     167,631
                                                     --------   --------      --------   --------    --------    --------
             Total capitalization                   $ 451,782  $ 472,167     $ 407,717  $ 402,720   $ 395,467   $ 393,929
                                                     ========   ========      ========   ========    ========    ========

       Ratio of capitalization:
             Total debt                                  50.3 %     53.0 %        47.7 %     49.8 %      50.1 %      48.8 %
             UGI Utilities preferred stock                7.8        7.4           8.6        8.2         8.9         8.7
             Common equity                               41.9       39.6          43.7       42.0        41.0        42.5
                                                     --------   --------      --------   --------    --------    --------
                                                        100.0 %    100.0 %       100.0 %    100.0 %     100.0 %     100.0 %
                                                     ========   ========      ========   ========    ========    ========



(a)  Includes results of AmeriGas and Ashtola prior to April 10, 1992.
     Also includes the Company's oil field activities discontinued in 1986.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1996 COMPARED WITH 1995

-----------------------------------------------------------------------------------------------------------------
                                                                                              Increase
Year Ended September 30,                                       1996           1995           (Decrease)
-----------------------------------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
     Natural gas system throughput - bcf                       85.4           82.4            3.0         3.6%
     Degree days - % colder (warmer)
        than normal                                             4.2           (5.4)           -           -
     Revenues                                               $ 391.0       $  291.3      $    99.7        34.2%
     Total margin                                           $ 169.7       $  140.9      $    28.8        20.4%
     Operating income                                       $  72.9       $   51.9      $    21.0        40.5%

ELECTRIC UTILITY:
     Electric sales - gwh                                     884.7          860.9           23.8         2.8%
     Degree days - % colder (warmer)
        than normal                                             1.2          (16.3)           -           -
     Revenues                                               $  69.5       $   66.1      $     3.4         5.1%
     Total margin                                           $  33.0       $   32.1      $      .9         2.8%
     Operating income                                       $   8.6       $    9.1      $     (.5)       (5.5)%

CORPORATE GENERAL AND OTHER:
     Corporate general expenses                             $  (3.9)      $   (6.6)     $    (2.7)      (40.9)%
     Other operating income                                 $    .1       $    2.1      $    (2.0)      (95.2)%
-----------------------------------------------------------------------------------------------------------------

bcf - billions of cubic feet. gwh - millions of kilowatt hours. Total margin represents revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in Gas Utility's service territory in 1996 was colder than normal and also colder than in 1995. The increase in total system throughput includes a 5.4 bcf increase in sales to core market customers and a .7 bcf increase in throughput to interruptible customers. Partially offsetting these increases was a decrease in firm delivery service volumes as a result of customer switching to interruptible delivery service.

         The increase in Gas Utility total revenues reflects higher sales to core market customers, greater off-system sales, higher base rate revenues resulting from Gas Utility's $19.5 million annual base rate increase effective August 31, 1995, and lower refunds of producer settlement charges. Cost of gas sold was $206.3 million during 1996, an increase of $67.7 million from 1995, reflecting principally the greater sales to core market customers, higher off-system sales, and lower refunds of producer settlement charges.

         The increase in Gas Utility total margin in 1996 reflects a $34.5 million increase in total margin from core market customers as a result of the colder weather and higher base rates. However, partially offsetting the increase in core market margin was a decrease in total margin from interruptible customers, principally as a result of higher 1996 gas costs, and a decrease in total margin from firm delivery service customers due in large part to the lower volumes.

         Gas Utility operating income in 1996 benefitted from the increase in total margin. However, the benefit was partially offset by higher operating and administrative expenses and higher charges for depreciation.

ELECTRIC UTILITY. Electric Utility sales increased during 1996 principally from colder heating-season weather. The increase in Electric Utility revenues reflects the impact of the higher sales, a higher energy cost rate (ECR) through which Electric Utility recovers the cost of electricity purchased or generated, and an increase in base rates effective July 19, 1996. Electric Utility cost of sales was $33.4 million, an increase of $2.3 million from the prior year. The increase in the cost of sales resulted from higher sales and a higher average ECR.

         Electric Utility total margin increased as a result of the increased sales and higher base rates effective in July. However, operating income declined as the increase in Electric Utility total margin was more than offset by higher distribution system maintenance expenses, general and administrative expenses, and depreciation.

CORPORATE GENERAL AND OTHER. Corporate general expenses, which represent an allocated share of corporate headquarters' expenses incurred by UGI, were $3.9 million in 1996 compared with $6.6 million in 1995. The decrease reflects a smaller allocable share of UGI corporate expenses charged to the Company. Other operating income in 1995 principally reflects income from the gas marketing activities of GASMARK, a former division of UGI Utilities' wholly owned subsidiary, UGI Development Company (UGIDC). Effective August 1, 1995, the business assets of GASMARK, which totaled $1.0 million, were dividended to UGI.

INTEREST EXPENSE AND INCOME TAXES. Interest expense was $16.1 million in 1996 compared with interest expense of $16.8 million in 1995. The decrease in interest expense principally reflects a decrease in interest on bank loans and purchased gas cost overcollections. The effective income tax rate was 37.9% in 1996 compared with an effective tax rate of 29.5% in 1995. The lower income tax rate in 1995 reflects the benefit of a $4.3 million adjustment to deferred state income taxes recorded in September 1995 (see Note 4 to Consolidated Financial Statements). Income taxes in 1996 reflect a reduction in the Pennsylvania corporate income tax rate to 9.99% from 11.99%.

1995 COMPARED WITH 1994

-----------------------------------------------------------------------------------------------------------------
                                                                                              Increase
Year Ended September 30,                                       1995           1994           (Decrease)
-----------------------------------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
     Natural gas system throughput - bcf                        82.4          83.5           (1.1)       (1.3)%
     Degree days - % colder (warmer)
        than normal                                             (5.4)         11.4            -           -
     Revenues                                               $  291.3      $  331.4      $   (40.1)      (12.1)%
     Total margin                                           $  140.9      $  141.7      $     (.8)        (.6)%
     Operating income                                       $   51.9      $   54.7      $    (2.8)       (5.1)%

ELECTRIC UTILITY:
     Electric sales - gwh                                      860.9         873.7          (12.8)       (1.5)%
     Degree days - % colder (warmer)
        than normal                                            (16.3)          1.9            -           -
     Revenues                                               $   66.1      $   63.7      $     2.4         3.8%
     Total margin                                           $   32.1      $   31.0      $     1.1         3.5%
     Operating income                                       $    9.1      $    8.5      $      .6         7.1%

CORPORATE GENERAL AND OTHER:
     Corporate general expenses                             $   (6.6)     $   (6.7)     $     (.1)        1.5%
     Other operating income                                 $    2.1      $    1.3      $      .8        61.5%
-----------------------------------------------------------------------------------------------------------------

GAS UTILITY. Results in 1995 were impacted by warmer heating-season weather which reduced sales to core market customers. Although the warmer weather reduced core market sales, it resulted in fewer interruptions of service to interruptible customers. During 1994, severely cold January and February weather resulted in significant interruptions of service to these customers. Such interruptions were necessary to meet the higher demand for gas from firm customers.

         The decrease in 1995 Gas Utility revenues includes a $42.1 million decrease in revenues from core market customers reflecting lower volumes sold, lower PGC rates and the full-year pass-through of producer settlement refunds partially offset by the one-month effect of Gas Utility's $19.5 million annual base rate settlement. Cost of gas sold was $138.6 million in 1995 compared with $175.8 million in 1994 reflecting the recovery of lower purchased gas costs through PGC rates and lower volumes of gas sold to core market customers.

         The decrease in 1995 total margin reflects a $5.3 million decrease in total margin from core market customers, a $2.1 million decrease in total margin from firm delivery service customers, and the fact that 1994 margin includes $1.4 million of income resulting from the PUC's June 2, 1994 decision on the sharing of producer settlement refunds (see Note 2 to Consolidated Financial Statements). Offsetting these decreases was an $8.1 million increase in interruptible margin reflecting higher interruptible volumes and higher average margins resulting from a greater difference between gas and oil prices despite relatively stable oil prices.

         Gas Utility operating income declined as a result of the lower total margin, higher charges for depreciation, higher customer service and information expenses, and costs associated with Gas Utility's base rate filing.

ELECTRIC UTILITY. Sales in 1995 decreased principally as a result of the warmer winter's effect on heating-related sales. The decrease was partially offset by greater sales during the cooling season resulting from record-setting temperatures in July and August 1995. Notwithstanding the lower 1995 sales, Electric Utility revenues increased as a result of a higher average 1995 ECR and slightly higher base rate revenues from the full-year effect of the July 1994 $1.3 million annual base rate increase. Cost of sales increased $1.3 million, despite the lower sales, as a result of the greater average ECR. Electric Utility total margin increased $1.1 million in 1995 due to the full-year effect of the July 1994 base rate increase. However, the increase in total margin was partially offset by higher charges for depreciation and greater system distribution expenses.

CORPORATE GENERAL AND OTHER. Corporate general expenses, representing an allocable share of UGI corporate expenses, were virtually unchanged in 1995. Other operating income, including income from gas brokerage activities of GASMARK prior to August 1, 1995, increased $.8 million.

INTEREST EXPENSE AND INCOME TAXES. Interest expense was $16.8 million in 1995 compared with $16.7 million in 1994. The effective income tax rate on continuing operations was 29.5% in 1995 compared with an effective rate of 42.9% in 1994. The lower 1995 rate principally reflects the effects of an adjustment to deferred state income taxes of $4.3 million.
(see Note 4 to Consolidated Financial Statements).

DISCONTINUED OPERATIONS. Income from discontinued operations of $6.9 million in 1994 reflects income from the sale of the Company's investment in UTI Energy Corp. (see Note 11 to Consolidated Financial Statements).

CHANGE IN ACCOUNTING FOR POSTEMPLOYMENT BENEFITS. In 1995, Utilities recorded the cumulative effect of a change in accounting for postemployment benefits in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 112 "Accounting for Postemployment Benefits" (SFAS 112). SFAS 112 requires, among other things, the accrual of benefits provided to former or inactive employees (who are not retirees) and to their beneficiaries and covered dependents. Prior to the adoption of SFAS 112, the Company accounted for these benefits on a pay-as-you-go basis. The cumulative effect of SFAS 112 on Utilities' results of operations for periods prior to October 1, 1994 of $1.8 million pre-tax ($1.0 million after-tax) has been reflected in the 1995 Consolidated Statement of Income as "Change in accounting for postemployment benefits."

FINANCIAL CONDITION AND LIQUIDITY

CAPITALIZATION AND LIQUIDITY

         Utilities' debt outstanding at September 30, 1996 totaled $227.2 million compared to $250.2 million at September 30, 1995. The decrease principally reflects the redemption of $45.9 million face value of 9% First Mortgage Bonds from the proceeds of Utilities' September 1995 issuance of $22 million of twenty-year notes and $26 million of seven-year notes. During 1996, Utilities issued $20 million of 6.62% notes due May 15, 2005 the proceeds of which were used to reduce Utilities' bank loans. Utilities has a shelf registration for the issuance from time to time of up to $75 million of debt securities, none of which has been issued. Utilities has revolving credit agreements providing for borrowings of up to $67 million under committed lines through June 30, 1999. At September 30, 1996, borrowings under its revolving credit agreements totaled $50.5 million.

            Dividend payments to UGI totaled $32.9 million in 1996 compared to $15.5 million in 1995. The Company intends to declare and pay dividends to UGI subject to the availability of earnings and the cash needs of its businesses. In addition, certain of Utilities' debt agreements contain limitations with respect to incurring additional debt, require the maintenance of consolidated tangible net worth, as defined, of at least $125 million, and restrict the amounts of payments for investments, redemptions of capital stock, prepayment of subordinated debt and dividends. Under the most restrictive of these provisions, permitted future payments aggregate $138.6 million at September 30, 1996.

CAPITAL EXPENDITURES

         The following table presents capital expenditures of Gas Utility and Electric Utility for the years ended September 30, 1996, 1995 and 1994, as well as expected amounts for fiscal 1997. Utilities expects to finance 1997 capital expenditures through internally generated cash and borrowings under its credit facilities.

-----------------------------------------------------------------------------------------

Year Ended September 30,               1997          1996          1995           1994
-----------------------------------------------------------------------------------------
(Millions of dollars)               (estimate)

Gas Utility                           $  36.0       $  34.6       $  45.3       $  33.1
Electric Utility                          5.1           5.0           5.9           6.0
-----------------------------------------------------------------------------------------
                                      $  41.1       $  39.6       $  51.2       $  39.1
-----------------------------------------------------------------------------------------

CASH FLOWS

OPERATING ACTIVITIES. Utilities' operating cash flows are seasonal and are generally greatest during the winter and spring when customers pay heating bills incurred during the heating season. Accordingly, the actual amount of cash generated during such period is dependent in large part upon the severity of heating-season weather. Cash flow from operating activities was $57.0 million in 1996 compared to $42.7 million in 1995. The increase principally reflects the significant improvement in Gas Utility results. Cash flows before changes in operating working capital were $71.7 million in 1996 compared with $53.0 million in 1995. Changes in operating working capital in 1996 required $14.6 million of operating cash flow principally from increases in inventories, accounts receivable and undercollections of Gas Utility fuel costs partially offset by increases in accounts payable. In 1995, changes in operating working capital required $10.4 million of operating cash flow principally from an increase in accounts receivable and refunds of producer settlement payments partially offset by an increase in accounts payable.

INVESTING ACTIVITIES. Expenditures for property, plant and equipment declined to $39.6 million in 1996 from $51.2 million in 1995. The decrease is a result of a lower level of Gas Utility capital expenditures.

FINANCING ACTIVITIES. During 1996, Utilities paid $32.9 million in dividends to UGI and $2.8 million to holders of preferred stock. Utilities made debt repayments of $54.8 million including the early redemption of $45.9 million of 9% First Mortgage Bonds at 104% of the principal amount. In addition, Utilities issued $20 million of long-term notes under its Medium-Term Note Program and had net borrowings of $8.5 million under its revolving credit facilities.

UTILITY BASE RATES

            During the three-year period ended September 30, 1996, the following increases in Gas and Electric utilities' base rates became effective:

-------------------------------------------------------------------------------------------------
                                                                  Increase in Annual Revenues
                                                                  ---------------------------
     Division                    Effective Date               Requested                  Granted
-------------------------------------------------------------------------------------------------
                                                                     (Millions of dollars)
     Electric Utility                 7/19/96                   $  6.2                  $  3.1
     Gas Utility                      8/31/95                     41.3                    19.5
     Electric Utility                 7/27/94                      4.2                     1.3
-------------------------------------------------------------------------------------------------

MANUFACTURED GAS PLANTS

         The gas distribution business has been one of Utilities' principal lines of business since its inception in 1882. Prior to the construction of major natural gas pipelines in the 1950s, gas for lighting and heating was produced at manufactured gas plants (MGPs) from processes involving coal, coke or oil. Some constituents of coal tars produced from the manufactured gas process are today considered hazardous substances under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund Law) and may be located at those sites.

         One of the ways Utilities initially expanded its business in its early years was by entering into agreements with other gas companies to operate their businesses. After 1888, the principal means by which Utilities expanded its gas business was to acquire all or a portion of the stock of companies engaged in this business. Utilities also provided management and administrative services to some of these companies. Utilities grew rapidly to become one of the largest public utility holding companies in the U.S. Pursuant to the Public Utility Holding Company Act of 1935, Utilities divested all of its utility operations other than those which now constitute Gas Utility and Electric Utility.

         The Company has been notified of several sites outside Pennsylvania where MGPs were operated by Utilities or owned or operated by its former subsidiaries and environmental agencies or private parties are investigating the extent of environmental contamination and the necessity of environmental remediation. If Utilities were found liable as a "responsible party" as defined in the Superfund Law (or comparable state statutes) with respect to any of these sites, it would have joint and several liability with other responsible parties for the full amount of the cleanup costs. A "responsible party" under that statute includes the current owner of the affected property and each owner or operator of a facility during the time when hazardous substances were released on the property.

         Management believes that Utilities should not have significant liability in those instances in which a former subsidiary operated a MGP because Utilities generally is not legally liable for the obligations of its subsidiaries. Under certain circumstances, however, courts have found parent companies liable for environmental damage caused by subsidiary companies when the parent company exercised substantial control over the subsidiary. There could be, therefore, significant future costs of an uncertain amount associated with environmental damage caused by MGPs that Utilities owned or directly operated, or that were owned or operated by former subsidiaries of Utilities if a court were to conclude that Utilities exercised substantial control over such subsidiaries.

         The Company's policy is to accrue environmental investigation and cleanup costs when it is probable that a liability exists and the amount or range of amounts is reasonably estimable. Management believes, after consultation with counsel, that future costs of investigation and remediation, if any, will not have a material adverse effect on the Company's financial position but could be material to operating results and cash flows depending on the nature and timing of future developments and the amounts of future operating results and cash flows. The Company intends to pursue recovery of these costs through all appropriate means, including regulatory relief, although such recovery cannot be assured. For a more detailed discussion of environmental matters related to MGP sites, see Note 8 to Consolidated Financial Statements.

IMPACT OF INFLATION

            Inflation impacts the Company's gas and electric utility operations primarily in the prices they pay for labor, materials and services. Because Gas Utility's and Electric Utility's base rates can be adjusted only through general rate filings with the PUC, increased costs, absent timely rate relief, can have a significant impact on the Company's results. Under current tariffs, Gas Utility and Electric Utility are each permitted, after annual PUC review, to recover certain costs of purchased gas, fuel and power which comprise a substantial portion of the Company's costs and expenses.

            The Company attempts to limit the effects of inflation on its results of operations through cost control efforts, productivity improvements and timely rate relief.

RECENT REGULATORY ENVIRONMENT

         Federal and state regulators of the electric utility industry have recently undertaken several actions to increase competition within the industry. Certain states, including Pennsylvania, are also considering whether natural gas transportation service options should be extended to residential and small commercial accounts. Utilities does not expect that these actions will have a material adverse effect on its financial condition and will continue to monitor proceedings in these areas.

FORWARD-LOOKING STATEMENTS

         Except for the historical information contained herein, certain of the matters discussed in this Annual Report on Form 10-K are forward-looking statements that are subject to risks and uncertainties. The factors that could cause actual results to differ materially include those discussed herein as well as those listed in Exhibit 99 to this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and the financial statement schedule set forth on pages F-1 to F-28 and page S-1 of this Report are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.



PART III:  UGI UTILITIES MANAGEMENT AND SECURITY HOLDERS


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS

                                           Utilities
                                           Director                       Principal Occupation
Name                           Age           Since                    and Other Directorships (1)
----                           ---           -----                    ---------------------------
Lon R. Greenberg               46          1994              Chairman of the Company (since August 1996); Director,
                                                             Chief Executive Officer, Vice Chairman (since
                                                             August 1995) and President (since 1994) of UGI;
                                                             formerly, Senior Vice President-Legal and
                                                             Corporate Development of UGI (1989 to July
                                                             1994). Mr. Greenberg is also a director on the
                                                             Mellon PSFS Advisory Board.

James W. Stratton              60           1979             President of Stratton Management Company (investment
                                                             advisory and financial consulting firm); Chairman and Chief
                                                             Executive Officer of FinDaTex (financial services firm).
                                                             Director: AmeriGas Propane, Inc.; Stratton Growth Fund;
                                                             Stratton Monthly Dividend Shares, Inc.; Stratton Small-Cap
                                                             Yield Fund; Gilbert Associates, Inc.; Alco Standard
                                                             Corporation;  Teleflex, Inc.

                                           Utilities
                                           Director                        Principal Occupation
Name                           Age          Since                      and Other Directorships (1)
----                           ---         -------           -------------------------------------
Robert C. Forney               69           1988             Retired; formerly Executive Vice President (1981 to 1989)
                                                             and Director (1979 to 1989) of E. I. duPont de Nemours &
                                                             Co., Inc. (chemicals and petroleum products).  Director:
                                                             AmeriGas Propane, Inc.; Wilmington Trust Corporation;
                                                             Wilmington Trust Company; Wilmington Trust of Pennsylvania.

David I. J. Wang               64           1988             Retired; formerly Executive Vice President-Timber and
                                                             Specialty Products and a Director of International Paper
                                                             Company (1987 to 1991).  Director: AmeriGas Propane, Inc.;
                                                             Weirton Steel Corp.

Richard C. Gozon               58           1989             Executive Vice President of Weyerhaeuser Company (pulp,
                                                             paper and packaging) (since 1994).  Formerly Director (1984 to 1993), President and Chief Operating Officer of Alco
                                                             Standard Corporation (provider of paper and office
                                                             products) (1988 to 1993); Executive Vice President and
                                                             Chief Operating Officer (1987); Vice President (1982 to
                                                             1988); President (1979 to 1987) of Paper Corporation of
                                                             America.  Director: AmeriSource Health Corporation and
                                                             Triumph Group, Inc.

Cyrus H. Holley                60           1990             President and sole owner of Management Consulting Services
                                                             (business and educational resource and management
                                                             consulting firm) (1992 to present). Formerly Executive Vice
                                                             President and Director (1985 to 1990) and Chief Operating
                                                             Officer (1985 to 1992) of Engelhard Corporation (maker of
                                                             mineral, chemical and metal performance products).
                                                             Director: Atlantic Energy, Inc. and Kerns Oil & Gas, Inc.

                                           Utilities
                                           Director                        Principal Occupation
Name                           Age          Since                      and Other Directorships (1)
----                           ---          -----                      ---------------------------
Quentin I. Smith, Jr.          69           1990             Retired; formerly Chairman and Chief Executive Officer of
                                                             Towers Perrin (management consulting services).  Director:
                                                             Omnicom Group Inc.; The Guardian Life Insurance Company of
                                                             America.

Stephen D. Ban                 56           1991             President and Chief Executive Officer of Gas Research
                                                             Institute (gas industry research and development) (since
                                                             1987); formerly Executive Vice President of Gas Research
                                                             Institute (1986); formerly Vice President Research and
                                                             Development, Bituminous Materials, Inc. (1981). Director:
                                                             Energen Corporation.

Richard L. Bunn                60           1992             President and Chief Executive Officer of the Company (since
                                                             May 1992);  Senior Vice President, President-Utilities
                                                             Division of the Company (1987 to 1992).  Director:  Paoli
                                                             Travel Services, Inc.; BHC Financial, Inc.

Anne Pol                       48           1993             Vice President of Thermo Electron Corporation
                                                             (environmental technology products and services) (since
                                                             1996); formerly President, Pitney Bowes Shipping and
                                                             Weighing Systems Division, a business unit of Pitney Bowes
                                                             Inc. (mailing and related business equipment) (1993 to
                                                             1996); Vice President, New Product Programs in the Mailing
                                                             Systems Division of Pitney Bowes Inc. (1991 to 1993); and
                                                             Vice President, Manufacturing Operations in the Mailing
                                                             Systems Division of Pitney Bowes Inc. (1990 to 1991).

--------------
(1) With the exception of Mr. Bunn, all of the directors serve as directors of UGI. Messrs. Greenberg, Forney, Stratton and Wang also serve as directors of AmeriGas Propane, Inc., the General Partner of AmeriGas Partners, L.P.

EXECUTIVE OFFICERS

Name                           Age                                         Position
----                           ---                                         --------
Lon R. Greenberg               46                             Chairman of the Board of Directors

Richard L. Bunn                60                             President and Chief Executive Officer

Robert J. Chaney               54                             Vice President and General Manager-Gas Utility Division

Mark R. Dingman                47                             Vice President and General Manager-Electric Utility
                                                              Division

John C. Barney                 48                             Vice President-Finance and Accounting

         All officers and directors are elected for a one-year term at the organizational meeting of the Board of Directors held each year.

         There are no family relationships between any of the directors or any of the officers or between any of the officers and any of the directors.

         The following is a summary of the business experience of the executive officers listed above during at least the last five years:

Lon R. Greenberg

         Mr. Greenberg is Chairman of the Board of the Company (since August
1996), having served as a Director since 1994; he is also Chairman (since 1996), Chief Executive Officer (since August 1995) and President (since 1994) of UGI. In addition, he is Chairman (since August 1996), President and Chief Executive Officer of AmeriGas Propane, Inc. (since July 1996). Mr. Greenberg previously served as Senior Vice President-Legal and Corporate Development of UGI (1989 to
1994).

Richard L. Bunn

         Mr. Bunn is President and Chief Executive Officer of the Company (since May 1992). He previously served as Senior Vice President, President-Utilities Division of UGI (1987 to 1992). Mr. Bunn began his career with the Company as an engineer in the Electric Utility Division in 1958, and successively held various operating and staff positions.

Robert J. Chaney

         Mr. Chaney is Vice President and General Manager-Gas Utility Division of the Company (since 1991). He previously served as Vice President-Rates and Energy Utilization of the Company's Gas Utility Division (1981 to August 1991).

Mark R. Dingman

         Mr. Dingman is Vice President and General Manager-Electric Utility Division of the Company (since 1990). Previously, he was Manager-Power Production of the Electric Division (1986 to April 1990).

John C. Barney

         Mr. Barney is Vice President-Finance and Accounting of Utilities (since April 1992). Previously, Mr. Barney served as Vice President-Finance of the Company's Gas Utility Division (1987 to April 1992).

ITEM 11.  EXECUTIVE COMPENSATION

         The following table shows information concerning the annual and long-term compensation earned during the 1996, 1995 and 1994 fiscal years by the Company's Chief Executive Officer and each of its other executive officers (collectively, the "Named Executives").



                                             SUMMARY COMPENSATION TABLE

                                                                          Long-Term Compensation
                                                                          ----------------------
                         Annual Compensation                              Awards         Payouts
                         -------------------                              ------         -------
                                                                        Securities
                                                            Other       Underlying      Long-Term       All Other
                                                           Annual      Options/SARs     Incentive      Compensation
       Name and          Year    Salary ($)    Bonus    Compensation      Granted        Payouts         ($) (4)
  Principal Position                          ($) (1)      ($) (2)        (#) (3)          ($)
---------------------------------------------------------------------------------------------------------------------
Lon R. Greenberg (5)(6)  1996     $465,000   $122,760      $7,359            0              $0           $ 10,462
   Chairman              1995     $381,923   $      0      $7,365         14,167            $0           $ 11,439
                         1994     $255,402   $126,463      $1,281         42,292            $0           $  2,891
---------------------------------------------------------------------------------------------------------------------
Richard L. Bunn (6)      1996     $305,900   $137,655      $5,855            0              $0           $ 10,579
   President and Chief   1995     $305,900   $164,268      $6,684            0              $0           $  9,732
   Executive Officer     1994     $305,900   $126,643      $3,906            0              $0           $  3,441
---------------------------------------------------------------------------------------------------------------------
Robert J. Chaney
   Vice President &      1996     $156,601   $ 54,321      $4,019            0              $0           $  5,074
   General Manager,      1995     $156,429   $ 68,904      $2,757            0              $0           $  4,579
   Gas Utility           1994     $150,318   $ 47,079        $ 0             0              $0           $  1,662
   Division
---------------------------------------------------------------------------------------------------------------------
Mark R. Dingman
   Vice President &      1996     $120,000   $ 33,600      $5,730            0              $0           $  3,375
   General Manager,      1995     $119,912   $ 23,640      $4,036            0              $0           $  3,493
   Electric Utility      1994     $117,501   $ 35,312        $ 0             0              $0           $  1,298
   Division
---------------------------------------------------------------------------------------------------------------------
John C. Barney           1996     $127,982   $ 27,141        $0              0              $0           $  3,538
   Vice                  1995     $121,888   $ 29,280        $0              0              $0           $  3,233
   President-Finance     1994     $118,279   $ 21,788        $0              0              $0           $  1,817
   and Accounting

(1) Bonuses earned under the Annual Bonus Plan are for the year reported, regardless of the year paid. The Company's Annual Bonus Plan is based on the achievement of pre-determined business and/or financial performance objectives which support business plans and goals. Bonus opportunities vary by position and for fiscal year 1996 ranged from 0% to 119% of base salary for Mr. Greenberg, 0% to 52% for Mr. Bunn, and from 0% up to 38% for the other Named Executives.

(2)  Amounts represent tax payment reimbursements for certain benefits.

(3) Non-qualified stock options granted under the UGI 1992 Stock Option and Dividend Equivalent Plan (the "1992 Plan"). The 1992 Plan consists of non-qualified stock option grants and the opportunity for participants to earn an amount equivalent to the dividends paid on shares covered by options, subject to a comparison of the total return realizable on a share of UGI's Common Stock ("UGI's Return") with the total return achieved by each member of a group of comparable peer companies ( the "SODEP Peer Group") over a five-year period beginning January 1, 1992 and ending December 31, 1996. Total return encompasses both changes in the per share market price and dividends paid on a share of common stock. No credited dividend equivalents will be paid when the performance period ends on December 31, 1996.

(4) Amounts represent matching contributions by the Company or UGI in accordance with the provisions of the UGI Utilities, Inc. Employee Savings Plan and/or allocations under the Executive Retirement Plan. Effective January 1, 1994, the Employee Savings Plan and the Executive Retirement Plan adopted a plan year ending September 30 to correspond to the fiscal year. As a result, Company matching contributions and allocations for 1994 are based on a nine-month plan year. During 1996, 1995, and 1994, the following contributions were made to the Named Executives: (i) under the Employee Savings Plans: Mr. Greenberg, $3,375, $3,375, and $1,688; Mr. Bunn, $3,375, $3,375, and $1,688; Mr. Chaney, $3,375, $3,375 and $1,662;
     Mr. Dingman, $3,374, $3,375 and $1,298; and Mr. Barney, $3,375, $3,233 and
     $1,307, and (ii) under the Executive Retirement Plan: Mr. Greenberg, $7,087, $8,064, and $1,203; Mr. Bunn, $7,204, $6,357, and $1,753; Mr.
     Chaney, $1,699, $1,204 and $0; Mr. Dingman, $0, $118 and $0; and Mr.
     Barney, $163, $0 and $0.

(5) Mr. Greenberg was elected Chairman, UGI Utilities, Inc. effective August 1, 1996 and Chief Executive Officer of UGI Corporation effective August 1, 1995. Compensation for Mr. Greenberg is attributable to his employment as Chairman, President and Chief Executive Officer of UGI Corporation. Mr. Greenberg receives no compensation from UGI Utilities, Inc.

(6) Compensation reported for Messrs. Greenberg and Bunn is also reported in the Proxy Statement for UGI's 1997 Annual Meeting of Shareholders and is not additive.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

         The following table shows information for the 1996 fiscal year concerning exercised and unexercised stock options for shares of UGI Common Stock for each of the Named Executives.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUE


                                                        Number Of Securities
                                                       Underlying Unexercised             Value Of Unexercised
                                                            Options/SARs                 In-The-Money Options/
                                                     At Fiscal Year End (#) (1)       SARs At Fiscal Year End ($)
                                                     --------------------------       ---------------------------
                              Shares         Value
                            Acquired on   Realized($)
Name                         Exercise(#)             Exercisable     Unexercisable     Exercisable     Unexercisable
--------------------------------------------------------------------------------------------------------------------
Lon R. Greenberg(1)             0            $0       105,278(2)        38,681(2)      $355,313(4)      $130,548(4)
--------------------------------------------------------------------------------------------------------------------
Richard L. Bunn(1)              0            $0        70,000(2)        17,500(2)      $236,250(4)      $ 59,063(4)
--------------------------------------------------------------------------------------------------------------------
Robert J. Chaney                0            $0        36,000(2)         9,000(2)      $121,500(4)      $ 30,375(4)
--------------------------------------------------------------------------------------------------------------------
Mark R. Dingman                 0            $0        36,000(2)         9,000(2)      $121,500(4)      $ 30,375(4)
--------------------------------------------------------------------------------------------------------------------
John C. Barney                  0            $0         4,000(3)         1,000(3)      $ 13,500(5)      $  3,375(5)


(1) Information reported for Messrs. Greenberg and Bunn is also reported in the Proxy Statement for UGI's 1997 Annual Meeting of Shareholders and is not additive.

(2) Options granted under the 1992 Plan.

(3) Options granted under the UGI 1992 Non-Qualified Stock Option Plan.

(4) Value based on comparison of price per share at September 30, 1996 (fair market value $23.50) to the 1992 Plan option price ($20.125).

(5) Value based on comparison of price per share at September 29, 1996 (fair market value $23.50) to the UGI 1992 Non-Qualified Stock Option Plan option price ($20.125).

RETIREMENT BENEFITS

         The following table shows the annual benefits upon retirement at age 65 in 1996 applicable for various combinations of final average earnings and length of service which may be payable under the UGI Qualified Retirement Plan (the "Retirement Plan") and the UGI Non-Qualified Senior Executive Retirement Plan for Named Executives.


                                         PENSION PLAN BENEFITS
                                         ---------------------
      FINAL 5-YEAR
     AVERAGE ANNUAL
      EARNINGS(2)                  ANNUAL BENEFIT FOR YEARS OF CREDITED SERVICE SHOWN (1)
                                   ------------------------------------------------------
                  15 YEARS       20 YEARS        25 YEARS        30 YEARS        35 YEARS         40 YEARS
-----------------------------------------------------------------------------------------------------------------------------
$  100,000      $   28,500      $   38,000      $   47,500      $   57,000      $   66,500      $   68,400(3)

$  200,000      $   57,000      $   76,000      $   95,000      $  114,000      $  133,000      $  136,800(3)

$  300,000      $   85,500      $  114,000      $  142,500      $  171,000      $  199,500      $  205,200(3)

$  400,000      $  114,000      $  152,000      $  190,000      $  228,000      $  266,000      $  273,600(3)

$  500,000      $  142,500      $  190,000      $  237,500      $  285,000      $  332,500      $  342,000(3)

$  600,000      $  171,000      $  228,000      $  285,000      $  342,000      $  399,000      $  410,400(3)

$  700,000      $  199,500      $  266,000      $  332,500      $  399,000      $  465,500      $  478,800(3)

$  800,000      $  228,000      $  304,000      $  380,000      $  456,000      $  532,000      $  547,200(3)

$  900,000      $  256,500      $  342,000      $  427,500      $  513,000      $  598,500      $  615,600(3)

$1,000,000      $  285,000      $  380,000      $  475,000      $  570,000      $  665,000      $  684,000(3)


(1) Annual benefits are computed on the basis of straight life annuity amounts. These amounts include pension benefits, if any, to which a participant may be entitled as a result of participation in a pension plan of a subsidiary during previous periods of employment. The amounts shown do not take into account exclusion of up to 35% of the estimated primary Social Security benefit. The Retirement Plan provides a minimum benefit equal to 25% of a participant's final 12 months' earnings, reduced proportionately for less than 15 years of credited service at retirement. The minimum Retirement Plan Benefit is not subject to Social Security offset. Messrs. Greenberg, Bunn, Chaney, Dingman and Barney had, respectively, 16 years, 38 years, 32 years, 23 years and 25 years of estimated credited service at September 30, 1996.

(2) Consists of (i) base salary, commissions and cash payments under the UGI and Utilities Annual Bonus Plans, and (ii) deferrals thereof permitted under the Internal Revenue Code.

(3) The Retirement Plan formula maximum benefit equal to 60% of a participant's highest consecutive 12 months' earnings during the last 120 months.


SEVERANCE PAY PLAN FOR SENIOR EXECUTIVE EMPLOYEES

         The UGI Corporation Severance Pay Plan for Senior Executive Employees (the "Severance Plan") assists certain senior level employees of Utilities in the event their employment is terminated without fault on their part. Specified benefits are payable to a senior executive covered by the Severance Plan if the senior executive's employment is involuntarily terminated for any reason other than for cause or as a result of the senior executive's death or disability.

         Benefits payable include a lump sum cash payment in an amount approximately equal to the sum of (i) three months of compensation (18 months in the case of Mr. Greenberg), (ii) a pro rata portion of the senior executive's annual target bonus under the Annual Bonus Plan for the current year, and (iii) separation pay determined in a manner consistent with that payable to employees generally, not exceeding 15 months of compensation (30 months in the case of Mr. Greenberg). Employee benefits, including a vacation allowance, are continued for a specified period (the "Employee Benefit Period") not exceeding 15 months (30 months in the case of Mr. Greenberg) after termination, or the senior executive may be paid a lump sum equal to the present value of such benefits. The Severance Plan also provides for payment in cash to a senior executive of an amount approximately equal to all dividend equivalents credited (including those that would be credited during the Employee Benefit Period) to the senior executive's account under the 1992 Stock Option and Dividend Equivalent Plan and successor plans. Payment of dividend equivalents which would be credited during the period in which employee benefits are to be continued for such senior executive will also be made. Senior executives may designate a beneficiary for these payments.

         In order to receive benefits under the Severance Plan, a senior executive is required to execute a release which discharges UGI and Utilities from liability for any claims the senior executive may have against either of them, other than claims for amounts or benefits due to the executive under any plan, program or contract provided by or entered into with UGI or Utilities. The senior executive is also required to cooperate in attending to matters pending at the time of his or her termination of employment.


CHANGE OF CONTROL ARRANGEMENTS

         On April 30, 1996, the Board of Directors of UGI ("Board") approved Change of Control Agreements (individually, an "Agreement"), for senior executive officers of UGI and certain of its subsidiaries, including Messrs. Greenberg, Bunn, Chaney and Dingman. The Agreements operate independently of the Severance Plan, continue through June 2001, and are automatically extended in one-year increments thereafter unless, prior to a change of control, UGI terminates an

Agreement. In the absence of a change of control, each Agreement will terminate when, for any reason, the executive terminates his employment with UGI or its subsidiaries.

         A change of control is generally deemed to occur if: (i) any person (other than the executive, his affiliates and associates, UGI or any of its subsidiaries, any employee benefit plan of UGI or any of its subsidiaries, or any person or entity organized, appointed, or established by UGI or its subsidiaries for or pursuant to the terms of any such employee benefit plan), together with all affiliates and associates of such person, acquires securities representing 20% or more of either (x) the then outstanding shares of common stock of UGI or (y) the combined voting power of UGI's then outstanding voting securities, in either case unless the members of the Executive Committee of the Board of Directors in office immediately prior to such acquisition (the "Executive Committee") determine that the circumstances do not warrant the implementation of the provisions of the Agreement; (ii) individuals who at the beginning of any 24-month period constitute the Board of Directors (the "Incumbent Board") and any new director whose election by the Board, or nomination for election by UGI's shareholders, was approved by a vote of at least a majority of the Incumbent Board, cease for any reason to constitute a majority thereof; (iii) UGI is reorganized, merged or consolidated with or into, or sells all or substantially all of its assets to, another corporation in a transaction in which former shareholders of UGI do not own more than 50% of the outstanding common stock and the combined voting power, respectively, of the then outstanding voting securities of the surviving or acquiring corporation after the transaction, in any such case, unless the Executive Committee determines at the time of such transaction that the circumstances do not warrant the implementation of the provisions of the Agreement; or (iv) UGI is liquidated or dissolved.

         Severance benefits are payable under the Agreements if there is a termination of the executive's employment without cause at any time within three years after a change of control. In addition, following a change of control, the executive may elect to terminate his or her employment without loss of severance benefits in certain specified contingencies, including termination of officer status; a significant adverse change in authority, duties, responsibilities or compensation; the failure of UGI to comply with and satisfy any of the terms of the Agreement; or a substantial relocation or excessive travel requirements.

         An executive who is terminated with rights to severance compensation under an Agreement will be entitled to receive an amount equal to 1.0 (2.5 in the case of Mr. Greenberg and 1.5 in the case of Mr. Bunn) times his average total cash remuneration for the preceding five calendar years. The net amount payable under the Agreement, taking into account payments due under other plans, as appropriate, may not exceed 2.99 times the executive's "base amount" (as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "Code")) which, generally, is the average of the executive's taxable annual income received from UGI and its subsidiaries during the five-year period preceding the change of control, to avoid the special federal tax rules applicable to "excess parachute payments."

         To protect both parties to the Agreements, if the severance compensation payable under the Agreement, either alone or together with other payments to an executive, would constitute "excess parachute payments," as defined in Section 280G of the Code, such severance compensation payment would be reduced to the largest amount which would result in no portion of such payments being disallowed as deductions to UGI and its subsidiaries under
Section 280G of the Code, and no portion of such payments being subject to the excise tax imposed on the recipient by Section 4999 of the Code. The determination of such reductions will be made, in good faith, by UGI's independent accountants and will be conclusively binding.


BOARD OF DIRECTORS

         Messrs. Bunn and Greenberg, who are officers of either the Company or its parent, UGI, are not compensated for service on the Board of Directors or on any Committee of the Board. The other members of the Company's Board of Directors also serve on the UGI Board and receive no additional compensation for service on the Company's Board. The Company reimburses UGI for 50% of the attendance fees and expenses incurred by the non-employee directors of UGI.


COMPENSATION COMMITTEE

         The members of the UGI Utilities, Inc. Compensation and Management Development Committee are Robert C. Forney (Chairman), Richard C. Gozon, Quentin
I. Smith, Jr., and David I. J. Wang.

ITEM     12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         At December 1, 1996, UGI Corporation held 100% of the Company's Common Stock. UGI is located at 460 N. Gulph Road, King of Prussia, PA 19406.

         The following table sets forth, as of December 1, 1996, the number of shares of Common Stock of UGI beneficially owned by each director of the Company and each of the Named Executives, as well as all directors and executive officers as a group.

                                             Common Stock of UGI Beneficially
       Name                                  Owned as of December 1, 1996 (1)(2)
------------------                           -----------------------------------

Stephen D. Ban                                                8,311  (3)
John C. Barney                                                6,967  (4)
Richard L. Bunn                                             137,100  (5)
Robert J. Chaney                                             53,359  (6)
Mark R. Dingman                                              45,000
Robert C. Forney                                              8,675
Richard C. Gozon                                             11,275
Lon R. Greenberg                                            147,677  (7)
Cyrus H. Holley                                               6,275
Anne Pol                                                      3,324
Quentin I. Smith, Jr.                                         7,275
James W. Stratton                                             6,275
David I. J. Wang                                             19,275

All directors and executive
officers as a group (13)                                    460,788

----------------------

(1) The number of shares of UGI Common Stock subject to stock options exercisable through January 2, 1996, which number is included in the number of shares shown above as beneficially owned, is as follows: Mr. Stratton, 5,000 shares; Dr. Forney, 4,000 shares; Mr. Wang, 5,000 shares; Mr. Gozon, 5,000 shares; Mr. Holley, 5,000 shares; Mr. Smith, 5,000 shares; Dr. Ban, 3,800 shares; Mr. Bunn, 87,500; Mrs. Pol, 2,124 shares; Mr. Greenberg, 122,778 shares; Mr. Barney, 5,000 shares; Mr. Chaney, 45,000 shares; and Mr. Dingman, 45,000 shares.

(2) The nature of beneficial ownership, other than the number of shares subject to options exercisable through January 2, 1996, is sole voting and dispositive power, except as otherwise indicated.

(3)  Shares are held jointly with Dr. Ban's spouse.

(4)  Mr. Barney has disclaimed beneficial ownership of 400 shares.

(5) Includes 45,092 shares held jointly with Mr. Bunn's spouse and 2,000 shares held directly by his spouse.

(6)  Includes 1,200 shares held jointly with Mr. Chaney's spouse.

(7)  Includes 22,759 shares held jointly with Mr. Greenberg's spouse.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         UGI allocates a portion of its general corporate expenses to Utilities. A wholly owned subsidiary of UGI provides Utilities with general liability, automobile and workers' compensation insurance for up to $500,000 over Utilities' self-insured retention.


PART IV:  ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE,
                AND REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED AS PART OF THIS REPORT:

         (1)  FINANCIAL STATEMENTS

              Included under Item 8 are the following financial statements and supplementary data:

                  Report of Independent Accountants

                  Consolidated Balance Sheets, September 30, 1996 and 1995.

                  Consolidated Statements of Income for the fiscal years ended September 30, 1996, 1995 and 1994

                  Consolidated Statements of Cash Flows for the fiscal years ended September 30, 1996, 1995 and 1994

                  Consolidated Statements of Stockholders' Equity for the fiscal years ended September 30, 1996, 1995 and 1994

                  Notes to Consolidated Financial Statements

         (2)  FINANCIAL STATEMENT SCHEDULES

                  II- Valuation and Qualifying Accounts

     All other financial statement schedules are omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included elsewhere in the respective financial statements or notes thereto contained herein.

         (3) LIST OF EXHIBITS:

     The exhibits filed as part of this Report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):


                           INCORPORATION BY REFERENCE
     EXHIBIT NO.                            EXHIBIT                          REGISTRANT            FILING           EXHIBIT
     -----------                            -------                          ----------            ------           -------

         3.1           Utilities' Articles of Incorporation                  Utilities            Form 8-K           4(a)
                                                                                                 (9/22/94)
         3.2           Bylaws of UGI Utilities as in effect since            Utilities           Form 10-K            3.2
                       September 26, 1995                                                        (9/30/95)

           4 Instruments defining the rights of security holders, including indentures. (The Company agrees to furnish to the Commission upon request a copy of any instrument defining the rights of holders of its long-term debt not required to be filed pursuant to the description of Exhibit 4 contained in Item 601 of Regulation S-K)

                           INCORPORATION BY REFERENCE
     EXHIBIT NO.                            EXHIBIT                          REGISTRANT            FILING           EXHIBIT
     -----------                            -------                          ----------            ------           -------
         4.1           Utilities' Articles of Incorporation and Bylaws
                       referred to in Exhibit Nos. 3.1 and 3.2

         4.2           Indenture between Utilities and First Union              UGI         Form 10-K (9/30/93)      (4)e
                       National Bank (formerly, First Fidelity Bank,
                       N.A. Pennsylvania,) Trustee, dated as of August                       Form 8-K (8/26/94)
                       1, 1993 and related 6.5% Note due 2003.               Utilities                               (4)i

         4.3           Form of Fixed Rate Medium-Term Note

         4.4           Form of Fixed Rate Series B                           Utilities            Form 8-K           4(i)
                       Medium-Term Note                                                           (8/1/96)

         4.5           Form of Floating Rate Series B Medium-Term Note       Utilities       Form 8-K (8/1/96)       4(ii)

         4.6           Calculation Agent Agreement dated August 26,          Utilities       Form 8-K (8/26/94)     4(iii)
                       1994 between UGI Utilities, Inc. and First Union
                       National Bank (formerly, First Fidelity Bank,
                       National Association)

         4.7           Officer' Certificate establishing Medium-Term         Utilities       Form 8-K (8/26/94)      4(iv)
                       Notes series

         4.8           Calculation Agent Agreement dated August 1, 1996      Utilities       Form 8-K (8/1/96)      4(iii)
                       between UGI Utilities, Inc. and First Union
                       National Bank

         4.9           Form of Officer's Certificate establishing            Utilities        Form 8-K (8/1/96       4(iv)
                       Series B Medium Term Notes under the Indenture

                                             INCORPORATION BY REFERENCE
 EXHIBIT NO.                      EXHIBIT                        REGISTRANT             FILING            EXHIBIT
 -----------                      -------                        ----------             ------            -------
     10.1       Service Agreement (Rate FSS) dated as of             UGI              Form 10-K
                November 1, 1989 between Utilities and                                (9/30/95)
                Columbia, as modified pursuant to the
                orders of the Federal Energy Regulatory
                Commission at Docket No. RS92-5-000
                reported at Columbia Gas Transmission
                Corp., 64 FERC P. 61,060 (1993), order on
                rehearing, 64 FERC P. 61,365 (1993)

     10.2       Service Agreement (Rate FTS) dated June 1,        Utilities           Form 10-K           (10)o.
                1987 between Utilities and Columbia, as                               (12/31/90)
                modified by Supplement No. 1 dated October
                1, 1988; Supplement No. 2 dated November 1,
                1989; Supplement No. 3 dated November 1,
                1990; Supplement No. 4 dated November 1,
                1990; and Supplement No. 5 dated January 1,
                1991, as further modified pursuant to the
                orders of the Federal Energy Regulatory
                Commission at Docket No. RS92-5-000
                reported at Columbia Gas Transmission
                Corp., 64 FERC P. 61,060 (1993), order on
                rehearing, 64 FERC P. 61,365 (1993)

     10.3       Transportation Service Agreement (Rate            Utilities      Form 10-K (12/31/90)     (10)p.
                FTS-1) dated November 1, 1989 between
                Utilities and Columbia Gulf Transmission
                Company, as modified pursuant to the orders of
                the Federal Energy Regulatory Commission in
                Docket No. RP93-6-000 reported at Columbia
                Gulf Transmission Co., 64 FERC P. 61,060
                (1993), order on rehearing, 64 FERC P. 61,365
                (1993)

                                             INCORPORATION BY REFERENCE
 EXHIBIT NO.                      EXHIBIT                        REGISTRANT             FILING            EXHIBIT
 -----------                      -------                        ----------             ------            -------
    10.4**      UGI Corporation 1992 Directors' Stock Plan           UGI              Form 10-Q           (10)ff
                                                                                      (6/30/92)

    10.5**      UGI Corporation Directors Deferred                   UGI              Form 10-K            10.39
                Compensation Plan dated August 26, 1993                               (9/30/94)

    10.6**      UGI Corporation Retirement Plan for Outside          UGI              Form 10-K            10.40
                Directors dated October 1, 1993                                       (9/30/94)

    10.7**      UGI Corporation 1992 Stock Option and                UGI              Form 10-Q           (10)ee
                Dividend Equivalent Plan, as amended May                              (6/30/92)
                19, 1992

    10.8**      UGI Corporation Annual Bonus Plan dated              UGI              Form 10-Q            10.4
                March 8, 1996                                                         (6/30/96)

     10.9       UGI Utilities, Inc. Annual Bonus Plan dated       Utilities      Form 10-Q (6/30/96)       10.4
                March 8, 1996
                `
   10.10**      Amended and Restated Senior Executive                UGI              Form 10-K            10.43
                Retirement Plan for Certain Employees of                              (9/30/94)
                UGI Corporation and its Subsidiaries and
                Affiliates, effective October 27, 1992

   10.11**      UGI Corporation Senior Executive Severance           UGI              Form 10/K            10.44
                Pay Plan dated April 30, 1993                                         (9/30/94)

                Change of Control Agreement between UGI
   10.12**      Corporation and Lon R. Greenberg                     UGI         Form 10-Q (6/30/96)       10.1

                Form of Change of Control between UGI
                Corporation and Mr. Bunn                                         Form 10-Q (6/30/96)
   10.13**                                                           UGI                                   10.2

                                             INCORPORATION BY REFERENCE
 EXHIBIT NO.                      EXHIBIT                        REGISTRANT             FILING            EXHIBIT
 -----------                      -------                        ----------             ------            -------

      10.14**         Form of Change of Control Agreement          UGI             Form 10-Q (6/30/96)       10.3
                      between UGIC orporation and each of
                      Messrs. Chaney and Dingman

      10.15**         UGI Corporation 1992 Non-Qualified           AmeriGas        Form 10-K (9/30/95)      10.19
                      Stock Option Plan                          Partners, L.P.
                      Plan

       *12.1          Computation of Ratio of Earnings to Fixed
                      Charges

       *12.2          Computation of Ratio of Earnings to Combined
                      Fixed Charges and Preferred Stock Dividends

          21          Subsidiaries of the Registrant                UGI            Form 10-K (9/30/95)         21

         *23          Consent of Coopers & Lybrand L.L.P.

         *27          Financial Data Schedule

         *99          Cautionary Statements Affecting Forward-looking
                      Information


*    Filed herewith.

** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

     b.  REPORTS ON FORM 8-K.

         During the last quarter of the 1996 fiscal year, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       UGI UTILITIES, INC.


Date:  December 10, 1996               By: John C. Barney
                                          --------------------------------
                                           John C. Barney
                                           Vice President -
                                           Finance and Accounting

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 10, 1996 by the following persons on behalf of the Registrant in the capacities indicated.

      SIGNATURE                                           TITLE
      ---------                                           -----

Richard L. Bunn                             President and Chief
------------------------                    Executive Officer
Richard L. Bunn                             (Principal Executive
                                            Officer) and Director


Lon R. Greenberg                            Chairman and Director
------------------------
Lon R. Greenberg


John C. Barney                              Vice President -
------------------------                    Finance and Accounting
John C. Barney                              (Principal Financial
                                            Officer and Principal
                                            Accounting Officer)


Stephen D. Ban                              Director
------------------------
Stephen D. Ban


Robert C. Forney                            Director
------------------------
Robert C. Forney

      SIGNATURE                                TITLE
      ---------                                -----

Richard C. Gozon                            Director
------------------------
Richard C. Gozon


Cyrus H. Holley                             Director
------------------------
Cyrus H. Holley


Anne Pol                                    Director
------------------------
Anne Pol


Quentin I. Smith, Jr.                       Director
------------------------
Quentin I. Smith, Jr.


James W. Stratton                           Director
------------------------
James W. Stratton


David I. J. Wang                            Director
------------------------
David I. J. Wang

                      UGI UTILITIES, INC. AND SUBSIDIARIES




                             FINANCIAL INFORMATION

                  FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                         YEAR ENDED SEPTEMBER 30, 1996

                    UGI UTILITIES, INC. AND SUBSIDIARIES

            INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                  SCHEDULE



                                                                                         Pages
                                                                                         -----

Financial Statements:

   Report of Independent Accountants                                                      F-3

   Consolidated Balance Sheets as of September 30,
       1996 and 1995                                                                  F-4 and F-5

   Consolidated Statements of Income for the years
       ended September 30, 1996, 1995 and 1994                                            F-6

   Consolidated Statements of Cash Flows for the years
       ended September 30, 1996, 1995 and 1994                                            F-7

   Consolidated Statements of Stockholders' Equity
       for the years ended September 30, 1996, 1995 and 1994                              F-8

   Notes to Consolidated Financial Statements                                         F-9 to F-28

Financial Statement Schedule:

   For the years ended September 30, 1996, 1995 and 1994:

       II - Valuation and Qualifying Accounts                                             S-1


All other financial statement schedules are omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included elsewhere in the respective financial statements or notes thereto contained herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder
UGI Utilities, Inc.
Valley Forge, Pennsylvania


We have audited the accompanying consolidated financial statements and the financial statement schedule of UGI Utilities, Inc. and subsidiaries listed in the index on page F-2 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UGI Utilities, Inc. and subsidiaries as of September 30, 1996 and 1995, and the consolidated results of their operations and cash flows for the years ended September 30, 1996, 1995 and 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for postemployment benefits in 1995.



COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
November 22, 1996

                    UGI UTILITIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)


                                                               September 30,
                                                             1996        1995
                                                           ---------   --------
ASSETS
------
  Current assets:
    Cash and cash equivalents (note 1)                  $    3,100  $   48,171
    Accounts receivable (less allowances for doubtful
      accounts of $3,976 and $2,660, respectively)          26,032      20,035
    Accounts receivable - related parties                      256       2,459
    Accrued utility revenues (note 1)                        8,612       7,895
    Inventories (notes 1 and 6)                             30,035      23,427
    Deferred income taxes (notes 1 and 4)                    6,316       9,998
    Prepaid expenses and other current assets                1,920       5,182
                                                         ----------  ----------
      Total current assets                                  76,271     117,167

  Property, plant and equipment (notes 1 and 3):
    Gas utility                                            605,150     577,207
    Electric utility                                       114,915     110,921
    General                                                  9,794       9,530
                                                         ----------  ----------
                                                           729,859     697,658
    Less accumulated depreciation and amortization         222,559     209,864
                                                         ----------  ----------
      Net property, plant and equipment                    507,300     487,794

  Regulatory income tax asset (notes 1 and 4)               42,908      36,942
  Other assets                                              23,420      19,577
                                                         ----------  ----------

      Total assets                                      $  649,899  $  661,480
                                                         ==========  ==========





The accompanying notes are an integral part of these financial statements.

                    UGI UTILITIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                  (Thousands of dollars, except per share)


                                                                                         September 30,
                                                                                       1996          1995
                                                                                   ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  Current liabilities:
    Current maturities of long-term debt (note 3)                                 $   25,543     $   53,179
    Bank loans (note 3)                                                               50,500         42,000
    Accounts payable                                                                  39,517         33,623
    Employee compensation and benefits accrued                                         8,210          6,204
    Dividends and interest accrued                                                     4,975          5,554
    Income taxes accrued                                                               5,302          5,111
    Producer settlements (note 2)                                                      4,316          3,844
    Deferred fuel refunds (note 1)                                                     1,714          9,657
    Other accrued liabilities                                                         16,852         16,544
                                                                                   ----------     ----------
      Total current liabilities                                                      156,929        175,716

  Long-term debt (note 3)                                                            151,111        154,983

  Deferred income taxes (notes 1 and 4)                                               95,452         84,225
  Deferred investment tax credits (notes 1 and 4)                                     10,775         11,173
  Other noncurrent liabilities                                                        11,004         13,378

  Commitments and contingencies (note 8)

  Preferred stock subject to mandatory redemption, without par value (note 7)         35,187         35,202

  Common stockholder's equity:
    Common Stock, $2.25 par value (authorized - 40,000,000 shares;
      issued and outstanding - 26,781,785 shares)                                     60,259         60,259
    Additional paid-in capital                                                        68,052         68,052
    Retained earnings                                                                 61,130         58,492
                                                                                   ----------     ----------
      Total common stockholder's equity                                              189,441        186,803
                                                                                   ----------     ----------

      Total liabilities and stockholders' equity                                  $  649,899     $  661,480
                                                                                   ==========     ==========





The accompanying notes are an integral part of these financial statements.

                     UGI UTILITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                             (Thousands of dollars)



                                                                       Year Ended
                                                                      September 30,
                                                            ---------------------------------
                                                               1996        1995        1994
                                                            ---------  ----------  ----------
  Revenues (note 1)                                        $ 460,496   $ 357,364   $ 395,061
                                                            ---------   ----------  ---------
  Costs and expenses:
      Gas, fuel and purchased power (notes 1 and 2)          239,643     169,694     205,609
      Operating and administrative expenses                  119,432     108,514     109,013
      Operating and administrative expenses
         - related parties (note 14)                           3,850       6,585       6,658
      Depreciation and amortization (note 1)                  21,602      19,754      18,478
      Miscellaneous income, net (note 10)                     (1,842)     (3,780)     (2,610)
                                                            ---------   ----------  ---------
                                                             382,685     300,767     337,148
                                                            ---------   ----------  ---------

  Operating income                                            77,811      56,597      57,913
  Interest charges                                            16,094      16,838      16,669
                                                            ---------   ----------  ---------

  Income before income taxes                                  61,717      39,759      41,244
  Income taxes (notes 1 and 4)                                23,369      11,741      17,689
                                                            ---------   ----------  ---------

  Income from continuing operations                           38,348      28,018      23,555
  Income from discontinued operations (note 11)                  -           -         6,918
                                                            ---------   ----------  ---------

  Income before accounting change                             38,348      28,018      30,473
  Change in accounting for postemployment benefits (note 5)      -        (1,028)        -
                                                            ---------   ----------  ---------

  Net income                                                  38,348      26,990      30,473
  Dividends on preferred stock                                 2,765       2,778       1,356
                                                            ---------   ----------  ---------

  Net income after dividends on preferred stock            $  35,583   $  24,212   $  29,117
                                                            =========   ==========  =========





  The accompanying notes are an integral part of these financial statements.

                     UGI UTILITIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of dollars)


                                                                                     Year Ended
                                                                                    September 30,
                                                                       ---------------------------------------
                                                                           1996         1995          1994
                                                                       ----------   -----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $    38,348  $     26,990  $     30,473
     Adjustments to reconcile net income to net cash provided
         by operating activities:
            Depreciation and amortization                                  21,602        19,754        18,478
            Deferred income taxes, net                                      7,481         2,369        (4,041)
            Provision for uncollectible accounts                            4,933         3,376         4,101
            Income from discontinued operations                               -             -          (6,918)
            Other                                                            (704)          541            15
                                                                       -----------  ------------  ------------
                                                                           71,660        53,030        42,108
            Net change in:
                Accounts receivable and accrued utility revenues           (9,444)       (9,805)       (4,579)
                Inventories                                                (6,608)        2,823        (1,930)
                Deferred fuel adjustments                                 (10,731)         (138)        4,649
                Pipeline transition recoveries (costs), net                   983         1,916        (2,102)
                Producer settlement (payments) recoveries, net                 91        (9,507)       13,055
                Accounts payable                                            5,894         7,803         7,244
                Other current assets and liabilities                        5,184        (3,454)          207
                                                                       -----------  ------------  ------------
            Net cash provided by operating activities                      57,029        42,668        58,652
                                                                       -----------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant and equipment                       (39,659)      (51,221)      (39,090)
     Proceeds from disposals of discontinued business assets                  -             -          20,264
     Net costs of property, plant and equipment disposals                  (1,189)         (973)         (838)
     Other, net                                                               740         1,225           -
                                                                       -----------  ------------  ------------
        Net cash used by investing activities                             (40,108)      (50,969)      (19,664)
                                                                       -----------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of dividends                                                 (35,649)      (16,897)      (24,927)
     Issuance of long-term debt                                            20,000        48,000           -
     Repayment of long-term debt                                          (54,828)      (17,236)      (24,911)
     Bank loans increase                                                    8,500        25,000        17,000
     Contribution of capital by UGI Corporation                               -             -           4,000
     Issuance of Series Preferred Stock                                       -             -          19,827
     Redemption of Series Preferred Stock                                     (15)          -         (18,785)
                                                                       -----------  ------------  ------------
        Net cash provided (used) by financing activities                  (61,992)       38,867       (27,796)
                                                                       -----------  ------------  ------------

    Cash and cash equivalents increase (decrease)                     $   (45,071) $     30,566  $     11,192
                                                                       ===========  ============  ============

CASH AND CASH EQUIVALENTS:
     End of period                                                    $     3,100  $     48,171  $     17,605
     Beginning of period                                                   48,171        17,605         6,413
                                                                       -----------  ------------  ------------
         Increase (decrease)                                          $   (45,071) $     30,566  $     11,192
                                                                       ===========  ============  ============




The accompanying notes are an integral part of these financial statements

                     UGI UTILITIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Thousands of dollars)



                                          Preferred
                                            Stock
                                          Subject to                   Additional
                                          Mandatory        Common       Paid-in      Retained
                                          Redemption       Stock        Capital      Earnings
                                          ----------       ------      ----------    --------

Balance September 30, 1993               $    33,222    $  60,259    $   64,049    $   44,769

    Net income                                                                         30,473
    Cash dividends - common stock                                                     (23,188)
    Cash dividends - preferred stock                                                   (1,356)
    Issuance of Series Preferred Stock        20,000                                     (173)
    Redemption of Series Preferred Stock     (18,020)                                    (765)
    Contribution of capital from
          UGI Corporation                                                 4,000
    Other                                                                     3
                                          -----------    ---------    ----------    ----------
Balance September 30, 1994                    35,202       60,259        68,052        49,760

    Net income                                                                         26,990
    Cash dividends - common stock                                                     (14,507)
    Cash dividends - preferred stock                                                   (2,778)
    Dividend of subsidiary net assets                                                    (973)

                                          -----------    ---------    ----------    ----------
Balance September 30, 1995                    35,202       60,259        68,052        58,492

    Net income                                                                         38,348
    Cash dividends - common stock                                                     (32,884)
    Cash dividends - preferred stock                                                   (2,765)
    Redemption of Series Preferred Stock         (15)
    Other                                                                                 (61)

                                          -----------    ---------    ----------    ----------
Balance September 30, 1996               $    35,187    $  60,259    $   68,052    $   61,130
                                          ===========    =========    ==========    ==========





The accompanying notes are an integral part of these financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)



1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         CONSOLIDATION PRINCIPLES

         UGI Utilities, Inc. (UGI Utilities) is a wholly owned subsidiary of UGI Corporation (UGI) and owns and operates a natural gas distribution utility (Gas Utility) in parts of eastern and southeastern Pennsylvania and an electric utility (Electric Utility) in northeastern Pennsylvania. The consolidated financial statements include the accounts of UGI Utilities and its subsidiaries (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. Revenues of Gas Utility comprise more than four-fifths of the Company's consolidated revenues.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates.

         REGULATED OPERATIONS

         Gas Utility and Electric Utility are subject to regulation by the Pennsylvania Public Utility Commission (PUC). Gas Utility and Electric Utility account for their regulated operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS
         71), as amended and supplemented by subsequently issued standards. SFAS 71, as amended and supplemented, requires, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. The economic effects of regulation can result in regulated enterprises recording costs that have been or are expected to be allowed in the ratesetting process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses as those amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated enterprise for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities). The Company continually monitors the regulatory and competitive environments in which it operates to determine that its regulatory assets are probable of recovery.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         CONSOLIDATED STATEMENTS OF CASH FLOWS

         Cash equivalents include all highly liquid investments with maturities of three months or less when purchased and are recorded at cost plus accrued interest which approximates market value.

         Interest paid during 1996, 1995 and 1994, was $16,100, $15,530 and
         $18,510, respectively. Income taxes paid during 1996, 1995 and 1994 were $15,736, $11,535 and $19,399, respectively.

         REVENUE RECOGNITION

         Gas Utility and Electric Utility revenues are recorded for services provided to the end of each month but not yet billed. Rate increases or decreases are reflected in revenues from effective dates permitted by the PUC.

         INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined on an average or first-in, first-out (FIFO) method except for appliances for which the specific identification method is used.

         INCOME TAXES

         Deferred income tax provisions of UGI Utilities resulting from the use of accelerated depreciation methods are recorded in the Consolidated Statements of Income based upon amounts recognized for ratemaking purposes. UGI Utilities also recognizes a deferred tax liability for tax benefits that are flowed through to ratepayers when temporary differences originate and establishes a corresponding regulatory asset (regulatory income tax asset) for the probable increase in future revenues that will result when the temporary differences reverse.

         Investment tax credits related to UGI Utilities' plant additions have been deferred and are being amortized over the service lives of the related property. UGI Utilities reduces its deferred tax liability for the future tax benefits that will occur when the deferred investment tax credits, which are not taxable, are amortized, and also reduces the regulatory asset for the probable reduction in future revenues that will result when such deferred investment tax credits amortize.

         The Company joins with UGI Corporation and its subsidiaries in filing a consolidated federal income tax return. The Company is allocated tax assets, liabilities, expense, benefits and credits resulting from the effects of its transactions in the consolidated federal income tax provision, including giving effect to all intercompany transactions. The result of this allocation is not materially different from income taxes calculated on a separate return basis.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         PROPERTY, PLANT AND EQUIPMENT AND RELATED DEPRECIATION

         Property, plant and equipment is stated at cost. The original cost of UGI Utilities' retired plant, together with the net cost of removal, is charged to accumulated depreciation for financial accounting purposes. Removal costs of UGI Utilities' plant and equipment are deducted currently for income tax purposes.

         Depreciation of Gas Utility's and Electric Utility's plant and equipment is computed using the straight-line method over the estimated average remaining lives of the various classes of depreciable property. Depreciation as a percentage of the related average depreciable base for 1996, 1995 and 1994 was 2.9%, 2.8% and 2.8%; and 3.6%, 3.4% and 3.4%, for Gas Utility and Electric Utility, respectively. Depreciation expense during 1996, 1995 and 1994 was $20,848, $18,983 and $17,780, respectively.

         DEFERRED FUEL ADJUSTMENTS

         The tariffs of Gas Utility and Electric Utility contain clauses which permit recovery of certain gas, fuel and purchased power costs in excess of the level of such costs included in base rates. The clauses provide for a periodic adjustment for any difference between the total amount collected under each clause and the recoverable costs incurred. Accordingly, Gas Utility and Electric Utility defer the difference between amounts recognized in revenues and the applicable gas, fuel and purchased power costs incurred until subsequently billed or refunded to customers.

2.       REGULATORY MATTERS

         GAS UTILITY RATE CASE

         On January 27, 1995, Gas Utility filed with the PUC for a $41,300 increase in base rates to be effective March 28, 1995. In accordance with normal PUC practice, the effective date was suspended pending further investigation. On August 31, 1995, the PUC approved a settlement of this proceeding (Gas Utility Base Rate Settlement) authorizing a $19,500 increase in annual revenues. The increase in base rates became effective on August 31, 1995. Under the terms of the Gas Utility Base Rate Settlement, Gas Utility agreed not to file for another base rate increase before January 25, 1997.

         ELECTRIC UTILITY RATE CASES

         On January 26, 1996, Electric Utility filed with the PUC for a $6,200 increase in base rates. On July 18, 1996, the PUC approved a settlement of this proceeding authorizing a $3,100 increase in annual revenues, effective July 19, 1996. Under the terms of the settlement, Electric Utility agreed not to file for another base rate increase before July 1, 1997. On November 1, 1993, Electric Utility filed with the PUC for a $4,200 increase in base rates. On July 27, 1994, the PUC granted Electric Utility a $1,300 increase in annual revenues effective on that date.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         PRODUCER SETTLEMENT LIABILITIES

         On April 21, 1994, Gas Utility received approximately $16,400 in producer settlement refunds (including approximately $4,300 in interest) from Columbia Gas Transmission Corporation (Columbia). On April 15, 1994, in anticipation of this refund, Gas Utility filed a tariff supplement with the PUC which proposed to refund $11,600 of the Columbia refund to Gas Utility customers. This amount represented 90% of the noninterest portion of the Columbia refund, and approximately $1,800 of similar refunds previously received by Gas Utility. Gas Utility proposed to retain, however, the entire interest component of the Columbia refund to reflect the carrying costs incurred by Gas Utility when it paid producer settlement liability charges prior to receiving recovery of such charges from its customers, and to recover legal costs associated with the recovery of the refunds. On June 2, 1994, the PUC directed Gas Utility to refund 90% of the principal and interest associated with the producer settlement refunds less approximately $500 for reimbursement of associated legal costs. In June 1994, Gas Utility recorded income of $2,293 pre-tax ($1,308 after-tax) representing the retained portion of the producer settlement refunds.

         Gas Utility and the Pennsylvania Office of Consumer Advocate (OCA) subsequently filed complaints with the PUC challenging the June 2, 1994 decision. On February 27, 1995, the PUC issued a final Order reaffirming its June 2, 1994 decision, but permitted Gas Utility to retain $776 of the producer settlement refund for reimbursement of associated legal costs.

         Gas Utility and the OCA appealed this decision to the Commonwealth Court of Pennsylvania (Commonwealth Court), which affirmed the February 27, 1995 PUC final Order in its entirety. Neither Gas Utility nor the OCA appealed the Commonwealth Court's decision.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         REGULATORY ASSETS (LIABILITIES)

         The following regulatory assets (liabilities) are included in the accompanying balance sheets at September 30:

---------------------------------------------------------------------------------------------------
                                                                       1996              1995
---------------------------------------------------------------------------------------------------

 Regulatory income tax asset                                        $42,908           $36,942
 Pipeline transition costs (recoveries)                                (493)              490
 Other postretirement benefits                                        4,322             4,414
 Refundable state taxes                                              (4,166)           (5,230)
 Deferred fuel costs (recoveries), net                                1,074            (9,657)
 Refundable producer settlement costs                                (5,383)           (5,291)
 Deferred environmental costs                                           697                30
---------------------------------------------------------------------------------------------------
                                                                    $38,959           $21,698
---------------------------------------------------------------------------------------------------

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



3.       DEBT

         Long-term debt comprises the following at September 30:

---------------------------------------------------------------------------------------------------
                                                                         1996              1995
---------------------------------------------------------------------------------------------------
 First Mortgage Bonds:
    7.85% Series due November 1996                                   $  8,400          $  8,576
    9% Series due June 2019 (less unamortized discount of
      $817)                                                                 -            22,017
    9% Series B due June 2019 (less unamortized discount of
      $826)                                                                 -            22,191
---------------------------------------------------------------------------------------------------
                                                                        8,400            52,784
 Other long-term debt:
    7.37% Medium-Term Notes, due October 2015                          22,000            22,000
    6.73% Medium-Term Notes, due October 2002                          26,000            26,000
    6.62% Medium-Term Notes, due May 2005                              20,000                 -
    6.50% Senior Notes, due August 2003 (less unamortized
      discount of $153 and $172, respectively)                         49,847            49,828
    8.70% Notes, due March 1997 and 1998 in annual
      installments of $10,000                                          20,000            20,000
    9.71% Notes, due through September 2000 in annual
      installments of $7,143                                           28,571            35,714
    Other                                                               1,836             1,836
---------------------------------------------------------------------------------------------------

 Total long-term debt                                                 176,654           208,162
 Current maturities included in current liabilities                   (25,543)          (53,179)
---------------------------------------------------------------------------------------------------

 Long-term debt due after one year                                   $151,111          $154,983
---------------------------------------------------------------------------------------------------


         Long-term debt maturities and mandatory sinking fund requirements during the fiscal years 1997 to 2001 follow:

---------------------------------------------------------------------------------------------------
                                   1997          1998         1999         2000       2001
---------------------------------------------------------------------------------------------------
 First Mortgage Bonds           $ 8,400       $     -      $     -      $     -    $     -
 Other long-term debt            17,143        17,143        7,143        7,142          -
---------------------------------------------------------------------------------------------------

 Total                          $25,543       $17,143      $ 7,143      $ 7,142    $     -
---------------------------------------------------------------------------------------------------

         On October 16, 1995, UGI Utilities voluntarily redeemed all of its outstanding 9% Series and 9% Series B First Mortgage Bonds at a redemption price of 104% of the principal amount plus accrued interest. The redemption was funded with the proceeds received from the issuance on September 29, 1995 of $22,000 of UGI Utilities 7.37% Medium-Term Notes and $26,000 of UGI Utilities 6.73% Medium-Term Notes. The mortgage

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         collateralizing UGI Utilities First Mortgage Bonds constitutes a first lien on UGI Utilities' plant.

         At September 30, 1996, UGI Utilities had revolving credit agreements with five domestic banks providing for borrowings of up to $67,000 under committed lines and an additional $35,000 under uncommitted lines. Generally, the commitments expire June 30, 1999, but are renewable, upon timely notice, for additional one-year periods unless the banks elect not to renew. The agreements provide UGI Utilities with the option to borrow at various prevailing interest rates, including the prime rate. A commitment fee at an annual rate of 3/16 of 1% is payable quarterly on the unused available committed credit lines. At September 30, 1996 and 1995, borrowings under these agreements totaled $50,500 and $42,000, respectively, and are classified as bank loans. The weighted-average interest rates on UGI Utilities' bank loans at September 30, 1996 and 1995 were 5.9% and 6.4%, respectively.

         Certain of UGI Utilities' debt agreements contain limitations with respect to incurring additional debt, require the maintenance of consolidated tangible net worth of at least $125,000, and restrict the amount of payments for investments, redemptions of capital stock, prepayments of subordinated indebtedness and dividends. Under the most restrictive of these provisions, permitted future restricted payments aggregate $138,557 at September 30, 1996.

4.       INCOME TAXES

         The provisions for income taxes consist of the following:

------------------------------------------------------------------------------------------------
                                                   1996               1995               1994
------------------------------------------------------------------------------------------------

 Current:
    Federal                                     $12,184            $ 6,742           $ 15,708
    State                                         3,704              2,630              6,022
------------------------------------------------------------------------------------------------
                                                 15,888              9,372             21,730
 Deferred                                         7,880              2,768             (3,642)
 Investment credit amortization                    (399)              (399)              (399)
------------------------------------------------------------------------------------------------

                                                $23,369            $11,741           $ 17,689
------------------------------------------------------------------------------------------------

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         A reconciliation from the statutory federal tax rate to the effective tax rate is as follows:

---------------------------------------------------------------------------------------------------------------
                                                      1996                  1995                      1994
---------------------------------------------------------------------------------------------------------------

 Statutory federal tax rate                           35.0%                 35.0%                     35.0%
 Difference in tax rate due to:
   State income taxes, net of
     federal benefit                                   6.2                   7.5                       8.2
   Adjustment to deferred state
     income taxes                                        -                 (10.7)                        -
   Deferred investment credit
     amortization                                      (.7)                 (1.0)                     (1.0)
   Other, net                                         (2.6)                 (1.3)                       .7
---------------------------------------------------------------------------------------------------------------

 Effective tax rate                                   37.9%                 29.5%                     42.9%
---------------------------------------------------------------------------------------------------------------

         Deferred tax liabilities (assets) comprise the following at September
         30:


---------------------------------------------------------------------------------------------------------------
                                                                         1996                1995
---------------------------------------------------------------------------------------------------------------

 Excess book basis over tax basis of property, plant and
   equipment                                                         $ 81,060            $ 74,404
 Regulatory income tax asset                                           17,802              15,327
 Other                                                                  8,977               5,331
---------------------------------------------------------------------------------------------------------------

 Gross deferred tax liabilities                                       107,839              95,062
---------------------------------------------------------------------------------------------------------------

 Deferred investment tax credits                                       (4,471)             (4,636)
 Deferred fuel refunds                                                      -              (4,007)
 Producer settlement liabilities                                       (2,233)             (2,196)
 Regulatory liability - state income taxes                             (1,729)             (2,170)
 Other                                                                (10,270)             (7,826)
---------------------------------------------------------------------------------------------------------------

 Gross deferred tax assets                                            (18,703)            (20,835)
---------------------------------------------------------------------------------------------------------------

 Net deferred tax liabilities                                        $ 89,136            $ 74,227
---------------------------------------------------------------------------------------------------------------

         During 1995, UGI Utilities recorded a regulatory income tax asset of $12,587 related to $11,329 of existing deferred state income taxes expected to be recovered in the future through the ratemaking process. Pursuant to the Gas Utility Base Rate Settlement, UGI Utilities recorded a regulatory liability of $5,319 associated with a five-year flowback to ratepayers of approximately $4,787 in previously recovered deferred state income taxes. The net effect of these adjustments increased 1995 income from continuing operations by $4,251.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         As of September 30, 1996 and 1995, UGI Utilities had recorded approximately $29,575 and $26,249, respectively, of deferred tax liabilities pertaining to utility temporary differences, principally a result of accelerated tax depreciation, the tax benefits of which previously were or will be flowed through to ratepayers. These deferred tax liabilities have been reduced by deferred tax assets of $4,471 and $4,636 at September 30, 1996 and 1995, respectively, pertaining to utility deferred investment tax credits. As of September 30, 1996 and 1995, UGI Utilities had recorded a regulatory income tax asset related to these net deferred taxes of $42,908 and $36,942, respectively, representing future revenues expected to be recovered through the ratemaking process. This regulatory income tax asset will be recognized in deferred tax expense as the corresponding temporary differences reverse and additional income taxes are incurred.

5.       PENSION PLAN AND OTHER POSTEMPLOYMENT BENEFITS

         The Retirement Income Plan for Employees of UGI Utilities, Inc. (UGI Utilities Plan) is a noncontributory defined benefit pension plan covering substantially all employees of UGI Utilities and UGI. UGI Utilities Plan's benefits are generally based on years of service and employee compensation during the last years of employment.

         The components of net pension income associated with UGI Utilities' employees participating in the UGI Utilities Plan include the following:

----------------------------------------------------------------------------------------------------------------------------
                                                                 1996                       1995                      1994
----------------------------------------------------------------------------------------------------------------------------

 Service cost - benefits earned
   during the period                                      $     2,657               $      2,020               $     2,570
 Interest cost on projected benefit
   obligation                                                   9,621                      9,500                     8,923
 Actual return on plan assets                                 (15,393)                   (26,745)                     (913)
 Net amortization and deferral                                  2,330                     14,542                   (11,000)
----------------------------------------------------------------------------------------------------------------------------

 Net pension income                                       $      (785)              $       (683)              $      (420)
----------------------------------------------------------------------------------------------------------------------------

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         The following table sets forth UGI Utilities Plan's actuarial present value of benefit obligations and funded status at September 30:

----------------------------------------------------------------------------------------------------
                                                                         1996               1995
----------------------------------------------------------------------------------------------------

 Projected benefit obligation:
    Vested benefits                                                 $(106,917)         $(109,745)
    Nonvested benefits                                                 (5,912)            (5,866)
----------------------------------------------------------------------------------------------------

     Accumulated benefit obligation                                  (112,829)          (115,611)
    Effect of projected future salary levels                          (21,337)           (22,311)
----------------------------------------------------------------------------------------------------

     Projected benefit obligation                                    (134,166)          (137,922)
 Plan assets at fair value                                            157,264            149,126
----------------------------------------------------------------------------------------------------

    Excess of plan assets over projected benefit
     obligation                                                        23,098             11,204
 Unrecognized net (gain) loss                                          (9,609)             2,850
 Unrecognized prior service cost                                        6,664              7,153
 Unrecognized transition asset                                        (12,785)           (14,415)
----------------------------------------------------------------------------------------------------

 Prepaid pension cost                                               $   7,368          $   6,792
----------------------------------------------------------------------------------------------------

         Included in the September 30, 1996 and 1995 projected benefit obligation amounts above are $7,569 and $7,309, respectively, relating to employees of UGI.

         The major actuarial assumptions used in determining UGI Utilities Plan's funded status as of September 30, 1996, 1995 and 1994, and net pension income for each of the years then ended, are as follows:


-------------------------------------------------------------------------------------------------------------------------------
                                                                   1996                     1995                        1994
-------------------------------------------------------------------------------------------------------------------------------

 Funded status at September 30:
   Discount rate                                                    8.0%                     7.5%                        8.7%
   Rate of increase in salary
     levels                                                         4.75                     4.5                         5.0
 Net pension income for the year:
   Discount rate                                                    7.5                      8.7                         7.0
   Rate of increase in salary
     levels                                                         4.5                      5.0                         4.5
   Expected return on plan assets                                   9.5                      9.5                         9.5
-------------------------------------------------------------------------------------------------------------------------------

         UGI Utilities Plan's assets at September 30, 1996 consist principally of equity and fixed income mutual funds and investment-grade corporate and U. S. Government obligations.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         The Company also has unfunded nonqualified retirement benefit plans for certain key employees and directors. At September 30, 1996 and 1995, the projected benefit obligations of these nonqualified plans were not material. During 1996, 1995 and 1994, the Company recorded expense for these plans of $257, $336 and $232, respectively.

         The Company sponsors a 401(k) savings plan (Savings Plan) for eligible employees. Generally, participants may contribute up to a combined 10% of their compensation on a before-tax and after-tax basis. The Company may, at its discretion, match a portion of participants' contributions to the Savings Plan. The cost of such Company matching contributions for 1996, 1995 and 1994 were $865, $770 and $470, respectively.

         The Company provides postretirement health care benefits to certain retirees and a limited number of active employees meeting certain age and service requirements as of January 1, 1989 and also provides limited postretirement life insurance benefits to substantially all active and retired employees.

         The components of net periodic postretirement benefit cost are as follows:

------------------------------------------------------------------------------------------------
                                                   1996                1995               1994
------------------------------------------------------------------------------------------------

 Service cost - benefits earned during
   the period                                   $    67             $    51            $    68
 Interest cost on accumulated
   postretirement benefit
   obligation                                     1,908               1,763              2,105
 Net amortization and deferral                    1,369               1,055              1,434
------------------------------------------------------------------------------------------------

 Net periodic postretirement benefit
   cost                                           3,344               2,869              3,607
 Decrease (increase) in regulatory
   asset                                            251                (983)            (2,206)
------------------------------------------------------------------------------------------------

 Net expense                                    $ 3,595             $ 1,886            $ 1,401
------------------------------------------------------------------------------------------------

         The following table sets forth the actuarial present value and funded status of the Company's postretirement health care and life insurance benefit plans at September 30:

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



--------------------------------------------------------------------------------------------------
                                                                         1996               1995
--------------------------------------------------------------------------------------------------

 Accumulated postretirement benefit obligation:
    Retirees                                                         $(20,355)         $(19,305)
    Fully eligible active participants                                 (4,000)           (3,329)
    Other active participants                                          (1,306)           (1,206)
--------------------------------------------------------------------------------------------------
                                                                      (25,661)          (23,840)
 Plan assets at fair value                                              1,853                 -
 Unrecognized net gain                                                 (2,835)           (2,235)
 Unrecognized prior service cost                                        2,149                 -
 Unrecognized transition obligation                                    19,921            21,142
--------------------------------------------------------------------------------------------------

 Accrued postretirement benefit cost                                 $ (4,573)         $ (4,933)
--------------------------------------------------------------------------------------------------

         Included in the September 30, 1996 and 1995 accumulated postretirement benefit obligation amounts above are $365 and $420, respectively, relating to employees of UGI.

         The major actuarial assumptions used in determining the funded status of the Company's postretirement health care and life insurance benefit plans at September 30, 1996, 1995 and 1994, and net periodic postretirement benefit cost for the years then ended, are as follows:


---------------------------------------------------------------------------------------------------------------------------
                                                               1996                      1995                      1994
---------------------------------------------------------------------------------------------------------------------------

 Funded status at September 30:
   Discount rate                                                8.0%                      7.5%                      8.7%
   Health care cost trend rate                              6.5-5.5                   7.0-5.5                  10.0-5.5
 Net periodic postretirement benefit cost for the
   year:
     Discount rate                                              7.5                       8.7                       7.0
     Health care cost trend rate                            7.0-5.5                  10.0-5.5                  12.0-5.5
---------------------------------------------------------------------------------------------------------------------------

         The ultimate health care cost trend rate of 5.5% in the table above is assumed for all years after 2007. Increasing the health care cost trend rate one percent increases the September 30, 1996 and 1995 accumulated postretirement benefit obligations by $2,150 and $1,800, respectively, and increases the net periodic postretirement benefit costs for 1996, 1995 and 1994, by $160, $130 and $180, respectively.

         UGI Utilities has established an Employee Benefit Trust (VEBA) to pay retiree health care and life insurance benefits and to fund the UGI Utilities' postretirement benefit liability. At September 30, 1996, the VEBA balance totaled $1,853 and was primarily invested in money market funds.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         On June 22, 1993, the PUC entered an order permitting Gas Utility to record a regulatory asset for the difference between the costs incurred under SFAS No.106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) and costs incurred on a pay-as-you-go basis. Under the terms of the order, the regulatory asset resulting from the deferral of SFAS 106 costs was allowable for ratemaking purposes subject to prior review in a base rate proceeding. As part of the Gas Utility Base Rate Settlement, Gas Utility was permitted the recovery over 17.25 years of the approximately $4,000 in deferred excess SFAS 106 costs, comprising principally deferred transition obligation amortization, for the period January 1, 1993 (the date Gas Utility adopted SFAS 106) through August 31, 1995. The Gas Utility Base Rate Settlement, however, reserved the right of any party to challenge the prospective recovery of these deferred excess SFAS 106 costs in future rate proceedings. Under the terms of Electric Utility's July 18, 1996 base rate order, Electric Utility was permitted the recovery of its deferred SFAS 106 transition obligation amortization.

         In a proceeding involving an unaffiliated Pennsylvania utility, Pennsylvania Power & Light Company (PP&L), the Commonwealth Court reversed a PUC declaratory order outside a full base rate proceeding permitting PP&L to defer excess SFAS 106 costs pending its next base rate order. PP&L and the PUC appealed the Commonwealth Court decision to the Pennsylvania Supreme Court which, on March 12, 1996, declined to review the matter. The Company will continue to monitor administrative and judicial proceedings involving deferred excess SFAS 106 costs and recognizes that, based on applicable law, it is possible that in future base rate proceedings Utilities could prospectively be denied recovery of some or all of its deferred excess SFAS 106 costs.

         Also as part of the Gas Utility Base Rate Settlement, Gas Utility was permitted to recover in its rates approximately $2,400 in ongoing annual costs incurred under the provisions of SFAS 106. Gas Utility is required to defer the difference between the amount of SFAS 106 costs included in rates and the actuarially determined annual SFAS 106 costs for recovery or refund to ratepayers in future rate proceedings. The ultimate recovery of SFAS 106 costs in excess of pay-as-you-go costs was subject to the outcome of a legal challenge brought by the OCA against an unaffiliated Pennsylvania utility, Pennsylvania-American Water Company (PAWC). In Irwin Popowsky v. Pa. P.U.C. (1994), the Commonwealth Court rejected the claim of the OCA that principles of ratemaking prohibit the PUC from permitting PAWC to recover excess SFAS 106 costs. The OCA filed a petition for allowance of appeal with the Pennsylvania Supreme Court with respect to this decision and the Pennsylvania Supreme Court, on March 12, 1996, denied this petition.

         Effective October 1, 1994, the Company adopted the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS
         112). SFAS 112 requires, among other things, the accrual of benefits provided to former or inactive employees (who are not retirees) and to their beneficiaries and covered dependents. Prior to the adoption of SFAS 112, the Company accounted for these postemployment benefits on a pay-as-you-go basis. The cumulative effect of SFAS 112 on the Company's results of operations for periods prior to October 1, 1994 of $1,798 pre-tax ($1,028 after-tax) has been

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         reflected in the 1995 Consolidated Statement of Income as "Change in accounting for postemployment benefits." The effect of the change in accounting for postemployment benefits on results of operations for 1995 was not material.

6.       INVENTORIES

         Inventories comprise the following at September 30:

-------------------------------------------------------------------------------------------------
                                                                        1996               1995
-------------------------------------------------------------------------------------------------

 Utility fuel and gases                                             $ 26,012           $ 19,012
 Appliances for sale                                                   1,374              1,473
 Materials, supplies and other                                         2,649              2,942
-------------------------------------------------------------------------------------------------
                                                                    $ 30,035            $23,427
-------------------------------------------------------------------------------------------------

7.       SERIES PREFERRED STOCK

         The Series Preferred Stock, including both series subject to and series not subject to mandatory redemption, has 2,000,000 shares authorized for issuance. The holders of shares of Series Preferred Stock have the right to elect a majority of the Board of Directors (without cumulative voting) if dividend payments on any series are in arrears in an amount equal to four quarterly dividends. This election right continues until the arrearage has been cured. Cash dividends have been paid at the specified annual rates on all outstanding Series Preferred Stock.

         Series Preferred Stock subject to mandatory redemption comprises the following at September 30:

-------------------------------------------------------------------------------------------------
                                                                         1996              1995
-------------------------------------------------------------------------------------------------

 $1.80 Series, stated at involuntary liquidation value of
   $23.50 per share, cumulative (issued and outstanding - 7,963
   and 8,583 shares, respectively)                                   $    187          $    202

 $8.00 Series, stated at involuntary liquidation value of
   $100 per share, cumulative (issued and outstanding - 150,000
   shares)                                                             15,000            15,000

 $7.75 Series, stated at involuntary liquidation value of
   $100 per share, cumulative (issued and outstanding - 200,000
   shares)                                                             20,000            20,000

-------------------------------------------------------------------------------------------------
 Total Series Preferred Stock subject to mandatory
   redemption                                                        $ 35,187          $ 35,202
-------------------------------------------------------------------------------------------------

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         UGI Utilities is required to purchase shares of its $1.80 Series Preferred Stock tendered at a purchase price of $23.50 per share. After January 1, 1998, UGI Utilities may call any untendered $1.80 Series shares at a redemption price of $23.50 per share.

         UGI Utilities is required to establish a sinking fund to redeem on April 1 in each year, commencing April 1, 1998, 30,000 shares of its $8.00 Series Preferred Stock at a price of $100 per share. The $8.00 Series is redeemable, in whole or in part, at the option of UGI Utilities at a price of $103.56 per share commencing April 2, 1997 decreasing by equal amounts on April 2 of each subsequent year through 2001.

         UGI Utilities is required to establish a sinking fund to redeem on October 1 in each year, commencing October 1, 2004, 10,000 shares of its $7.75 Series Preferred Stock at a price of $100 per share. The $7.75 Series Preferred Stock is redeemable, in whole or in part, at the option of UGI Utilities on or after October 1, 2004, at a price of $100 per share. All outstanding shares of $7.75 Series Preferred Stock are subject to mandatory redemption on October 1, 2009 at a price of $100 per share.

8.       COMMITMENTS AND CONTINGENCIES

         The Company leases various buildings and transportation, data processing and office equipment under operating leases. Certain of the leases contain renewal and purchase options and also contain escalation clauses. The aggregate rental expense for such leases for 1996, 1995 and 1994 was $4,891, $4,861 and $4,086, respectively.

         Minimum future payments under operating leases having initial or remaining noncancelable terms in excess of one year for the fiscal years ending September 30 are as follows: 1997 - $4,594; 1998 - $3,534; 1999 - $2,824; 2000 - $2,389; 2001 - $1,991; after 2001 -
         $3,598.

         Gas Utility has gas supply agreements with producers and marketers that expire at various dates through 1999 and has agreements for pipeline transportation and storage capacity that expire at various dates through 2015 and 2012, respectively. In addition, Gas Utility has short-term gas supply agreements which permit it to purchase certain of its gas supply needs at spot prices.

         Electric Utility has a purchased power agreement with PP&L pursuant to which PP&L supplies all the electric power required by Electric Utility, above that provided from other sources, through February 28, 2008. The cost of such electricity supplied by PP&L is based on PP&L's actual system costs. During 1996, 1995 and 1994, approximately 52%, 50% and 54%, respectively, of Electric Utility's total electric system output was supplied by PP&L. Electric Utility's service tariff also contains a cost recovery mechanism which provides for periodic increases or decreases in the rates, subject to PUC review, which Electric Utility charges to reflect changes in the cost of electricity sold.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         UGI Utilities, along with other companies, has been named as a potentially responsible party in several administrative proceedings for the cleanup of various waste sites, including some Superfund sites. Also, certain private parties have filed, or threatened to file, suit against the Company to recover costs of investigation and, as appropriate, remediation of several waste sites. In addition, UGI Utilities has identified environmental contamination at several of its properties and has voluntarily undertaken investigation and, as appropriate, remediation of these sites in cooperation with appropriate environmental agencies or private parties.

         At a manufactured gas plant site in Burlington, Vermont, the United States Environmental Protection Agency (EPA) has named 19 parties, including UGI Utilities, as potentially responsible parties for gas plant contamination that resulted from the operations of a former subsidiary of UGI Utilities. In May 1993, after receiving and reviewing extensive public comment, EPA withdrew a proposed plan of remediation that would have cost an estimated $50,000. EPA is now working with community groups and potentially responsible parties to develop a revised remediation plan. These groups continue to study the site and evaluate the effect of the contamination on the environment. UGI Utilities cannot estimate the cost associated with any revised plan, but it does not believe such cost will exceed the estimated cost of the originally proposed plan.

         With respect to a manufactured gas plant site in Concord, New Hampshire, EnergyNorth Natural Gas, Inc. (EnergyNorth) has filed suit against UGI Utilities alone seeking UGI Utilities' allocable share of response costs associated with remediating gas plant related contaminants at that site. EnergyNorth alleges that to date it has spent $3,500 to remediate part of the site and that it will be required to spend an unknown amount in the future to complete remediation.

         At Burlington, Concord and other sites, management believes that UGI Utilities should not have significant liability in those instances in which a former subsidiary operated a manufactured gas plant because UGI Utilities generally is not legally liable for the obligations of its subsidiaries. Under certain circumstances, however, courts have found parent companies liable for environmental damage caused by subsidiary companies when the parent company exercised such substantial control over the subsidiary that the court concluded that the parent company either (i) itself operated the facility causing the environmental damage or (ii) otherwise so controlled the subsidiary that the subsidiary's separate corporate form should be disregarded. There could be, therefore, significant future costs of an uncertain amount associated with environmental damage caused by manufactured gas plants that UGI Utilities owned or directly operated, or that were owned or operated by former subsidiaries of UGI Utilities, if a court were to conclude that the level of control exercised by UGI Utilities over the subsidiary satisfies the standard described above. In many circumstances where UGI Utilities may be liable, expenditures may not be reasonably quantifiable because of a number of factors, including various costs associated with potential remedial alternatives, the unknown number of other potentially responsible parties involved and their ability to contribute to the costs of investigation and remediation, and changing environmental laws and regulations.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         The Company's policy is to accrue environmental investigation and cleanup costs when it is probable that a liability exists and the amount or range of amounts is reasonably estimable. The Company intends to pursue recovery of any incurred costs through all appropriate means, including regulatory relief, although such recovery cannot be assured. Under the terms of the Gas Utility Base Rate Settlement, Gas Utility will be permitted to amortize as removal costs site-specific environmental investigation and remediation costs, net of related third-party payments, associated with Pennsylvania sites. Gas Utility will be permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred removal costs.

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

9.       FINANCIAL INSTRUMENTS

         The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and bank loans approximate fair value because of the immediate or short-term maturity of these financial instruments. Based upon current market prices and discounted present value methods calculated using borrowing rates available for debt with similar credit ratings, terms and maturities, the fair values of the Company's long-term debt at September 30, 1996 and 1995 are estimated to be approximately $176,000 and $215,000, respectively. The fair values of Series Preferred Stock are based upon the fair values of redeemable preferred stock with similar credit ratings and redemption features and are estimated to be approximately $37,000 and $36,000 at September 30, 1996 and 1995, respectively.

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. This risk is limited due to the Company's large customer base and its dispersion across many different markets. At September 30, 1996 and 1995, the Company had no significant concentrations of credit risk.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



10.      MISCELLANEOUS INCOME

         Miscellaneous income comprises the following:

----------------------------------------------------------------------------------------------
                                                 1996                 1995               1994
----------------------------------------------------------------------------------------------

Interest income                               $   403              $ 1,286            $ 1,033
Gas brokerage income                                -                1,409                784
Installations and repair income                   606                  540                534
Other                                             833                  545                259
----------------------------------------------------------------------------------------------
                                              $ 1,842              $ 3,780            $ 2,610
----------------------------------------------------------------------------------------------

         Effective August 1, 1995, the Company dividended the net assets of GASMARK, the Company's gas brokerage business, to UGI. Such net assets totaled $973.

11.      DISCONTINUED OPERATIONS

         On December 14, 1993, as part of an initial public offering (IPO) of UTI Energy Corp. (UTI) Common Stock, UTI redeemed its preferred stock held by the Company for $13,144 in cash and a $3,500 promissory note bearing interest at 5 3/4%. In addition, as part of the IPO, the Company sold all of its UTI Common Stock, including shares underlying warrants received in 1986, as well as 140,625 shares received from other UTI shareholders, for $4,920 and received preferred stock dividends through the date of redemption of $2,201. UTI is the entity which owns and operates a significant portion of the Company's former oil field service businesses which were sold to UTI on December 31, 1986. Although the December 31, 1986 transaction was treated as a sale for legal and income tax purposes, it was not treated as a sale for financial accounting purposes because the Company had not realized substantial cash consideration and because the ultimate realization of the sales price was dependent upon the future operating results of the companies sold. As a result of the December 14, 1993 transaction described above, the Company recorded the sale of UTI for financial accounting purposes. The gain from the sale of $6,918, which is net of income taxes of $231, has been classified as discontinued operations in the 1994 Consolidated Statement of Income.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



12.      SEGMENT INFORMATION

         Information on revenues, operating income, identifiable assets, depreciation and amortization and capital expenditures by business segment for 1996, 1995 and 1994 follows:

         -----------------------------------------------------------------------------------------------
                                                           1996                1995            1994
         -----------------------------------------------------------------------------------------------

         REVENUES
         Gas utility                                   $390,994            $291,258        $331,349
         Electric utility                                69,502              66,106          63,712
         -----------------------------------------------------------------------------------------------

              Total                                    $460,496            $357,364        $395,061
         -----------------------------------------------------------------------------------------------

         OPERATING INCOME (LOSS)
         Gas utility                                   $ 72,937            $ 51,947        $ 54,690 (a)
         Electric utility                                 8,622               9,109           8,538
         Other                                              102               2,126           1,343
         Corporate general                               (3,850)             (6,585)         (6,658)
         -----------------------------------------------------------------------------------------------

              Total                                    $ 77,811            $ 56,597        $ 57,913
         -----------------------------------------------------------------------------------------------

         IDENTIFIABLE ASSETS
           (at period end)
         Gas utility                                   $561,793            $554,277        $482,073
         Electric utility                                83,872              86,637          77,662
         Corporate general and other                      4,234              20,566          21,691
         -----------------------------------------------------------------------------------------------

              Total                                    $649,899            $661,480        $581,426
         -----------------------------------------------------------------------------------------------

         DEPRECIATION AND AMORTIZATION
         Gas utility                                   $ 17,576            $ 16,068        $ 15,075
         Electric utility                                 4,024               3,682           3,403
         Corporate general                                    2                   4               -
         -----------------------------------------------------------------------------------------------

              Total                                    $ 21,602            $ 19,754        $ 18,478
         -----------------------------------------------------------------------------------------------

         CAPITAL EXPENDITURES
         Gas utility                                   $ 34,624            $ 45,273        $ 33,139
         Electric utility                                 5,035               5,922           5,951
         Corporate general and other                          -                  26               -
         -----------------------------------------------------------------------------------------------

              Total                                    $ 39,659            $ 51,221        $ 39,090
         ===============================================================================================


(a)      Includes income from producer settlement refunds of $2,293.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.      QUARTERLY DATA (UNAUDITED)

         The following quarterly information includes all adjustments (consisting only of normal recurring adjustments with the exception of those indicated below) which the Company considers necessary for a fair presentation of such information. Quarterly results fluctuate because of the seasonal nature of UGI Utilities' businesses.

------------------------------------------------------------------------------------------------------------
                               December 31,          March 31,              June 30,       September 30,
                          1995(a)     1994(b)  1996(a)       1995     1996(a)   1995      1996   1995(c)
------------------------------------------------------------------------------------------------------------
      Revenues           $122,241    $99,525  $181,412   $137,722    $88,860 $66,327   $67,983    $53,790
      Operating income     27,712     18,547    40,495     31,570      9,389   6,428       215         52
      Income (loss) from
         continuing
         operations        14,660      8,639    22,425     16,197      3,702   1,542    (2,439)     1,640
      Net income (loss)    14,660      7,611    22,425     16,197      3,702   1,542    (2,439)     1,640
------------------------------------------------------------------------------------------------------------


         (a) Revenues (and related cost of sales) have been reclassified to reflect revenues from certain Gas Utility sales on a total, rather than net, basis.

         (b) Reflects cumulative effect of a change in accounting for postemployment benefits which decreased net income by $1,028.

         (c) Reflects effect of adjustments to deferred income taxes which increased income from continuing operations by $4,251.

14.      RELATED PARTY TRANSACTIONS

         UGI bills UGI Utilities for an allocated share of its general corporate expenses. These billed expenses are classified as operating and administrative expenses - related parties in the Consolidated Statements of Income for 1996, 1995 and 1994.

                     UGI UTILITIES, INC. AND SUBSIDIARIES

              SCHEDULE  II  -  VALUATION AND QUALIFYING ACCOUNTS
                            (Thousands of dollars)



                                                   Balance at     Charged to                     Balance at
                                                    beginning     costs and                        end of
                                                     of year       expenses          Other          year
                                                   ----------     ----------      -----------    ----------

YEAR ENDED SEPTEMBER 30, 1996
-----------------------------
Reserves deducted from assets in
   the consolidated balance sheet:

   Allowance for doubtful accounts                 $    2,660     $   4,933       $ (3,617)(1)   $   3,976
                                                    ==========     =========       ========       =========

Other reserves:

   Self-insured property and casualty liability    $    2,155     $     237       $   (332)(2)   $   2,060
                                                    ==========     =========       ========       =========
   Insured property and casualty liability         $      600     $     -         $    -         $     600
                                                    ==========     =========       ========       =========


YEAR ENDED SEPTEMBER 30, 1995
-----------------------------
Reserves deducted from assets in
   the consolidated balance sheet:

   Allowance for doubtful accounts                 $    2,796     $   3,376       $ (3,512)(1)   $   2,660
                                                    ==========     =========       ========       =========

Other reserves:

   Self-insured property and casualty liability    $    1,794     $     811       $   (450)(2)   $   2,155
                                                    ==========     =========       ========       =========
   Insured property and casualty liability         $      -       $     600       $    -         $     600
                                                    ==========     =========       ========       =========


YEAR ENDED SEPTEMBER 30, 1994
-----------------------------
Reserves deducted from assets in
   the consolidated balance sheet:

   Allowance for doubtful accounts                 $    1,873     $   4,101       $ (3,178)(1)   $   2,796
                                                    ==========     =========       ========       =========

Other reserves:

   Self-insured property and casualty liability    $      766     $   1,403       $   (375)(2)   $   1,794
                                                    ==========     =========       ========       =========



(1) Uncollectible accounts written off, net of recoveries.
(2) Represents property and casualty liability payments.

                                  EXHIBIT INDEX


EXHIBIT NO.           DESCRIPTION
-----------           -----------
12.1                 Computation of Ratio of Earnings to Fixed Charges

12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

23                   Consent of Coopers & Lybrand L.L.P.

27                   Financial Data Schedule

99                   Cautionary Statements Affecting Forward-looking Information