Form 10-Q
period 1996-12-31
UGI UTILITIES INC
filed 1997-02-13
CIK 100548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1996

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         At January 31, 1997, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding all of which were held, beneficially and of record, by UGI Corporation.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                     PAGES

PART I FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Condensed Consolidated Balance Sheets as of December 31, 1996
                     September 30, 1996 and December 31, 1995                                          1

                 Condensed Consolidated Statements of Income for the
                     three and twelve months ended December 31, 1996 and 1995                          2

                 Condensed Consolidated Statements of Cash Flows for the
                     three and twelve months ended December 31, 1996 and 1995                          3

                 Notes to Condensed Consolidated Financial Statements                                4 - 7

      Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                             8 - 13




PART II OTHER INFORMATION

      Item 6.    Exhibits and Reports on Form 8-K                                                      14

      Signatures                                                                                       15


                          PART I FINANCIAL INFORMATION
                      UGI UTILITIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                               December 31,  September 30,  December 31,
                                                                                   1996          1996         1995(a)
                                                                                 --------      --------      --------
ASSETS
     Current assets:
         Cash and cash equivalents                                               $  3,546      $  3,100      $  2,891
         Accounts receivable (less allowances for doubtful accounts of
            $3,585, $3,976 and $2,941, respectively)                               49,821        26,288        47,345
         Accrued utility revenues                                                  22,443         8,612        24,245
         Inventories                                                               28,426        30,035        18,836
         Deferred income taxes                                                      6,193         6,316         9,421
         Prepaid expenses and other current assets                                    173         1,920         2,059
                                                                                 --------      --------      --------
            Total current assets                                                  110,602        76,271       104,797

     Property, plant and equipment, at cost (less accumulated depreciation
         and amortization of $227,832, $222,559 and $214,561, respectively)       511,288       507,300       492,598

     Regulatory income tax asset                                                   43,257        42,908        38,134
     Other assets                                                                  21,565        23,420        21,839
                                                                                 --------      --------      --------

         Total assets                                                            $686,712      $649,899      $657,368
                                                                                 ========      ========      ========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
     Current liabilities:
         Current maturities of long-term debt                                    $ 17,143      $ 25,543      $ 15,723
         Bank loans                                                                69,300        50,500        44,500
         Accounts payable                                                          41,259        39,517        38,140
         Other current liabilities                                                 49,812        41,369        54,504
                                                                                 --------      --------      --------
            Total current liabilities                                             177,514       156,929       152,867

     Long-term debt                                                               151,116       151,111       168,237
     Deferred income taxes                                                         96,742        95,452        87,674
     Other noncurrent liabilities                                                  21,218        21,779        24,237

     Redeemable preferred stock                                                    35,187        35,187        35,202

     Common stockholder's equity:
         Common Stock, $2.25 par value (authorized - 40,000,000 shares;
            issued and outstanding - 26,781,785 shares)                            60,259        60,259        60,259
         Additional paid-in capital                                                68,052        68,052        68,052
         Retained earnings                                                         76,624        61,130        60,840
                                                                                 --------      --------      --------
            Total common stockholder's equity                                     204,935       189,441       189,151
                                                                                 --------      --------      --------

         Total liabilities and stockholders' equity                              $686,712      $649,899      $657,368
                                                                                 ========      ========      ========


(a)  Certain amounts have been reclassified.

The accompanying notes are an integral part of these financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                             (Thousands of dollars)


                                                        Three Months Ended              Twelve Months Ended
                                                           December 31,                     December 31,
                                                   -------------------------       ------------------------
                                                      1996          1995(a)          1996            1995(a)
                                                   ---------       ---------       ---------       ---------

Revenues                                           $ 134,154       $ 122,241       $ 472,409       $ 380,080
                                                   ---------       ---------       ---------       ---------
Costs and expenses:
       Gas, fuel and purchased power                  69,295          59,879         249,059         180,882
       Operating and administrative expenses          28,336          28,342         119,426         110,072
       Operating and administrative expenses
           - related parties                           1,246           1,500           3,596           6,447
       Depreciation and amortization                   5,564           5,308          21,858          20,114
       Miscellaneous income, net                        (630)           (500)         (1,972)         (3,197)
                                                   ---------       ---------       ---------       ---------
                                                     103,811          94,529         391,967         314,318
                                                   ---------       ---------       ---------       ---------

Operating income                                      30,343          27,712          80,442          65,762
Interest charges                                       4,242           4,244          16,092          16,874
                                                   ---------       ---------       ---------       ---------
Income before income taxes                            26,101          23,468          64,350          48,888
Income taxes                                           9,916           8,808          24,477          14,849
                                                   ---------       ---------       ---------       ---------
Net income                                            16,185          14,660          39,873          34,039
Dividends on preferred stock                             691             691           2,765           2,765
                                                   ---------       ---------       ---------       ---------
Net income after dividends on preferred stock      $  15,494       $  13,969       $  37,108       $  31,274
                                                   =========       =========       =========       =========



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

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)

                                                                          Three Months Ended          Twelve Months Ended
                                                                             December 31,                December 31,
                                                                      -----------------------       -----------------------
                                                                         1996           1995          1996          1995
                                                                      --------       --------       --------       --------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income                                                       $ 16,185       $ 14,660       $ 39,873       $ 34,039
     Adjustments to reconcile net income to net cash provided
         (used) by operating activities:
            Depreciation and amortization                                5,564          5,308         21,858         20,114
            Deferred income taxes, net                                     964          2,734          5,711          4,814
            Other, net                                                    (739)           992          2,498          2,847
                                                                      --------       --------       --------       --------
                                                                        21,974         23,694         69,940         61,814
            Net change in:
                Accounts receivable and accrued utility revenues       (38,171)       (42,051)        (5,564)       (24,175)
                Inventories                                              1,609          4,591         (9,590)         2,453
                Deferred fuel adjustments                                1,225             (4)        (9,502)        (3,839)
                Pipeline transition and producer settlement
                    recoveries (costs), net                               (380)        (1,328)         2,022         (7,786)
                Accounts payable                                         1,742          4,517          3,119         13,766
                Other current assets and liabilities                    11,878         12,430          4,632         (1,239)
                                                                      --------       --------       --------       --------
            Net cash provided (used) by operating activities              (123)         1,849         55,057         40,994
                                                                      --------       --------       --------       --------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Expenditures for property, plant and equipment                     (9,594)       (10,104)       (39,149)       (50,005)
     Net costs of property, plant and equipment disposals                  (46)           (89)        (1,146)          (875)
     Other, net                                                            500            500            740          1,225
                                                                      --------       --------       --------       --------
        Net cash used by investing activities                           (9,140)        (9,693)       (39,555)       (49,655)
                                                                      --------       --------       --------       --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Payment of dividends                                                 (691)       (12,251)       (24,089)       (22,800)
     Issuance of long-term debt                                              -         20,000              -         68,000
     Repayment of long-term debt                                        (8,400)       (47,685)       (15,543)       (64,921)
     Bank loans increase                                                18,800          2,500         24,800         12,000
     Redemption of Series Preferred Stock                                    -              -            (15)             -
                                                                      --------       --------       --------       --------
        Net cash provided (used) by financing activities                 9,709        (37,436)       (14,847)        (7,721)
                                                                      --------       --------       --------       --------

    Cash and cash equivalents increase (decrease)                     $    446       $(45,280)      $    655       $(16,382)
                                                                      ========       ========       ========       ========

CASH AND CASH EQUIVALENTS:
     End of period                                                    $  3,546       $  2,891       $  3,546       $  2,891
     Beginning of period                                                 3,100         48,171          2,891         19,273
                                                                      --------       --------       --------       --------
         Increase (decrease)                                          $    446       $(45,280)      $    655       $(16,382)
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

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. They include all adjustments which the Company considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. Due to the seasonal nature of the Company's businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                                   (unaudited)
                             (Thousands of dollars)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     SEGMENT INFORMATION
       Information on revenues, operating income (loss), depreciation and amortization, identifiable assets and certain operating statistics by business segment for the periods presented follows:

                                                             Three Months Ended             Twelve Months Ended
                                                               December 31,                     December 31,
                                                        -------------------------       -------------------------
                                                           1996            1995            1996            1995
                                                        ---------       ---------       ---------       ---------
REVENUES
       Gas utility                                      $ 115,772       $ 105,148       $ 401,618       $ 313,101
       Electric utility                                    18,382          17,093          70,791          66,979
                                                        ---------       ---------       ---------       ---------
         Total                                          $ 134,154       $ 122,241       $ 472,409       $ 380,080
                                                        =========       =========       =========       =========


OPERATING  INCOME (LOSS)
       Gas utility                                      $  28,582       $  27,002       $  74,517       $  61,629
       Electric utility                                     2,980           2,164           9,438           8,997
       Other                                                   27              46              83           1,583
       Corporate general                                   (1,246)         (1,500)         (3,596)         (6,447)
                                                        ---------       ---------       ---------       ---------
         Total                                          $  30,343       $  27,712       $  80,442       $  65,762
                                                        =========       =========       =========       =========


DEPRECIATION  AND  AMORTIZATION
       Gas utility                                      $   4,547       $   4,300       $  17,823       $  16,351
       Electric utility                                     1,017           1,007           4,034           3,758
       Corporate general and other                              -               1               1               5
                                                        ---------       ---------       ---------       ---------
          Total                                         $   5,564       $   5,308       $  21,858       $  20,114
                                                        =========       =========       =========       =========


IDENTIFIABLE  ASSETS
       (at period end)
       Gas utility                                      $ 596,070       $ 569,018       $ 596,070       $ 569,018
       Electric utility                                    86,391          83,870          86,391          83,870
       Corporate general and other                          4,251           4,480           4,251           4,480
                                                        ---------       ---------       ---------       ---------
          Total                                         $ 686,712       $ 657,368       $ 686,712       $ 657,368
                                                        =========       =========       =========       =========


OPERATING  STATISTICS
       Natural gas system throughput -
               billions of cubic feet                        24.6            25.1            84.9            85.1
       Electric sales - millions of kilowatt hours          223.7           224.7           883.6           871.5

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                                   (unaudited)
                             (Thousands of dollars)




3.       COMMITMENTS AND CONTINGENCIES

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                                   (unaudited)
                             (Thousands of dollars)

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

         The Company's policy is to accrue environmental investigation and cleanup costs when it is probable that a liability exists and the amount or range of amounts is reasonably estimable. The Company intends to pursue recovery of any incurred costs through all appropriate means, including regulatory relief, although such recovery cannot be assured. Under the terms of the August 31, 1995 Gas Utility base rate settlement, Gas Utility is permitted to amortize as removal costs site-specific environmental investigation and remediation costs, net of related third-party payments, associated with Pennsylvania sites. Gas Utility will be permitted to include in rates through future base rate proceedings, a five-year average of such prudently incurred removal costs.

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

THREE MONTHS ENDED DECEMBER 31, 1996 (1996 THREE-MONTH PERIOD) COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1995 (1995 THREE-MONTH PERIOD)

--------------------------------------------------------------------------------------------------
                                                                                   Increase
 Three Months Ended December 31,                1996          1995                 (Decrease)
--------------------------------------------------------------------------------------------------
 (Millions of dollars)

 GAS UTILITY:
      Natural gas system throughput - bcf        24.6           25.1            (.5)        (2.0)%
      Degree days - % colder (warmer)
          than normal                            (3.2)           5.4            -            -
      Revenues                               $  115.8       $  105.1         $ 10.7         10.2%
      Total margin (a)                       $   50.6       $   49.2         $  1.4          2.8%
      Operating income                       $   28.6       $   27.0         $  1.6          5.9%

 ELECTRIC UTILITY:
      Electric sales - gwh                      223.7          224.7           (1.0)         (.4)%
      Degree days - % colder than
          normal                                  2.8            9.2              -            -
      Revenues                               $   18.4       $   17.1         $  1.3          7.6%
      Total margin (a)                       $    8.8       $    8.1         $   .7          8.6%
      Operating income                       $    3.0       $    2.2         $   .8         36.4%

 CORPORATE GENERAL:
      Corporate general expenses             $   (1.2)      $   (1.5)        $  (.3)       (20.0)%
--------------------------------------------------------------------------------------------------

         bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in the Gas Utility service area during the three months ended December 31, 1996 was 3.2% warmer than normal compared with weather that was 5.4% colder than normal in the prior-year period. Total system throughput decreased 2.0% during the 1996 three-month period

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



principally reflecting the effect of the warmer weather on firm-residential, firm-commercial and firm-industrial (collectively, "core market") sales.

The increase in Gas Utility's total revenues reflects higher purchased gas cost
(PGC) rates in effect during the 1996 three-month period and greater revenues from sales to customers outside Gas Utility's distribution system (off-system sales). Cost of gas sold by the Gas Utility was $60.5 million during the 1996 three-month period, an increase of $8.9 million over the prior-year period, reflecting the higher average PGC rates and gas costs associated with off-system sales.

The increase in Gas Utility total margin principally reflects an increase in total margin from interruptible customers partially offset by lower total margin from core market customers. The increase in interruptible total margin includes higher total margin from interruptible delivery service customers. The decrease in total margin from core market customers reflects the effects of the warmer weather on volumes sold.

Gas Utility operating income during the 1996 three-month period increased $1.6 million principally reflecting the increase in total margin. Operating and administrative expenses during the 1996 three-month period were essentially unchanged from the prior-year period.

ELECTRIC UTILITY. Electric Utility sales decreased during the 1996 three-month period reflecting weather which was 5.9% warmer than last year. Electric Utility revenues increased $1.3 million, notwithstanding the lower sales, reflecting a higher energy cost (EC) rate and an increase in base rates effective July 19, 1996. Cost of sales increased to $8.7 million in the 1996 three-month period from $8.2 million in the prior-year period as a result of a higher EC rate partially offset by the lower sales.

Electric Utility total margin and operating income increased during the 1996 three-month period principally as a result of the higher base rates effective in July. Electric Utility operating and administrative expenses in the 1996 three-month period were virtually unchanged from the prior-year period.

CORPORATE GENERAL. Corporate general expenses, which represent an allocated share of UGI corporate headquarters' expenses, were $1.2 million in the 1996 three-month period compared with $1.5 million in the 1995 three-month period. The decrease reflects lower UGI corporate headquarters' expenses.

INTEREST EXPENSE AND INCOME TAXES. Interest expense during the 1996 three-month period was $4.2 million, virtually unchanged from interest expense in the prior-year period. The effective income tax rate for the 1996 three-month period was 38.0% compared with a rate of 37.5% in the three months ended December 31, 1995.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


TWELVE MONTHS ENDED DECEMBER 31, 1996 (1996 TWELVE-MONTH PERIOD) COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 1995 (1995 TWELVE-MONTH PERIOD)

--------------------------------------------------------------------------------------------------
                                                                                    Increase
 Twelve Months Ended December 31,               1996           1995                (Decrease)
--------------------------------------------------------------------------------------------------
 (Millions of dollars)

 GAS UTILITY:
      Natural gas system throughput - bcf        84.9            85.1           (.2)        (.2)%
      Degree days - % colder than normal           .9              .2           -           -
      Revenues                                $ 401.6        $  313.1        $ 88.5        28.3%
      Total margin (a)                        $ 171.0        $  151.3        $ 19.7        13.0%
      Operating income                        $  74.5        $   61.6        $ 12.9        20.9%

 ELECTRIC UTILITY:
      Electric sales - gwh                      883.6           871.5          12.1         1.4%
      Degree days - % warmer than normal         (1.3)           (6.1)          -           -
      Revenues                                $  70.8        $   67.0        $  3.8         5.7%
      Total margin (a)                        $  33.8        $   32.3        $  1.5         4.6%
      Operating income                        $   9.4        $    9.0        $   .4         4.4%

 CORPORATE GENERAL AND OTHER:
      Corporate general expenses              $  (3.6)       $   (6.4)       $ (2.8)      (43.8)%
      Other operating income                  $    .1        $    1.6        $ (1.5)      (93.8)%
--------------------------------------------------------------------------------------------------

         bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in Gas Utility's service territory in the 1996 twelve-month period was colder than normal and also colder than in the 1995 twelve-month period. Notwithstanding the colder weather, total system throughput declined principally reflecting lower interruptible volumes from more frequent weather-related interruptions of service and a decrease in firm delivery service volumes as a result of customer switching to interruptible service. These decreases were partially offset by a 3.0 bcf increase in sales to core market customers.

The increase in Gas Utility total revenues reflects higher sales to core market customers, greater off-system sales, higher base rate revenues resulting from the full-year effect of Gas Utility's $19.5 million annual base rate increase effective August 31, 1995, and higher PGC revenues. Cost of gas sold was $215.2 million during the 1996 twelve-month period, an increase of $66.0 million from the same period

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


in 1995, reflecting principally the greater sales to core market customers, higher off-system sales, and higher average PGC rates.

The increase in Gas Utility total margin in the twelve months ended December 31, 1996 reflects a $23.3 million increase in total margin from core market customers as a result of the colder weather and higher base rates. However, partially offsetting the increase in core market margin was a decrease in total margin from interruptible customers reflecting lower 1996 twelve-month period average unit margins, and a decrease in total margin from firm delivery service customers due in large part to the lower volumes.

Gas Utility operating income during the 1996 twelve-month period benefitted from the increase in total margin. However, the benefit was partially offset by higher operating and administrative expenses and higher charges for depreciation.

ELECTRIC UTILITY. Electric Utility sales increased during the 1996 twelve-month period principally from colder 1996 winter weather. The increase in Electric Utility revenues reflects the impact of the higher sales, a higher EC rate, and an increase in base rates effective July 19, 1996. Electric Utility cost of sales was $33.9 million, an increase of $2.2 million from the prior-year period. The increase in the cost of sales resulted from the higher sales and a higher average EC rate.

Electric Utility total margin increased as a result of the increased sales and higher base rates effective in July. Although Electric Utility operating income benefitted from the increase in total margin, this benefit was partially offset by higher general and administrative expenses and depreciation.

CORPORATE GENERAL. Corporate general expenses were $(3.6) million in the 1996 twelve-month period compared with $(6.4) million in the 1995 twelve-month period. The decrease represents lower levels of UGI corporate headquarters' expenses.

INTEREST EXPENSE AND INCOME TAXES. Interest expense was $16.1 million in the 1996 twelve-month period compared with $16.9 million in the 1995 twelve-month period. The decrease in interest expense in the 1996 twelve-month period is principally due to a lower average interest rate on long-term debt outstanding. The effective income tax rate for the 1996 twelve-month period was 38.0% compared with a rate of 30.4% in the prior year period. The lower income tax rate in the 1995 twelve-month period principally reflects the benefit of an adjustment to deferred state income taxes of $4.3 million recorded in September 1995.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                        FINANCIAL CONDITION AND LIQUIDITY

CAPITAL STRUCTURE

The Company's consolidated debt-to-total-capitalization ratio was 49.7% at December 31, 1996 compared with a ratio of 50.3% at September 30, 1996. The lower ratio reflects the retirement of $8.4 million of UGI Utilities' 7.85% Series First Mortgage Bonds in November 1996 and an increase in common stockholder's equity partially offset by an $18.8 million seasonal increase in bank loans.

CASH FLOWS

Cash and cash equivalents totaled $3.5 million at December 31, 1996 compared with $3.1 million at September 30, 1996. The Company's cash flows from operating activities are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the three months ended December 31, 1996 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash used by operating activities was $.1 million during the three months ended December 31, 1996 compared with cash inflows from operating activities of $1.8 million in the comparable prior-year period. Cash flow from operations before changes in operating working capital totaled $22.0 million during the three months ended December 31, 1996 compared with $23.7 million in the prior-year period reflecting a reduction in net deferred income taxes and the timing of certain Electric Utility operating expense payments. Changes in operating working capital during the three months ended December 31, 1996 required $22.1 million of operating cash flow principally from a $38.2 million seasonal increase in accounts receivable and accrued utility revenues partially offset by increases in accrued liabilities, principally accrued income taxes, and to a lesser extent changes in accounts payable and inventories. In the three months ended December 31, 1995, changes in operating working capital required $21.8 million of operating cash flow.

INVESTING ACTIVITIES. Cash expenditures for property, plant and equipment totaled $9.6 million in the three months ended December 31, 1996 compared with $10.1 million in the same period in 1995. The decrease reflects lower Gas Utility and Electric Utility capital expenditures.

FINANCING ACTIVITIES. Cash flows from financing activities for the three months ended December 31, 1996 and 1995 include dividends to preferred stockholders of $.7 million. Dividends during the three months ended December 31, 1995 also include $11.6 million of dividend payments to UGI.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Borrowings under UGI Utilities' revolving credit agreements totaled $18.8 million in the 1996 three-month period compared with $2.5 million in the prior-year period. Cash flows from financing activities in the prior-year period include the issuance of $20 million of notes under its Medium-Term Note program. During the three months ended December 31, 1996, UGI Utilities repaid $8.4 million of its 7.85% Series First Mortgage Bonds. During the prior-year period, UGI Utilities redeemed $45.9 million face value of its 9% First Mortgage Bonds principally from existing cash balances.


ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

On January 1, 1997, the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) became effective. The Customer Choice Act permits all Pennsylvania retail electric customers to choose their electric generation supplier. One-third of the peak load of each customer class of an electric utility will have the opportunity for direct access to generation suppliers by January 1, 1999, two-thirds of the peak load of each customer class by January 1, 2000, and all customers will have direct access by January 1, 2001, subject to certain exceptions.

The Customer Choice Act establishes rate caps that are designed to prevent a customer's total electric service costs from increasing above levels existing as of January 1, 1997 during the transition to full competition. The Pennsylvania Public Utility Commission (PUC) may grant exceptions to the rate caps in limited situations where a utility's costs have increased above current levels due to circumstances beyond its control. Under the Customer Choice Act, Electric Utility will continue to be the only regulated electric utility having the right, granted by the PUC or by law, to transmit and distribute electric energy in its service territory. The Customer Choice Act requires all electric utilities to file restructuring plans with the PUC which, among other things, include unbundled prices for electric generation, transmission and distribution and a proposed competitive transition charge (CTC) for the recovery of stranded costs resulting from competition. The PUC has directed Electric Utility to file its restructuring plan by August 1, 1997.

Based upon a current evaluation of the various factors and conditions affecting future cost recovery, the Company does not expect the Customer Choice Act to have a material adverse effect on its financial condition or results of operations. The Company will continue to monitor regulatory proceedings in this area.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                            PART II OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      List of Exhibits:


                  12.1   Computation of ratio of earnings to fixed charges

                  12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends

                  27     Financial Data Schedule


         (b) The Company filed a Current Report on Form 8-K dated November 19, 1996, reporting factors affecting forward-looking statements under Item 5.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               UGI Utilities, Inc.
                                               -------------------
                                                   (Registrant)








Date:  February 13, 1997                       By:  J. C. Barney
------------------------                       --------------------------------
                                               J. C. Barney, Vice President -
                                               Finance and Accounting
                                              (Principal Financial Officer)

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX




Exhibit No.                                 Description
-----------                                 -----------



12.1       Computation of ratio of earnings to fixed charges

12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends

27         Financial Data Schedule