Form 10-Q
period 1997-03-31
UGI UTILITIES INC
filed 1997-05-14
CIK 100548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      At April 30, 1997, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding all of which were held, beneficially and of record, by UGI Corporation.

                     UGI UTILITIES, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                           PAGES
                                                                           -----

PART I FINANCIAL INFORMATION

    Item 1. Financial Statements

            Condensed Consolidated Balance Sheets as of March 31, 1997,
              September 30, 1996 and March 31, 1996                            1

            Condensed Consolidated Statements of Income for the
              three, six and twelve months ended March 31, 1997 and 1996       2

            Condensed Consolidated Statements of Cash Flows for the
              six and twelve months ended March 31, 1997 and 1996              3

            Notes to Condensed Consolidated Financial Statements           4 - 7

    Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         8 - 16





PART II OTHER INFORMATION

    Item 4. Submission of Matters to a Vote of Security Holder                16

    Item 6. Exhibits and Reports on Form 8-K                                  16

    Signatures                                                                17

                          PART I FINANCIAL INFORMATION
                      UGI UTILITIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                             (Thousands of dollars)

                                                                            March 31,  September 30,  March 31,
                                                                              1997         1996         1996
                                                                           ---------   -------------  ---------
ASSETS
  Current assets:
     Cash and cash equivalents                                              $  5,614     $  3,100     $  3,731
     Accounts receivable (less allowances for doubtful accounts
        of $4,262, $3,976 and $4,291, respectively)                           65,014       26,288       70,169
     Accrued utility revenues                                                 18,244        8,612       17,914
     Inventories                                                               8,878       30,035        7,445
     Deferred income taxes                                                    11,676        6,316       12,631
     Prepaid expenses and other current assets                                 9,781        1,920        6,360
                                                                            --------     --------     --------
        Total current assets                                                 119,207       76,271      118,250

  Property, plant and equipment, at cost (less accumulated depreciation
     and amortization of $232,628, $222,559 and $214,185, respectively)      514,620      507,300      494,390

  Regulatory income tax asset                                                 43,257       42,908       39,325
  Other assets                                                                21,596       23,420       21,467
                                                                            --------     --------     --------
     Total assets                                                           $698,680     $649,899     $673,432
                                                                            ========     ========     ========


LIABILITIES  AND  STOCKHOLDERS'  EQUITY
  Current liabilities:
     Current maturities of long-term debt                                   $ 17,143     $ 25,543     $ 25,543
     Bank loans                                                               95,000       50,500       25,500
     Accounts payable                                                         27,169       39,517       34,811
     Other current liabilities                                                61,701       41,369       69,528
                                                                            --------     --------     --------
        Total current liabilities                                            201,013      156,929      155,382

  Long-term debt                                                             141,121      151,111      158,243
  Deferred income taxes                                                       97,638       95,452       89,386
  Other noncurrent liabilities                                                20,774       21,779       24,349

  Redeemable preferred stock                                                  35,187       35,187       35,187

  Common stockholder's equity:
     Common Stock, $2.25 par value (authorized - 40,000,000 shares;
        issued and outstanding - 26,781,785 shares)                           60,259       60,259       60,259
     Additional paid-in capital                                               68,052       68,052       68,052
     Retained earnings                                                        74,636       61,130       82,574
                                                                            --------     --------     --------
        Total common stockholder's equity                                    202,947      189,441      210,885
                                                                            --------     --------     --------
     Total liabilities and stockholders' equity                             $698,680     $649,899     $673,432
                                                                            ========     ========     ========


The accompanying notes are an integral part of these financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                             (Thousands of dollars)


                                                   Three Months Ended             Six Months Ended             Twelve Months Ended
                                                       March 31,                     March 31,                     March 31,
                                               ------------------------      ------------------------      ------------------------
                                                  1997         1996(a)         1997          1996(a)         1997           1996(a)
                                               ---------      ---------      ---------      ---------      ---------      ---------
Revenues                                       $ 173,304      $ 181,412      $ 307,458      $ 303,653      $ 464,301      $ 423,770
                                               ---------      ---------      ---------      ---------      ---------      ---------
Costs and expenses:
   Gas, fuel and purchased power                  94,328        100,569        163,623        160,448        242,818        210,827
   Operating and administrative expenses          31,629         33,831         59,965         62,173        117,224        114,118
   Operating and administrative expenses
      - related parties                            1,400          1,418          2,646          2,918          3,578          6,026
   Depreciation and amortization                   5,708          5,365         11,272         10,673         22,201         20,530
   Miscellaneous income, net                        (783)          (266)        (1,413)          (766)        (2,489)        (2,418)
                                               ---------      ---------      ---------      ---------      ---------      ---------
                                                 132,282        140,917        236,093        235,446        383,332        349,083
                                               ---------      ---------      ---------      ---------      ---------      ---------

Operating income                                  41,022         40,495         71,365         68,207         80,969         74,687
Interest charges                                   4,314          4,071          8,556          8,315         16,335         16,553
                                               ---------      ---------      ---------      ---------      ---------      ---------
Income before income taxes                        36,708         36,424         62,809         59,892         64,634         58,134
Income taxes                                      13,945         13,999         23,861         22,807         24,423         17,867
                                               ---------      ---------      ---------      ---------      ---------      ---------
Net income                                        22,763         22,425         38,948         37,085         40,211         40,267
Dividends on preferred stock                         691            691          1,382          1,382          2,765          2,769
                                               ---------      ---------      ---------      ---------      ---------      ---------
Net income after dividends
   on preferred stock                          $  22,072      $  21,734      $  37,566      $  35,703      $  37,446      $  37,498
                                               =========      =========      =========      =========      =========      =========


(a) Revenues (and related cost of sales) have been reclassified to reflect revenues from certain Gas Utility sales on a total, rather than net, basis.


The accompanying notes are an integral part of these financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (Thousands of dollars)


                                                                              Six Months Ended                Twelve Months Ended
                                                                                   March 31,                       March 31,
                                                                           ------------------------        ------------------------
                                                                             1997            1996            1997            1996
                                                                           --------        --------        --------        --------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net income                                                               $ 38,948        $ 37,085        $ 40,211        $ 40,267
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                          11,272          10,673          22,201          20,530
      Deferred income taxes, net                                             (4,255)            (54)          3,280           6,437
      Other, net                                                                647           3,058           1,818           3,152
                                                                           --------        --------        --------        --------
                                                                             46,612          50,762          67,510          70,386
      Net change in:
        Accounts receivable and accrued utility revenues                    (50,756)        (60,447)            247         (35,168)
        Inventories                                                          21,157          15,982          (1,433)          1,439
        Deferred fuel adjustments                                            13,910           6,211          (3,032)         (9,742)
        Pipeline transition and producer settlement
          recoveries (costs), net                                            (1,371)           (675)            378          (4,732)
        Accounts payable                                                    (12,348)          1,188          (7,642)         15,408
        Other current assets and liabilities                                  2,975          16,390          (8,231)          5,432
                                                                           --------        --------        --------        --------
      Net cash provided  by operating activities                             20,179          29,411          47,797          43,023
                                                                           --------        --------        --------        --------


CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Expenditures for property, plant and equipment                            (18,623)        (16,799)        (41,483)        (46,570)
  Net costs of property, plant and equipment disposals                         (200)           (635)           (754)         (1,373)
  Other, net                                                                    500             725             515           1,225
                                                                           --------        --------        --------        --------
    Net cash used by investing activities                                   (18,323)        (16,709)        (41,722)        (46,718)
                                                                           --------        --------        --------        --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Payment of dividends                                                      (25,442)        (12,942)        (48,149)        (14,324)
  Issuance of long-term debt                                                     --          20,000              --          68,000
  Repayment of long-term debt                                               (18,400)        (47,685)        (25,543)        (54,921)
  Bank loans increase (decrease)                                             44,500         (16,500)         69,500         (12,000)
  Redemption of Series Preferred Stock                                           --             (15)             --             (15)
                                                                           --------        --------        --------        --------
    Net cash provided (used) by financing activities                            658         (57,142)         (4,192)        (13,260)
                                                                           --------        --------        --------        --------

  Cash and cash equivalents increase (decrease)                            $  2,514        $(44,440)       $  1,883        $(16,955)
                                                                           ========        ========        ========        ========

CASH  AND  CASH  EQUIVALENTS:
  End of period                                                            $  5,614        $  3,731        $  5,614        $  3,731
  Beginning of period                                                         3,100          48,171           3,731          20,686
                                                                           --------        --------        --------        --------
    Increase (decrease)                                                    $  2,514        $(44,440)       $  1,883        $(16,955)
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

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                                   (unaudited)
                             (Thousands of dollars)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    SEGMENT INFORMATION
      Information on revenues, operating income (loss), depreciation and amortization, identifiable assets and certain operating statistics by business segment for the periods presented follows:


                                            Three Months Ended               Six Months Ended             Twelve Months Ended
                                                 March 31,                      March 31,                      March 31,
                                        ----------------------------   -----------------------------  -----------------------------
                                            1997           1996            1997           1996            1997           1996
                                        -------------  -------------   -------------  --------------  -------------  --------------
REVENUES
      Gas utility                           $153,323       $162,174        $269,095        $267,322       $392,767        $355,704
      Electric utility                        19,981         19,238          38,363          36,331         71,534          68,066
                                        -------------  -------------   -------------  --------------  -------------  --------------
          Total                             $173,304       $181,412        $307,458        $303,653       $464,301        $423,770
                                        =============  =============   =============  ==============  =============  ==============


OPERATING INCOME (LOSS)
      Gas utility                           $ 38,933       $ 39,159        $ 67,515        $ 66,161       $ 74,291        $ 71,184
      Electric utility                         3,345          2,747           6,325           4,911         10,036           8,601
      Other                                      144              7             171              53            220             928
      Corporate general                       (1,400)        (1,418)         (2,646)         (2,918)        (3,578)         (6,026)
                                        -------------  -------------   -------------  --------------  -------------  --------------
          Total                             $ 41,022       $ 40,495        $ 71,365        $ 68,207       $ 80,969        $ 74,687
                                        =============  =============   =============  ==============  =============  ==============



DEPRECIATION AND AMORTIZATION
      Gas utility                           $  4,683       $  4,356        $  9,230        $  8,656       $ 18,150        $ 16,690
      Electric utility                         1,025          1,008           2,042           2,015          4,051           3,835
      Corporate general and other                  -              1               -               2              -               5
                                        -------------  -------------   -------------  --------------  -------------  --------------
          Total                             $  5,708       $  5,365        $ 11,272        $ 10,673       $ 22,201        $ 20,530
                                        =============  =============   =============  ==============  =============  ==============



IDENTIFIABLE ASSETS
      (at period end)
      Gas utility                           $606,689       $583,889        $606,689        $583,889       $606,689        $583,889
      Electric utility                        88,242         85,416          88,242          85,416         88,242          85,416
      Corporate general and other              3,749          4,127           3,749           4,127          3,749           4,127
                                        -------------  -------------   -------------  --------------  -------------  --------------
          Total                             $698,680       $673,432        $698,680        $673,432       $698,680        $673,432
                                        =============  =============   =============  ==============  =============  ==============




OPERATING STATISTICS
      Natural gas system throughput -
          billions of cubic feet                27.9           30.3            52.5            55.4           82.5            85.4
      Electric sales -
          millions of kilowatt hours           248.6          260.9           472.3           485.6          871.4           884.9


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

THREE MONTHS ENDED MARCH 31, 1997 (1997 THREE-MONTH PERIOD) COMPARED WITH THREE MONTHS ENDED MARCH 31, 1996 (1996 THREE-MONTH PERIOD)

----------------------------------------------------------------------------------------------------
                                                                                        Increase
 Three Months Ended March 31,                               1997        1996           (Decrease)
----------------------------------------------------------------------------------------------------
 (Millions of dollars)
GAS UTILITY:
     Natural gas system throughput - bcf                     27.9        30.3        (2.4)      (7.9)%
     Degree days - % colder (warmer)
         than normal                                        (10.0)        4.7         --         --
     Revenues                                              $153.3      $162.2      $ (8.9)      (5.5)%
     Total margin (a)                                      $ 62.2      $ 64.5      $ (2.3)      (3.6)%
     Operating income                                      $ 38.9      $ 39.2      $  (.3)       (.8)%

ELECTRIC UTILITY:
     Electric sales - gwh                                   248.6       260.9       (12.3)      (4.7)%
     Degree days - % colder (warmer)
         than normal                                         (4.2)        6.8         --         --
     Revenues                                              $ 20.0      $ 19.2      $   .8        4.2%
     Total margin (a)                                      $  9.4      $  8.8      $   .6        6.8%
     Operating income                                      $  3.3      $  2.7      $   .6       22.2%

CORPORATE GENERAL AND OTHER:
     Corporate general expenses                            $ (1.4)     $ (1.4)     $  --         --
     Other operating income                                $   .1      $ --        $   .1       N.M.
----------------------------------------------------------------------------------------------------

         bcf - billions of cubic feet. gwh - millions of kilowatt hours. N.M. - Not meaningful.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in the Gas Utility service area during the three months ended March 31, 1997 was 10.0% warmer than normal compared with weather that was 4.7% colder than normal

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



in the prior-year period. As a result, total system throughput decreased 7.9% during the 1997 three-month period principally reflecting the warmer weather's effect on firm-residential, firm-commercial and firm-industrial (collectively, "core market") sales.

The decrease in Gas Utility's total revenues during the 1997 three-month period principally reflects a $14.8 million decrease from lower throughput to core market customers and a $4.7 million decrease in revenues from sales to customers outside Gas Utility's distribution system (off-system sales). These decreases were partially offset by an $11.1 million increase from the effects of higher purchased gas cost (PGC) rates. Cost of gas sold by the Gas Utility was $84.6 million during the 1997 three-month period, a decrease of $6.4 million over the prior-year period, reflecting lower costs associated with the lower volumes sold to core market customers and the decrease in off-system sales partially offset by the effects of higher PGC rates.

The decrease in Gas Utility total margin is principally a result of a $4.8 million decrease in total margin from core market customers reflecting the effects of warmer weather on volumes sold. The decrease in total margin from core market customers was partially offset by higher total margin from interruptible customers.

Gas Utility operating income during the 1997 three-month period decreased $.3 million principally reflecting the decrease in total margin. Operating and administrative expenses during the 1997 three-month period decreased $2.1 million principally due to a $.9 million decrease in distribution system expenses due in part to the milder 1997 three-month period weather and lower general and administrative expenses.

ELECTRIC UTILITY. Electric Utility sales decreased during the 1997 three-month period reflecting weather which was 10.3% warmer than last year. Electric Utility revenues increased $.8 million, notwithstanding the lower sales, reflecting a $.5 million increase in energy cost (EC) rate revenues and the effects of an increase in base rates effective July 19, 1996. Cost of sales increased $.2 million in the 1997 three-month period reflecting the higher EC rate partially offset by the lower sales.

Electric Utility total margin and operating income increased during the 1997 three-month period principally as a result of the higher base rates effective July 19, 1996. Electric Utility operating and administrative expenses in the 1997 three-month period were virtually unchanged from the prior-year period. Pursuant to the provisions of the Electricity Generation Customer Choice and Competition Act (Customer Choice Act), Electric Utility's rates have been capped at levels existing as of January 1, 1997 (see "Electricity Generation Customer Choice and Competition Act").

CORPORATE GENERAL. Corporate general expenses, which represent an allocated share of UGI corporate headquarters' expenses, were $1.4 million in the 1997 three-month period, essentially unchanged from the 1996 three-month period.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



INTEREST EXPENSE AND INCOME TAXES. Interest expense during the 1997 three-month period was $4.3 million compared with interest expense of $4.1 million in the prior-year period. The increase in interest expense reflects higher average bank loans outstanding partially offset by lower average long-term debt outstanding. The effective income tax rate for the 1997 three-month period was 38.0% compared with a rate of 38.4% in the three months ended March 31, 1996.

SIX MONTHS ENDED MARCH 31, 1997 (1997 SIX-MONTH PERIOD) COMPARED WITH SIX MONTHS ENDED MARCH 31, 1996 (1996 SIX-MONTH PERIOD)

-------------------------------------------------------------------------------------------------------
                                                                                        Increase
 Six Months Ended March 31,                                  1997        1996          (Decrease)
-------------------------------------------------------------------------------------------------------
 (Millions of dollars)
GAS UTILITY:
     Natural gas system throughput - bcf                      52.5        55.4        (2.9)      (5.2)%
     Degree days - % colder (warmer) than
         normal                                               (7.2)        5.0        --         --
     Revenues                                               $269.1      $267.3      $  1.8         .7%
     Total margin (a)                                       $112.8      $113.7      $  (.9)       (.8)%
     Operating income                                       $ 67.5      $ 66.2      $  1.3        2.0%

ELECTRIC UTILITY:
     Electric sales - gwh                                    472.3       485.6       (13.3)      (2.7)%
     Degree days - % colder (warmer)
         than normal                                          (1.3)        7.8        --         --
     Revenues                                               $ 38.4      $ 36.3      $  2.1        5.8%
     Total margin (a)                                       $ 18.2      $ 16.9      $  1.3        7.7%
     Operating income                                       $  6.3      $  4.9      $  1.4       28.6%

CORPORATE GENERAL AND OTHER:
     Corporate general expenses                             $ (2.6)     $ (2.9)     $  (.3)     (10.3)%
     Other operating income                                 $   .2      $   .1      $   .1      100.0%
-------------------------------------------------------------------------------------------------------

         bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in Gas Utility's service territory in the 1997 six-month period was 7.2% warmer than normal and 11.6% warmer than the 1996 six-month period. Total system throughput decreased 5.2% during the 1997 six-month period principally reflecting the effect of the warmer weather on core market sales.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



The increase in Gas Utility's total revenues reflects a $20.0 million increase from higher average PGC rates in effect during the 1997 six-month period partially offset by a $16.9 million decrease from lower sales to core market customers and slightly lower off-system sales. Notwithstanding the lower core market and off-system sales, cost of gas sold by Gas Utility increased $2.5 million to $145.1 million during the 1997 six-month period reflecting the higher average PGC rates.

The decrease in Gas Utility total margin principally reflects a $5.4 million decrease from core market customers resulting from the warmer weather partially offset by an increase in total margin from interruptible customers.

Although total margin was lower in the 1997 six-month period, Gas Utility operating income increased $1.3 million principally as a result of lower operating expenses. Operating and administrative expenses during the 1997 six-month period decreased $2.3 million principally as a result of a $1.1 million decrease in distribution system expenses and lower general and administrative expenses.

ELECTRIC UTILITY. Electric Utility sales decreased during the 1997 six-month period reflecting weather which was 8.5% warmer than in the 1996 six-month period. Electric Utility revenues increased $2.1 million, notwithstanding the lower sales, reflecting a $1.1 million increase in EC rate revenues and a $.9 million increase in base rate revenues resulting from the July 19, 1996 base rate increase. Cost of sales increased to $18.5 million in the 1997 six-month period from $17.8 million in the prior-year period as a result of a higher EC rate partially offset by the lower sales.

Electric Utility total margin and operating income increased during the six months ended March 31, 1997 principally as a result of the higher base rates. Electric Utility operating and administrative expenses in the 1997 six-month period were essentially unchanged from the prior-year period.

CORPORATE GENERAL. Corporate general expenses were $2.6 million in the 1997 six-month period compared with $2.9 million in the 1996 six-month period. The decrease represents lower levels of UGI corporate headquarters' expenses.

INTEREST EXPENSE AND INCOME TAXES. Interest expense was $8.6 million during the 1997 six-month period compared with $8.3 million in the 1996 six-month period. The increase in interest expense reflects higher average bank loans outstanding partially offset by lower average long-term debt outstanding. The effective income tax rate for the 1997 six-month period was 38.0% compared with a rate of 38.1% for the six months ended March 31, 1996.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


TWELVE MONTHS ENDED MARCH 31, 1997 (1997 TWELVE-MONTH PERIOD) COMPARED WITH TWELVE MONTHS ENDED MARCH 31, 1996 (1996 TWELVE-MONTH PERIOD)

------------------------------------------------------------------------------------------------------
                                                                                         Increase
 Twelve Months Ended March 31,                               1997        1996           (Decrease)
------------------------------------------------------------------------------------------------------
 (Millions of dollars)
GAS UTILITY:
     Natural gas system throughput - bcf                      82.5        85.4        (2.9)      (3.4)%
     Degree days - % colder (warmer)
         than normal                                          (6.0)        5.2        --          --
     Revenues                                               $392.8      $355.7      $ 37.1       10.4%
     Total margin (a)                                       $168.8      $163.1      $  5.7        3.5%
     Operating income                                       $ 74.3      $ 71.2      $  3.1        4.4%

ELECTRIC UTILITY:
     Electric sales - gwh                                    871.4       884.9       (13.5)      (1.5)%
     Degree days - % colder than normal                         .4         5.0        --          --
     Revenues                                               $ 71.5      $ 68.1      $  3.4        5.0%
     Total margin (a)                                       $ 34.3      $ 32.6      $  1.7        5.2%
     Operating income                                       $ 10.0      $  8.6      $  1.4       16.3%

CORPORATE GENERAL AND OTHER:
     Corporate general expenses                             $ (3.6)     $ (6.0)     $ (2.4)     (40.0)%
     Other operating income                                 $   .2      $   .9      $  (.7)     (77.8)%
-------------------------------------------------------------------------------------------------------

         bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in Gas Utility's service territory in the 1997 twelve-month period was 11.1% warmer than in the 1996 twelve-month period. Total system throughput declined principally as a result of the warmer weather.

The increase in Gas Utility total revenues reflects a $25.6 million increase from higher average PGC rates, a $13.8 million increase in off-system sales and the full-year effect of Gas Utility's $19.5 million annual base rate increase effective August 31, 1995. These increases were partially offset by the effects of the lower system throughput. Cost of gas sold was $208.7 million during the 1997 twelve-month period, an increase of $30.4 million from the same period in 1996, reflecting the effects of higher average PGC rates and greater off-system sales partially offset by the lower system throughput.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



The increase in Gas Utility total margin in the twelve months ended March 31, 1997 reflects a $2.9 million increase in total margin from core market customers principally from the full-year effect of the increase in base rates, and higher total margin from interruptible customers.

Gas Utility operating income during the 1997 twelve-month period benefited from the increase in total margin. However, the benefit was partially offset by slightly higher operating expenses and higher charges for depreciation.

ELECTRIC UTILITY. Electric Utility sales were lower during the twelve months ended March 31, 1997 than in the prior-year period principally as a result of warmer 1997 winter weather. The increase in Electric Utility revenues reflects a $2.1 million increase in EC rate revenues and the impact of higher base rates subsequent to July 19, 1996. Electric Utility cost of sales was $34.1 million, an increase of $1.6 million from the prior-year period. The increase in cost of sales principally reflects a higher average EC rate.

Electric Utility total margin during the twelve months ended March 31, 1997 increased principally as a result of the higher base rates effective in July 1996. Electric Utility operating income benefited from the increase in total margin, however the benefit was partially offset principally by higher charges for depreciation.

CORPORATE GENERAL. Corporate general expenses were $3.6 million in the 1997 twelve-month period compared with $6.0 million in the 1996 twelve-month period. The decrease represents lower levels of UGI corporate headquarters' expenses resulting in part from adjustments to incentive compensation accruals in September 1996.

INTEREST EXPENSE AND INCOME TAXES. Interest expense was $16.3 million in the 1997 twelve-month period compared with $16.6 million in the 1996 twelve-month period. The decrease in interest expense during the 1997 twelve-month period is principally due to lower average interest rates on long-term debt and slightly lower levels of long-term debt outstanding. The effective income tax rate for the 1997 twelve-month period was 37.8% compared with a rate of 30.7% in the prior-year period. The lower income tax rate in the 1996 twelve-month period reflects the benefit of an adjustment to deferred state income taxes of $4.3 million recorded in September 1995.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                        FINANCIAL CONDITION AND LIQUIDITY

CAPITAL STRUCTURE

The Company's consolidated debt-to-total-capitalization ratio was 51.5% at March 31, 1997 compared with a ratio of 50.3% at September 30, 1996. The higher ratio reflects a $44.5 million increase in bank loans partially offset by the retirement of $8.4 million of UGI Utilities' 7.85% Series First Mortgage Bonds in November 1996, other long-term debt repayments of $10.0 million, and an increase in common stockholder's equity.

CASH FLOWS

Cash and cash equivalents totaled $5.6 million at March 31, 1997 compared with $3.1 million at September 30, 1996. The Company's cash flows from operating activities are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the six months ended March 31, 1997 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities was $20.2 million during the six months ended March 31, 1997 compared with $29.4 million in the comparable prior-year period. Cash flow from operations before changes in operating working capital totaled $46.6 million during the six months ended March 31, 1997 compared with $50.8 million in the prior-year period reflecting higher noncash deferred tax benefits. Changes in operating working capital during the six months ended March 31, 1997 required $26.4 million of operating cash flow principally from a $50.8 million seasonal increase in accounts receivable and accrued utility revenues and a $12.3 million decrease in accounts payable partially offset by a $21.2 million decrease in inventories and $13.9 million in purchased gas and power cost overcollections. In the six months ended March 31, 1996, changes in operating working capital required $21.4 million of operating cash flow.

INVESTING ACTIVITIES. Cash expenditures for property, plant and equipment totaled $18.6 million in the six months ended March 31, 1997 compared with $16.8 million in the same period in 1996. The increase reflects greater Gas Utility capital expenditures.

FINANCING ACTIVITIES. Cash flows from financing activities for the six months ended March 31, 1997 and 1996 include dividends to preferred stockholders of $1.4 million. Dividends during the six months ended March 31, 1997 and 1996 also include $24.1 million and $11.6 million, respectively, of dividend payments to UGI.

Borrowings under UGI Utilities' revolving credit agreements totaled $44.5 million in the 1997 six-month period compared with $16.5 million in repayments in the prior-year period. Cash flows from financing activities in the prior-year period include the issuance of $20 million of notes under its

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Medium-Term Note program. During the six months ended March 31, 1997, UGI Utilities repaid $8.4 million of its 7.85% Series First Mortgage Bonds and $10.0 million of its 8.70% Notes. During the prior-year period, UGI Utilities redeemed $45.9 million face value of its 9% First Mortgage Bonds principally from existing cash balances. UGI Utilities currently expects to reduce its bank loans outstanding through the issuance of debt under its Medium-Term Note program.

ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

On January 1, 1997, the Customer Choice Act became effective. The Customer Choice Act permits all Pennsylvania retail electric customers to choose their electric generation supplier. One-third of the peak load of each customer class of an electric utility will have the opportunity for direct access to generation suppliers by January 1, 1999, two-thirds of the peak load of each customer class by January 1, 2000, and all customers will have direct access by January 1, 2001, subject to certain exceptions.

The Customer Choice Act establishes rate caps that are designed to prevent a customer's total electric service costs from increasing above levels existing as of January 1, 1997 during the transition to full competition. The Pennsylvania Public Utility Commission (PUC) may grant exceptions to the rate caps in limited situations where a utility's costs have increased above current levels due to circumstances beyond its control. Under the Customer Choice Act, Electric Utility will continue to be the only regulated electric utility having the right, granted by the PUC or by law, to transmit and distribute electric energy in its service territory. The Customer Choice Act requires all electric utilities to file restructuring plans with the PUC which, among other things, include unbundled prices for electric generation, transmission and distribution and a proposed competitive transition charge (CTC) for the recovery of stranded costs. Stranded costs are defined as electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. The PUC has directed Electric Utility to file its restructuring plan by August 1, 1997. The Customer Choice Act also requires all electric utilities to submit proposed Retail Access Pilot Programs (Pilot Programs) with the PUC. The PUC may order electric utilities to begin such programs as early as April 1, 1997. Such pilot programs shall be available to approximately 5 percent of the utility's peak load for each customer class. Electric Utility filed its proposed Pilot Program with the PUC on April 1, 1997 to be effective for a one-year period beginning January 1, 1998.

As permitted by the Customer Choice Act, on February 28, 1997, Electric Utility filed with the PUC Supplement No. 50 to its Electric Service Tariff to roll the current ECR rate of 1.058 cents per kilowatt-hour into its base rates. On April 24, 1997, the PUC conditionally approved Electric Utility's Supplement No. 50 but reserved final consideration of its reasonableness and appropriateness for Electric Utility's Customer Choice Act restructuring proceeding.

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

On March 27, 1997, proposed customer choice legislation was introduced in the Pennsylvania General Assembly that would, among other things, extend the availability of gas transportation service to residential and small commercial customers of local gas distribution companies. It would permit all customers of natural gas distribution utilities to transport their natural gas supplies through the distribution systems of Pennsylvania gas utilities by April 1, 1999 and would also require Pennsylvania gas utilities to exit the merchant function of selling natural gas. Public hearings on the proposed legislation are scheduled to commence in May 1997. The Company will continue to monitor developments with regard to the proposed legislation.

                            PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

         On January 29, 1997, UGI Corporation, the owner of the issued and outstanding shares of common stock of UGI Utilities, Inc., executed a written consent of shareholder in lieu of a meeting reelecting the ten nominees from the existing Board of Directors to another term. Each of the following nominees received 26,781,785 votes for his or her election: Stephen D. Ban, Richard L. Bunn, Robert C. Forney, Richard C. Gozon, Lon R. Greenberg, Cyrus H. Holley, Anne Pol, Quentin I. Smith, Jr., James W. Stratton, and David I. J. Wang.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits:

                  10.1 UGI Corporation 1997 Stock Option and Dividend Equivalent Plan is incorporated by reference to
                              Exhibit 10.2 to the UGI Corporation Quarterly Report on Form 10-Q for the period ended March 31, 1997

                  10.2 UGI Corporation Directors' Equity Compensation Plan is incorporated by reference to Exhibit 10.1 to the UGI Corporation Quarterly Report on Form 10-Q for the period ended March 31, 1997

                  12.1        Computation of ratio of earnings to fixed charges

                  12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends

                  27          Financial Data Schedule

         (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 1997.

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




                                                  UGI Utilities, Inc.
                                                  -------------------
                                                      (Registrant)








Date:  May 14, 1997                               By:  J.C. Barney
                                                  ------------------------------
                                                  J. C. Barney, Vice President -
                                                  Finance and Accounting
                                                  (Principal Financial Officer)

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX




10.1 UGI Corporation 1997 Stock Option and Dividend Equivalent Plan is incorporated by reference to Exhibit 10.2 to the UGI Corporation Quarterly Report on Form 10-Q for the period ended March 31, 1997

10.2 UGI Corporation Directors' Equity Compensation Plan is incorporated by reference to Exhibit 10.1 to the UGI Corporation Quarterly Report on Form 10-Q for the period ended March 31, 1997

12.1     Computation of ratio of earnings to fixed charges


12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends


27       Financial Data Schedule