Form 10-Q
period 1997-06-30
UGI UTILITIES INC
filed 1997-08-13
CIK 100548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                          Commission file number 1-1398

                               UGI UTILITIES, INC.
             (Exact name of registrant as specified in its charter)

              Pennsylvania                                    23-1174060
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
                                 (610) 796-3400
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         At July 31, 1997, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding all of which were held, beneficially and of record, by UGI Corporation.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                PAGES
                                                                                -----
PART I FINANCIAL INFORMATION

    Item 1. Financial Statements

            Condensed Consolidated Balance Sheets as of June 30, 1997,
                September 30, 1996 and June 30, 1996                              1

            Condensed Consolidated Statements of Income for the
                three, nine and twelve months ended June 30, 1997 and 1996        2

            Condensed Consolidated Statements of Cash Flows for the
                nine and twelve months ended June 30, 1997 and 1996               3

            Notes to Condensed Consolidated Financial Statements                4 - 8

    Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                            9 - 17


PART II OTHER INFORMATION

    Item 1. Legal Proceedings                                                    17

    Item 6. Exhibits and Reports on Form 8-K                                     18

    Signatures                                                                   19

                          PART I FINANCIAL INFORMATION
                      UGI UTILITIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                                   June 30,     September 30,      June 30,
                                                                                     1997           1996             1996
                                                                                   --------     -------------      --------
ASSETS
     Current assets:
         Cash and cash equivalents                                                 $  5,299        $  3,100        $  1,870
         Accounts receivable (less allowances for doubtful accounts
              of $4,152, $3,976 and $5,131, respectively)                            40,463          26,288          48,060
         Accrued utility revenues                                                     6,690           8,612           7,349
         Inventories                                                                 18,337          30,035          17,945
         Deferred income taxes                                                       11,053           6,316          11,454
         Prepaid expenses and other current assets                                    5,778           1,920           4,069
                                                                                   --------        --------        --------
              Total current assets                                                   87,620          76,271          90,747

     Property, plant and equipment, at cost (less accumulated depreciation
         and amortization of $237,402, $222,559 and $218,890, respectively)         518,986         507,300         497,269

     Regulatory income tax asset                                                     43,953          42,908          38,918
     Other assets                                                                    20,587          23,420          21,252
                                                                                   --------        --------        --------
         Total assets                                                              $671,146        $649,899        $648,186
                                                                                   ========        ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Current maturities of long-term debt                                      $ 17,143        $ 25,543        $ 25,543
         Bank loans                                                                  43,200          50,500          10,000
         Accounts payable                                                            31,032          39,517          32,254
         Other current liabilities                                                   60,038          41,369          58,781
                                                                                   --------        --------        --------
              Total current liabilities                                             151,413         156,929         126,578

     Long-term debt                                                                 161,126         151,111         158,248
     Deferred income taxes                                                           98,643          95,452          90,205
     Other noncurrent liabilities                                                    20,583          21,779          24,073
     Commitments and contingencies

     Redeemable preferred stock                                                      35,187          35,187          35,187

     Common stockholder's equity:
         Common Stock, $2.25 par value (authorized - 40,000,000 shares;
              issued and outstanding - 26,781,785 shares)                            60,259          60,259          60,259
         Additional paid-in capital                                                  68,052          68,052          68,052
         Retained earnings                                                           75,883          61,130          85,584
                                                                                   --------        --------        --------
              Total common stockholder's equity                                     204,194         189,441         213,895
                                                                                   --------        --------        --------
         Total liabilities and stockholders' equity                                $671,146        $649,899        $648,186
                                                                                   ========        ========        ========


The accompanying notes are an integral part of these financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                             (Thousands of dollars)


                                                   Three Months Ended            Nine Months Ended            Twelve Months Ended
                                                        June 30,                     June 30,                      June 30,
                                                -----------------------      ------------------------      ------------------------
                                                  1997         1996(a)          1997         1996(a)          1997         1996(a)
                                                --------      ---------      ---------      ---------      ---------      ---------
Revenues                                        $ 88,208      $  88,860      $ 395,666      $ 392,513      $ 463,649      $ 446,303
                                                --------      ---------      ---------      ---------      ---------      ---------

Costs and expenses:
      Gas, fuel and purchased power               44,174         45,569        207,797        206,017        241,423        227,190
      Operating and administrative expenses       28,995         27,575         88,960         89,748        118,644        116,689
      Operating and administrative expenses
           - related parties                       1,184          1,273          3,830          4,191          3,489          5,660
      Depreciation and amortization                5,606          5,511         16,878         16,184         22,296         21,092
      Miscellaneous income, net                     (728)          (457)        (2,141)        (1,223)        (2,760)        (1,976)
                                                --------      ---------      ---------      ---------      ---------      ---------
                                                  79,231         79,471        315,324        314,917        383,092        368,655
                                                --------      ---------      ---------      ---------      ---------      ---------

Operating income                                   8,977          9,389         80,342         77,596         80,557         77,648
Interest charges                                   4,187          3,855         12,743         12,170         16,667         16,559
                                                --------      ---------      ---------      ---------      ---------      ---------
Income before income taxes                         4,790          5,534         67,599         65,426         63,890         61,089
Income taxes                                       1,820          1,832         25,681         24,639         24,411         18,662
                                                --------      ---------      ---------      ---------      ---------      ---------
Net income                                         2,970          3,702         41,918         40,787         39,479         42,427
Dividends on preferred stock                         691            692          2,073          2,074          2,764          2,765
                                                --------      ---------      ---------      ---------      ---------      ---------
Net income after dividends
      on preferred stock                        $  2,279      $   3,010      $  39,845      $  38,713      $  36,715      $  39,662
                                                ========      =========      =========      =========      =========      =========


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

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)


                                                                     Nine Months Ended         Twelve Months Ended
                                                                         June 30,                    June 30,
                                                                  ----------------------      ----------------------
                                                                    1997          1996          1997          1996
                                                                  --------      --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $ 41,918      $ 40,787      $ 39,479      $ 42,427
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                             16,878        16,184        22,296        21,092
          Deferred income taxes, net                                (3,688)        2,249         1,544         3,673
          Other, net                                                 1,776         4,665         1,340         5,122
                                                                  --------      --------      --------      --------
                                                                    56,884        63,885        64,659        72,314
          Net change in:
             Accounts receivable and accrued utility revenues      (15,676)      (29,285)        4,165       (29,263)
             Inventories                                            11,698         5,482          (392)         (846)
             Deferred fuel adjustments                              12,996           464         1,801        (9,810)
             Pipeline transition and producer settlement
                recoveries (costs), net                             (1,652)        1,131        (1,709)         (714)
             Accounts payable                                       (8,485)       (1,369)       (1,222)       11,728
             Other current assets and liabilities                    6,511        11,767           (72)        7,745
                                                                  --------      --------      --------      --------
          Net cash provided  by operating activities                62,276        52,075        67,230        51,154
                                                                  --------      --------      --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment                 (28,251)      (24,983)      (42,927)      (41,924)
    Net costs of property, plant and equipment disposals              (493)         (784)         (898)       (1,257)
    Other, net                                                         500           725           515           725
                                                                  --------      --------      --------      --------
       Net cash used by investing activities                       (28,244)      (25,042)      (43,310)      (42,456)
                                                                  --------      --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of dividends                                           (26,133)      (13,634)      (48,148)      (14,325)
    Issuance of long-term debt                                      20,000        20,000        20,000        68,000
    Repayment of long-term debt                                    (18,400)      (47,685)      (25,543)      (54,833)
    Bank loans increase (decrease)                                  (7,300)      (32,000)       33,200       (25,500)
    Redemption of Series Preferred Stock                              --             (15)         --             (15)
                                                                  --------      --------      --------      --------
       Net cash used by financing activities                       (31,833)      (73,334)      (20,491)      (26,673)
                                                                  --------      --------      --------      --------

    Cash and cash equivalents increase (decrease)                 $  2,199      $(46,301)     $  3,429      $(17,975)
                                                                  ========      ========      ========      ========

CASH AND CASH EQUIVALENTS:
    End of period                                                 $  5,299      $  1,870      $  5,299      $  1,870
    Beginning of period                                              3,100        48,171         1,870        19,845
                                                                  --------      --------      --------      --------
       Increase (decrease)                                        $  2,199      $(46,301)     $  3,429      $(17,975)
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

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                                   (unaudited)
                             (Thousands of dollars)


2.  SEGMENT INFORMATION
    Information on revenues, operating income (loss), depreciation and amortization, identifiable assets and certain operating statistics by business segment for the periods presented follows:


                                                       Three Months Ended            Nine Months Ended
                                                            June 30,                      June 30,
                                                    ------------------------      ------------------------
                                                       1997           1996           1997           1996
                                                    ---------      ---------      ---------      ---------
REVENUES
    Gas utility                                     $  71,638      $  72,724      $ 340,733      $ 340,046
    Electric utility                                   16,570         16,136         54,933         52,467
                                                    ---------      ---------      ---------      ---------
      Total                                         $  88,208      $  88,860      $ 395,666      $ 392,513
                                                    =========      =========      =========      =========


OPERATING INCOME (LOSS)
    Gas utility                                     $   7,951      $   9,098      $  75,466      $  75,259
    Electric utility                                    2,186          1,544          8,511          6,455
    Other                                                  24             20            195             73
    Corporate general                                  (1,184)        (1,273)        (3,830)        (4,191)
                                                    ---------      ---------      ---------      ---------
      Total                                         $   8,977      $   9,389      $  80,342      $  77,596
                                                    =========      =========      =========      =========



DEPRECIATION AND AMORTIZATION
    Gas utility                                     $   4,597      $   4,505      $  13,827      $  13,161
    Electric utility                                    1,009          1,006          3,051          3,021
    Corporate general and other                          --             --             --                2
                                                    ---------      ---------      ---------      ---------
      Total                                         $   5,606      $   5,511      $  16,878      $  16,184
                                                    =========      =========      =========      =========



IDENTIFIABLE ASSETS
    (at period end)
    Gas utility                                     $ 582,387      $ 560,223      $ 582,387      $ 560,223
    Electric utility                                   85,614         83,932         85,614         83,932
    Corporate general and other                         3,145          4,031          3,145          4,031
                                                    ---------      ---------      ---------      ---------
      Total                                         $ 671,146      $ 648,186      $ 671,146      $ 648,186
                                                    =========      =========      =========      =========


OPERATING STATISTICS
    Natural gas system throughput -
      billions of cubic feet                             15.9           16.9           68.4           72.3
    Electric sales - millions of kilowatt hours         195.0          198.2          667.3          683.8

                                                       Twelve Months Ended
                                                            June 30,
                                                    ------------------------
                                                      1997           1996
                                                    ---------      ---------
REVENUES
    Gas utility                                     $ 391,681      $ 377,194
    Electric utility                                   71,968         69,109
                                                    ---------      ---------
      Total                                         $ 463,649      $ 446,303
                                                    =========      =========


OPERATING INCOME (LOSS)
    Gas utility                                     $  73,144      $  74,552
    Electric utility                                   10,678          8,350
    Other                                                 224            406
    Corporate general                                  (3,489)        (5,660)
                                                    ---------      ---------
      Total                                         $  80,557      $  77,648
                                                    =========      =========



DEPRECIATION AND AMORTIZATION
    Gas utility                                     $  18,242      $  17,178
    Electric utility                                    4,054          3,911
    Corporate general and other                          --                3
                                                    ---------      ---------
      Total                                         $  22,296      $  21,092
                                                    =========      =========



IDENTIFIABLE ASSETS
    (at period end)
    Gas utility                                     $ 582,387      $ 560,223
    Electric utility                                   85,614         83,932
    Corporate general and other                         3,145          4,031
                                                    ---------      ---------
      Total                                         $ 671,146      $ 648,186
                                                    =========      =========


OPERATING STATISTICS
    Natural gas system throughput -
      billions of cubic feet                             81.4           86.5
    Electric sales - millions of kilowatt hours         868.2          892.9

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                                   (unaudited)
                             (Thousands of dollars)


3.       ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

         On January 1, 1997, the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) became effective. The Customer Choice Act permits all Pennsylvania retail electric customers to choose their electric generation supplier over a three-year phase-in period commencing January 1, 1999. The Customer Choice Act requires all electric utilities to file restructuring plans with the Pennsylvania Public Utility Commission (PUC) which, among other things, include unbundled prices for electric generation, transmission and distribution and a competitive transition charge (CTC) for the recovery of "stranded costs" which would be paid by all customers receiving transmission and distribution service. "Stranded costs" generally are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Under the Customer Choice Act, Electric Utility's rates for transmission and distribution services provided through June 30, 2001 are capped at levels in effect on January 1, 1997. In addition, Electric Utility generally may not increase the generation component of prices as long as stranded costs are being recovered through the CTC. Electric Utility will continue to be the only regulated electric utility having the right, granted by the PUC or by law, to transmit and distribute electric energy in its service territory.

         On August 7, 1997, Electric Utility filed its restructuring plan with the PUC. The restructuring plan includes a claim for the recovery of $34.4 million for stranded costs during the period January 1, 1999 through December 31, 2002. The claim is primarily for the recovery of:
         (1) plant investments in excess of market and electric generation facility retirement costs; (2) potential costs associated with existing power purchase agreements; and (3) regulatory assets (principally income taxes) recoverable from ratepayers under current regulatory practice. The PUC has nine months to take action on Electric Utility's filing.

         Given the changing regulatory environment in the electric utility industry, the Company continues to evaluate its ability to apply the provisions of SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) as it relates to its electric generation operations. SFAS 71 permits the recording of costs (regulatory assets) that have been, or are expected to be, allowed in the ratesetting process in a period different from the period in which such costs would be charged to expense by an unregulated enterprise. The Company believes its electric generation assets and related regulatory assets continue to satisfy the criteria of SFAS 71. If and when such electric generation assets no longer meet the criteria of SFAS 71, any related regulatory assets would be written-off unless the PUC authorizes the recovery of such costs through the CTC and any generation-related long-lived fixed and intangible assets would be evaluated for

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                                   (unaudited)
                             (Thousands of dollars)


         impairment under the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

         Based upon an evaluation of the various factors and conditions affecting future cost recovery , the Company does not expect the Customer Choice Act to have a material adverse effect on its financial condition or results of operations.

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                                   (unaudited)
                             (Thousands of dollars)


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

         The Company's policy is to accrue environmental investigation and cleanup costs when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. The Company intends to pursue recovery of any incurred costs through all appropriate means, including regulatory relief, although such recovery cannot be assured.

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

THREE MONTHS ENDED JUNE 30, 1997 (1997 THREE-MONTH PERIOD) COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996 (1996 THREE-MONTH PERIOD)

---------------------------------------------------------------------------------------
                                                                          Increase
 Three Months Ended June 30,                   1997        1996          (Decrease)
---------------------------------------------------------------------------------------
 (Millions of dollars)

GAS UTILITY:
     Natural gas system throughput - bcf         15.9        16.9      (1.0)     (5.9)%
     Degree days - % colder than normal          15.9         2.4         -         -
     Revenues                                $   71.6    $   72.7    $ (1.1)     (1.5)%
     Total margin (a)                        $   32.3    $   32.3    $    -         - %
     Operating income                        $    8.0    $    9.1    $ (1.1)    (12.1)%

ELECTRIC UTILITY:
     Electric sales - gwh                       195.0       198.2      (3.2)     (1.6)%
     Degree days - % colder than normal          27.8        11.8         -         -
     Revenues                                $   16.6    $   16.1    $   .5       3.1 %
     Total margin (a)                        $    8.4    $    7.7    $   .7       9.1 %
     Operating income                        $    2.2    $    1.5    $   .7      46.7 %

CORPORATE GENERAL:
     Corporate general expenses              $   (1.2)   $   (1.3)   $  (.1)     (7.7)%
---------------------------------------------------------------------------------------

         bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in the Gas Utility service area during the three months ended June 30, 1997 was 15.9% colder than normal compared with weather that was 2.4% colder than normal in the prior-year period. Although the weather was colder in the 1997 three-month period, the

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


correlation of weather and volumes on sales to firm-residential, firm-commercial and firm-industrial (collectively, "core market") customers is significantly lower in the third fiscal quarter than in the first and second fiscal quarters. Total system throughput decreased 5.9% during the 1997 three-month period principally reflecting a decrease in certain low-margin interruptible delivery service volumes resulting from the shut-down of a gas-fired cogeneration facility earlier in the year.

The decrease in Gas Utility's total revenues during the 1997 three-month period includes a $2.5 million decrease from slightly lower throughput to core market customers and a $2.0 million decrease in revenues from sales to customers outside Gas Utility's distribution system (off-system sales). These decreases were partially offset by a $3.0 million increase from the effects of higher purchased gas cost (PGC) rates. Cost of gas sold by the Gas Utility was $36.7 million during the 1997 three-month period, a decrease of $1.1 million from the prior-year period, reflecting lower costs associated with the lower volumes sold to core market customers and the decrease in off-system sales partially offset by the effects of higher PGC rates.

Despite the decrease in total throughput, Gas Utility total margin was essentially unchanged from the prior-year period. Total margin for the three months ended June 30, 1997 reflects a $.5 million decrease in margin from core market customers reflecting the effects of lower volumes sold. However, the decrease in total margin from core market customers was offset by higher total margin from firm and interruptible delivery service customers.

Gas Utility operating income during the 1997 three-month period decreased $1.1 million principally reflecting an increase in operating expenses. Operating and administrative expenses during the 1997 three-month period increased $1.3 million primarily from costs associated with environmental matters, distribution system maintenance, advertising and marketing programs partially offset by lower accruals for uncollectible accounts.

ELECTRIC UTILITY. Electric Utility sales decreased slightly during the 1997 three-month period principally reflecting a decrease in air conditioning related sales. Notwithstanding the decline in sales, Electric Utility revenues increased $.5 million reflecting the effects of an increase in base rates effective July 19, 1996 partially offset by the decrease in sales. Cost of sales decreased $.3 million in the 1997 three-month period reflecting the effects of the lower sales.

Electric Utility total margin and operating income increased during the 1997 three-month period as a result of the higher base rates. Electric Utility operating and administrative expenses in the 1997 three-month period were virtually unchanged from the prior-year period. Pursuant to the provisions of the Customer Choice Act, Electric Utility's rates have been capped at levels existing as of January 1, 1997 (see "Electricity Generation Customer Choice and Competition Act").

CORPORATE GENERAL. Corporate general expenses, which represent an allocated share of UGI corporate headquarters' expenses, were $1.2 million in the 1997 three-month period compared

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


with $1.3 million in the 1996 three-month period. The decrease reflects lower levels of UGI corporate headquarters' expenses.

INTEREST EXPENSE AND INCOME TAXES. Interest expense during the 1997 three-month period was $4.2 million compared with interest expense of $3.9 million in the prior-year period. The increase in interest expense reflects higher average bank loans outstanding partially offset by lower average long-term debt outstanding at lower average interest rates. The effective income tax rate for the 1997 three-month period was 38.0% compared with a rate of 33.1% in the three months ended June 30, 1996. The lower rate in the 1996 three-month period resulted from the use of a slightly lower year-to-date effective tax rate in June 1996 than was used in March 1996.

NINE MONTHS ENDED JUNE 30, 1997 (1997 NINE-MONTH PERIOD) COMPARED WITH NINE MONTHS ENDED JUNE 30, 1996 (1996 NINE-MONTH PERIOD)

--------------------------------------------------------------------------------------------------------
                                                                                          Increase
 Nine Months Ended June 30,                                   1997         1996          (Decrease)
--------------------------------------------------------------------------------------------------------
 (Millions of dollars)
GAS UTILITY:
     Natural gas system throughput - bcf                        68.4        72.3       (3.9)      (5.4)%
     Degree days - % colder (warmer)
         than normal                                            (4.7)        4.7          -          -
     Revenues                                               $  340.7    $  340.0    $    .7         .2 %
     Total margin (a)                                       $  145.2    $  146.0    $   (.8)       (.5)%
     Operating income                                       $   75.5    $   75.3    $    .2         .3 %

ELECTRIC UTILITY:
     Electric sales - gwh                                      667.3       683.8      (16.5)      (2.4)%
     Degree days - % colder than normal                          2.4         8.3          -          -
     Revenues                                               $   54.9    $   52.5    $   2.4        4.6 %
     Total margin (a)                                       $   26.6    $   24.6    $   2.0        8.1 %
     Operating income                                       $    8.5    $    6.5    $   2.0       30.8 %

CORPORATE GENERAL AND OTHER:
     Corporate general expenses                             $   (3.8)   $   (4.2)   $   (.4)      (9.5)%
     Other operating income                                 $     .2    $     .1    $    .1      100.0 %
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

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


GAS UTILITY. Weather in Gas Utility's service territory in the 1997 nine-month period was 4.7% warmer than normal and 9.3% warmer than the 1996 nine-month period. Total system throughput decreased 5.4% during the 1997 nine-month period principally reflecting the warmer weather's effect on core market sales as well as a decrease in low-margin interruptible delivery service volumes associated with the shut-down of a gas-fired cogeneration facility.

Gas Utility revenues were virtually unchanged in the 1997 nine-month period as a $23.1 million increase in revenues from higher average PGC rates was offset principally by a $19.6 million decrease in revenues from lower sales to core market customers and lower off-system sales. Notwithstanding the lower core market and off-system sales, cost of gas sold by Gas Utility increased $1.4 million to $181.9 million reflecting higher average PGC rates.

The decrease in Gas Utility total margin principally reflects a $5.9 million decrease in total margin from core market customers resulting from the warmer weather partially offset by an increase in total margin from interruptible customers.

Although total margin was slightly lower in the 1997 nine-month period, Gas Utility operating income increased $.2 million principally as a result of lower operating and administrative expenses. Operating and administrative expenses during the 1997 nine-month period decreased $.9 million principally as a result of a decrease in distribution system expenses, lower accruals for uncollectible accounts, and lower general and administrative expenses partially offset by higher costs associated with environmental matters.

ELECTRIC UTILITY. Electric Utility sales decreased during the 1997 nine-month period reflecting weather which was 5.5% warmer than in the prior-year period. Electric Utility revenues increased $2.4 million, notwithstanding the lower sales, reflecting a $1.5 million increase in base rate revenues resulting from the July 19, 1996 base rate increase and a $.9 million increase in energy cost rate (ECR) revenues reflecting a higher average ECR. Cost of sales increased to $25.9 million in the 1997 nine-month period from $25.5 million in the prior-year period as a result of the higher average ECR partially offset by the lower sales.

Electric Utility total margin and operating income increased during the nine months ended June 30, 1997 principally as a result of the higher base rates. Electric Utility operating and administrative expenses in the 1997 nine-month period were essentially unchanged from the prior-year period.

CORPORATE GENERAL AND OTHER. Corporate general expenses were $3.8 million in the 1997 nine-month period compared with $4.2 million in the 1996 nine-month period. The decrease is a result of lower levels of UGI corporate headquarters' expenses.

INTEREST EXPENSE AND INCOME TAXES. Interest expense was $12.7 million during the 1997 nine-month period compared with $12.2 million in the 1996 nine-month period. The increase in

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


interest expense reflects higher average bank loans outstanding partially offset by lower average long-term debt outstanding. The effective income tax rate for the 1997 nine-month period was 38.0% compared with 37.7% for the nine months ended June 30, 1996.

TWELVE MONTHS ENDED JUNE 30, 1997 (1997 TWELVE-MONTH PERIOD) COMPARED WITH TWELVE MONTHS ENDED JUNE 30, 1996 (1996 TWELVE-MONTH PERIOD)

-------------------------------------------------------------------------------------------------------
                                                                                         Increase
 Twelve Months Ended June 30,                                 1997         1996         (Decrease)
-------------------------------------------------------------------------------------------------------
 (Millions of dollars)
GAS UTILITY:
     Natural gas system throughput - bcf                        81.4        86.5       (5.1)     (5.9)%
     Degree days - % colder (warmer)
         than normal                                            (4.9)        4.4          -         -
     Revenues                                               $  391.7    $  377.2    $  14.5       3.8 %
     Total margin (a)                                       $  168.8    $  168.4    $    .4        .2 %
     Operating income                                       $   73.1    $   74.6    $  (1.5)     (2.0)%

ELECTRIC UTILITY:
     Electric sales - gwh                                      868.2       892.9      (24.7)     (2.8)%
     Degree days - % colder than normal                          2.4         7.8          -         -
     Revenues                                               $   72.0    $   69.1    $   2.9       4.2 %
     Total margin (a)                                       $   35.0    $   32.9    $   2.1       6.4 %
     Operating income                                       $   10.7    $    8.4    $   2.3      27.4 %

CORPORATE GENERAL AND OTHER:
     Corporate general expenses                             $   (3.5)   $   (5.7)   $  (2.2)    (38.6)%
     Other operating income                                 $     .2    $     .4    $   (.2)    (50.0)%
-------------------------------------------------------------------------------------------------------

         bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in Gas Utility's service territory in the 1997 twelve-month period was warmer than in the 1996 twelve-month period. Total system throughput declined principally as a result of the effects of the warmer weather as well as a decrease in low-margin interruptible delivery service volumes associated with the shut-down of a cogeneration facility.

The increase in Gas Utility total revenues includes a $25.5 million increase from higher average PGC rates, a $3.7 million increase from off-system sales, and the full-year effect of Gas Utility's

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


$19.5 million annual base rate increase which became effective August 31, 1995. These increases were partially offset by a $19.7 million decrease from lower sales to core market customers. Cost of gas sold was $207.6 million during the 1997 twelve-month period, an increase of $13.7 million from the same period in 1996, reflecting principally the effects of higher average PGC rates and greater off-system sales partially offset by the lower sales to core-market customers.

The slight increase in Gas Utility total margin in the twelve months ended June 30, 1997 principally reflects a $4.0 million increase in total margin from interruptible customers. The increase in total margin from interruptible customers was partially offset by a $3.6 million decrease in total margin from core market customers resulting from the warmer 1996/1997 heating-season weather.

Although Gas Utility operating income during the 1997 twelve-month period benefitted from the slight increase in total margin, the benefit was more than offset by an increase in operating expenses including an increase in costs associated with environmental matters, higher distribution system expenses, and higher depreciation expense.

ELECTRIC UTILITY. Electric Utility sales were lower during the twelve months ended June 30, 1997 than in the prior-year period principally as a result of warmer heating-season weather. The increase in Electric Utility revenues includes a $1.5 million increase in base rate revenues as a result of higher base rates subsequent to July 19, 1996 partially offset by the effects of the lower sales. In addition, ECR revenues increased $1.3 million as a result of a higher average ECR. Electric Utility cost of sales was $33.8 million, an increase of $.6 million from the prior-year period. The increase in cost of sales principally reflects a higher average ECR partially offset by the lower sales.

Electric Utility total margin during the 1997 twelve-month period increased principally as a result of the higher base rates effective July 19, 1996. Operating income benefitted principally from the increase in total margin and slightly lower general and administrative expenses.

CORPORATE GENERAL AND OTHER. Corporate general expenses were $3.5 million in the 1997 twelve-month period compared with $5.7 million in the 1996 twelve-month period. The decrease represents lower levels of UGI corporate headquarters' expenses resulting in part from adjustments to incentive compensation accruals in September 1996.

INTEREST EXPENSE AND INCOME TAXES. Interest expense was $16.7 million in the 1997 twelve-month period compared with $16.6 million in the 1996 twelve-month period. The increase in interest expense during the 1997 twelve-month period is principally due to higher levels of bank loans outstanding at slightly lower average interest rates partially offset by lower levels of long-term debt outstanding. The effective income tax rate for the 1997 twelve-month period was 38.2% compared with a rate of 30.5% in the prior-year period. The lower income tax rate in the

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


1996 twelve-month period reflects the benefit of a $4.3 million adjustment to deferred state income taxes recorded in September 1995.


                        FINANCIAL CONDITION AND LIQUIDITY

CAPITAL STRUCTURE

The Company's consolidated debt-to-total-capitalization ratio was 48.1% at June 30, 1997 compared with a ratio of 50.3% at September 30, 1996. The lower ratio principally reflects a $7.3 million decrease in bank loans and an increase in common stockholder's equity.

CASH FLOWS

Cash and cash equivalents totaled $5.3 million at June 30, 1997 compared with $3.1 million at September 30, 1996. The Company's cash flows from operating activities are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the nine months ended June 30, 1997 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities was $62.3 million during the nine months ended June 30, 1997 compared with $52.1 million in the comparable prior-year period. Cash flow from operations before changes in operating working capital totaled $56.9 million during the nine months ended June 30, 1997 compared with $63.9 million in the prior-year period reflecting in large part the effects of higher noncash deferred tax benefits in the 1997 nine-month period. Changes in operating working capital during the nine months ended June 30, 1997 generated $5.4 million of operating cash flow principally from $13.0 million in purchased gas and power cost overcollections, $11.7 million from a decrease in inventories and $6.5 million from changes in other current assets and liabilities. These decreases were partially offset by a $15.7 million increase in accounts receivable and an $8.5 million decrease in accounts payable. In the nine months ended June 30, 1996, changes in operating working capital required $11.8 million of operating cash flow.

INVESTING ACTIVITIES. Cash expenditures for property, plant and equipment totaled $28.3 million in the nine months ended June 30, 1997 compared with $25.0 million in the same period in 1996. The increase reflects greater Gas Utility capital expenditures.

FINANCING ACTIVITIES. Cash flows from financing activities for the nine months ended June 30, 1997 and 1996 include dividends to preferred stockholders of $2.1 million. Dividends during the nine months ended June 30, 1997 and 1996 also include $24.1 million and $11.6 million, respectively, of dividend payments to UGI.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net repayments under UGI Utilities' revolving credit agreements totaled $7.3 million in the 1997 nine-month period compared with $32.0 million in repayments in the prior-year period. During both the 1997 and 1996 nine-month periods, the Company issued $20 million of notes under its Medium-Term Note program. During the nine months ended June 30, 1997, UGI Utilities repaid $8.4 million of its 7.85% Series First Mortgage Bonds and $10.0 million of its 8.70% Notes. During the prior-year period, UGI Utilities redeemed $45.9 million face value of its 9% First Mortgage Bonds principally from existing cash balances.

ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

On January 1, 1997, the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) became effective. The Customer Choice Act permits all Pennsylvania retail electric customers to choose their electric generation supplier over a three-year phase-in period commencing January 1, 1999. The Customer Choice Act requires all electric utilities to file restructuring plans with the PUC which, among other things, include unbundled prices for electric generation, transmission and distribution and a competitive transition charge
(CTC) for the recovery of "stranded costs" which would be paid by all customers receiving transmission and distribution service. "Stranded costs" generally are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Under the Customer Choice Act, Electric Utility's rates for transmission and distribution services provided through June 30, 2001 are capped at levels in effect on January 1, 1997. In addition, Electric Utility generally may not increase the generation component of prices as long as stranded costs are being recovered through the CTC. Electric Utility will continue to be the only regulated electric utility having the right, granted by the PUC or by law, to transmit and distribute electric energy in its service territory.

On August 7, 1997, Electric Utility filed its restructuring plan with the PUC. The restructuring plan includes a claim for the recovery of $34.4 million for stranded costs during the period January 1, 1999 through December 31, 2002. The claim is primarily for the recovery of: (1) plant investments in excess of market and electric generation facility retirement costs; (2) potential costs associated with existing power purchase agreements; and (3) regulatory assets (principally income taxes) recoverable from ratepayers under current regulatory practice. The PUC has nine months to take action on Electric Utility's filing.

Given the changing regulatory environment in the electric utility industry, the Company continues to evaluate its ability to apply the provisions of SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) as it relates to its electric generation operations. SFAS 71 permits the recording of costs (regulatory assets) that have been, or are expected to be, allowed in the ratesetting process in a period different from the period in which such costs would be charged to expense by an unregulated enterprise. The Company believes its electric generation assets and related regulatory assets continue to satisfy the criteria of SFAS 71. If and when such electric generation assets no longer meet the criteria of SFAS 71, any related

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


regulatory assets would be written-off unless the PUC authorizes the recovery of such costs through the CTC and any generation-related long-lived fixed and intangible assets would be evaluated for impairment under the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Based upon an evaluation of the various factors and conditions affecting future cost recovery , the Company does not expect the Customer Choice Act to have a material adverse effect on its financial condition or results of operations.

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


                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

FOSTER WHEELER PENN RESOURCES, INC. V. UGI UTILITIES, INC. CIVIL ACTION NO. 97CV4592

         The Company has been informed that on July 14, 1997, Foster Wheeler Penn Resources, Inc. filed suit against UGI Utilities, Inc. in United States District Court for the Eastern District of Pennsylvania alleging, among other things, that UGI Utilities breached an Agreement for the Sale and Purchase of Net Electrical Energy under which UGI Utilities had agreed to purchase electricity from a generating facility yet to be built by Foster Wheeler. In its suit Foster Wheeler seeks, among other things, a declaration that the Sale and Purchase Agreement remains in effect or in the alternative that Foster Wheeler be awarded damages in excess of $20 million. Management believes that it has defenses to Foster Wheeler's claims and will file an appropriate response.

                      UGI UTILITIES, INC. AND SUBSIDIARIES



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits:

                  10 Amendment No. 1 to UGI Corporation 1992 Non-Qualified Stock Option Plan

                  12.1     Computation of ratio of earnings to fixed charges

                  12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends

                  27       Financial Data Schedule

         (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 1997.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              UGI Utilities, Inc.
                                              -------------------
                                                (Registrant)








Date:  August 13, 1997                        By:  J. C. Barney
----------------------                        ------------------------------
                                              J. C. Barney, Vice President -
                                              Finance and Accounting
                                              (Principal Financial Officer)

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX





10       Amendment No. 1 to UGI Corporation 1992 Non-Qualified Stock Option Plan


12.1     Computation of ratio of earnings to fixed charges


12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends


27       Financial Data Schedule