Form 10-K
period 1997-09-30
UGI UTILITIES INC
filed 1997-12-24
CIK 100548

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X. NO___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At December 1, 1997 there were 26,781,785 shares of UGI Utilities Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                                TABLE OF CONTENTS

PART I         BUSINESS                                                                             PAGE
        Items 1 and 2   Business and Properties...................................................    1
                          General.................................................................    1
                          Gas Utility Operations..................................................    1
                          Electric Utility Operations.............................................    4

        Item 3          Legal Proceedings.........................................................   10

        Item 4          Submission of Matters to a Vote of
                          Security Holders........................................................   14

PART II        SECURITIES AND FINANCIAL INFORMATION

        Item 5          Market for Registrant's Common Equity
                          and Related Stockholder Matters.........................................   14

        Item 6          Selected Financial Data...................................................   15

        Item 7          Management's Discussion and Analysis of Financial
                          Condition and Results of Operations.....................................   16

        Item 8          Financial Statements and Supplementary Data...............................   25

        Item 9          Changes in and Disagreements with Accountants
                          on Accounting and Financial Disclosure..................................   25

PART III       UGI UTILITIES, INC. MANAGEMENT AND SECURITY HOLDERS

        Item 10         Directors and Executive Officers of the Registrant........................   25

        Item 11         Executive Compensation....................................................   30

        Item 12         Security Ownership of Certain Beneficial
                          Owners and Management...................................................   39

        Item 13         Certain Relationships and Related
                          Transactions............................................................   40

PART IV        ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

        Item 14         Exhibits, Financial Statement Schedules
                          and Reports on Form 8-K.................................................   41

                        Signatures................................................................   48

                        Index to Financial Statements and
                        Financial Statement Schedule..............................................   F-2


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


GAS UTILITY OPERATIONS

         Service Area; Revenue Analysis. Gas Utility distributes natural gas to approximately 252,000 customers in portions of 14 eastern and southeastern Pennsylvania counties through its distribution system of approximately 4,200 miles of gas mains. The service area consists of approximately 3,000 square miles and includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon and Reading, Pennsylvania. Located in Gas Utility's service area are major production centers for basic industries such as steel fabrication. For the fiscal years ended September 30, 1997, 1996 and 1995, revenues of Gas Utility accounted for approximately 84%, 85% and 82%, respectively, of Utilities' total consolidated revenues.

         System throughput (the total volume of gas sold to or transported for customers within Gas Utility's distribution system) for the 1997 fiscal year was approximately 80.2 billion cubic feet ("bcf"). System sales of gas accounted for approximately 46% of system throughput, while gas transported for commercial and industrial customers (who buy their gas from others) accounted for approximately 54% of system throughput. Based on industry data for 1996, residential customers account for approximately 38% of total system throughput by local gas distribution companies in the United States. By contrast, for the 1997 fiscal year, Gas Utility's residential customers represented 23% of its total system throughput.

         Sources of Supply and Pipeline Capacity. Gas Utility meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with producers and marketers, storage and transportation services from pipeline companies, and its own propane-air and liquefied natural gas peak-shaving facilities. Purchases of natural gas in the spot market are also made to reduce costs and manage storage inventory levels. These arrangements enable Gas Utility to purchase gas from Gulf Coast, mid-continent, Appalachian and Canadian sources. For the transportation and storage function, Utilities has agreements with a number of pipeline companies, including Texas Eastern Transmission Corporation, Columbia Gas Transmission Corporation ("Columbia"), ANR Pipeline Company, Columbia Gulf Transmission Company, CNG Transmission Corporation, National Fuel Gas Supply Corporation, Transcontinental Gas Pipeline Corporation, Trunkline Gas Company, Texas Gas Transmission Corporation and Panhandle Eastern Pipe Line Company.

         Gas Supply Contracts. During the 1997 fiscal year, Gas Utility purchased approximately 37.5 bcf of natural gas and sold approximately 36.8 bcf to customers. Gas not sold to customers was used by Gas Utility principally for storage for later sale to customers. Approximately 31 bcf or 83% of the volumes purchased were supplied under agreements with six major suppliers of natural gas. The remaining 6.5 bcf or 17% of gas purchased was supplied by producers and marketers under other arrangements, including multi-month agreements at spot prices. Certain gas supply contracts require minimum gas purchases. Each of these agreements, however, either terminates in fiscal year 1998, or includes provisions which entitle Utilities to terminate in the event the agreement is not market responsive.

         Storage and Peak Shaving. Gas Utility contracts for 10.8 bcf of seasonal storage with several interstate pipelines. Gas is injected in storage during the summer and delivered during the winter at combined peak day capacities of approximately .14 bcf. In Harrisburg, Reading and Bethlehem, Pennsylvania, Gas Utility operates peak-shaving facilities capable of producing
 .06 bcf of gas per day from propane-air and liquefied natural gas facilities. These facilities are used to meet winter peak service requirements.

         Seasonal Variation. Approximately 58% of Gas Utility's system throughput for the 1997 fiscal year occurred during the winter season from November 1, 1996 through March 31, 1997, because many of its customers use gas for heating purposes.

         Competition. Natural gas is a fuel that competes with electricity and oil and to a lesser extent with propane and coal. Competition among these fuels is primarily a function of their comparative price and the relative cost and efficiency of fuel utilization equipment. Electric utilities in Gas Utility's service area are aggressively seeking new load, primarily in the new construction market. Competition with fuel oil dealers is focused on industrial customers. Gas Utility responds to this competition with marketing efforts designed to retain and grow its customer base.

         In substantially all of its service territory, Gas Utility is the only regulated gas distribution utility having the right, granted by the PUC or by law, to provide transportation services. While unregulated gas marketers have been selling gas to commercial and industrial customers in Gas Utility's service territory for over 12 years, Gas Utility provides transportation services for those sales.

         Customers representing approximately 25% of the Company's non-residential system throughput (11% of non-residential revenues) have the ability to switch to an alternate fuel at any time, and therefore, are served under flexible, interruptible rates which are competitively priced with respect to their alternate fuel. Gas Utility's margins from these customers, therefore, are affected by the spread between the customers' delivered cost of gas and the customers' delivered alternate fuel cost. In addition, other customers representing 30% of non-residential system throughput (8% of non-residential revenues) have locations which afford them the option of seeking transportation service directly from interstate pipelines, thereby bypassing Gas Utility, although none have done so. The majority of these customers are served under transportation contracts having three- to ten-year terms. Included in these two groups are the ten Utilities' customers with the highest volume of system throughput. Three of the top five customers have executed ten-year agreements with Utilities. No single customer represents, or is anticipated to represent, more than 5% of the total revenues of Gas Utility.

         Outlook for Gas Service and Supply. Gas Utility anticipates having adequate pipeline capacity and sources of supply available to it to meet the full requirements of all firm customers on its system at least through fiscal year 1998. Supply mix is diversified, market priced, and delivered pursuant to a number of long and short-term firm transportation and storage arrangements.

         During the 1997 fiscal year, Gas Utility supplied transportation service to three major cogeneration installations. Gas Utility continues to pursue opportunities to supply natural gas to electric generation projects located in its service territory. Gas Utility also continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In the residential market sector, Gas Utility connected 6,882 additional residential heating customers during the 1997 fiscal year, an increase of 8% from the previous year. Approximately 63% of the additions represent gas customers from the new construction market. The remaining 37% represent customers converting from other energy sources, primarily oil, and existing non-heating gas customers who have added gas heating systems to replace other energy sources. The total number of new commercial and industrial customers was 1,068, down slightly from 1,122 in fiscal year 1996.

         Utilities continues to monitor and participate extensively in third-party proceedings before the Federal Energy Regulatory Commission ("FERC") affecting the rates and the terms and conditions under which Gas Utility transports and stores natural gas. Among these proceedings are those arising out of certain FERC orders and/or pipeline filings which relate to (i) the relative pricing of pipeline services in a competitive energy marketplace; (ii) the flexibility of the terms and conditions of pipeline service contracts; and (iii) pipelines' requests to increase their base rates, or change the terms and conditions of their storage and transportation services.

         Gas Utility continues to take the measures it believes necessary, in negotiations with interstate pipeline and natural gas suppliers and in cases before regulatory agencies, to assure availability of supply, transportation and storage alternatives to serve market requirements at the lowest cost consistent with security of supply considerations. Those measures include negotiating the terms of firm transportation capacity from production areas on all pipelines serving Gas Utility, arranging for appropriate storage and peak-shaving resources, negotiating with producers for competitively priced secure gas purchases and aggressively participating in regulatory proceedings related to transportation rights, costs of service and gas costs.


ELECTRIC UTILITY OPERATIONS

         ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

         On January 1, 1997, Pennsylvania's Electricity Generation Customer Choice and Competition Act (Customer Choice Act) became effective. The Customer Choice Act permits all Pennsylvania retail electric customers to choose their electric generation supplier over a three-year phase-in period commencing January 1, 1999. The Customer Choice Act requires all electric utilities to file restructuring plans with the PUC which, among other things, include unbundled prices for electric generation, transmission and distribution and a competitive transition charge (CTC) for the recovery of "stranded costs" which would be paid by all customers receiving distribution service and certain customers that increase their own generation of electricity. "Stranded costs" generally are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Under the Customer Choice Act, Electric Utility's rates for transmission and distribution services provided through June 30, 2001 are capped at levels in effect on January 1, 1997. In addition, Electric Utility generally may not increase the generation component of prices as long as stranded costs are being recovered through the CTC. Electric Utility will continue to be the only regulated electric utility having the right, granted by the PUC or by law, to distribute electric energy in its service territory.

         Electric Utility has filed its restructuring plan with the PUC ("Restructuring Plan"). The Restructuring Plan includes a claim for the recovery of $34.4 million for stranded costs during the period January 1, 1999 through December 31, 2002. The major components of this claim are: (1) plant investments in excess of competitive market value and electric generation facility retirement costs; (2) potential costs associated with existing power purchase agreements; and (3) regulatory assets (principally income taxes) recoverable from ratepayers under current regulatory practice. It also seeks to establish a recovery mechanism that would permit the recovery of up to an additional $28 million of costs associated with the buyout or implementation of a December 1993 agreement with Foster Wheeler Penn Resources, Inc. to purchase power from a wood-fired generator to be constructed by Foster Wheeler. The PUC is expected to take action on Electric Utility's filing in May 1998.

         The Customer Choice Act also authorized the PUC to implement pilot customer choice programs for up to five percent of the noncoincident peak load of industrial, commercial and residential customers. In accordance with PUC directives, Electric Utility implemented such a pilot program effective November 1, 1997. It is anticipated that a full five percent of the noncoincident peak load of Electric Utility's industrial, commercial and residential customers will participate in the pilot.

         Given the changing regulatory environment in the electric utility industry, the Company continues to evaluate its ability to apply the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), as it relates to its electric generation operation. SFAS 71 permits the recording of costs (regulatory assets) that have been, or are expected to be, allowed in the ratesetting process in a period different from the period in which such costs would be charged to expense by an unregulated enterprise. The Company believes its electric generation assets and related regulatory assets continue to satisfy the criteria of SFAS 71. If such electric generation assets no longer meet the criteria of SFAS 71, then any related regulatory assets would be written-off unless some form of transition cost recovery is established by the PUC which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. Any generation-related, long-lived fixed and intangible assets would be evaluated for impairment under the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

         Based upon an evaluation of the various factors and conditions affecting future cost recovery, the Company does not expect the Customer Choice Act to have a material adverse effect on its financial condition or results of operations.

         Service Area; Revenue Analysis. Electric Utility supplies electric service to approximately 61,000 customers in portions of Luzerne and Wyoming Counties in northeastern Pennsylvania through a system consisting of approximately 2,100 miles of transmission and distribution lines and 14 transmission substations. For the 1997 fiscal year, about 53% of sales volume came from residential customers, 34% from commercial customers and 13% from industrial customers and others. For the 1997, 1996 and 1995 fiscal years, revenues of Electric Utility accounted for approximately 16%, 15% and 18%, respectively, of Utilities' total consolidated revenues.

         Sources of Supply. Electric Utility distributes electricity which it generates or purchases from others. As the provisions of the Customer Choice Act are implemented, it will also distribute electric power acquired and transmitted by others. Utilities owns and operates Hunlock generating station located near Kingston, Pennsylvania ("Hunlock Station"), and has a 1.11% ownership interest in the Conemaugh generating station located near Johnstown, Pennsylvania ("Conemaugh Station"), which is operated by another utility. These two coal-fired stations can generate up to 69 megawatts of electric power for Electric Utility and provided approximately 47% of its energy requirements during the 1997 fiscal year.

         Utilities has a long-term power supply agreement with Pennsylvania Power & Light Company ("PP&L"). Under this agreement, PP&L supplies all the electric power required by Electric Utility above that provided from certain other sources, including Hunlock Station. The cost of electricity supplied by PP&L is based on PP&L's actual system costs. Utilities estimates that the cost of electricity supplied by Hunlock is higher than projected market rates, but lower than the cost of electricity purchased under the PP&L contract. As a result of the availability and projected cost of alternative supplies, Utilities has provided PP&L with notice of its intent to stop purchasing power under the power supply agreement as of March 2001. In addition, if certain conditions occur (i.e., Electric Utilities' demand falls to zero in any particular billing month), the power supply agreement may terminate at an earlier date. There currently is a dispute between Utilities and PP&L over the effect of customer choice on Utilities' obligations under the PP&L power supply agreement. Utilities has filed an action in the Court of Common Pleas of Luzerne County, Pennsylvania seeking a declaration of the rights and responsibilities of the parties to the agreement.

         In a regulated utility environment, Hunlock Station could be expected to operate until the end of its useful life in 2004. As a result of electric deregulation, however, Hunlock may cease operations as early as January 1, 1999, depending on a number of factors, including customer load, contract purchase obligations and the availability and cost of replacement power. Until restructuring proceedings under the Customer Choice Act are completed, Utilities will be unable to predict how long Hunlock Station will operate.

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

         In compliance with the Clean Air Act Amendments, the DER issued final Reasonably Available Control Technology ("RACT") regulations for nitrous oxides in January 1994. These regulations are applicable to Hunlock and Conemaugh Stations. Utilities' compliance plans for Hunlock Station and Conemaugh Station have been approved by the DER. Capital expenditures associated with the RACT regulations are not expected to be material.

         More stringent regulation of nitrous oxide emissions at both Hunlock and Conemaugh Stations may be required due to the actions of the Northeast Ozone Transport Commission. The Commission was created by the Clean Air Act Amendments to provide a plan to reduce ground level ozone in the Northeast to a level acceptable to the U.S. Environmental Protection Agency (the "EPA"). Future actions of the Commission may cause the DER to modify its nitrous oxide RACT plans and thereby affect the compliance plans of Hunlock and Conemaugh Stations.

         Seasonality. Sales of electricity for residential heating purposes accounted for approximately 23% of the total sales of Electric Utility during the 1997 fiscal year. Electricity competes with natural gas, oil, propane and other heating fuels in this use. Approximately 54% of sales occurred in the six coldest months of the 1997 fiscal year, demonstrating modest seasonality favoring winter due to the use of electricity for residential heating purposes.


PROPERTIES

         Utilities' Mortgage and Deed of Trust constitutes a first lien on substantially all real and personal property of Utilities.


UTILITY REGULATION AND RATES

         Recent Regulatory Environment. Since December 1982, Utilities has provided transportation service for commercial and industrial customers who purchase their gas from others. As previously reported, this unbundled service accounted for approximately 54% of Utilities' system throughput in fiscal year 1997. Certain states, including Pennsylvania, are considering whether transportation service options should be extended to residential and small commercial customers. On March 27, 1997, proposed customer choice legislation was introduced in the Pennsylvania General Assembly that would, among other things, extend the availability of gas transportation service to residential and small commercial customers of local gas distribution companies. It would permit all customers of natural gas distribution utilities to transport their natural gas supplies through the distribution systems of Pennsylvania gas utilities by April 1, 1999 and would also require Pennsylvania gas utilities to stop selling natural gas. Legislative committees have conducted public hearings on the proposed legislation and Utilities has provided testimony on such issues as the need for standards to assure reliability of future gas supplies and the recovery of costs associated with existing gas supply assets. Utilities is considering a number of options for addressing the provision of unbundled transportation services to residential and small commercial customers, including the termination of bundled retail sales services. The Company will continue to monitor the proposed legislation.

         FERC Orders 888 and 889. In April 1996, FERC issued Orders No. 888 and 889 which established rules for the use of electric transmission facilities for wholesale transactions. FERC has also asserted jurisdiction over the transmission component of electric retail choice transactions. In compliance with these orders, the PJM Interconnection, LLC ("PJM"), of which UGI is a member, has filed an open access transmission tariff with the FERC establishing transmission rates and procedures for transmission within the PJM control area. Under the PJM tariff and associated agreements, Electric Utility is entitled to receive certain revenues when Utilities' transmission facilities are used by third parties.

         Pennsylvania Public Utility Commission Jurisdiction. Utilities' gas and electric utility operations are subject to regulation by the PUC as to rates, terms and conditions of service, accounting matters, issuance of securities, contracts and other arrangements with affiliated entities, and various other matters.

         Purchased Gas Cost Rates. Gas Utility's gas service tariff contains Purchased Gas Cost ("PGC") rates which provide for annual increases or decreases in the rate per thousand cubic feet ("mcf") which Gas Utility charges for natural gas sold by it, to reflect Utilities' projected cost of purchased gas. In accordance with regulations adopted by the PUC on June 14, 1995, PGC rates may also be adjusted quarterly to reflect purchased gas costs. Each proposed PGC rate is required to be filed with the PUC six months prior to its effective date. During this period the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels which meet that standard. The PGC mechanism also provides for an annual reconciliation. Utilities has two PGC rates. PGC (1) is applicable to small, firm, core market customers consisting of the residential and small commercial and industrial classes; PGC (2) is applicable to firm, contractual, high-load factor customers served on three specific rates (Rates BD, BD-L and N/CIAC). In addition, residential customers maintaining a high load may qualify for the PGC(2) rate. In accordance with the schedule established by law and PUC regulations, Gas Utility will file a new PGC tariff on June 1, 1998, to be effective December 1, 1998. When filed, the proposed tariff will reflect estimated PGC over-collections and under-collections through November 30, 1998.

         Energy Cost Rates. In accordance with provisions of the Customer Choice Act, the PUC approved Electric Utility's application to roll its energy costs rate ("ECR") into its base rates effective as of May 2, 1997, at a combined level not to exceed the rate cap established as of January 1, 1997. Before January 1, 1997, the ECR permitted Electric Utility to adjust customers' monthly charges to reflect annual changes in the cost of purchased power, fuel, interchange power and the cost of transmitting power purchased from external sources. Although Electric Utility may no longer adjust customer charges to reflect changes in the cost of purchased power, it will continue to account for such changes in order to reconcile costs as part of its Restructuring Plan.

         Gas Rate Case. On January 27, 1995, Gas Utility filed with the PUC for a $41.3 million increase in base rates. The PUC approved a $19.5 million settlement of this proceeding, effective August 31, 1995.

         Electric Rate Case. On January 26, 1996 Electric Utility filed with the PUC for a $6.2 million increase in its base rates, to be effective March 26, 1996. On July 18, 1996, the PUC approved a settlement of this proceeding authorizing a $3.1 million increase in annual revenues. This increase in base rates became effective on July 19, 1996.

         Deferred Fuel Adjustments. Gas Utility defers and until January 1, 1997 Electric Utility deferred the difference between the amount of revenue recognized, and the applicable purchased gas costs and purchased power costs incurred, until subsequently billed or refunded to customers.

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


OTHER GOVERNMENT REGULATION

         In addition to regulation by the PUC, the gas and electric utility operations of Utilities are subject to various federal, state and local laws governing environmental matters, occupational health and safety, pipeline safety and other matters. Certain of Utilities' activities involving the interstate movement of natural gas, the transmission of electricity, transactions with non-utility generators of electricity and other matters, are also subject to the jurisdiction of FERC.

         Utilities is subject to the requirements of the federal Resource Conservation and Recovery Act, CERCLA and comparable state statutes with respect to the release of hazardous substances on property owned or operated by Utilities. See ITEM 3. "LEGAL PROCEEDINGS-Environmental Matters." The electric generation activities of Utilities are also subject to the Clean Air Act Amendments, the Federal Water Pollution Control Act and comparable state statutes and regulations. See "UTILITY OPERATIONS - Generation and Distribution of Electricity-Environmental Factors."

BUSINESS SEGMENT INFORMATION

         The table stating the amounts of revenues, operating income (loss) and identifiable assets attributable to Utilities' industry segments for the 1997, 1996 and 1995 fiscal years appears in Note 11 "Segment Information" of Notes to Consolidated Financial Statements included in this Report and is incorporated herein by reference.


EMPLOYEES

         At September 30, 1997, Utilities and its subsidiaries had 1,226 employees.


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

         The manufactured gas process was once used by Utilities in connection with providing gas service to its customers. In addition, virtually all of the gas companies that Utilities operated or to which it provided services, or in which Utilities held stock, utilized a manufactured gas process. Utilities has been notified of several sites outside Pennsylvania on which (i) gas plants were formerly operated by it or owned or operated by its former subsidiaries and (ii) either environmental agencies or private parties are investigating the extent of environmental contamination and the necessity of environmental remediation. Utilities is currently litigating a claim against it relating to an out-of-state site. If Utilities were found liable as a "responsible party" as defined in the Superfund Law (or comparable state statutes) with respect to this site, it would have joint and several liability with other responsible parties for the full amount of the cleanup costs. A "responsible party" under that statute includes (i) the current owner of the affected property and (ii) each owner or operator of a facility during the time when hazardous substances were released on the property.

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

         Utilities believes that there are approximately 40 manufactured gas plant sites in Pennsylvania where either (i) Utilities formerly operated the plant or (ii) Utilities owns or at one time owned the site. Most of the sites are no longer owned by Utilities and the gas plants formerly operated at these 40 sites have all been out of operation since at least the early 1950s. Utilities or other parties are currently conducting investigative or remedial activities at nine of the 40 sites. Based on the 1995 settlement agreement with the PUC relating to Gas Utilities' 1995 base rate increase filing, rate relief will be permitted for certain remediation expenditures on environmentally contaminated sites located in Pennsylvania. Because of this, Utilities does not expect its costs for Pennsylvania sites to be material to its results of operations.

         The following is a short description of the status of certain matters involving Utilities related to manufactured gas plants located in other states. See also Note 8 to the Company's Consolidated Financial Statements.

OUT OF STATE GAS PLANT SITES

         1. Halladay Street, Jersey City, New Jersey. By letter dated April 12, 1993, Public Service Electric and Gas Company ("PSE&G") informed Utilities that PSE&G had been named as a defendant in a civil action pending in the United States District Court of the District of New Jersey, seeking damages as a result of contamination relating to the former manufactured gas plant operations at Halladay Street in Jersey City, New Jersey. The Halladay Street gas plant operated from approximately 1884 until 1950. PSE&G asserted that Utilities is liable for that portion of the costs associated with operations of the plant between 1886 and 1899. PPG Industries, Inc. has also been named as a defendant in the action for costs associated with chemical contamination at the site unrelated to gas plant operations. In July 1993, PSE&G served Utilities with a complaint naming Utilities as a third-party defendant in this civil action. PSE&G subsequently amended the complaint to allege additional theories of liability for the period from 1899 to 1940. To date, that action has focused on the chemical contamination allegedly associated with PPG Industries' activities and there have been no developments concerning liability for gas plant related contamination. Management is currently investigating Utilities' involvement in operations of the site and evaluating its defenses. Investigations of the site conducted to date are insufficient to establish the extent of environmental remediation necessary, if any. Hence, Utilities is unable to estimate the total cost of cleanup associated with manufactured gas plant wastes at this site.

         2. Burlington, Vermont. By letter dated November 24, 1992, the EPA notified Utilities of potential liability with respect to contamination at the Pine Street Canal Superfund Site, Burlington, Vermont. The EPA has also identified eighteen other "potentially responsible parties." Utilities has responded to the EPA letter and denied liability for any contamination caused by the former operator of the gas plant. Management believes that Utilities has substantial defenses to any claim that may be made for investigative or remedial costs because, among other things, the plant was operated by a subsidiary of a predecessor company.

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

         In November 1992, the EPA proposed a cleanup of the site that, among other actions, would consist of on-site containment, dredging and excavation, dewatering and consolidation of contaminated soils, treatment of groundwater and restoration of wetlands. The estimated cost of the proposed plan would have been approximately $50 million. In May 1993, after reviewing extensive public comment concerning the proposed plan of remediation, the EPA withdrew the proposed plan and announced that it would work with a coordinating council consisting of community groups, potentially responsible parties ("PRPs") and others to develop an alternative plan.

         In September 1997, the coordinating council proposed a remedial plan calling for capping of the site at an estimated cost of $6 million to $10 million. In addition, the coordinating council and EPA may have spent an additional $10 million in studying the site. In December 1997, Green Mountain Power Company, the lead PRP, agreed in principle to indemnify and release Utilities from any further liability at the site on terms and conditions which are not material to the results of operations of Utilities.

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

         4. Concord, New Hampshire. By letter dated October 18, 1993, EnergyNorth Natural Gas, Inc. ("EnergyNorth") informed Utilities that the New Hampshire Department of Environmental Services ("NHDES") has alleged that there is environmental contamination on property in Concord, N.H., where a manufactured gas plant was once located. EnergyNorth requested that Utilities, as a former operator of the plant, participate in investigation of the site. Because this gas plant appears to have been operated almost exclusively by former subsidiary companies of Utilities, Utilities declined to participate. On September 17, 1995 EnergyNorth filed suit against Utilities alone in federal District Court in New Hampshire, seeking Utilities' allocable share of response costs associated with remediating gas plant related contamination at that site. The complaint alleges that EnergyNorth has spent $3.5 million to remove contaminants from a gas holder at the site and will be required to spend an unknown amount in the future. As a result of investigations of gas plant related contamination in a nearby pond completed in 1996, EnergyNorth recommended to NHDES a remedial plan that would cost approximately $4 million. In November 1997, Utilities settled this litigation on terms which are not material to the results of operations of Utilities.


OTHER MATTERS

         Foster Wheeler Penn Resources, Inc. v. UGI Utilities, Inc. Civil Action No. 97CV4592. On July 14, 1997, Foster Wheeler Penn Resources, Inc. filed suit against UGI Utilities, Inc. in United States District Court for the Eastern District of Pennsylvania alleging, among other things, that UGI Utilities breached an Agreement for the Sale and Purchase of Net Electrical Energy under which UGI Utilities had agreed to purchase electricity from a generating facility yet to be built by Foster Wheeler. In its suit Foster Wheeler seeks, among other things, a declaration that the Sale and Purchase Agreement remains in effect or in the alternative that Foster Wheeler be awarded damages in excess of $20 million. Management believes that it has defenses to Foster Wheeler's claims.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the last fiscal quarter of the 1997 fiscal year.


PART II:  SECURITIES AND FINANCIAL INFORMATION


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

         All of the outstanding shares of the Company's Common Stock are owned by UGI and are not publicly traded.


DIVIDENDS

         Dividends declared on the Company's Common Stock during the 1997 fiscal year totaled $25.1 million, including a $1 million intercompany receivable. Dividends declared on the Company's Common Stock during the 1996 and 1995 fiscal years totaled $32.9 million and $15.5 million (including $1.0 million in net assets of its former GASMARK operation), respectively.

         The information concerning restrictions on dividends required by Item 5 is included in Note 3 to the Company's Consolidated Financial Statements included in this Report and is incorporated herein by reference.

ITEM  6.  SELECTED  FINANCIAL  DATA

                                                                                                    Nine
                                                                                                   Months
                                                            Year Ended                              Ended
                                                           September 30,                        September 30,
                                      -------------------------------------------------    ----------------------
                                        1997         1996         1995          1994         1993         1992
                                      ---------    ---------    ---------     ---------    ---------    ---------
                                                                                                       (unaudited)
                                                                 (Thousands of dollars)
FOR THE PERIOD ENDED:
Income statement data:
Revenues                              $ 461,208    $ 460,496    $ 357,364     $ 395,061    $ 251,210    $ 246,677
                                      =========    =========    =========     =========    =========    =========

Income from:
     Continuing operations            $  38,711    $  38,348    $  28,018     $  23,555    $  16,031    $  15,782
     Discontinued operations (a)             --           --           --         6,918           --       13,471
                                      ---------    ---------    ---------     ---------    ---------    ---------
Income before accounting change          38,711       38,348       28,018        30,473       16,031       29,253
Change in accounting for
     postemployment benefits                 --           --       (1,028)           --           --           --
                                      ---------    ---------    ---------     ---------    ---------    ---------

Net income                               38,711       38,348       26,990        30,473       16,031       29,253
Dividends on preferred stock              2,764        2,765        2,778         1,356        2,124        1,905
                                      ---------    ---------    ---------     ---------    ---------    ---------

Net income after dividends
     on preferred stock               $  35,947    $  35,583    $  24,212     $  29,117    $  13,907    $  27,348
                                      =========    =========    =========     =========    =========    =========

AT  PERIOD  END:
Balance sheet data:
Total assets                          $ 681,378    $ 649,899    $ 661,480     $ 581,426    $ 561,306    $ 560,672
                                      =========    =========    =========     =========    =========    =========

Capitalization:
    Debt:
      Bank loans                      $  67,000    $  50,500    $  42,000     $  17,000    $      --    $      --
      Long-term debt including
        current maturities:             169,294      176,654      208,162       177,444      200,421      198,273
                                      ---------    ---------    ---------     ---------    ---------    ---------
      Total debt                        236,294      227,154      250,162       194,444      200,421      198,273
                                      ---------    ---------    ---------     ---------    ---------    ---------

    Preferred stock subject to
         mandatory redemption            35,187       35,187       35,202        35,202       33,222       35,223
    Common equity                       200,494      189,441      186,803       178,071      169,077      161,971
                                      ---------    ---------    ---------     ---------    ---------    ---------
Total capitalization                  $ 471,975    $ 451,782    $ 472,167     $ 407,717    $ 402,720    $ 395,467
                                      =========    =========    =========     =========    =========    =========

Ratio of capitalization:
      Total debt                           50.0%        50.3%        53.0%         47.7%        49.8%        50.1%
      UGI Utilities preferred stock         7.5%         7.8%         7.4%          8.6%         8.2%         8.9%
      Common equity                        42.5%        41.9%        39.6%         43.7%        42.0%        41.0%
                                      ---------    ---------    ---------     ---------    ---------    ---------
                                          100.0%       100.0%       100.0%        100.0%       100.0%       100.0%
                                      =========    =========    =========     =========    =========    =========

(a) Includes results of AmeriGas and Ashtola prior to April 10, 1992. Also includes the Company's oil field activities discontinued in 1986.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



1997 COMPARED WITH 1996


-----------------------------------------------------------------------------------
                                                                       Increase
Year Ended September 30,                     1997       1996          (Decrease)
-----------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
     Natural gas system throughput - bcf      80.2       85.4       (5.2)     (6.1)%
     Degree days - % colder (warmer)
        than normal                           (4.8)       4.2         --        --
     Revenues                               $389.1     $391.0     $ (1.9)      (.5)%
     Total margin                           $168.7     $169.7     $ (1.0)      (.6)%
     Operating income                       $ 74.8     $ 72.9     $  1.9       2.6 %

ELECTRIC UTILITY:
     Electric sales - gwh                    868.5      884.7      (16.2)     (1.8)%
     Revenues                               $ 72.1     $ 69.5     $  2.6       3.7 %
     Total margin                           $ 35.2     $ 33.0     $  2.2       6.7 %
     Operating income                       $ 10.7     $  8.6     $  2.1      24.4 %

CORPORATE GENERAL AND OTHER:
     Corporate general expenses             $ (5.6)    $ (3.9)    $  1.7      43.6 %
     Other operating income                 $   .2     $   .1     $   .1     100.0 %
-----------------------------------------------------------------------------------

bcf - billions of cubic feet. gwh - millions of kilowatt hours. Total margin represents revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in Gas Utility's service territory was 4.8% warmer than normal in 1997 compared to 4.2% colder than normal in 1996. The decrease in total system throughput principally reflects the warmer weather's effect on core market sales as well as a decrease in low-margin interruptible delivery service volumes associated with the shut-down of a gas-fired cogeneration facility.

Gas Utility revenues were $1.9 million lower in 1997 as a $27.2 million increase in core market revenues principally due to higher average PGC rates was offset by a $21.2 million decrease in core market revenues from lower sales and an $8.1 million decrease in revenues from off-system sales. Cost of gas sold by Gas Utility decreased $1.1 million to $205.2 million reflecting the lower off-system and core market sales offset by higher average PGC rates.

The decrease in Gas Utility total margin principally reflects a $6.3 million decrease in total margin from core market customers resulting from the warmer weather partially offset by a $5.5 million increase in total margin from interruptible customers.

Although total margin was slightly lower in 1997, Gas Utility operating income increased $1.9 million principally as a result of a $1.5 million decrease in operating and administrative expenses and higher miscellaneous income. Operating and administrative expenses during 1997 decreased principally as a result of a decrease in distribution system expenses, lower accruals for uncollectible accounts, and lower general and administrative expenses partially offset by higher costs associated with environmental matters.

ELECTRIC UTILITY. Electric Utility sales decreased in 1997 reflecting weather which was 5.6% warmer than in the prior-year period. Electric Utility base rate revenues increased $1.7 million as a $2.8 million increase resulting from higher base rates was partially offset by a $1.1 million decrease resulting from the lower sales. In addition, Electric Utility revenues include a $.9 million increase in energy cost recoveries. Cost of sales increased to $33.8 million in 1997 from $33.4 million in 1996 as a result of the higher energy cost recoveries partially offset by the lower sales.

Electric Utility total margin and operating income increased in 1997 principally as a result of the higher base rates. Electric Utility operating and administrative expenses in 1997 were essentially unchanged from the prior year.

CORPORATE GENERAL AND OTHER. Corporate general expenses, which represent an allocated share of corporate headquarters' expenses incurred by UGI, were $5.6 million in 1997 compared with $3.9 million in 1996. The 1996 corporate general expenses were lower as a result of adjustments to incentive compensation accruals.

INTEREST EXPENSE AND INCOME TAXES. Interest expense was $16.9 million in 1997 compared with $16.1 million in 1996. The increase in interest expense reflects higher average bank loans outstanding partially offset by lower average long-term debt outstanding. The effective income tax rate for 1997 was 38.8% compared with a rate of 37.9% for 1996.

1996 COMPARED WITH 1995


-----------------------------------------------------------------------------------
                                                                      Increase
Year Ended September 30,                     1996       1995         (Decrease)
-----------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
     Natural gas system throughput - bcf      85.4       82.4        3.0       3.6%
     Degree days - % colder (warmer)
        than normal                            4.2       (5.4)        --        --
     Revenues                               $391.0     $291.3     $ 99.7      34.2%
     Total margin                           $169.7     $140.9     $ 28.8      20.4%
     Operating income                       $ 72.9     $ 51.9     $ 21.0      40.5%

ELECTRIC UTILITY:
     Electric sales - gwh                    884.7      860.9       23.8       2.8%
     Revenues                               $ 69.5     $ 66.1     $  3.4       5.1%
     Total margin                           $ 33.0     $ 32.1     $   .9       2.8%
     Operating income                       $  8.6     $  9.1     $  (.5)     (5.5)%

CORPORATE GENERAL AND OTHER:
     Corporate general expenses             $ (3.9)    $ (6.6)    $ (2.7)    (40.9)%
     Other operating income                 $   .1     $  2.1     $ (2.0)    (95.2)%
-----------------------------------------------------------------------------------

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

The increase in Gas Utility total revenues reflects a $68.4 million increase in revenues from core market customers (reflecting higher sales and the full-year effect of higher base rates), greater off-system sales, and lower refunds of producer settlement charges. Cost of gas sold was $206.3 million during 1996, an increase of $67.7 million from 1995, reflecting principally the greater sales to core market customers, higher off-system sales, and lower refunds of producer settlement charges.

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

ELECTRIC UTILITY. Electric Utility sales increased during 1996 principally from colder heating-season weather. The $3.4 million increase in Electric Utility revenues reflects a $1.7 million increase in base rate revenues and a $1.7 million increase in energy cost recoveries. Electric Utility cost of sales was $33.4 million, an increase of $2.3 million from the prior year. The increase in the cost of sales resulted from higher sales and higher energy cost recoveries.

Electric Utility total margin increased as a result of the increased sales and higher base rates effective in July. However, operating income declined as the increase in Electric Utility total margin was more than offset by higher distribution system maintenance expenses, general and administrative expenses, and depreciation.

CORPORATE GENERAL AND OTHER. Corporate general expenses were $3.9 million in 1996 compared with $6.6 million in 1995. The allocated UGI corporate expenses in 1996 were lower as a result of adjustments to incentive compensation accruals. Other operating income in 1995 principally reflects income from the gas marketing activities of GASMARK, a former division of UGI Utilities' wholly owned subsidiary, UGI Development Company (UGIDC). Effective August 1, 1995, the business assets of GASMARK, which totaled $1.0 million, were dividended to UGI.

INTEREST EXPENSE AND INCOME TAXES. Interest expense was $16.1 million in 1996 compared with $16.8 million in 1995. The decrease in interest expense principally reflects a decrease in interest on bank loans and purchased gas cost overcollections. The effective income tax rate was 37.9% in 1996 compared with an effective tax rate of 29.5% in 1995. The lower income tax rate in 1995 reflects the benefit of a $4.3 million adjustment to deferred state income taxes recorded in September 1995 (see Note 4 to Consolidated Financial Statements). Income taxes in 1996 reflect a reduction in the Pennsylvania corporate income tax rate to 9.99% from 11.99%.

FINANCIAL CONDITION AND LIQUIDITY

CAPITALIZATION AND LIQUIDITY

Utilities' debt outstanding at September 30, 1997 totaled $236.3 million compared with $227.2 million at September 30, 1996. The increase principally reflects an increase in borrowings under its revolving credit facilities. Utilities has revolving credit agreements providing for borrowings of up to $82 million under committed lines through June 30, 2000. At September 30, 1997, borrowings under its revolving credit agreements totaled $67 million. Utilities also has a shelf registration for issuance from time to time of up to $75 million of debt securities.

Dividend payments to UGI totaled $24.1 million in 1997 compared with $32.9 million in 1996. The Company intends to declare and pay dividends to UGI subject to the availability of earnings and the cash needs of its businesses. In addition, certain of Utilities' debt agreements contain limitations with respect to incurring additional debt, require the maintenance of consolidated tangible net worth, as defined, of at least $125 million, and restrict the amounts of payments for investments, redemptions of capital stock, prepayment of subordinated debt and dividends. Under the most restrictive of these provisions, permitted future payments aggregate $149.4 million at September 30, 1997.

Management believes that cash flow from the Company's operations and funds available under its credit facilities will be sufficient to meet its liquidity needs for the foreseeable future.

CAPITAL EXPENDITURES

The following table presents capital expenditures of Gas Utility and Electric Utility for the years ended September 30, 1997, 1996 and 1995, as well as expected amounts for fiscal 1998. Utilities expects to finance 1998 capital expenditures through internally generated cash and borrowings under its credit facilities.

--------------------------------------------------------------------------------
Year Ended September 30,            1998         1997        1996         1995
--------------------------------------------------------------------------------
(Millions of dollars)            (estimate)
Gas Utility                       $  37.3      $  36.7      $  34.6      $  45.3
Electric Utility                      5.9          5.0          5.0          5.9
--------------------------------------------------------------------------------
                                  $  43.2      $  41.7      $  39.6      $  51.2
--------------------------------------------------------------------------------

YEAR 2000 MATTERS

The Company is currently in the process of modifying certain of its computer software systems so that they will function properly in the year 2000. The Company does not expect the costs necessary to modify these systems, which costs are and will be expensed as incurred, to have a material effect on the Company's results of operations.

CASH FLOWS

OPERATING ACTIVITIES. Utilities' operating cash flows are seasonal and are generally greatest during the winter and spring when customers pay heating bills incurred during the heating season. Accordingly, the actual amount of cash generated during such period is dependent in large part upon the severity of heating-season weather. Cash flow from operating activities was $69.5 million in 1997 compared with $57.0 million in 1996. Cash flows from operating activities before changes in operating working capital were $64.1 million in 1997 compared with $71.7 million in 1996. The decrease reflects in large part the effects of lower noncash deferred tax expense in 1997. Changes in operating working capital in 1997 provided $5.4 million of operating cash flow principally from an increase in accounts payable and purchased gas overcollections partially offset by an increase in accounts receivable. In 1996, changes in operating working capital required $14.6 million of operating cash flow principally from increases in inventories and accounts receivable and net refunds of Gas Utility fuel costs partially offset by an increase in accounts payable.

INVESTING ACTIVITIES. Expenditures for property, plant and equipment increased to $41.7 million in 1997 from $39.6 million in 1996. The increase is a result of higher Gas Utility capital expenditures.

FINANCING ACTIVITIES. During 1997, Utilities paid $24.1 million in dividends to UGI and $2.8 million to holders of preferred stock. Utilities made debt repayments of $27.4 million including scheduled repayments of $8.4 million of its 7.85% Series First Mortgage Bonds, $10.0 million of 8.70% Notes, and $7.1 million of 9.71% Notes. In addition, Utilities issued $20 million of ten year notes under its Series B Medium-Term Note program. Net borrowings under Utilities' revolving credit facilities totaled $16.5 million in 1997 compared with net borrowings of $8.5 million in 1996.

UTILITY BASE RATES

During the three-year period ended September 30, 1997, the following Gas and Electric utility base rate increases became effective:

------------------------------------------------------------------------------------
                                                         Increase in Annual Revenues
     Division                          Effective Date      Requested       Granted
------------------------------------------------------------------------------------
                                                            (Millions of dollars)
Electric Utility                           7/19/96          $   6.2        $   3.1
Gas Utility                                8/31/95             41.3           19.5
------------------------------------------------------------------------------------

CUSTOMER CHOICE ACT

On January 1, 1997, the Customer Choice Act became effective. The Customer Choice Act permits all Pennsylvania retail electric customers to choose their electric generation supplier over a three-year phase-in period commencing January 1, 1999. The Customer Choice Act requires all electric utilities to file restructuring plans with the PUC which, among other things, include unbundled prices for electric generation, transmission and distribution and a competitive transition charge (CTC) for the recovery of "stranded costs" which would be paid by all customers receiving transmission and distribution service. "Stranded costs" generally are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Under the Customer Choice Act, Electric Utility's rates for transmission and distribution services provided through June 30, 2001 are capped at levels in effect on January 1, 1997. In addition, Electric Utility generally may not increase the generation component of prices as long as stranded costs are being recovered through the CTC. Electric Utility will continue to be the only regulated electric utility having the right, granted by the PUC or by law, to distribute electric energy in its service territory.

On August 7, 1997, Electric Utility filed its Restructuring Plan with the PUC. The Restructuring Plan includes a claim for the recovery of $34.4 million for stranded costs during the period January 1, 1999 through December 31, 2002. The claim is primarily for the recovery of: (1) plant investments in excess of competitive market value and electric generation facility retirement costs; (2) potential costs associated with existing power purchase agreements; and (3) regulatory assets (principally income taxes) recoverable from ratepayers under current regulatory practice. The claim also seeks to establish a recovery mechanism that would permit the recovery of up to an additional $28 million of costs associated with the buyout or implementation of a December 1993 agreement to purchase power from an independent power producer. The PUC is expected to take action on Electric Utility's filing in May 1998.

Given the changing regulatory environment in the electric utility industry, the Company continues to evaluate its ability to apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) as it relates to its electric generation operations. SFAS 71 permits the recording of costs (regulatory assets) that have been, or are expected to be, allowed in the ratesetting process in a period different from the period in which such costs would be charged to expense by an unregulated enterprise. The Company believes its electric generation assets and related regulatory assets continue to satisfy the criteria of SFAS 71. If such electric generation assets no longer meet the criteria of SFAS 71, any related regulatory assets would be written-off unless some form of transition cost recovery is established by the PUC which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets. Any generation-related, long-lived fixed and intangible assets would be evaluated for impairment under the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Based upon an evaluation of the various factors and conditions affecting future cost recovery, the Company does not expect the Customer Choice Act to have a material adverse effect on its financial condition or results of operations.

On March 27, 1997, proposed gas customer choice legislation was introduced in the Pennsylvania General Assembly that would, among other things, extend the availability of gas transportation service to residential and small commercial customers of local gas distribution companies. It would permit all customers of natural gas distribution utilities to transport their natural gas supplies through the distribution systems of Pennsylvania gas utilities by April 1, 1999 and would also require Pennsylvania gas utilities to exit the merchant function of selling natural gas. Legislative committees have conducted public hearings on the proposed legislation and the Company has provided testimony on such issues as the recovery of costs associated with its existing gas supply assets and the need for standards to assure reliability of future gas supplies. The Company will continue to monitor developments with regard to the proposed legislation.

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

One of the ways Utilities initially expanded its business was by entering into agreements with other gas companies to operate their businesses. After 1888, the principal means by which Utilities expanded its gas business was to acquire all or a portion of the stock of companies engaged in this business. Utilities also provided management and administrative services to some of these companies. Utilities grew to become one of the largest public utility holding companies in the U.S. Pursuant to the Public Utility Holding Company Act of 1935, by 1954 Utilities divested all of its utility operations other than those which now constitute Gas Utility and Electric Utility.

The Company has been notified of several sites outside Pennsylvania where MGPs were operated by Utilities or owned or operated by its former subsidiaries, and environmental agencies or private parties are investigating the extent of environmental contamination and the necessity of environmental remediation. If Utilities were found liable as a "responsible party" as defined in the Superfund Law (or comparable state statutes) with respect to any of these sites, it would have joint and several liability with other responsible parties for the full amount of the cleanup costs. A "responsible party" under that statute includes the current owner of the affected property and each owner or operator of a facility during the time when hazardous substances were released on the property.

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

IMPACT OF INFLATION

Inflation impacts the Company's gas and electric utility operations primarily in the prices they pay for labor, materials and services. Because Electric Utility's base rates are capped and Gas Utility's base rates can be adjusted only through general rate filings with the PUC, increased costs, absent timely rate relief, can have a significant impact on Utilities' results. Under current tariffs, Gas Utility is permitted, after annual PUC review, to recover certain costs of purchased gas, fuel and power which comprise a substantial portion of Gas Utility's costs and expenses.

The Company attempts to limit the effects of inflation on its results of operations through cost control efforts, productivity improvements and, with respect to Gas Utility, timely rate relief.

ACCOUNTING PRINCIPLES NOT YET ADOPTED

In October 1996, the American Institute of Certified Public Accountants issued Statement of Position No. 96-1, "Environmental Remediation Liabilities" (SOP 96-1). SOP 96-1 provides guidance on the recognition, measurement, display and disclosure of environmental remediation liabilities. SOP 96-1, is effective for fiscal years beginning after December 15, 1996. The adoption of SOP 96-1 in fiscal 1998 is not expected to have a material effect on the Company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. The factors that could cause actual results to differ materially include those discussed herein as well as those listed in
Exhibit 99. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and the financial statement schedule set forth on pages F-1 to F-28 and page S-1 of this Report are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

        During fiscal year 1997, Utilities engaged a new independent auditor, Arthur Andersen LLP. The information required by Item 9 is incorporated in this Report by reference to Utilities' Amendment No. 1 on Form 8-K/A to its Current Report on Form 8-K dated July 11, 1997.


PART III:  UGI UTILITIES MANAGEMENT AND SECURITY HOLDERS


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

                            Utilities
                            Director               Principal Occupation
Name                 Age      Since            and Other Directorships (1)
----                 ---      -----            ---------------------------
Lon R. Greenberg     47       1994     Chairman of the Company (since August
                                       1996); Chief Executive Officer, (since
                                       August 1995) Director and President
                                       (since 1994) of UGI; formerly, Vice
                                       Chairman of the Company (1994 to 1996)
                                       and Senior Vice President-Legal and
                                       Corporate Development of UGI (1989 to
                                       July 1994).  Mr. Greenberg is also a
                                       director on the Mellon PSFS Advisory
                                       Board.

James W. Stratton    61       1979     President of Stratton Management Company
                                       since 1972 (investment advisory and
                                       financial consulting firm); Chairman and
                                       Chief Executive Officer of FinDaTex
                                       (financial services firm).  Director:
                                       AmeriGas Propane, Inc.; Stratton Growth
                                       Fund; Stratton Monthly Dividend Shares,
                                       Inc.; Stratton Small-Cap Yield Fund;
                                       Unisource Worldwide, Inc.; Teleflex, Inc.

                            Utilities
                             Director             Principal Occupation
Name                Age       Since           and Other Directorships (1)
----                ---       -----           ---------------------------
Robert C. Forney    70        1988      Retired; formerly Executive Vice
                                        President (1981 to 1989) and Director
                                        (1979 to 1989) of E. I. duPont de
                                        Nemours & Co., Inc. (chemicals and
                                        petroleum products). Director: AmeriGas
                                        Propane, Inc.; Wilmington Trust
                                        Corporation; Wilmington Trust Company;
                                        Wilmington Trust of Pennsylvania.

David I. J. Wang     65        1988     Retired; formerly Executive Vice
                                        President-Timber and Specialty Products
                                        and a Director of International Paper
                                        Company (1987 to 1991). Director:
                                        AmeriGas Propane, Inc.; Weirton Steel
                                        Corp.

Richard C. Gozon     59        1989     Executive Vice President of Weyerhaeuser
                                        Company (integrated forest products
                                        company) (since 1994).  Formerly
                                        Director (1984 to 1993), President and
                                        Chief Operating Officer of Alco Standard
                                        Corporation (provider of paper and
                                        office products) (1988 to 1993);
                                        Executive Vice President and Chief
                                        Operating Officer (1987); Vice President
                                        (1982 to 1988); President (1979 to 1987)
                                        of Paper Corporation of America.
                                        Director: AmeriSource Health Corporation and Triumph Group, Inc.

Quentin I. Smith, Jr. 70       1990     Retired; formerly Chairman and Chief
                                        Executive Officer of Towers Perrin
                                        (management consulting services) (1957
                                        to 1987).  Director: Omnicom Group Inc.;
                                        The Guardian Life Insurance Company
                                        of America.

                            Utilities
                             Director             Principal Occupation
Name                Age       Since            and Other Directorships (1)
----                ---       -----            ---------------------------

Stephen D. Ban       57        1991     President and Chief Executive Officer of
                                        Gas Research Institute (gas industry
                                        research and development) (since 1987);
                                        formerly Executive Vice President of Gas
                                        Research Institute (1986); formerly Vice
                                        President Research and Development,
                                        Bituminous Materials, Inc. (1981).
                                        Director: Energen Corporation.

Richard L. Bunn      61        1992     President and Chief Executive Officer of
                                        the Company (since May 1992).  Mr. Bunn
                                        joined the Company in 1958 as an
                                        engineer in the Electric Division.
                                        Director:  Paoli Travel Services, Inc.

Anne Pol             49        1993     Vice President of Thermo Electron
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

EXECUTIVE OFFICERS

Name                 Age                            Position
----                 ---                            --------

Lon R. Greenberg     47                Chairman of the Board of Directors

Richard L. Bunn      61                President and Chief Executive Officer

Brendan P. Bovaird   49                Vice President and General Counsel

Robert J. Chaney     55                Vice President and General Manager-Gas
                                       Utility Division

Mark R. Dingman      48                Vice President and General
                                       Manager-Electric Utility Division

John C. Barney       49                Vice President-Finance and Accounting

      Directors are elected annually. All officers are elected for a one-year term at the organizational meeting of the Board of Directors held each year.

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

Brendan P. Bovaird

      Mr. Bovaird is Vice President and General Counsel of the Company (since April 1995). He is also Vice President and General Counsel of UGI Corporation, and AmeriGas Propane, Inc. (since April 1995). Mr. Bovaird previously served as Division Counsel and Member of the Executive and Operations Committees of Wyeth-Ayerst International Inc. (1992 to 1995) and Senior Vice President, General Counsel and Secretary of Orion Pictures Corporation (1990 to 1991).

ITEM 11.  EXECUTIVE COMPENSATION

         The following table shows cash and other compensation paid or accrued to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers (collectively, the "Named Executives") for the last three fiscal years.


===================================================================================================================================
                                                    SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             Long-Term Compensation

-----------------------------------------------------------------------------------------------------------------------------------
                                  Annual Compensation
                                                                                            Awards         Payouts
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Securities
                                                                            Other         Underlying      Long-Term     All Other
                                                                           Annual        Options/SARs     Incentive    Compensation
          Name and              Year      Salary ($)        Bonus       Compensation       Granted        Payouts       ($) (3)
     Principal Position                                    ($) (1)         ($) (2)           (#)            ($)
===================================================================================================================================
Lon R. Greenberg (4) (5)        1997       $509,827       $425,000         $7,671        200,000 (6)         $0          $ 14,233
   Chairman                     1996       $465,000       $122,760         $7,359              0             $0          $ 10,462
                                1995       $381,923          $ 0           $7,365         14,167 (7)         $0          $ 11,439
-----------------------------------------------------------------------------------------------------------------------------------
Richard L. Bunn (5)             1997       $318,089       $139,073         $7,696         75,000 (6)         $0          $ 10,254
   President and Chief          1996       $305,900       $137,655         $5,855              0             $0          $ 10,579
   Executive Officer            1995       $305,900       $164,268         $6,684              0             $0          $  9,732
-----------------------------------------------------------------------------------------------------------------------------------
Robert J. Chaney
   Vice President &             1997       $164,396       $ 51,457         $4,272         35,000 (6)         $0          $  4,921
   General Manager,             1996       $156,601       $ 54,321         $4,019              0             $0          $  5,074
   Gas Utility Division         1995       $156,429       $ 68,904         $2,757              0             $0          $  4,579
-----------------------------------------------------------------------------------------------------------------------------------
Mark R. Dingman
   Vice President &             1997       $125,298       $ 26,322         $6,410         35,000 (6)         $0          $  3,649
   General Manager,             1996       $120,000       $ 33,600         $5,730              0             $0          $  3,375
   Electric Utility Division    1995       $119,912       $ 23,640         $4,036              0             $0          $  3,493
-----------------------------------------------------------------------------------------------------------------------------------
Brendan P. Bovaird (4)(5)       1997       $164,653       $ 64,449         $3,769         30,000 (6)         $0          $  4,196
   Vice President and           1996       $149,999       $ 21,853         $1,299              0             $0          $  1,363
   General Counsel              1995       $ 66,346       $  8,663         $    0         10,000 (7)         $0          $      0
===================================================================================================================================

(1) Bonuses earned under the UGI Corporation and UGI Utilities, Inc. Annual Bonus Plans are for the year reported, regardless of the year paid. The Annual Bonus Plans are based on the achievement of pre-determined business and/or financial performance objectives which support business plans and goals. Bonus opportunities vary by position and for fiscal year 1997 ranged from 0% to 148% of base salary for Mr. Greenberg, 0% to 52% for Mr. Bunn, from 0% up to 38% for Mr. Chaney, from 0% to 30% for Mr. Dingman, and from 0% to 65% for Mr. Bovaird.

(2)  Amounts represent tax payment reimbursements for certain benefits.

(3) Amounts represent matching contributions by the Company or UGI in accordance with the provisions of the UGI Utilities, Inc. Employee Savings Plan and/or allocations under the Executive Retirement Plan. During 1997, 1996 and 1995, the following contributions were made to the Named
     Executives: (i) under the Employee Savings Plan: For Messrs. Greenberg, Bunn, Chaney and Dingman, $3,375, $3,375 and $3,375; and Mr. Bovaird,

     $3,375, $1,363 and $0; and (ii) under the Supplemental Executive Retirement
     Plan: Mr. Greenberg, $10,858, $7,087 and $8,064; Mr. Bunn, $6,879, $7,204
     and $6,357; Mr. Bovaird $821, $0 and $0; Mr. Chaney, $1,546, $1,699 and
     $1,204; Mr. Dingman, $274, $0 and $118.

(4) Mr. Greenberg was elected Chairman, UGI Utilities, Inc. effective August 1, 1996. Compensation for Mr. Greenberg is attributable to his employment as Chairman, President and Chief Executive Officer of UGI Corporation. Compensation for Mr. Bovaird is attributable to his employment as Vice President and General Counsel of UGI Corporation. Mr. Greenberg and Mr. Bovaird receive no compensation from UGI Utilities, Inc.

(5) Compensation reported for Messrs. Greenberg, Bovaird and Bunn is also reported in the Proxy Statement for UGI's 1998 Annual Meeting of Shareholders and is not additive.

(6) Non-qualified stock options granted on December 10, 1996 under the UGI 1997 Stock Option and Dividend Equivalent Plan (the "1997 Plan"). The 1997 Plan consists of non- qualified stock option grants and the opportunity for participants to earn an amount equivalent to the dividends paid on shares covered by options, subject to a comparison of the total return realizable on a share of UGI's Common Stock ("UGI's Return") with the total return achieved by each member of a group of comparable peer companies (the "SODEP Peer Group") over a three-year period beginning January 1, 1997 and ending December 31, 1999. Total return encompasses both changes in the per share market price and dividends paid on a share of common stock.

(7) Non-qualified stock options granted under the UGI 1992 Stock Option and Dividend Equivalent Plan (the "1992 Plan").

OPTION GRANTS IN LAST FISCAL YEAR

         The following table shows information on grants of stock options during fiscal year 1997 to each of the Named Executives.

-------------------------------------------------------------------------------------------------------------------------------
                                                      OPTION GRANTS IN LAST FISCAL YEAR
-------------------------------------------------------------------------------------------------------------------------------
                                                              INDIVIDUAL GRANTS                                   GRANT DATE
                                                                                                                    VALUE
-------------------------------------------------------------------------------------------------------------------------------
                             NUMBER OF             % OF TOTAL
                             SECURITIES             OPTIONS
                             UNDERLYING            GRANTED TO            EXERCISE
                              OPTIONS             EMPLOYEES IN            OR BASE          EXPIRATION             GRANT DATE
           NAME              GRANTED (1)         FISCAL YEAR (2)           PRICE              DATE             PRESENT VALUE (3)
-------------------------------------------------------------------------------------------------------------------------------
Lon R. Greenberg                200,000               45%                 $22.625           12/09/06                $ 486,000
-------------------------------------------------------------------------------------------------------------------------------
Richard L. Bunn                  75,000               17%                 $22.625           12/09/06                $ 182,250
-------------------------------------------------------------------------------------------------------------------------------
Robert J. Chaney                 35,000                8%                 $22.625           12/09/06               $   85,050
-------------------------------------------------------------------------------------------------------------------------------
Mark R. Dingman                  35,000                8%                 $22.625           12/09/06               $   85,050
-------------------------------------------------------------------------------------------------------------------------------
Brendan P. Bovaird               30,000                7%                 $22.625           12/09/06               $   72,900
===============================================================================================================================


(1) Non-qualified stock options granted on December 10, 1996 under the 1997 SODEP. This grant also includes the opportunity to earn an amount equivalent to the dividends paid during the performance period on shares covered by options. The option exercise price is not less than 100% of the fair market value of UGI's Common Stock determined on the date of the grant. These options were fully vested on the date of grant. Options granted under the Plan are nontransferable and are generally exercisable only while the optionee is employed by the Company or an affiliate. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI's Common Stock.

(2) A total of 445,000 options were granted to employees and executive officers of the Company during fiscal year 1997 under the 1997 SODEP and the 1992 Non-Qualified Stock Option Plan. Under the 1992 Non-Qualified Stock Option Plan, the option exercise price is not less than 100% of the fair market value of UGI's Common Stock on the date of grant. Options granted on and after December 10, 1996 are fully vested on the date of grant. Options under the 1992 Plan are nontransferable and generally exercisable only while the optionee is employed by the Company or an affiliate. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI's Common Stock.

(3) Based on the Black-Scholes options pricing model. The assumptions used in calculating the grant date present value are as follows:

- Three years of closing monthly stock price observations were used to calculate the stock volatility and dividend yield assumptions

-    Stock volatility - .1676

-    Stock's dividend yield - 6.54%

-    Length of option term - 10 years

-    Annualized risk-free interest rate - 6.36%

-    Discount of risk of forfeiture - 0%

All options were granted at fair market value. The actual value, if any, the executive may realize will depend on the excess of the stock price on the date the option is exercised over the exercise price. There is no assurance that the value realized by the executive will be at or near the value estimated by the Black-Scholes model.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

         The following table shows information for the 1997 fiscal year concerning exercised and unexercised stock options for shares of UGI Common Stock for each of the Named Executives.

====================================================================================================================================
                                         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                                 AND FISCAL YEAR-END OPTION/SAR VALUE
====================================================================================================================================
                                                                     NUMBER OF SECURITIES
                                                                    UNDERLYING UNEXERCISED              VALUE OF UNEXERCISED IN-THE-
                                                                         OPTIONS/SARS                          MONEY OPTIONS/
                                                                    AT FISCAL YEAR END (#)              SARs AT FISCAL YEAR END ($)
------------------------------------------------------------------------------------------------------------------------------------
                              SHARES
                             ACQUIRED           VALUE
                                ON             REALIZED
           NAME            EXERCISE (#)          ($)           EXERCISABLE        UNEXERCISABLE        EXERCISABLE     UNEXERCISABLE
====================================================================================================================================
                                                               143,959 (2)             -0-            $1,079,693(4)         $0
Lon R. Greenberg (1)            -0-               $0           200,000 (3)             -0-            $1,000,000(5)         $0
------------------------------------------------------------------------------------------------------------------------------------
                                                                87,500 (2)             -0-            $ 656,250 (4)         $0
Richard L. Bunn (1)             -0-               $0            75,000 (3)             -0-            $ 375,000 (5)         $0
------------------------------------------------------------------------------------------------------------------------------------
                                                                45,000 (2)             -0-            $ 337,500 (4)         $0
Robert J. Chaney                -0-               $0            35,000 (3)             -0-            $ 175,000 (5)         $0
------------------------------------------------------------------------------------------------------------------------------------
                                                                 2,950 (2)             -0-            $  22,125 (4)         $0
Mark R. Dingman               42,050           $291,225         35,000 (3)             -0-            $ 175,000 (5)         $0
------------------------------------------------------------------------------------------------------------------------------------
                                                                10,000 (2)             -0-            $  75,000 (4)         $0
Brendan P. Bovaird              -0-               $0            30,000 (3)             -0-            $ 150,000 (5)         $0
====================================================================================================================================


(1) Information reported for Messrs. Greenberg and Bunn is also reported in the Proxy Statement for UGI's 1998 Annual Meeting of Shareholders and is not additive.

(2)  Options granted under the 1992 Stock Option and Dividend Equivalent Plan.

(3)  Options granted under the 1997 Stock Option and Dividend Equivalent Plan.

(4) Value based on comparison of price per share at September 30, 1997 (fair market value $27.625) to the 1992 Plan option price ($20.125).

(5) Value based on comparison of price per share at September 30, 1997 (fair market value $27.625) to the 1997 Plan option price ($22.625).

RETIREMENT BENEFITS

         The following table shows the annual benefits upon retirement at age 65 in 1997 applicable for various combinations of final average earnings and length of service which may be payable under the Retirement Income Plan for Employees of UGI Utilities, Inc. and participating employers (the "Retirement Plan") and the UGI Supplemental Executive Retirement Plan.


=============================================================================================================================

                                                     PENSION PLAN BENEFITS
-----------------------------------------------------------------------------------------------------------------------------
   FINAL 5-
    YEAR
   AVERAGE                                   ANNUAL BENEFIT FOR YEARS OF CREDITED SERVICE SHOWN (1)
   ANNUAL
  EARNINGS (2)
                   ----------------------------------------------------------------------------------------------------------
                    15 YEARS           20 YEARS           25 YEARS           30 YEARS          35 YEARS             40 YEARS
=============================================================================================================================
  $100,000           $28,500            $38,000            $47,500            $57,000            $66,500          $68,400 (3)

  $200,000           $57,000            $76,000            $95,000           $114,000           $133,000         $136,800 (3)

  $300,000           $85,500           $114,000           $142,500           $171,000           $199,500         $205,200 (3)

  $400,000          $114,000           $152,000           $190,000           $228,000           $266,000         $273,600 (3)

  $500,000          $142,500           $190,000           $237,500           $285,000           $332,500         $342,000 (3)

  $600,000          $171,000           $228,000           $285,000           $342,000           $399,000         $410,400 (3)

  $700,000          $199,500           $266,000           $332,500           $399,000           $465,500         $478,800 (3)

  $800,000          $228,000           $304,000           $380,000           $456,000           $532,000         $547,200 (3)

  $900,000          $256,500           $342,000           $427,500           $513,000           $598,500         $615,600 (3)

$1,000,000          $285,000           $380,000           $475,000           $570,000           $665,000         $684,000 (3)

$1,200,000          $342,000           $456,000           $570,000           $684,000           $798,000         $820,800 (3)

$1,400,000          $399,000           $532,000           $665,000           $798,000           $931,000         $957,600 (3)
=============================================================================================================================


(1) Annual benefits are computed on the basis of straight life annuity amounts. These amounts include pension benefits, if any, to which a participant may be entitled as a result of participation in a pension plan of a subsidiary during previous periods of employment. The amounts shown do not take into account exclusion of up to 35% of the estimated primary Social Security benefit. The Retirement Plan provides a minimum benefit equal to 25% of a participant's final 12 months' earnings, reduced proportionately for less than 15 years of credited service at retirement. The minimum Retirement Plan Benefit is not subject to Social Security offset. Messrs. Greenberg, Bunn, Chaney, Dingman and Bovaird had, respectively, 17 years, 39 years, 33 years, 24 years and 2 years of estimated credited service at September 30, 1997.

(2) Consists of (i) base salary, commissions and cash payments under the UGI and Utilities Annual Bonus Plans, and (ii) deferrals thereof permitted under the Internal Revenue Code.

(3) The maximum benefit under the Retirement Plan and the Supplemental Executive Retirement Plan is equal to 60% of a participant's highest consecutive 12 months' earnings during the last 120 months.


SEVERANCE PAY PLAN FOR SENIOR EXECUTIVE EMPLOYEES

         The UGI Corporation Senior Executive Employee Severance Pay Plan (the "UGI Severance Plan") assists certain senior level employees of Utilities, including Messrs. Greenberg, Bovaird, Chaney, Dingman and Ladner in the event their employment is terminated without fault on their part. Specified benefits are payable to a senior executive covered by the UGI Severance Plan if the senior executive's employment is involuntarily terminated for any reason other than for cause or as a result of the senior executive's death or disability.

         Benefits payable include a lump sum cash payment in an amount approximately equal to the sum of (i) three months of compensation (18 months in the case of Mr. Greenberg), (ii) a pro rata portion of the senior executive's annual target bonus under the Annual Bonus Plan for the current year, provided that the employment termination date occurs during the first ten months of the fiscal year, or, if the employment termination date occurs during the last two months of the fiscal year, and the Chief Executive Officer determines not to use his discretion to pay a pro-rata portion of the executive's annual target bonus, the full bonus payable after the end of the fiscal year, assuming that (x) the weighting to be applied to the business/financial performance goals is 100%, and
(y) the employee served the entire fiscal year, and (iii) separation pay determined in a manner consistent with that payable to employees generally, not exceeding 12 months of compensation. Certain employee benefits are continued for a specified period (the "Employee Benefit Period") not exceeding 15 months (30 months in the case of Mr. Greenberg) after termination, or the senior executive may be paid a lump sum equal to the present value of such benefits.

         In order to receive benefits under the UGI Severance Plan, a senior executive is required to execute a release which discharges Utilities and its affiliates from liability for any claims the senior executive may have against any of them, other than claims for amounts or benefits due to the executive under any plan, program or contract provided by or entered into with Utilities or its affiliates. The senior executive is also required to cooperate in attending to matters pending at the time of his or her termination of employment.

CHANGE OF CONTROL ARRANGEMENTS

         The Named Executives each have an agreement with UGI Corporation (the "Agreement") which provides certain benefits in the event of a change of control of UGI. The Agreements operate independently of the UGI Severance Plan, continue through July 2002, and are automatically extended in one-year increments thereafter unless, prior to a change of control, UGI terminates an Agreement. In the absence of a change of control, each Agreement will terminate when, for any reason, the executive terminates his employment with UGI or its subsidiaries.

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

         An executive who is terminated with rights to severance compensation under an Agreement will be entitled to receive an amount equal to 1.0 or 1.5 (2.5 in the case of Mr. Greenberg) times his average total cash remuneration for the preceding five calendar years. If the severance compensation payable under the Agreement, either alone or together with other payments to an executive, would constitute "excess parachute payments," as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), the executive will receive an additional amount, such that the net amount retained after payment of applicable taxes is equal to the severance total compensation payable.


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

         At December 9, 1997, UGI Corporation held 100% of the Company's Common Stock. UGI is located at 460 N. Gulph Road, King of Prussia, PA 19406.

         The following table sets forth, as of December 9, 1997, the number of shares of Common Stock of UGI beneficially owned by each director of the Company and each of the Named Executives, as well as all directors and executive officers as a group. Mr. Greenberg is the beneficial owner of approximately 1.2% of UGI's Common Stock. All other directors, Named Executives and executive officers own less than 1% of UGI's outstanding shares. The total number of shares beneficially owned by the directors and executive officers as a group (including 630,859 shares subject to options exercisable within 60 days), represents approximately 2.7% of UGI's outstanding shares.

                                          NUMBER OF
                                          SHARES AND
                                          NATURE OF
                                          BENEFICIAL            NUMBER
                                          OWNERSHIP               OF
                                           EXCLUDING            STOCK
NAME OF BENEFICIAL OWNER                OPTIONS (1)(2)          OPTIONS               TOTAL
------------------------                --------------          -------               -----
Stephen D. Ban                              8,705  (3)             3,400                 12,105
Brendan P. Bovaird                          8,147  (4)            40,000                 48,147
Richard L. Bunn                            62,600  (5)            75,000                137,600
Robert J. Chaney                            9,720  (6)           149,500                159,220
Mark R. Dingman                               358                 35,000                 35,358
Robert C. Forney                           12,186                  4,000                 16,186
Richard C. Gozon                           11,768                  5,000                 16,768
Lon R. Greenberg                           90,360  (7)           293,959                384,319
Anne Pol                                    4,276                      0                  4,276
Quentin I. Smith, Jr.                       8,071                  5,000                 13,071
James W. Stratton                           8,779                  5,000                 13,779
David I. J. Wang                           20,894                  5,000                 25,894

All directors and executive
officers as a group (13)                  210,019                630,859                879,363

--------------------


         (1) This column shows shares held in the individual's name, individually or jointly with others, or in the name of a bank, broker or nominee for the individual's account. It includes 2,000 shares held directly by Mr. Bunn's spouse.

(2) Included in the number of shares shown above are Deferred Units ("Units") acquired through the 1997 Directors' Equity Compensation Plan. Units are neither actual shares nor other securities, but each Unit will be converted to one share of Common Stock and paid out to directors upon their retirement or termination of service. The number of Units included for each director is as follows: Messrs. Stratton (7,351 Units), Forney (7,358 Units), Wang (6,466 Units), Gozon (5,340 Units), Smith (5,643 Units), Ban (3,424 Units) and Mrs. Pol (2,923 Units).

(3)  Shares are held jointly with Dr. Ban's spouse.

(4) Includes the number of shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan.

(5) Includes 45,092 shares held jointly with Mr. Bunn's spouse and 2,000 shares held directly by his spouse.

(6)  Includes 2,561 shares held jointly with Mr. Chaney's spouse.

(7)  Includes 72,759 shares held jointly with Mr. Greenberg's spouse.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In fiscal year 1997 UGI allocated $5,554,727, representing 42% of its general corporate expenses, to Utilities.

PART IV:  ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE,
                AND REPORTS ON FORM 8-K

     (a)           DOCUMENTS FILED AS PART OF THIS REPORT:

         (1)  FINANCIAL STATEMENTS

              Included under Item 8 are the following financial statements and supplementary data:

                  Reports of Independent Accountants

                  Consolidated Balance Sheets, September 30, 1997 and 1996

                  Consolidated Statements of Income for the fiscal years ended September 30, 1997, 1996 and 1995

                  Consolidated Statements of Cash Flows for the fiscal years ended September 30, 1997, 1996 and 1995

                  Consolidated Statements of Stockholders' Equity for the fiscal years ended September 30, 1997, 1996 and 1995

                  Notes to Consolidated Financial Statements


         (2)      FINANCIAL STATEMENT SCHEDULES

                  II-Valuation and Qualifying Accounts

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

         (3) LIST OF EXHIBITS:

     The exhibits filed as part of this Report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):


===============================================================================================================================
                                                INCORPORATION BY REFERENCE
===============================================================================================================================
 EXHIBIT NO.                           EXHIBIT                            REGISTRANT               FILING              EXHIBIT
===============================================================================================================================
     3.1         Utilities' Articles of Incorporation                      Utilities              Form 8-K               4(a)
                                                                                                 (9/22/94)
     3.2         Bylaws of UGI Utilities as in effect since                Utilities             Form 10-K               3.2
                 September 26, 1995                                                              (9/30/95)
-------------------------------------------------------------------------------------------------------------------------------
      4          Instruments defining the rights of
                 security holders, including indentures.
                 (The Company agrees to furnish to the
                 Commission upon request a copy of any instrument
                 defining the rights of holders of its long-term debt not
                 required to be filed pursuant to the description of
                 Exhibit 4 contained in Item 601 of
                 Regulation S-K)
-------------------------------------------------------------------------------------------------------------------------------

====================================================================================================================================
                                                     INCORPORATION BY REFERENCE
====================================================================================================================================
  EXHIBIT NO.                              EXHIBIT                            REGISTRANT               FILING              EXHIBIT
====================================================================================================================================
      4.1            Utilities' Articles of Incorporation and
                     Bylaws referred to in Exhibit Nos. 3.1
                     and 3.2


      4.2            Indenture between Utilities and First                        UGI                Form 10-K               (4)e
                     Union National Bank (formerly, First                                            (9/30/93)
                     Fidelity Bank, N.A. Pennsylvania,)
                     Trustee, dated as of August 1, 1993 and
                     related 6.5% Note due 2003.


      4.3            Form of Fixed Rate Medium-Term Note                       Utilities              Form 8-K               (4)i
                                                                                                     (8/26/94)

      4.4            Form of Fixed Rate Series B                               Utilities              Form 8-K               4(i)
                     Medium-Term Note                                                                 (8/1/96)

      4.5            Form of Floating Rate Series B                            Utilities              Form 8-K              4(ii)
                     Medium-Term Note                                                                 (8/1/96)

      4.6            (Intentionally left blank)

      4.7            Officer's Certificate establishing                        Utilities              Form 8-K              4(iv)
                     Medium-Term Notes series                                                        (8/26/94)

      4.8            Calculation Agent Agreement dated                         Utilities              Form 8-K              4(iii)
                     August 1, 1996 between UGI Utilities,                                            (8/1/96)
                     Inc. and First Union National Bank

      4.9            Form of Officer's Certificate establishing                Utilities              Form 8-K              4(iv)
                     Series B Medium-Term Notes under the                                             (8/1/96)
                     Indenture
-----------------------------------------------------------------------------------------------------------------------------------

==================================================================================================================================
                                                Incorporation by Reference
==================================================================================================================================
    Exhibit No.                           Exhibit                           Registrant                Filing               Exhibit
==================================================================================================================================
        10.1           Service Agreement (Rate FSS) dated                       UGI                 Form 10-K               10.5
                       as of November 1, 1989 between                                               (9/30/95)
                       Utilities and Columbia, as modified
                       pursuant to the orders of the Federal
                       Energy Regulatory Commission at Docket
                       No. RS92-5-000 reported at Columbia Gas
                       Transmission Corp., 64 FERC Paragraph 61,060
                       (1993), order on rehearing, 64 FERC
                       Paragraph 61,365 (1993)

        10.2           Service Agreement (Rate FTS) dated                    Utilities              Form 10-K              (10)o.
                       June 1, 1987 between Utilities and                                           (12/31/90)
                       Columbia, as modified by
                       Supplement No. 1 dated October 1,
                       1988; Supplement No. 2 dated
                       November 1, 1989; Supplement No.
                       3 dated November 1, 1990;
                       Supplement No. 4 dated November
                       1, 1990; and Supplement No. 5
                       dated January 1, 1991, as further
                       modified pursuant to the orders of
                       the Federal Energy Regulatory
                       Commission at Docket No.
                       RS92-5-000 reported at Columbia
                       Gas Transmission Corp., 64 FERC
                       Paragraph 61,060 (1993), order on
                       rehearing, 64 FERC Paragraph 61,365
                       (1993)

        10.3           Transportation Service Agreement                      Utilities              Form 10-K              (10)p.
                       (Rate FTS-1) dated November 1,                                               (12/31/90)
                       1989 between Utilities and Columbia
                       Gulf Transmission Company, as
                       modified pursuant to the orders of
                       the Federal Energy Regulatory
                       Commission in Docket No.
                       RP93-6-000 reported at Columbia Gulf
                       Transmission Co., 64 FERC Paragraph
                       61,060 (1993), order on rehearing,
                       64 FERC Paragraph 61,365 (1993)

----------------------------------------------------------------------------------------------------------------------------------

==============================================================================================================================
                                            INCORPORATION BY REFERENCE
==============================================================================================================================
EXHIBIT NO.                           EXHIBIT                           REGISTRANT                FILING               EXHIBIT
==============================================================================================================================
   10.4**          UGI Corporation 1992 Directors'                          UGI                 Form 10-Q              (10)ff
                   Stock Plan                                                                   (6/30/92)

   10.5**          UGI Corporation Directors Deferred                       UGI                 Form 10-K               10.39
                   Compensation Plan dated August 26,                                           (9/30/94)
                   1993

   10.6**          UGI Corporation Directors' Equity                        UGI                 Form 10-Q               10.1
                   Compensation Plan                                                            (3/31/97)

   10.7**          UGI Corporation 1992 Stock Option                        UGI                 Form 10-Q              (10)ee
                   and Dividend Equivalent Plan, as                                             (6/30/92)
                   amended May 19, 1992

   10.8**          UGI Corporation Annual Bonus Plan                        UGI                 Form 10-Q               10.4
                   dated March 8, 1996                                                          (6/30/96)

   10.9**          UGI Utilities, Inc. Annual Bonus                      Utilities              Form 10-Q               10.4
                   Plan dated March 8, 1996                                                     (6/30/96)
                   `
  10.10**          1997 Stock Purchase Loan Plan                            UGI                 Form 10-K               10.16
                                                                                                (9/30/97)

  10.11**          UGI Corporation Senior Executive                         UGI                 Form 10-K               10.12
                   Employee Severance Pay Plan                                                  (9/30/97)
                   effective January 1, 1997

  10.12**          Change of Control Agreement                              UGI                 Form 10-K               10.13
                   between UGI Corporation and Lon                                              (9/30/97)
                   R. Greenberg

  10.13**          Form of Change of Control Agreement                      UGI                 Form 10-K               10.14
                   between UGI Corporation and Mr. Bunn                                         (9/30/97)

--------------------------------------------------------------------------------------------------------------------------------

===================================================================================================================================
                           INCORPORATION BY REFERENCE
===================================================================================================================================
     EXHIBIT NO.                              EXHIBIT                       REGISTRANT                FILING              EXHIBIT
===================================================================================================================================
       10.14**           Form of Change of Control Agreement                    UGI                 Form 10-K              10.15
                         between UGI Corporation and each of                Corporation             (9/30/97)
                         Messrs. Chaney, Dingman and Bovaird


       10.15**           UGI Corporation 1992 Non-Qualified                  AmeriGas               Form 10-K              10.19
                         Stock Option Plan                                Partners, L.P.            (9/30/95)

       10.16**           Amendment No. 1 to UGI Corporation                UGI Utilities            Form 10-Q                10
                         1992 Non-Qualified Stock Option Plan                                       (6/30/97)

       10.17**           UGI Corporation 1997 Stock Option                      UGI                 Form 10-Q               10.2
                         and Dividend Equivalent Plan                                               (3/31/97)
-----------------------------------------------------------------------------------------------------------------------------------
        *12.1            Computation of Ratio of Earnings to
                         Fixed Charges
        *12.2            Computation of Ratio of Earnings to
                         Combined Fixed Charges and Preferred
                         Stock Dividends
-----------------------------------------------------------------------------------------------------------------------------------
         *13             Amendment No. 1 on Form 8-K/A to
                         Form 8-K dated July 11, 1997
-----------------------------------------------------------------------------------------------------------------------------------
        *23.1            Consent of Arthur Andersen LLP
        *23.2            Consent of Coopers & Lybrand L.L.P.
         *27             Financial Data Schedule
         *99             Cautionary Statements Affecting
                         Forward-looking Information
===================================================================================================================================


*    Filed herewith.

** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

     b.  REPORTS ON FORM 8-K.

         During the last quarter of the 1997 fiscal year, the Company filed a Current Report on Form 8-K dated July 11, 1997, consisting of Items 4 and 7; and Amendment No. 1 on

         Form 8-K/A to the Current Report on Form 8-K dated July 11, 1997, consisting of Items 4 and 7.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    UGI UTILITIES, INC.


Date:  December 16, 1997                       By:   John C. Barney
                                                     --------------
                                                     John C. Barney
                                                     Vice President -
                                                     Finance and Accounting

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 16, 1997 by the following persons on behalf of the Registrant in the capacities indicated.


      SIGNATURE                                           TITLE
      ---------                                           -----

Richard L. Bunn                                  President and Chief
-----------------------                          Executive Officer
Richard L. Bunn                                  (Principal Executive
                                                 Officer) and Director



Lon R. Greenberg                                 Chairman and Director
-----------------------
Lon R. Greenberg


John C. Barney                                    Vice President -
-----------------------                           Finance and Accounting
John C. Barney                                    (Principal Financial
                                                  Officer and Principal
                                                  Accounting Officer)



Stephen D. Ban                                      Director
-----------------------
Stephen D. Ban


Robert C. Forney                                    Director
-----------------------
Robert C. Forney

      SIGNATURE                                TITLE
      ---------                                -----


Richard C. Gozon                               Director
---------------------
Richard C. Gozon


                                               Director
---------------------
Anne Pol



Quentin I. Smith, Jr.                          Director
---------------------
Quentin I. Smith, Jr.


James W. Stratton                              Director
---------------------
James W. Stratton


David I. J. Wang                               Director
---------------------
David I. J. Wang

                                  EXHIBIT INDEX


EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------


12.1                        Computation of Ratio of Earnings to Fixed Charges

12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

13                          Amendment No. 1 on Form 8-K/A to Form 8-K dated
                            July 11, 1997

23.1                        Consent of Arthur Andersen LLP

23.2                        Consent of Coopers & Lybrand L.L.P.

27                          Financial Data Schedule

99                          Cautionary Statements Affecting Forward-looking
                            Information

                      UGI UTILITIES, INC. AND SUBSIDIARIES




                              FINANCIAL INFORMATION

                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED SEPTEMBER 30, 1997

                      UGI UTILITIES, INC. AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                            Pages
                                                                            -----
Financial Statements:

   Reports of Independent Public Accountants                             F-3 and F-4

   Consolidated Balance Sheets as of September 30,
      1997 and 1996                                                      F-5 and F-6

   Consolidated Statements of Income for the years
      ended September 30, 1997, 1996 and 1995                                F-7

   Consolidated Statements of Cash Flows for the years
      ended September 30, 1997, 1996 and 1995                                F-8

   Consolidated Statements of Stockholders' Equity
      for the years ended September 30, 1997, 1996 and 1995                  F-9

   Notes to Consolidated Financial Statements                           F-10 to F-28

Financial Statement Schedule:

   For the years ended September 30, 1997, 1996 and 1995:

      II - Valuation and Qualifying Accounts                                 S-1


All other financial statement schedules are omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included elsewhere in the respective financial statements or notes thereto contained herein.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholder
UGI Utilities, Inc.

We have audited the accompanying consolidated balance sheet of UGI Utilities, Inc. and subsidiaries as of September 30, 1997 and the related consolidated statements of income, stockholder's equity and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UGI Utilities, Inc. and subsidiaries as of September 30, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information for the year ended September 30, 1997 included on the schedule listed in the Index to Financial Statements and Financial Statement Schedule, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Chicago, Illinois
November 14, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder
UGI Utilities, Inc.



We have audited the accompanying consolidated balance sheet of UGI Utilities, Inc. and subsidiaries as of September 30, 1996 and the related consolidated statements of income, stockholder's equity, and cash flows for the years ended September 30, 1996 and 1995. We have also audited the related financial statement schedule for the years ended September 30, 1996 and 1995 listed in the index on page F-2 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UGI Utilities, Inc. and subsidiaries as of September 30, 1996, and the consolidated results of their operations and cash flows for the years ended September 30, 1996 and 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for postemployment benefits in 1995.



COOPERS & LYBRAND L.L.P.


Philadelphia, Pennsylvania
November 22, 1996

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)


                                                                September 30,
                                                               1997       1996
                                                             --------   --------
ASSETS
Current assets:
    Cash and cash equivalents (note 1)                       $ 12,813   $  3,100
    Accounts receivable (less allowances for doubtful
       accounts of $3,333 and $3,976, respectively)            25,309     26,288
    Accrued utility revenues (note 1)                           7,688      8,612
    Inventories (notes 1 and 6)                                30,645     30,035
    Deferred income taxes (notes 1 and 4)                       7,179      6,316
    Prepaid expenses and other current assets                   4,653      1,920
                                                             --------   --------
       Total current assets                                    88,287     76,271

Property, plant and equipment (notes 1 and 3):
    Gas utility                                               637,943    605,150
    Electric utility                                          118,808    114,915
    General                                                     8,897      9,794
                                                             --------   --------
                                                              765,648    729,859
    Less accumulated depreciation and amortization            237,293    222,559
                                                             --------   --------
       Net property, plant and equipment                      528,355    507,300

Regulatory income tax asset (notes 1 and 4)                    44,438     42,908
Other assets                                                   20,298     23,420
                                                             --------   --------

       Total assets                                          $681,378   $649,899
                                                             ========   ========



The accompanying notes are an integral part of these financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Thousands of dollars, except per share)


                                                                September 30,
                                                               1997       1996
                                                             --------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Current maturities of long-term debt (note 3)       $ 17,143   $ 25,543
         Current portion of preferred stock (note 7)            3,000         --
         Bank loans (note 3)                                   67,000     50,500
         Accounts payable                                      45,367     39,517
         Employee compensation and benefits accrued             8,207      8,210
         Dividends and interest accrued                         3,692      4,975
         Income taxes accrued                                   5,071      5,302
         Other current liabilities                             26,621     22,882
                                                             --------   --------
            Total current liabilities                         176,101    156,929

     Long-term debt (note 3)                                  152,151    151,111

     Deferred income taxes (notes 1 and 4)                     99,868     95,452
     Deferred investment tax credits (notes 1 and 4)           10,376     10,775
     Other noncurrent liabilities                              10,201     11,004

     Commitments and contingencies (note 8)

     Preferred stock subject to mandatory redemption,
         without par value (note 7)                            32,187     35,187

     Common stockholder's equity:
         Common Stock, $2.25 par value (authorized -
          40,000,000 shares; issued and outstanding -
          26,781,785 shares)                                   60,259     60,259
         Additional paid-in capital                            68,249     68,052
         Retained earnings                                     71,986     61,130
                                                             --------   --------
            Total common stockholder's equity                 200,494    189,441
                                                             --------   --------

            Total liabilities and stockholders' equity       $681,378   $649,899
                                                             ========   ========



The accompanying notes are an integral part of these financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Thousands of dollars)



                                                            Year Ended
                                                           September 30,
                                                -----------------------------------
                                                  1997          1996        1995
                                                ---------    ---------    ---------
Revenues (note 1)                               $ 461,208    $ 460,496    $ 357,364
                                                ---------    ---------    ---------
Costs and expenses:
    Gas, fuel and purchased power (note 1)        238,978      239,643      169,694
    Operating and administrative expenses         117,874      119,432      108,514
    Operating and administrative expenses
       - related parties (note 13)                  5,555        3,850        6,585
    Depreciation and amortization (note 1)         21,431       21,602       19,754
    Miscellaneous income, net (note 10)            (2,777)      (1,842)      (3,780)
                                                ---------    ---------    ---------
                                                  381,061      382,685      300,767
                                                ---------    ---------    ---------

Operating income                                   80,147       77,811       56,597
Interest expense                                   16,872       16,094       16,838
                                                ---------    ---------    ---------

Income before income taxes                         63,275       61,717       39,759
Income taxes (notes 1 and 4)                       24,564       23,369       11,741
                                                ---------    ---------    ---------

Income before accounting change                    38,711       38,348       28,018
Change in accounting for postemployment
 benefits (note 5)                                     --           --       (1,028)
                                                ---------    ---------    ---------

Net income                                         38,711       38,348       26,990
Dividends on preferred stock                        2,764        2,765        2,778
                                                ---------    ---------    ---------

Net income after dividends on preferred stock   $  35,947    $  35,583    $  24,212
                                                =========    =========    =========










The accompanying notes are an integral part of these financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)


                                                                              Year Ended
                                                                            September 30,
                                                                   --------------------------------
                                                                     1997        1996        1995
                                                                   --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $ 38,711    $ 38,348    $ 26,990
     Adjustments to reconcile net income to net cash provided
         by operating activities:
            Depreciation and amortization                            21,431      21,602      19,754
            Deferred income taxes, net                                  549       7,481       2,369
            Provision for uncollectible accounts                      4,272       4,933       3,376
            Other                                                      (850)       (704)        541
                                                                   --------    --------    --------
                                                                     64,113      71,660      53,030
            Net change in:
                Accounts receivable and accrued utility revenues     (2,401)     (9,444)     (9,805)
                Inventories                                            (610)     (6,608)      2,823
                Deferred fuel adjustments                             4,639     (10,731)       (138)
                Pipeline transition and producer settlement
                    recoveries (costs), net                          (1,769)      1,074      (7,591)
                Accounts payable                                      5,850       5,894       7,803
                Other current assets and liabilities                   (338)      5,184      (3,454)
                                                                   --------    --------    --------
            Net cash provided by operating activities                69,484      57,029      42,668
                                                                   --------    --------    --------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Expenditures for property, plant and equipment                 (41,684)    (39,659)    (51,221)
     Net costs of property, plant and equipment disposals              (884)     (1,189)       (973)
     Other, net                                                         500         740       1,225
                                                                   --------    --------    --------
        Net cash used by investing activities                       (42,068)    (40,108)    (50,969)
                                                                   --------    --------    --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Payment of dividends                                           (26,823)    (35,649)    (16,897)
     Issuance of long-term debt                                      20,000      20,000      48,000
     Repayment of long-term debt                                    (27,380)    (54,828)    (17,236)
     Bank loans increase                                             16,500       8,500      25,000
     Redemption of Series Preferred Stock                                --         (15)         --
                                                                   --------    --------    --------
        Net cash provided (used) by financing activities            (17,703)    (61,992)     38,867
                                                                   --------    --------    --------

    Cash and cash equivalents increase (decrease)                  $  9,713    $(45,071)   $ 30,566
                                                                   ========    ========    ========

CASH AND CASH EQUIVALENTS:
     End of period                                                 $ 12,813    $  3,100    $ 48,171
     Beginning of period                                              3,100      48,171      17,605
                                                                   --------    --------    --------
         Increase (decrease)                                       $  9,713    $(45,071)   $ 30,566
                                                                   ========    ========    ========




The accompanying notes are an integral part of these financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Thousands of dollars)

                                                            Additional
                                                  Common      Paid-in   Retained
                                                   Stock      Capital   Earnings
                                                 --------    --------   --------
Balance September 30, 1994                       $ 60,259    $ 68,052   $ 49,760

    Net income                                                            26,990
    Cash dividends - common stock                                        (14,507)
    Cash dividends - preferred stock                                      (2,778)
    Dividend of subsidiary net assets                                       (973)
                                                 --------    --------   --------
Balance September 30, 1995                         60,259      68,052     58,492

    Net income                                                            38,348
    Cash dividends - common stock                                        (32,884)
    Cash dividends - preferred stock                                      (2,765)
    Other                                                                    (61)
                                                 --------    --------   --------
Balance September 30, 1996                         60,259      68,052     61,130

    Net income                                                            38,711
    Cash dividends - common stock                                        (24,060)
    Cash dividends - preferred stock                                      (2,764)
    Dividend of subsidiary assets                                         (1,031)
    Other                                                         197
                                                 --------    --------   --------
Balance September 30, 1997                       $ 60,259    $ 68,249   $ 71,986
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

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        Given the changing regulatory environment in the electric utility industry (see Note 2), the Company continues to evaluate its ability to apply the provisions of SFAS 71 as it relates to its electric generation operations. The Company believes its electric generation assets and related regulatory assets continue to satisfy the criteria of SFAS 71. If such electric generation assets no longer meet the criteria of SFAS 71, any related regulatory assets would be written off unless some form of transition cost recovery is established by the PUC which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. Any generation-related, long-lived fixed and intangible assets would be evaluated for impairment under the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

        CONSOLIDATED STATEMENTS OF CASH FLOWS

        Cash equivalents include all highly liquid investments with maturities of three months or less when purchased and are recorded at cost plus accrued interest, which approximates market value.

        Interest paid during 1997, 1996 and 1995, was $17,507, $16,100 and
        $15,530, respectively. Income taxes paid during 1997, 1996 and 1995 were $24,246, $15,736, and $11,535, respectively.

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

        Depreciation of Gas Utility's and Electric Utility's plant and equipment is computed using the straight-line method over the estimated average remaining lives of the various classes of depreciable property. Depreciation as a percentage of the related average depreciable base for 1997, 1996 and 1995 was 2.7%, 2.9% and 2.8%; and 3.6%, 3.6% and 3.4% for
        Gas Utility and Electric Utility, respectively. Depreciation expense during 1997, 1996 and 1995 was $20,899, $20,848 and $18,983, respectively.

        DEFERRED FUEL ADJUSTMENTS

        Gas Utility's tariffs contain, and prior to January 1, 1997, Electric Utility's tariffs contained, clauses which permit recovery of certain gas, fuel and purchased power costs in excess of the level of such costs included in base rates. The clauses provide for a periodic adjustment for the difference between the total amount collected under each clause and the recoverable costs incurred. Accordingly, the difference between amounts recognized in revenues and the applicable gas, fuel and purchased power costs incurred is deferred until subsequently billed or refunded to customers.

        In accordance with the provisions of the Customer Choice Act (see Note
        2), the rates Electric Utility can charge its customers, including amounts pertaining to the recovery of fuel and purchased power costs, were capped effective January 1, 1997. The difference between amounts collected and costs actually incurred as of January 1, 1997 is being considered by the PUC in conjunction with Electric Utility's Customer Choice Act restructuring plan. Such amount was not material.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.      REGULATORY MATTERS

        ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

        On January 1, 1997, the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) became effective. The Customer Choice Act permits all Pennsylvania retail electric customers to choose their electric generation supplier over a three-year phase-in period commencing January 1, 1999. The Customer Choice Act requires all electric utilities to file restructuring plans with the PUC which, among other things, include unbundled prices for electric generation, transmission and distribution and a competitive transition charge (CTC) for the recovery of "stranded costs" which would be paid by all customers receiving transmission and distribution service. "Stranded costs" generally are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Under the Customer Choice Act, Electric Utility's rates for transmission and distribution services provided through June 30, 2001 are capped at levels in effect on January 1, 1997. In addition, Electric Utility generally may not increase the generation component of prices as long as stranded costs are being recovered through the CTC. Electric Utility will continue to be the only regulated electric utility having the right, granted by the PUC or by law, to distribute electric energy in its service territory.

        On August 7, 1997, Electric Utility filed its restructuring plan with the PUC. The restructuring plan includes a claim for the recovery of $34,426 for stranded costs during the period January 1, 1999 through December 31, 2002. The claim is primarily for the recovery of: (1) plant investments in excess of estimated competitive market value and electric generation facility retirement costs; (2) potential costs associated with existing power purchase agreements; and (3) regulatory assets (principally income taxes) recoverable from ratepayers under current regulatory practice. The claim also seeks to establish a recovery mechanism that would permit the recovery of up to an additional $28,000 of costs associated with the buyout or implementation of a December 1993 agreement to purchase power from an independent power producer. The PUC is expected to take action on Electric Utility's filing in May 1998.

        Based upon an evaluation of the various factors and conditions affecting future cost recovery, the Company does not expect the Customer Choice Act to have a material adverse effect on its financial condition or results of operations.

        BASE RATE CASES

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        On January 26, 1996, Electric Utility filed with the PUC for a $6,200 increase in base rates. On July 18, 1996, the PUC approved a settlement of this proceeding authorizing a $3,100 increase in annual revenues, effective July 19, 1996.

        REGULATORY ASSETS (LIABILITIES)

        The following regulatory assets (liabilities) are included in the accompanying balance sheets at September 30:

                                                          1997           1996
                                                        --------       --------
        Regulatory income tax asset                     $ 44,438       $ 42,908
        Other postretirement benefits                      3,809          4,322
        Refundable state taxes                            (3,102)        (4,166)
        Deferred fuel costs (recoveries), net             (3,565)         1,074
        Deferred producer settlement and pipeline
          transition recoveries                           (3,852)        (5,876)
        Deferred environmental costs                         706            697

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.      DEBT

        Long-term debt comprises the following at September 30:

                                                                   1997          1996
                                                                 ---------    ---------
        First Mortgage Bonds:
            7.85% Series due November 1996                       $      --    $   8,400
        Other long-term debt:
            7.17% Series B Medium-Term Notes, due
              June 2007                                             20,000           --
            7.37% Medium-Term Notes, due October 2015               22,000       22,000
            6.73% Medium-Term Notes, due October 2002               26,000       26,000
            6.62% Medium-Term Notes, due May 2005                   20,000       20,000
            6.50% Senior Notes, due August 2003 (less
              unamortized discount of $134 and $153,
              respectively)                                         49,866       49,847
            8.70% Notes, due March 1997 and 1998 in annual
              installments of $10,000                               10,000       20,000
            9.71% Notes, due through September 2000 in
              annual installments of $7,143                         21,428       28,571
            Other                                                       --        1,836
                                                                 ---------    ---------

        Total long-term debt                                       169,294      176,654
        Less current maturities                                    (17,143)     (25,543)
                                                                 ---------    ---------

        Long-term debt due after one year                        $ 152,151    $ 151,111
                                                                 ---------    ---------

        Scheduled repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows: 1998 - $17,143; 1999 - $7,143; 2000 - $7,142; 2001 - $ -; 2002 - $ -.

        The mortgage collateralizing UGI Utilities First Mortgage Bonds constitutes a first lien on UGI Utilities' plant.

        At September 30, 1997, UGI Utilities had revolving credit agreements with five banks providing for borrowings of up to $102,000 through December 1997 and $82,000 through June 2000. The commitments expiring in June 2000 may be extended for one-year periods, upon timely notice, unless the banks elect not to renew. The agreements provide UGI Utilities with the option to borrow at various prevailing interest rates, including the prime rate. A commitment fee at an annual rate of 3/16 of 1% is payable quarterly on the unused available committed credit lines. At September 30, 1997 and 1996, borrowings under these agreements totaled $67,000 and $50,500, respectively, and are classified as bank loans. The weighted-average interest rates on UGI Utilities' bank loans at September 30, 1997 and 1996 were 6.3% and 5.9%, respectively.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        Certain of UGI Utilities' debt agreements contain limitations with respect to incurring additional debt, require the maintenance of consolidated tangible net worth of at least $125,000, and restrict the amount of payments for investments, redemptions of capital stock, prepayments of subordinated indebtedness and dividends. Under the most restrictive of these provisions, permitted future restricted payments aggregate $149,413 at September 30, 1997.

4.      INCOME TAXES

        The provisions for income taxes consist of the following:

                                                       1997         1996         1995
                                                     --------     --------     --------
        Current:
            Federal                                  $ 18,168     $ 12,184     $  6,742
            State                                       5,847        3,704        2,630
                                                     --------     --------     --------
                                                       24,015       15,888        9,372
        Deferred                                          947        7,880        2,768
        Investment credit amortization                   (398)        (399)        (399)
                                                     --------     --------     --------
                                                     $ 24,564     $ 23,369     $ 11,741
                                                     --------     --------     --------

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        A reconciliation from the statutory federal tax rate to the effective tax rate is as follows:

                                                            1997        1996        1995
                                                            ----        ----        ----
        Statutory federal tax rate                          35.0%       35.0%       35.0%
        Difference in tax rate due to:
           State income taxes, net of
             federal benefit                                 6.5         6.2         7.5
           Adjustment to deferred state
             income taxes                                   --          --         (10.7)
           Deferred investment credit
             amortization                                    (.6)        (.7)       (1.0)
           Other, net                                       (2.1)       (2.6)       (1.3)
                                                            ----        ----        ----
        Effective tax rate                                  38.8%       37.9%       29.5%
                                                            ----        ----        ----

        Deferred tax liabilities (assets) comprise the following at September 30:

                                                                    1997         1996
                                                                 ---------    ---------
        Excess book basis over tax basis of property, plant
          and equipment                                          $  85,387    $  81,060
        Regulatory income tax asset                                 18,439       17,802
        Other                                                        6,862        8,977

                                                                 ---------    ---------
        Gross deferred tax liabilities                             110,688      107,839
                                                                 ---------    ---------

        Deferred investment tax credits                             (4,305)      (4,471)
        Deferred fuel refunds                                       (1,450)          --
        Employee-related expenses                                   (4,494)      (4,348)
        Regulatory liability - state income taxes                   (1,287)      (1,729)
        Other                                                       (6,463)      (8,155)
                                                                 ---------    ---------

        Gross deferred tax assets                                  (17,999)     (18,703)
                                                                 ---------    ---------

        Net deferred tax liabilities                             $  92,689    $  89,136
                                                                 ---------    ---------

        During 1995, UGI Utilities recorded a regulatory income tax asset of $12,587 related to $11,329 of existing deferred state income taxes expected to be recovered in the future through the ratemaking process. Pursuant to the Gas Utility Base Rate Settlement, UGI Utilities recorded a regulatory liability of $5,319 associated with a five-year flowback to ratepayers of approximately $4,787 in previously recovered deferred state income taxes. The net effect of these adjustments increased 1995 net income by $4,251.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        As of September 30, 1997 and 1996, UGI Utilities had recorded approximately $30,305 and $29,575, respectively, of deferred tax liabilities pertaining to utility temporary differences, principally a result of accelerated tax depreciation, the tax benefits of which previously were or will be flowed through to ratepayers. These deferred tax liabilities have been reduced by deferred tax assets of $4,305 and $4,471 at September 30, 1997 and 1996, respectively, pertaining to utility deferred investment tax credits. As of September 30, 1997 and 1996, UGI Utilities had recorded a regulatory income tax asset related to these net deferred taxes of $44,438 and $42,908, respectively, representing future revenues expected to be recovered through the ratemaking process. This regulatory income tax asset will be recognized in deferred tax expense as the corresponding temporary differences reverse and additional income taxes are incurred.

5.      PENSION PLAN AND OTHER POSTEMPLOYMENT BENEFITS

        The Retirement Income Plan for Employees of UGI Utilities, Inc. (UGI Utilities Plan) is a noncontributory defined benefit pension plan covering substantially all employees of UGI Utilities and UGI. UGI Utilities Plan's benefits are generally based on years of service and employee compensation during the last years of employment.

        The components of net pension income associated with UGI Utilities' employees participating in the UGI Utilities Plan include the following:

                                                 1997             1996             1995
                                              ---------        ---------        ----------
        Service cost - benefits earned
             during the period                $   2,564        $   2,657        $    2,020
        Interest cost on projected
             benefit obligation                  10,037            9,621             9,500
        Actual return on plan assets            (38,240)         (15,393)          (26,745)
        Net amortization and deferral            24,482            2,330            14,542
                                              ---------        ---------        ----------

        Net pension income                    $  (1,157)       $    (785)       $     (683)
                                              ---------        ---------        ----------

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        The following table sets forth UGI Utilities Plan's actuarial present value of benefit obligations and funded status at September 30:

                                                                    1997        1996
                                                                 ---------    ---------
        Projected benefit obligation:
              Vested benefits                                    $(118,180)   $(106,917)
              Nonvested benefits                                    (6,772)      (5,912)
                                                                 ---------    ---------
                Accumulated benefit obligation                    (124,952)    (112,829)
              Effect of projected future salary levels             (24,111)     (21,337)
                                                                 ---------    ---------
                Projected benefit obligation                      (149,063)    (134,166)
        Plan assets at fair value                                  189,539      157,264
                                                                 ---------    ---------
              Excess of plan assets over projected benefit
                obligation                                          40,476       23,098
        Unrecognized net gain                                      (26,885)      (9,609)
        Unrecognized prior service cost                              5,999        6,664
        Unrecognized transition asset                              (11,155)     (12,785)
                                                                 ---------    ---------
        Prepaid pension cost                                     $   8,435    $   7,368
                                                                 ---------    ---------

        Included in the September 30, 1997 and 1996 projected benefit obligation amounts above are $8,264 and $7,569, respectively, relating to employees of UGI.

        The major actuarial assumptions used in determining UGI Utilities Plan's funded status as of September 30, 1997, 1996 and 1995, and net pension income for each of the years then ended, are as follows:

                                                               1997         1996       1995
                                                               ----         ----       ----
         Funded status at September 30:
            Discount rate                                       7.4%        8.0%       7.5%
            Rate of increase in salary levels                   4.5         4.75       4.5
         Net pension income for the year:
            Discount rate                                       8.0         7.5        8.7
            Rate of increase in salary levels                   4.75        4.5        5.0
            Expected return on plan assets                      9.5         9.5        9.5
                                                               ----         ----       ----

        UGI Utilities Plan's assets at September 30, 1997 consist principally of equity and fixed income mutual funds and investment-grade corporate and
        U. S. Government obligations. The Company also has unfunded nonqualified retirement benefit plans for certain key employees and directors. At September 30, 1997 and 1996, the projected benefit obligations of these nonqualified plans were not material. During 1997, 1996 and 1995, the Company recorded expense for these plans of $244, $257 and $336, respectively.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        The Company sponsors a 401(k) savings plan (Savings Plan) for eligible employees. Participants in the Savings Plan may contribute a portion of their compensation on a before-tax and after-tax basis. The Company may, at its discretion, match a portion of participants' contributions to the Savings Plan. The cost of such Company matching contributions for 1997, 1996 and 1995 were $880, $865 and $770, respectively.

        The Company provides postretirement health care benefits to certain retirees and a limited number of active employees meeting certain age and service requirements as of January 1, 1989 and also provides limited postretirement life insurance benefits to substantially all active and retired employees.

        The components of net periodic postretirement benefit cost are as follows:

                                                        1997        1996          1995
                                                      -------      -------      -------
        Service cost - benefits earned
            during the period                         $    61      $    67      $    51
        Interest cost on accumulated
            postretirement benefit
            obligation                                  1,576        1,908        1,763
        Actual return on plan assets                     (142)          --           --
        Net amortization and deferral                   1,071        1,369        1,055
                                                      -------      -------      -------
        Net periodic postretirement
            benefit cost                                2,566        3,344        2,869
        Decrease (increase) in
            regulatory asset                              513         (149)        (983)
                                                      -------      -------      -------
        Net expense                                   $ 3,079      $ 3,195      $ 1,886
                                                      -------      -------      -------

        The following table sets forth the actuarial present value and funded status of the Company's postretirement health care and life insurance benefit plans at September 30:

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                     1997        1996
                                                                   --------    --------
        Accumulated postretirement benefit obligation:
              Retirees                                             $(18,618)   $(20,355)
              Fully eligible active participants                     (1,834)     (4,000)
              Other active participants                              (1,520)     (1,306)
                                                                   --------    --------
                                                                    (21,972)    (25,661)
        Plan assets at fair value                                     3,479       1,853
        Unrecognized net gain                                        (1,881)     (2,835)
        Unrecognized prior service cost                                  --       2,149
        Unrecognized transition obligation                           16,320      19,921
                                                                   --------    --------

        Accrued postretirement benefit cost                        $ (4,054)   $ (4,573)
                                                                   --------    --------

        Included in the September 30, 1997 and 1996 accumulated postretirement benefit obligation amounts above are $406 and $365, respectively, relating to employees of UGI.

        The major actuarial assumptions used in determining the funded status of the Company's postretirement health care and life insurance benefit plans at September 30, 1997, 1996 and 1995, and net periodic postretirement benefit cost for the years then ended, are as follows:

                                                               1997        1996      1995
                                                              -------    -------    -------
        Funded status at September 30:
           Discount rate                                          7.4%       8.0%       7.5%
           Health care cost trend rate                        6.0-5.5    6.5-5.5    7.0-5.5
        Net periodic postretirement
           benefit cost for the year:
              Discount rate                                       8.0        7.5        8.7
              Health care cost trend rate                     6.5-5.5    7.0-5.5   10.0-5.5
                                                              -------    -------   --------

        The ultimate health care cost trend rate of 5.5% in the table above is assumed for all years after 2007. Increasing the health care cost trend rate one percent increases the September 30, 1997 and 1996 accumulated postretirement benefit obligations by $1,534 and $2,150, respectively, and increases the net periodic postretirement benefit costs for 1997, 1996 and 1995, by $115, $160 and $130, respectively.

        UGI Utilities has established an Employee Benefit Trust (VEBA) to pay retiree health care and life insurance benefits and to fund the UGI Utilities' postretirement benefit liability. At September 30, 1997, the VEBA balance totaled $3,479 and was primarily invested in money market funds.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        Effective August 31, 1995, Gas Utility is permitted to recover in its rates approximately $2,400 in ongoing annual costs incurred under the provisions of SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). Gas Utility is required to defer the difference between the amount of SFAS 106 costs included in rates and the actuarially determined annual SFAS 106 costs for recovery or refund to ratepayers in future rate proceedings. Also effective August 31, 1995, Gas Utility was permitted the recovery over 17.25 years of approximately $4,000 in deferred excess SFAS 106 costs. These deferred costs represent the difference between costs incurred under SFAS 106, comprising principally deferred transition obligation amortization, and costs incurred on a pay-as-you-go basis for periods prior to August 31, 1995. Gas Utility's 1995 Base Rate Settlement, however, reserved the right of any party to challenge the prospective recovery of these deferred excess SFAS 106 costs in future rate proceedings. The Company continues to monitor administrative and judicial proceedings involving deferred excess SFAS 106 costs and recognizes that, based on applicable law, it is possible that in future rate proceedings Utilities could prospectively be denied recovery of some or all of its deferred excess SFAS 106 costs.

        Effective October 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112). SFAS 112 requires, among other things, the accrual of benefits provided to former or inactive employees (who are not retirees) and to their beneficiaries and covered dependents. Prior to the adoption of SFAS 112, the Company accounted for these postemployment benefits on a pay-as-you-go basis. The cumulative effect of SFAS 112 on the Company's results of operations for periods prior to October 1, 1994 of $1,798 pre-tax ($1,028 after-tax) has been reflected in the 1995 Consolidated Statement of Income as "Change in accounting for postemployment benefits."

6.      INVENTORIES

        Inventories comprise the following at September 30:

                                                                 1997      1996
                                                               -------   -------
        Utility fuel and gases                                 $25,963   $26,012
        Appliances for sale                                      1,877     1,374
        Materials, supplies and other                            2,805     2,649
                                                               -------   -------
                                                               $30,645   $30,035
                                                               -------   -------

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        arrearage has been cured. Cash dividends have been paid at the specified annual rates on all outstanding Series Preferred Stock.

        Series Preferred Stock subject to mandatory redemption comprises the following at September 30:

                                                                  1997        1996
                                                                --------    --------
        $1.80 Series, stated at involuntary liquidation
              value of $23.50 per share, cumulative (issued
              and outstanding - 7,963 shares)                   $    187    $    187

        $8.00 Series, stated at involuntary liquidation
              value of $100 per share, cumulative (issued
              and outstanding - 150,000 shares)                   15,000      15,000

        $7.75 Series, stated at involuntary liquidation
              value of $100 per share, cumulative (issued
              and outstanding - 200,000 shares)                   20,000      20,000
                                                                --------    --------
        Total Series Preferred Stock subject to mandatory
              redemption                                          35,187      35,187
        Less current portion                                      (3,000)         --
                                                                --------    --------
        Total Series Preferred Stock due after one year         $ 32,187    $ 35,187
                                                                --------    --------

        UGI Utilities is required to purchase shares of its $1.80 Series Preferred Stock tendered at a purchase price of $23.50 per share. After January 1, 1998, UGI Utilities may call any untendered $1.80 Series shares at a redemption price of $23.50 per share.

        UGI Utilities is required to establish a sinking fund to redeem on April 1 in each year, commencing April 1, 1998, 30,000 shares of its $8.00 Series Preferred Stock at a price of $100 per share. The $8.00 Series is redeemable, in whole or in part, at the option of UGI Utilities at a price of $103.56 per share commencing April 2, 1997, decreasing by equal amounts on April 2 of each subsequent year through 2001.

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

        Mandatory sinking fund requirements on UGI Utilities' Series Preferred Stock during each of the fiscal years 1998 to 2002 is $3,000.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.      COMMITMENTS AND CONTINGENCIES

        The Company leases various buildings and transportation, data processing and office equipment under operating leases. Certain of the leases contain renewal and purchase options and also contain escalation clauses. The aggregate rental expense for such leases for 1997, 1996 and 1995 was $5,083, $4,891 and $4,861, respectively.

        Minimum future payments under operating leases having initial or remaining noncancelable terms in excess of one year for the fiscal years ending September 30 are as follows: 1998 - $4,210; 1999 - $3,526; 2000 -
        $2,883; 2001 - $2,400; 2002 - $2,104; after 2002 - $1,578.

        Gas Utility has gas supply agreements with producers and marketers that expire at various dates through 2000 and has agreements for pipeline transportation and storage capacity that expire at various dates through 2017 and 2014, respectively. In addition, Gas Utility has short-term gas supply agreements which permit it to purchase certain of its gas supply needs at spot prices.

        Electric Utility has a power supply agreement with Pennsylvania Power and Light, Inc. (PP&L) pursuant to which PP&L supplies all the electric power required by Electric Utility, above that provided from other sources. The cost of such electricity supplied by PP&L is based on PP&L's actual system costs. During 1997, 1996 and 1995, approximately 53%, 52% and 50%, respectively, of Electric Utility's total electric system output was supplied by PP&L. Electric Utility has provided notice to PP&L of its intention to terminate this agreement as of March 2001.

        UGI Utilities, along with other companies, has been named as a potentially responsible party (PRP) in several administrative proceedings for the cleanup of various waste sites, including some Superfund sites. Also, certain private parties have filed, or threatened to file, suit against the Company to recover costs of investigation and, as appropriate, remediation of several waste sites. In addition, UGI Utilities has identified environmental contamination at several of its properties and has voluntarily undertaken investigation and, as appropriate, remediation of these sites in cooperation with appropriate environmental agencies or private parties.

        With respect to a manufactured gas plant site in Concord, New Hampshire, EnergyNorth Natural Gas, Inc. (EnergyNorth) filed suit against UGI Utilities alone seeking UGI Utilities' allocable share of response costs associated with remediating gas plant related contaminants at that site. In September 1997, UGI Utilities reached a settlement pursuant to which it agreed to pay EnergyNorth a portion of its remediation costs. The settlement did not materially affect the Company's results of operations.

        At a manufactured gas plant site in Burlington, Vermont, the United States Environmental Protection Agency has named 19 parties, including UGI Utilities, as PRPs for gas plant contamination that resulted from the operations of a former subsidiary of UGI Utilities. In

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        September 1997, after several years of study, a coordinating council of community groups and PRPs recommended a remedial plan consisting of capping and monitoring the site. In December 1997, Green Mountain Power Company, the lead PRP at the site, agreed in principle to relieve UGI Utilities of any liability at the site on terms that would not materially affect the Company's results of operations.

        At sites in which a former subsidiary of UGI Utilities operated a manufactured gas plant, UGI Utilities should not have significant liability because UGI Utilities generally is not legally liable for the obligations of its subsidiaries. Under certain circumstances, however, courts have found parent companies liable for environmental damage caused by subsidiary companies when the parent company exercised such substantial control over the subsidiary that the court concluded that the parent company either (i) itself operated the facility causing the environmental damage or (ii) otherwise so controlled the subsidiary that the subsidiary's separate corporate form should be disregarded. There could be, therefore, significant future costs of an uncertain amount associated with environmental damage caused by manufactured gas plants that UGI Utilities owned or directly operated, or that were owned or operated by former subsidiaries of UGI Utilities, if a court were to conclude that the level of control exercised by UGI Utilities over the subsidiary satisfies the standard described above. In many circumstances where UGI Utilities may be liable, expenditures may not be reasonably quantifiable because of a number of factors, including various costs associated with potential remedial alternatives, the unknown number of other potentially responsible parties involved and their ability to contribute to the costs of investigation and remediation, and changing environmental laws and regulations.

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

        In addition to these environmental matters, there are various other pending claims and legal actions arising in the normal course of the Company's businesses. The final results of environmental and other matters cannot be predicted with certainty. However, it is reasonably possible that some of them could be resolved unfavorably to the Company. Management believes, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on the Company's financial position but could be material to operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.      FINANCIAL INSTRUMENTS

        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and bank loans approximate fair value because of the immediate or short-term maturity of these financial instruments. Based upon current market prices and discounted present value methods calculated using borrowing rates available for debt with similar credit ratings, terms and maturities, the fair values of the Company's long-term debt at September 30, 1997 and 1996 are estimated to be approximately $173,000 and $176,000, respectively. The fair values of the Company's Series Preferred Stock are based upon the fair values of redeemable preferred stock with similar credit ratings and redemption features and are estimated to be approximately $36,000 and $37,000 at September 30, 1997 and 1996, respectively.

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. This risk is limited due to the Company's large customer base and its dispersion across many different markets. At September 30, 1997 and 1996, the Company had no significant concentrations of credit risk.

10.     MISCELLANEOUS INCOME

        Miscellaneous income comprises the following:

                                                 1997     1996     1995
                                                ------   ------   ------
        Interest income                         $  153   $  403   $1,286
        Gas brokerage income                        --       --    1,409
        Other                                    2,624    1,439    1,085
                                                ------   ------   ------
                                                $2,777   $1,842   $3,780
                                                ------   ------   ------

        Effective August 1, 1995, the Company dividended the net assets of GASMARK, the Company's gas brokerage business, to UGI. Such net assets totaled $973.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.     SEGMENT INFORMATION

        Information on revenues, operating income, identifiable assets, depreciation and amortization and capital expenditures by business segment for 1997, 1996 and 1995 follows:

                                                    1997             1996             1995
                                                 ---------        ---------        ---------
          REVENUES
          Gas utility                            $ 389,064        $ 390,994        $ 291,258
          Electric utility                          72,144           69,502           66,106
                                                 ---------        ---------        ---------

              Total                              $ 461,208        $ 460,496        $ 357,364
                                                 ---------        ---------        ---------
          OPERATING INCOME (LOSS)
          Gas utility                            $  74,790        $  72,937        $  51,947
          Electric utility                          10,689            8,622            9,109
          Other                                        223              102            2,126
          Corporate general                         (5,555)          (3,850)          (6,585)
                                                 ---------        ---------        ---------

              Total                              $  80,147        $  77,811        $  56,597
                                                 ---------        ---------        ---------

          IDENTIFIABLE ASSETS
              (at period end)
          Gas utility                            $ 594,331        $ 561,793         $554,277
          Electric utility                          86,247           83,872           86,637
          Corporate general and other                  800            4,234           20,566
                                                 ---------        ---------        ---------

              Total                              $ 681,378        $ 649,899         $661,480
                                                 ---------        ---------        ---------

          DEPRECIATION AND AMORTIZATION
          Gas utility                            $  17,194        $  17,576        $  16,068
          Electric utility                           4,237            4,024            3,682
          Corporate general                              -                2                4
                                                 ---------        ---------        ---------

              Total                              $  21,431        $  21,602        $  19,754
                                                 ---------        ---------        ---------

          CAPITAL EXPENDITURES
          Gas utility                            $  36,691        $  34,624        $  45,273
          Electric utility                           4,993            5,035            5,922
          Corporate general and other                    -                -               26
                                                 ---------        ---------        ---------

              Total                              $  41,684        $  39,659        $  51,221
                                                 =========        =========        =========

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.     QUARTERLY DATA (UNAUDITED)

        The following quarterly information includes all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of such information. Quarterly results fluctuate because of the seasonal nature of UGI Utilities' businesses.

                                  December 31,            March 31,             June 30,            September 30,
                                1996       1995       1997       1996       1997       1996       1997        1996
                              --------   --------   --------   --------   --------   --------   --------    --------
 Revenues                     $134,154   $122,241   $173,304   $181,412   $ 88,208   $ 88,860   $ 65,542    $ 67,983
 Operating income (loss)        30,343     27,712     41,022     40,495      8,977      9,389       (195)        215
 Net income (loss)              16,185     14,660     22,763     22,425      2,970      3,702     (3,207)     (2,439)
                              --------   --------   --------   --------   --------   --------   --------    --------


13.     RELATED PARTY TRANSACTIONS

        UGI bills UGI Utilities for an allocated share of its general corporate expenses. These billed expenses are classified as operating and administrative expenses - related parties in the Consolidated Statements of Income for 1997, 1996 and 1995.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             (Thousands of dollars)

                                                      Balance at   Charged to                Balance at
                                                      beginning    costs and                   end of
                                                       of year      expenses     Other          year
                                                      ----------   ----------   -------      ----------
YEAR ENDED SEPTEMBER 30, 1997
-----------------------------
Reserves deducted from assets
  in the consolidated  balance sheet:

     Allowance for doubtful accounts                    $3,976       $4,272     $(4,915)(1)    $3,333
                                                      ========     ========     =======      ========

     Other reserves(3)                                  $3,160       $3,021     $  (236)(2)    $5,945
                                                      ========     ========     =======      ========
YEAR ENDED SEPTEMBER 30, 1996
-----------------------------
Reserves deducted from assets in
  the consolidated balance sheet:

     Allowance for doubtful accounts                    $2,660       $4,933     $(3,617)(1)    $3,976
                                                      ========     ========     =======      ========

     Other reserves(3)                                  $3,255       $  237     $  (332)(2)    $3,160
                                                      ========     ========     =======      ========
YEAR ENDED SEPTEMBER 30, 1995
-----------------------------
Reserves deducted from assets in the consolidated
  balance sheet:

     Allowance for doubtful accounts                    $2,796       $3,376     $(3,512)(1)    $2,660
                                                      ========     ========     =======      ========

     Other reserves(3)                                  $2,294       $1,411     $  (450)(2)    $3,255
                                                      ========     ========     =======      ========

(1) Uncollectible accounts written off, net of recoveries.

(2) Represents property and casualty liability payments.

(3) Includes reserves for self-insured property and casualty liability, insured property and casualty liability, environmental, litigation and other.