Form 10-Q
period 1997-12-31
UGI UTILITIES INC
filed 1998-02-13
CIK 100548

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1997

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

         At January 31, 1998, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding all of which were held, beneficially and of record, by UGI Corporation.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                                                PAGES
                                                                                                -----

PART I FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets as of December 31, 1997,
                    September 30, 1997 and December 31, 1996                                      1

                Condensed Consolidated Statements of Income for the
                    three and twelve months ended December 31, 1997 and 1996                      2

                Condensed Consolidated Statements of Cash Flows for the
                    three and twelve months ended December 31, 1997 and 1996                      3

                Notes to Condensed Consolidated Financial Statements                            4 - 8

     Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                         9 - 15



PART II OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K                                                  15

     Signatures                                                                                   16

                          PART I FINANCIAL INFORMATION
                      UGI UTILITIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                             (Thousands of dollars)

                                                                                 December 31,      September 30,     December 31,
                                                                                    1997               1997              1996
                                                                                 ------------     --------------     ------------
ASSETS
------
  Current assets:
     Cash and cash equivalents                                                   $    2,862       $   12,813         $   3,546
     Accounts receivable (less allowances for doubtful accounts
        of $3,084, $3,333 and $3,585, respectively)                                  49,691           25,309            49,821
     Accrued utility revenues                                                        23,052            7,688            22,443
     Inventories                                                                     26,843           30,645            28,426
     Deferred income taxes                                                            7,887            7,179             6,193
     Prepaid expenses and other current assets                                        1,319            4,653               173
                                                                                 ------------     -----------        ----------
        Total current assets                                                        111,654           88,287           110,602

  Property, plant and equipment, at cost (less accumulated depreciation
     and amortization of $241,632, $237,293 and $227,832, respectively)             531,385          528,355           511,288

  Regulatory income tax asset                                                        44,828           44,438            43,257
  Other assets                                                                       20,349           20,298            21,565
                                                                                 ------------     -----------        ----------
     Total assets                                                                $  708,216       $  681,378         $ 686,712
                                                                                 ============     ===========        ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------
  Current liabilities:
     Current maturities of long-term debt                                        $   17,143       $   17,143         $  17,143
     Current portion of redeemable preferred stock                                    3,000            3,000                 -
     Bank loans                                                                      62,700           67,000            69,300
     Accounts payable                                                                40,614           45,367            41,259
     Other current liabilities                                                       55,255           43,591            49,812
                                                                                 ------------     -----------        ----------
        Total current liabilities                                                   178,712          176,101           177,514

  Long-term debt                                                                    172,156          152,151           151,116
  Deferred income taxes                                                             101,816           99,868            96,742
  Other noncurrent liabilities                                                       19,967           20,577            21,218
  Commitments and contingencies

  Redeemable preferred stock                                                         32,187           32,187            35,187

  Common stockholder's equity:
     Common Stock, $2.25 par value (authorized - 40,000,000 shares;
        issued and outstanding - 26,781,785 shares)                                  60,259           60,259            60,259
     Additional paid-in capital                                                      68,249           68,249            68,052
     Retained earnings                                                               74,870           71,986            76,624
                                                                                 ------------     -----------        ----------
        Total common stockholder's equity                                           203,378          200,494           204,935
                                                                                 ------------     -----------        ----------
     Total liabilities and stockholders' equity                                  $  708,216       $  681,378         $ 686,712
                                                                                 ============     ===========        ==========


The accompanying notes are an integral part of these financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                             (Thousands of dollars)




                                                           Three Months Ended            Twelve Months Ended
                                                             December 31,                    December 31,
                                                       -------------------------      -------------------------
                                                          1997          1996              1997          1996
                                                       ----------     ----------      -----------    ----------
Revenues                                                $135,464       $134,154         $462,518      $472,409
                                                       ----------     ----------      -----------    ----------

Costs and expenses:
   Gas, fuel and purchased power                          72,497         69,295          242,180       249,059
   Operating and administrative expenses                  27,075         28,336          116,613       119,426
   Operating and administrative expenses
      - related parties                                    1,098          1,246            5,407         3,596
   Depreciation and amortization                           5,351          5,564           21,218        21,858
   Miscellaneous income, net                                (886)          (630)          (3,033)       (1,972)
                                                       ----------     ----------      -----------    ----------
                                                         105,135        103,811          382,385       391,967
                                                       ----------     ----------      -----------    ----------

Operating income                                          30,329         30,343           80,133        80,442
Interest expense                                           4,321          4,242           16,951        16,092
                                                       ----------     ----------      -----------    ----------
Income before income taxes                                26,008         26,101           63,182        64,350
Income taxes                                               9,800          9,916           24,448        24,477
                                                       ----------     ----------      -----------    ----------
Net income                                                16,208         16,185           38,734        39,873
Dividends on preferred stock                                 691            691            2,764         2,765
                                                       ----------     ----------      -----------    ----------
Net income after dividends on preferred stock           $ 15,517       $ 15,494         $ 35,970      $ 37,108
                                                       ==========     ==========      ===========    ==========





The accompanying notes are an integral part of these financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (Thousands of dollars)


                                                                           Three Months Ended             Twelve Months Ended
                                                                               December 31,                     December 31,
                                                                       ---------------------------     -------------------------
                                                                          1997            1996           1997            1996
                                                                       ----------      -----------     ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                            $  16,208        $ 16,185       $ 38,734       $  39,873
 Adjustments to reconcile net income to net cash provided (used)
  by operating activities:
   Depreciation and amortization                                           5,351           5,564         21,218          21,858
   Deferred income taxes, net                                                484             964             69           5,711
   Other, net                                                                878            (739)         5,039           2,498
                                                                       ----------      -----------     ----------    -----------
                                                                          22,921          21,974         65,060          69,940
   Net change in:
    Accounts receivable and accrued utility revenues                     (40,745)        (38,171)        (4,975)         (5,564)
    Inventories                                                            3,802           1,609          1,583          (9,590)
    Deferred fuel adjustments                                              2,197           1,225          5,611          (9,502)
    Pipeline transition and producer settlement
     recoveries (costs), net                                                 180            (380)        (1,209)          2,022
    Accounts payable                                                      (4,753)          1,742           (645)          3,119
    Other current assets and liabilities                                  12,523          11,878            307           4,632
                                                                       ----------      -----------     ----------    -----------
   Net cash provided (used) by operating activities                       (3,875)           (123)        65,732          55,057
                                                                       ----------      -----------     ----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for property, plant and equipment                           (8,465)         (9,594)       (40,555)        (39,149)
 Net proceeds (costs) of property, plant and equipment disposals              13             (46)          (825)         (1,146)
 Other, net                                                                  -               500            -               740
                                                                       ----------      -----------     ----------    -----------
  Net cash used by investing activities                                   (8,452)         (9,140)       (41,380)        (39,555)
                                                                       ----------      -----------     ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of dividends                                                    (13,324)           (691)       (39,456)        (24,089)
 Issuance of long-term debt                                               20,000             -           40,000             -
 Repayment of long-term debt                                                 -            (8,400)       (18,980)        (15,543)
 Bank loans increase (decrease)                                           (4,300)         18,800         (6,600)         24,800
 Redemption of Series Preferred Stock                                        -               -              -               (15)
                                                                       ----------      -----------     ----------    -----------
  Net cash provided (used) by financing activities                         2,376           9,709        (25,036)        (14,847)
                                                                       ----------      -----------     ----------    -----------

 Cash and cash equivalents increase (decrease)                         $  (9,951)       $    446       $   (684)      $     655
                                                                       ==========      ===========     ==========    ===========

CASH AND CASH EQUIVALENTS:
 End of period                                                         $   2,862        $  3,546       $  2,862       $   3,546
 Beginning of period                                                      12,813           3,100          3,546           2,891
                                                                       ----------      -----------     ----------    -----------
  Increase (decrease)                                                  $  (9,951)       $    446       $   (684)      $     655
                                                                       ==========      ===========     ==========    ===========



The accompanying notes are an integral part of these financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                             (Thousands of dollars)


1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of UGI Utilities, Inc. (UGI Utilities) and its wholly owned subsidiary UGI Development Company (collectively, "the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. UGI Utilities is a wholly owned subsidiary of UGI Corporation (UGI) and operates a natural gas distribution utility (Gas Utility) in parts of eastern and southeastern Pennsylvania and an electric utility (Electric Utility) in northeastern Pennsylvania.

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. They include all adjustments which the Company considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. Due to the seasonal nature of the Company's businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                                  (unaudited)
                             (Thousands of dollars)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Segment Information
   Information on revenues, operating income (loss), depreciation and amortization, identifiable assets and certain operating statistics by business segment for the periods presented follows:


                                                              Three Months Ended             Twelve Months Ended
                                                                 December 31,                    December 31,
                                                         -------------------------       --------------------------
                                                              1997         1996               1997          1996
                                                         ------------   ----------       ------------  ------------
REVENUES
--------
 Gas utility                                             $   116,831    $ 115,772         $  390,123    $  401,618
 Electric utility                                             18,633       18,382             72,395        70,791
                                                         ------------   ----------       ------------  ------------
  Total                                                  $   135,464    $ 134,154         $  462,518    $  472,409
                                                         ============   ==========       ============  ============


OPERATING INCOME (LOSS)
-----------------------
 Gas utility                                             $    28,305    $  28,582         $   74,513    $   74,517
 Electric utility                                              3,134        2,980             10,843         9,438
 Other                                                           (12)          27                184            83
 Corporate general                                            (1,098)      (1,246)            (5,407)       (3,596)
                                                         ------------   ----------       ------------  ------------
  Total                                                      $30,329    $  30,343         $   80,133    $   80,442
                                                         ============   ==========       ============  ============



DEPRECIATION AND AMORTIZATION
-----------------------------
 Gas utility                                             $     4,475    $   4,547         $   17,122    $   17,823
 Electric utility                                                876        1,017              4,096         4,034
 Corporate general and other                                     -            -                  -               1
                                                         ------------   ----------       ------------  ------------
  Total                                                  $     5,351    $   5,564         $   21,218    $   21,858
                                                         ============   ==========       ============  ============



IDENTIFIABLE ASSETS
-------------------
 (at period end)
 Gas utility                                             $   620,933    $ 596,070         $  620,933    $  596,070
 Electric utility                                             86,604       86,391             86,604        86,391
 Corporate general and other                                     679        4,251                679         4,251
                                                         ------------   ----------       ------------  ------------
  Total                                                  $   708,216    $ 686,712         $  708,216    $  686,712
                                                         ============   ==========       ============  ============



OPERATING STATISTICS
--------------------
 Natural gas system throughput -
  billions of cubic feet                                        22.7         24.6               78.3          84.9
 Electric sales - millions of kilowatt hours                   227.8        223.7              872.5         883.6

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                                  (unaudited)
                             (Thousands of dollars)


3.       ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

         On August 7, 1997, Electric Utility filed with the Pennsylvania Public Utility Commission (PUC) its restructuring plan pursuant to the Electricity Generation Customer Choice and Competition Act (Customer Choice Act). The restructuring plan includes a claim for the recovery of $34,426 for stranded costs during the period January 1, 1999 through December 31, 2002. The claim is primarily for the recovery of:
         (1) plant investments in excess of estimated competitive market value and electric generation facility retirement costs; (2) potential costs associated with existing power purchase agreements; and (3) regulatory assets (principally income taxes of approximately $500) recoverable from ratepayers under current regulatory practice. The claim also seeks to establish a recovery mechanism that would permit the recovery of up to an additional $28,000 of costs associated with the buyout or implementation of a December 1993 agreement to purchase power from an independent power producer. The PUC is expected to take action on Electric Utility's filing in June 1998.

         The Customer Choice Act also authorized the PUC to implement pilot customer choice programs for up to five percent of the peak load of each customer class. In accordance with PUC directives, Electric Utility implemented such a pilot program effective November 1, 1997. The implementation of the pilot program did not have a material effect on Electric Utility's results of operations.

         Given the changing regulatory environment in the electric utility industry, the Company continues to evaluate its ability to apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS
         71) as it relates to its electric generation operations. SFAS 71 permits the recording of costs (regulatory assets) that have been, or are expected to be, allowed in the ratesetting process in a period different from the period in which such costs would be charged to expense by an unregulated enterprise. The Company believes its electric generation assets and related regulatory assets continue to satisfy the criteria of SFAS 71. If such electric generation assets no longer meet the criteria of SFAS 71, any related regulatory assets would be written-off unless some form of transition cost recovery is established by the PUC which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets. Any generation-related, long-lived fixed and intangible assets would be evaluated for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                                  (unaudited)
                             (Thousands of dollars)


         Based upon an evaluation of the various factors and conditions affecting future cost recovery, the Company does not expect the Customer Choice Act to have a material adverse effect on its financial condition or results of operations.

4.       COMMITMENTS AND CONTINGENCIES

         UGI Utilities, along with other companies, has been named as a potentially responsible party (PRP) in several administrative proceedings and private party recovery actions for the cleanup or recovery of costs associated with cleanup of various waste sites, including some Superfund sites. In addition, UGI Utilities has identified environmental contamination at several of its properties and has voluntarily undertaken investigation and, as appropriate, remediation of these sites in cooperation with appropriate environmental agencies or private parties.

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

         The Company's policy is to accrue environmental investigation and cleanup costs when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. The Company intends to pursue recovery of any incurred costs through all appropriate means, including regulatory relief, although such recovery cannot be assured. Gas Utility is currently permitted to amortize as removal costs site-specific environmental investigation and remediation costs, net of related third-party payments, associated with Pennsylvania sites. Gas Utility will be permitted to include in rates through future base rate proceedings, a five-year average of such prudently incurred removal costs.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                                  (unaudited)
                             (Thousands of dollars)


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

                      UGI UTILITIES, INC. AND SUBSIDIARIES

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company's results of operations for the three months ended December 31, 1997 (1997 three-month period) with the three months ended December 31, 1996 (1996 three-month period) and the twelve months ended December 31, 1997 (1997 twelve-month period) with the twelve months ended December 31, 1996 (1996 twelve-month period). The Company's results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements. Due to the seasonal nature of the Company's businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

1997 THREE-MONTH PERIOD COMPARED WITH 1996 THREE-MONTH PERIOD

---------------------------------------------------------------------------------------------------------
                                                                                         Increase
Three Months Ended December 31,                         1997          1996              (Decrease)
---------------------------------------------------------------------------------------------------------
(Millions of dollars)

GAS UTILITY:
     Natural gas system throughput - bcf                22.7          24.6             (1.9)       (7.7)%
     Degree days - % warmer than normal                 (1.6)         (3.2)             -            -
     Revenues                                         $116.8        $115.8           $  1.0          .9%
     Total margin (a)                                 $ 48.6        $ 50.6           $ (2.0)       (4.0)%
     Operating income                                 $ 28.3        $ 28.6           $  (.3)       (1.0)%

ELECTRIC UTILITY:
     Electric sales - gwh                              227.8         223.7              4.1         1.8%
     Revenues                                         $ 18.6        $ 18.4           $   .2         1.1%
     Total margin (a)                                 $  8.9        $  8.8           $   .1         1.1%
     Operating income                                 $  3.1        $  3.0           $   .1         3.3%

CORPORATE GENERAL EXPENSES                            $ (1.1)       $ (1.2)          $  (.1)       (8.3)%
---------------------------------------------------------------------------------------------------------

         bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in the Gas Utility service area during the three months ended December 31, 1997 was 1.6% warmer than normal but 1.6% colder than weather in the prior-year period.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Notwithstanding the colder weather, total system throughput decreased 7.7% during the 1997 three-month period principally reflecting a decrease in low-margin interruptible delivery service volumes resulting from the January 1997 shut-down of a gas-fired cogeneration facility. Volumes of gas sold to firm-residential, firm-commercial and firm-industrial (collectively, "core market") customers were comparable with the prior year.

The increase in Gas Utility's total revenues during the 1997 three-month period is due principally to a $1.4 million increase in revenues from sales to customers outside Gas Utility's distribution system (off-system sales) and a $.8 million increase in core market revenues (resulting primarily from higher purchased gas cost (PGC) rates) partially offset by a decrease in revenues from interruptible customers. Cost of gas sold by the Gas Utility was $63.6 million during the 1997 three-month period, an increase of $3.0 million from the prior-year period, reflecting the increase in off-system sales and higher PGC rates.

Gas Utility total margin during the 1997 three-month period was $2.0 million lower than in the prior-year period principally reflecting a $1.7 million decrease in total margin from interruptible customers. Total margin from Gas Utility core market customers during the 1997 three-month period was virtually unchanged from the prior year.

Although 1997 three-month period total margin decreased $2.0 million from the prior-year period, Gas Utility operating income decreased only $.3 million principally as a result of lower operating expenses and slightly higher miscellaneous income. Operating and administrative expenses decreased $1.3 million during the 1997 three-month period primarily as a result of income from an expected insurance recovery as well as a decrease in distribution system maintenance expenses partially offset by higher gas supply expenses.

ELECTRIC UTILITY. Electric Utility sales increased slightly during the 1997 three-month period on weather which was 4.3% colder than last year. Electric Utility revenues and cost of sales increased $.2 million reflecting the effects of the higher sales. Pursuant to the provisions of the Customer Choice Act, Electric Utility's rates were capped at levels in effect on January 1, 1997. Consequently, the rates Electric Utility could charge customers were the same in both periods.

Electric Utility total margin and operating income were essentially equal with the prior-year period. Although Electric Utility's rates, including rates associated with the recovery of energy costs, have been capped as of January 1, 1997, such rate caps did not materially affect Electric Utility results during the 1997 three-month period. In addition, the implementation of Electric Utility's pilot program pursuant to the Customer Choice Act did not have a material effect on Electric Utility's results of operations.

CORPORATE GENERAL EXPENSES. Corporate general expenses, which represent an allocated share of UGI corporate headquarters' expenses, were $1.1 million in the 1997 three-month period

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


compared with $1.2 million in the 1996 three-month period. The decrease reflects lower levels of UGI corporate headquarters' expenses.

INTEREST EXPENSE AND INCOME TAXES. Interest expense during the 1997 three-month period was $4.3 million, comparable with interest expense of $4.2 million recorded in the prior-year period. The effective income tax rate for the 1997 three-month period was 37.7% compared with a rate of 38.0% in the three months ended December 31, 1996.

1997 TWELVE-MONTH PERIOD COMPARED WITH 1996 TWELVE-MONTH PERIOD

---------------------------------------------------------------------------------------------------------
                                                                                        Increase
Twelve Months Ended December 31,                         1997         1996             (Decrease)
---------------------------------------------------------------------------------------------------------
(Millions of dollars)

GAS UTILITY:
     Natural gas system throughput - bcf                 78.3         84.9        (6.6)         (7.8)%
     Degree days - % colder (warmer)
         than normal                                     (4.2)          .9         -             -
     Revenues                                          $390.1       $401.6      $(11.5)         (2.9)%
     Total margin (a)                                  $166.7       $171.0      $ (4.3)         (2.5)%
     Operating income                                  $ 74.5       $ 74.5      $  -                -%

ELECTRIC UTILITY:
     Electric sales - gwh                               872.5        883.6       (11.1)         (1.3)%
     Revenues                                          $ 72.4       $ 70.8      $  1.6            2.3%
     Total margin (a)                                  $ 35.3       $ 33.8      $  1.5            4.4%
     Operating income                                  $ 10.8       $  9.4      $  1.4           14.9%

CORPORATE GENERAL EXPENSES                             $ (5.4)      $ (3.6)     $  1.8           50.0%
------------------------------------------------------------------------------------------------------

         bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in Gas Utility's service territory in the 1997 twelve-month period was warmer than in the 1996 twelve-month period. Total system throughput declined principally as a result of the effects of the warmer weather on core market sales as well as a decrease in low-margin interruptible delivery service volumes associated with the January 1997 shut-down of a gas-fired cogeneration facility.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Gas Utility revenues were $11.5 million lower in the 1997 twelve-month period as a result of a $20.0 million increase in core market revenues principally due to higher average PGC rates that was more than offset by a $21.4 million decrease in core-market revenues from lower sales, an $8.5 million decrease in revenues from off-system sales, and lower revenues from interruptible customers. Cost of gas sold was $208.2 million during the 1997 twelve-month period, a decrease of $6.9 million from the same period in 1996, principally reflecting the reduced off-system and core market sales partially offset by the effects of higher average PGC rates.

Gas Utility total margin decreased in the twelve months ended December 31, 1997 principally reflecting a $5.6 million decrease in total margin from core market customers and a $1.6 million decrease in total margin from off-system sales partially offset by a $2.7 million increase in total margin from interruptible customers.

Although total margin was $4.3 million lower in the 1997 twelve-month period, Gas Utility operating income was virtually unchanged principally as a result of a $2.6 million decrease in operating expenses, a $.7 million decrease in depreciation and amortization, and higher miscellaneous income. The decrease in operating expenses includes lower distribution system expenses, lower general and administrative expenses and income from an expected insurance recovery partially offset by higher costs associated with environmental matters.

ELECTRIC UTILITY. Electric Utility sales were lower during the twelve months ended December 31, 1997 than in the prior-year period due in part to warmer heating-season weather. The increase in Electric Utility revenues is principally a result of an increase in base rate revenues subsequent to July 19, 1996. Electric Utility cost of sales was $34.0 million, essentially unchanged from the prior-year period.

Electric Utility total margin during the 1997 twelve-month period increased principally as a result of the full year effect of higher base rates effective July 19, 1996. The increase in operating income reflects the increase in total margin.

CORPORATE GENERAL EXPENSES. Corporate general expenses were $5.4 million in the 1997 twelve-month period compared with $3.6 million in the 1996 twelve-month period. The 1996 twelve-month period allocated UGI corporate expenses were lower as a result of adjustments to incentive compensation accruals recorded in September 1996.

INTEREST EXPENSE AND INCOME TAXES. Interest expense was $17.0 million in the 1997 twelve-month period compared with $16.1 million in the 1996 twelve-month period. The increase in interest expense during the 1997 twelve-month period is principally due to higher levels of bank loans outstanding at slightly higher average interest rates partially offset by lower levels of long-term debt outstanding at lower average interest rates. The effective income tax rate for the 1997 twelve-month period was 38.7% compared with a rate of 38.0% in the prior-year period.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



                       FINANCIAL CONDITION AND LIQUIDITY

CAPITAL STRUCTURE

The Company's debt outstanding at December 31, 1997 totaled $252.0 million compared with $236.3 million at September 30, 1997. The increase is a result of the issuance of $20 million of 7.25% notes under UGI Utilities' Series B Medium-Term Note program.

CASH FLOWS

The Company's cash flows from operating activities are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the three months ended December 31, 1997 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash used by operating activities was $(3.9) million during the three months ended December 31, 1997 compared with $(.1) million in the comparable prior-year period. Cash generated by operations before changes in operating working capital totaled $22.9 million during the three months ended December 31, 1997 compared with $22.0 million in the prior-year period. Changes in operating working capital during the three months ended December 31, 1997 required $26.8 million of operating cash flow principally from a $40.7 million seasonal increase in accounts receivable and accrued utility revenues partially offset by increases in accrued liabilities, principally accrued income taxes, and to a lesser extent, changes in inventories and purchased gas overcollections. In the three months ended December 31 1996, changes in operating working capital required $22.1 million of operating cash flow.

INVESTING ACTIVITIES. Cash expenditures for property, plant and equipment totaled $8.5 million in the three months ended December 31, 1997 compared with $9.6 million in the same period in 1996. The decrease reflects lower Gas Utility capital expenditures.

FINANCING ACTIVITIES. Cash flows from financing activities for each of the three month periods ended December 31, 1997 and 1996 include dividends on preferred stock of $.7 million. Dividends during the three months ended December 31, 1997 also include $12.6 million of dividend payments to UGI. There were no dividend payments to UGI during the three months ended December 31, 1996.

Net repayments under UGI Utilities' revolving credit agreements totaled $4.3 million in the 1997 three-month period compared with net borrowings of $18.8 million in the prior-year period. During the 1997 three-month period, UGI Utilities issued $20 million of 7.25% notes under its Series B Medium-Term Note program the proceeds of which were used to reduce bank loans. During the three months ended December 31, 1996, UGI Utilities repaid $8.4 million of its Series First Mortgage Bonds.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

On August 7, 1997, Electric Utility filed with the PUC its restructuring plan pursuant to the Customer Choice Act. The restructuring plan includes a claim for the recovery of $34.4 million for stranded costs during the period January 1, 1999 through December 31, 2002. The claim is primarily for the recovery of:
(1) plant investments in excess of estimated competitive market value and electric generation facility retirement costs; (2) potential costs associated with existing power purchase agreements; and (3) regulatory assets (principally income taxes of approximately $.5 million) recoverable from ratepayers under current regulatory practice. The claim also seeks to establish a recovery mechanism that would permit the recovery of up to an additional $28 million of costs associated with the buyout or implementation of a December 1993 agreement to purchase power from an independent power producer. The PUC is expected to take action on Electric Utility's filing in June 1998.

Given the changing regulatory environment in the electric utility industry, the Company continues to evaluate its ability to apply the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation" as it relates to its electric generation operations. SFAS 71 permits the recording of costs (regulatory assets) that have been, or are expected to be, allowed in the ratesetting process in a period different from the period in which such costs would be charged to expense by an unregulated enterprise. The Company believes its electric generation assets and related regulatory assets continue to satisfy the criteria of SFAS 71. If such electric generation assets no longer meet the criteria of SFAS 71, any related regulatory assets would be written-off unless some form of transition cost recovery is established by the PUC which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets. Any generation-related, long-lived fixed and intangible assets would be evaluated for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


At the request of the Governor of Pennsylvania, in December 1997 a collaborative group of industry stakeholders was convened to attempt to further develop the proposed legislation. The Company will continue to monitor developments and participate, as appropriate, in the legislative process.


                           PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     List of Exhibits:

                 12.1       Computation of ratio of earnings to fixed charges

                 12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends

                 27         Financial Data Schedule

         (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 1997.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            UGI Utilities, Inc.
                                            -------------------
                                               (Registrant)





Date:  February 13, 1998                    By:  J. C. Barney
------------------------                    ------------------------------
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