Form 10-Q
period 1998-03-31
UGI UTILITIES INC
filed 1998-05-14
CIK 100548

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

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
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---
         At April 30, 1998, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                                                PAGES
                                                                                                -----
PART I FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets as of March 31, 1998,
                    September 30, 1997 and March 31, 1997                                         1

                Condensed Consolidated Statements of Income for the three,
                    six and twelve months ended March 31, 1998 and 1997                           2

                Condensed Consolidated Statements of Cash Flows for the
                    six and twelve months ended March 31, 1998 and 1997                           3

                Notes to Condensed Consolidated Financial Statements                             4 - 8

     Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                         9 - 17





PART II OTHER INFORMATION

     Item 4.    Submission of Matters to a Vote of Security Holder                                18

     Item 6.    Exhibits and Reports on Form 8-K                                                  18

     Signatures                                                                                   19

                      PART I FINANCIAL INFORMATION
                  UGI UTILITIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (unaudited)
                         (Thousands of dollars)

                                                                                 March 31,        September 30,         March 31
                                                                                   1998               1997                1997
                                                                                -----------       -------------       -----------
ASSETS
------
  Current assets:
     Cash and cash equivalents                                                  $   4,095         $   12,813          $   5,614
     Accounts receivable (less allowances for doubtful accounts
        of $3,457, $3,333 and $4,262, respectively)                                59,178             25,309             65,014
     Accrued utility revenues                                                      13,838              7,688             18,244
     Inventories                                                                    9,213             30,645              8,878
     Deferred income taxes                                                         12,022              7,179             11,676
     Prepaid expenses and other current assets                                      9,685              4,653              9,781
                                                                                -----------       -------------       -----------
        Total current assets                                                      108,031             88,287            119,207

  Property, plant and equipment, at cost (less accumulated depreciation
     and amortization of $246,470, $237,293 and $232,628, respectively)           533,200            528,355            514,620

  Regulatory income tax asset                                                      45,218             44,438             43,257
  Other assets                                                                     20,583             20,298             21,596
                                                                                -----------       -------------       -----------
     Total assets                                                               $ 707,032         $  681,378          $ 698,680
                                                                                ===========       =============       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  Current liabilities:
     Current maturities of long-term debt                                       $   7,143         $   17,143          $  17,143
     Current portion of redeemable preferred stock                                 15,187              3,000                --
     Bank loans                                                                    42,900             67,000             95,000
     Accounts payable                                                              25,491             45,367             27,169
     Other current liabilities                                                     63,346             43,591             61,701
                                                                                -----------       -------------       -----------
        Total current liabilities                                                 154,067            176,101            201,013

  Long-term debt                                                                  187,161            152,151            141,121
  Deferred income taxes                                                           103,440             99,868             97,638
  Other noncurrent liabilities                                                     19,680             20,577             20,774
  Commitments and contingencies

  Redeemable preferred stock                                                       20,000             32,187             35,187

  Common stockholder's equity:
     Common Stock, $2.25 par value (authorized - 40,000,000 shares;
        issued and outstanding - 26,781,785 shares)                                60,259             60,259             60,259
     Additional paid-in capital                                                    68,249             68,249             68,052
     Retained earnings                                                             94,176             71,986             74,636
                                                                                -----------       -------------       -----------
        Total common stockholder's equity                                         222,684            200,494            202,947
                                                                                -----------       -------------       -----------
     Total liabilities and stockholders' equity                                 $ 707,032         $  681,378          $ 698,680
                                                                                ===========       =============       ===========

The accompanying notes are an integral part of these financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                             (Thousands of dollars)




                                                   Three Months Ended           Six Months Ended             Twelve Months Ended
                                                       March 31,                    March 31,                     March 31,
                                                 ----------------------     ------------------------       -----------------------
                                                   1998         1997           1998          1997             1998         1997
                                                 ----------   ---------     -----------   ----------       ----------    ---------
Revenues                                         $ 152,333     $173,304      $ 287,797     $307,458         $441,547      $464,301
                                                 ----------   ---------     -----------   ----------       ----------    ---------

Costs and expenses:
   Gas, fuel and purchased power                    80,661       94,328        153,158      163,623          228,513       242,818
   Operating and administrative expenses            29,841       31,629         56,916       59,965          114,825       117,224
   Operating and administrative expenses
      - related parties                              1,291        1,400          2,389        2,646            5,298         3,578
   Depreciation and amortization                     5,510        5,708         10,861       11,272           21,020        22,201
   Miscellaneous income, net                        (1,120)        (783)        (2,006)      (1,413)          (3,370)       (2,489)
                                                 ----------   ---------     -----------   ----------       ----------    ---------
                                                   116,183      132,282        221,318      236,093          366,286       383,332
                                                 ----------   ---------     -----------   ----------       ----------    ---------

Operating income                                    36,150       41,022         66,479       71,365           75,261        80,969
Interest expense                                     4,385        4,314          8,706        8,556           17,022        16,335
                                                 ----------   ---------     -----------   ----------       ----------    ---------
Income before income taxes                          31,765       36,708         57,773       62,809           58,239        64,634
Income taxes                                        11,766       13,945         21,566       23,861           22,269        24,423
                                                 ----------   ---------     -----------   ----------       ----------    ---------
Net income                                          19,999       22,763         36,207       38,948           35,970        40,211
Dividends on preferred stock                           691          691          1,382        1,382            2,764         2,765
                                                 ----------   ---------     -----------   ----------       ----------    ---------
Net income after dividends on preferred stock    $  19,308     $ 22,072      $  34,825     $ 37,566         $ 33,206      $ 37,446
                                                 ==========   =========     ===========   ==========       ==========    =========





The accompanying notes are an integral part of these financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (Thousands of dollars)

                                                                             Six Months Ended                Twelve Months Ended
                                                                                 March 31,                        March 31,
                                                                          ------------------------        -------------------------
                                                                             1998          1997              1998           1997
                                                                          ----------    ----------        ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $ 36,207      $ 38,948          $ 35,970       $ 40,211
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                          10,861        11,272            21,020         22,201
      Deferred income taxes, net                                             (2,782)       (4,255)            2,022          3,280
      Other, net                                                              2,377           647             5,152          1,818
                                                                          ----------    ----------        ----------     ----------
                                                                             46,663        46,612            64,164         67,510
      Net change in:
        Accounts receivable and accrued utility revenues                    (42,889)      (50,756)            5,466            247
        Inventories                                                          21,432        21,157              (335)        (1,433)
        Deferred fuel adjustments                                            11,727        13,910             2,456         (3,032)
        Accounts payable                                                    (19,876)      (12,348)           (1,678)        (7,642)
        Other current assets and liabilities                                  3,122         1,604              (589)        (7,853)
                                                                          ----------    ----------        ----------     ----------
      Net cash provided by operating activities                              20,179        20,179            69,484         47,797
                                                                          ----------    ----------        ----------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                            (15,615)      (18,623)          (38,676)       (41,483)
  Net proceeds (costs) of property, plant and equipment disposals              (165)         (200)             (849)          (754)
  Other, net                                                                    -             500               -              515
                                                                          ----------    ----------        ----------     ----------
      Net cash used by investing activities                                 (15,780)      (18,323)          (39,525)       (41,722)
                                                                          ----------    ----------        ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of dividends                                                      (14,017)      (25,442)          (15,398)       (48,149)
  Issuance of long-term debt                                                 35,000           -              55,000            -
  Repayment of long-term debt                                               (10,000)      (18,400)          (18,980)       (25,543)
  Bank loans increase (decrease)                                            (24,100)       44,500           (52,100)        69,500
                                                                          ----------    ----------        ----------     ----------
      Net cash provided (used) by financing activities                      (13,117)          658           (31,478)        (4,192)
                                                                          ----------    ----------        ----------     ----------

  Cash and cash equivalents increase (decrease)                            $ (8,718)     $  2,514          $ (1,519)      $  1,883
                                                                          ==========    ==========        ===========    ==========

CASH AND CASH EQUIVALENTS:
  End of period                                                            $  4,095      $  5,614          $  4,095       $  5,614
  Beginning of period                                                        12,813         3,100             5,614          3,731
                                                                          ----------    ----------        ----------     ----------
      Increase (decrease)                                                  $ (8,718)     $  2,514          $ (1,519)      $  1,883
                                                                          ==========    ==========        ==========     ==========


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

    The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and of the U.S. Securities and Exchange Commission. They include all adjustments which the Company considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. Due to the seasonal nature of the Company's businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                                  (unaudited)
                             (Thousands of dollars)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SEGMENT INFORMATION
    Information on revenues, operating income (loss), depreciation and amortization, identifiable assets and certain operating statistics by business segment for the periods presented follows:

                                         Three Months Ended           Six Months Ended          Twelve Months Ended
                                              March 31,                   March 31,                  March 31,
                                       -----------------------     -----------------------    -----------------------
                                          1998          1997          1998         1997          1998         1997
                                       ----------    ---------     ----------   ----------    ----------   ----------
REVENUES
--------
  Gas utility                           $133,226      $153,323      $250,057     $269,095      $370,026     $392,767
  Electric utility                        19,107        19,981        37,740       38,363        71,521       71,534
                                       ----------    ---------     ----------   ----------    ----------   ----------
    Total                               $152,333      $173,304      $287,797     $307,458      $441,547     $464,301
                                       ==========    =========     ==========   ==========    ==========   ==========


OPERATING INCOME (LOSS)
-----------------------
  Gas utility                           $ 33,735      $ 38,933      $ 62,040     $ 67,515      $ 69,315     $ 74,291
  Electric utility                         3,477         3,345         6,611        6,325        10,975       10,036
  Other                                      229           144           217          171           269          220
  Corporate general                       (1,291)       (1,400)       (2,389)      (2,646)       (5,298)      (3,578)
                                       ----------    ---------     ----------   ----------    ----------   ----------
    Total                               $ 36,150      $ 41,022      $ 66,479     $ 71,365      $ 75,261     $ 80,969
                                       ==========    =========     ==========   ==========    ==========   ==========



DEPRECIATION AND AMORTIZATION
-----------------------------
  Gas utility                           $  4,516      $  4,683      $  8,991     $  9,230      $ 16,955     $ 18,150
  Electric utility                           994         1,025         1,870        2,042         4,065        4,051
                                       ----------    ---------     ----------   ----------    ----------   ----------
    Total                               $  5,510      $  5,708      $ 10,861     $ 11,272      $ 21,020     $ 22,201
                                       ==========    =========     ==========   ==========    ==========   ==========



IDENTIFIABLE ASSETS
-------------------
  (at period end)
  Gas utility                           $618,113      $606,689      $618,113     $606,689      $618,113     $606,689
  Electric utility                        87,811        88,242        87,811       88,242        87,811       88,242
  Corporate general and other              1,108         3,749         1,108        3,749         1,108        3,749
                                       ----------    ---------     ----------   ----------    ----------   ----------
    Total                               $707,032      $698,680      $707,032     $698,680      $707,032     $698,680
                                       ==========    =========     ==========   ==========    ==========   ==========




OPERATING STATISTICS
--------------------
  Natural gas system throughput -
    billions of cubic feet                  25.9          27.9          48.5         52.5          76.3         82.5
  Electric sales and transportation -
    millions of kilowatt hours             237.2         248.6         464.9        472.3         861.1        871.4


                     UGI UTILITIES, INC. AND SUBSIDIARIES

                                 (unaudited)
                            (Thousands of dollars)


3.   ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

     On August 7, 1997, Electric Utility filed with the Pennsylvania Public Utility Commission (PUC) its restructuring plan pursuant to the Electricity Generation Customer Choice and Competition Act (Customer Choice Act). The restructuring plan includes a claim for the recovery of $34,426 for stranded costs during the period January 1, 1999 through December 31, 2002. The claim is primarily for the recovery of: (1) plant investments in excess of estimated competitive market value and electric generation facility retirement costs; (2) potential costs associated with existing power purchase agreements; and (3) regulatory assets (principally income taxes of approximately $500) recoverable from ratepayers under current regulatory practice. The claim also seeks to establish a recovery mechanism that would permit the recovery of up to an additional $28,000 of costs associated with the buy out or implementation of a December 1993 agreement to purchase power from an independent power producer. The PUC is expected to take action on Electric Utility's filing during the summer of 1998.

     The Customer Choice Act also authorized the PUC to implement pilot customer choice programs for up to five percent of the peak load of each customer class. In accordance with PUC directives, Electric Utility implemented such a pilot program effective November 1, 1997. The implementation of the pilot program did not have a material effect on Electric Utility's results of operations.

     The Financial Accounting Standards Board's (FASB's) Emerging Issues Task Force (EITF) has addressed the appropriateness of the continued application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) by utilities in states that have enacted restructuring legislation similar to the Customer Choice Act. SFAS 71 permits the recording of costs (regulatory assets) that have been, or are expected to be, allowed in the ratesetting process in a period different from the period in which such costs would be charged to expense by an unregulated enterprise. The EITF issued its statement 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements 71 and 101" which concluded that utilities should discontinue application of SFAS 71 for the generation portion of their business when a restructuring plan is in place and its terms are known. For UGI Utilities, this will be upon the issuance of the PUC's restructuring order which is expected to occur during the summer of 1998. If pursuant to the restructuring plan such electric generation assets no longer meet the criteria of SFAS 71, any related regulatory assets would be written-off unless the form of transition cost recovery under the plan meets the requirements under generally accepted accounting principles for continued accounting as regulatory assets. Any generation-related, long-lived fixed and intangible assets would be evaluated for impairment under the provisions of SFAS No.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                                  (unaudited)
                             (Thousands of dollars)


     121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

     Based upon an evaluation of the various factors and conditions affecting future cost recovery, the Company does not expect the adoption of a PUC restructuring order to have a material adverse effect on its financial condition or results of operations.

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                                  (unaudited)
                             (Thousands of dollars)


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

                      UGI UTILITIES, INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                      ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company's results of operations for the three months ended March 31, 1998 (1998 three-month period) with the three months ended March 31, 1997 (1997 three-month period); the six months ended March 31, 1998 (1998 six-month period) with the six months ended March 31, 1997 (1997 six-month period); and the twelve months ended March 31, 1998 (1998 twelve-month period) with the twelve months ended March 31, 1997 (1997 twelve-month period). The Company's results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements. Due to the seasonal nature of the Company's businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

1998 THREE-MONTH PERIOD COMPARED WITH 1997 THREE-MONTH PERIOD

--------------------------------------------------------------------------------------------------------------------------
                                                                                                       Increase
   Three Months Ended March 31,                              1998             1997                    (Decrease)
--------------------------------------------------------------------------------------------------------------------------
   (Millions of dollars)
   GAS UTILITY:
      Natural gas system throughput - bcf                    25.9             27.9               (2.0)             (7.2)%
      Degree days - % warmer than normal                    (24.0)           (10.0)               -                 -
      Revenues                                             $133.2           $153.3             $(20.1)            (13.1)%
      Total margin (a)                                     $ 56.2           $ 62.2             $ (6.0)             (9.6)%
      Operating income                                     $ 33.7           $ 38.9             $ (5.2)            (13.4)%

   ELECTRIC UTILITY:
      Electric sales and transportation - gwh               237.2            248.6              (11.4)             (4.6)%
      Revenues                                             $ 19.1           $ 20.0             $  (.9)             (4.5)%
      Total margin (a)                                     $  9.3           $  9.4             $  (.1)             (1.1)%
      Operating income                                     $  3.5           $  3.3             $   .2                6.1%

   CORPORATE GENERAL AND OTHER:
      Corporate general expenses                           $ (1.3)          $ (1.4)            $  (.1)             (7.1)%
      Other operating income                               $   .2           $   .1             $   .1             100.0%
--------------------------------------------------------------------------------------------------------------------------

         bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



GAS UTILITY. Weather in the Gas Utility service area during the three months ended March 31, 1998 was 24.0% warmer than normal compared with weather that was 10.0% warmer than normal in the prior-year period. As a result, total system throughput decreased 7.2% during the 1998 three-month period principally reflecting the warmer weather's effect on firm-residential, firm-commercial and firm-industrial (collectively, "core market") sales.

The decrease in Gas Utility's total revenues during the 1998 three-month period is due principally to a $20.7 million decrease in core market revenues resulting primarily from the lower volumes sold. Cost of gas sold by the Gas Utility was $71.7 million during the 1998 three-month period, a decrease of $12.9 million from the prior-year period, reflecting the decrease in core market sales.

Gas Utility total margin during the 1998 three-month period was $6.0 million lower than in the prior-year period principally reflecting a $6.3 million decrease in total margin from core market customers. Total margin from Gas Utility interruptible customers during the 1998 three-month period was slightly lower than the prior-year period, notwithstanding an increase in throughput, as the price of alternative fuels, principally oil, declined relative to gas prices, resulting in lower interruptible transportation rates.

Although 1998 three-month period total margin decreased $6.0 million from the prior-year period, Gas Utility operating income decreased $5.2 million principally as a result of lower general and administrative expenses and slightly higher miscellaneous income.

ELECTRIC UTILITY. Electric Utility sales and transportation decreased during the 1998 three-month period on weather which was 18.2% warmer than last year. Electric Utility revenues decreased $.9 million during the three months ended March 31, 1998 principally as a result of the warmer weather and customers choosing alternative electric generation suppliers pursuant to the Customer Choice Act pilot program. Under transportation service, Electric Utility bills only for the transportation of electricity but not for the cost of the electricity itself. Electric Utility cost of sales decreased $.8 million as a result of the warmer weather and the effects of the pilot program on sales of electricity. Pursuant to the provisions of the Customer Choice Act, Electric Utility's rates were capped at levels in effect on January 1, 1997. Consequently, the rates Electric Utility charged customers were the same in both periods.

Although Electric Utility sales and transportation were lower in the 1998 three-month period, total margin and operating income were virtually unchanged. Electric Utility's rates, including rates associated with the recovery of energy costs, have been capped as of January 1, 1997, but the rate caps did not materially affect Electric Utility results during the 1997 three-month period. In addition, the implementation of Electric Utility's pilot program pursuant to the Customer Choice Act did not have a material effect on Electric Utility's results of operations.

CORPORATE GENERAL EXPENSES. Corporate general expenses, which represent an allocated share of UGI corporate headquarters' expenses, were $1.3 million in the 1998 three-month period

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


compared with $1.4 million in the 1997 three-month period. The decrease reflects lower levels of UGI corporate headquarters' expenses.

INTEREST EXPENSE AND INCOME TAXES. Interest expense during the 1998 three-month period was $4.4 million, comparable with interest expense of $4.3 million recorded in the prior-year period. The effective income tax rate for the 1998 three-month period was 37.0% compared with a rate of 38.0% in the three months ended March 31, 1997.

1998 SIX-MONTH PERIOD COMPARED WITH 1997 SIX-MONTH PERIOD

--------------------------------------------------------------------------------------------------------------------------
                                                                                                      Increase
    Six Months Ended March 31,                                  1998           1997                  (Decrease)
--------------------------------------------------------------------------------------------------------------------------
    (Millions of dollars)
    GAS UTILITY:
      Natural gas system throughput - bcf                      48.5            52.5            (4.0)               (7.6)%
      Degree days - % warmer than normal                      (14.8)           (7.2)            -                     -
      Revenues                                               $250.1         $ 269.1          $(19.0)               (7.1)%
      Total margin (a)                                       $104.8         $ 112.8          $ (8.0)               (7.1)%
      Operating income                                       $ 62.0         $  67.5          $ (5.5)               (8.1)%

    ELECTRIC UTILITY:
      Electric sales and transportation - gwh                 464.9           472.3            (7.4)               (1.6)%
      Revenues                                               $ 37.7         $  38.4          $  (.7)               (1.8)%
      Total margin (a)                                       $ 18.2         $  18.2          $  -                     -%
      Operating income                                       $  6.6         $   6.3          $   .3                 4.8%

    CORPORATE GENERAL AND OTHER:
      Corporate general expenses                             $ (2.4)        $  (2.6)         $  (.2)               (7.7)%
      Other operating income                                 $   .2         $    .2          $  -                     -%
--------------------------------------------------------------------------------------------------------------------------

         bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in Gas Utility's service territory in the 1998 six-month period was 14.8% warmer than normal compared with weather that was 7.2% warmer than normal in the prior-year period. Total system throughput decreased 7.6% during the 1998 six-month period principally reflecting the effect of the warmer weather on core market sales as well as a decrease in low-margin interruptible delivery service volumes resulting from the shut-down of a gas-fired cogeneration facility.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The decrease in Gas Utility's total revenues reflects a $24.7 million decrease from lower sales to core market customers and a $1.2 million decrease from lower sales to interruptible customers partially offset by a $4.8 million increase from higher average purchased gas cost (PGC) rates and a $2.0 million increase from greater off-system sales volumes. Cost of gas sold by Gas Utility decreased $9.9 million to $135.3 million during the 1998 six-month period reflecting the lower sales to core market customers.

The decrease in Gas Utility total margin principally reflects a $6.2 million decrease from core market customers resulting from the warmer weather and a $1.8 million decrease from interruptible customers.

Gas Utility operating income decreased $5.5 million during the 1998 six-month period principally reflecting the lower total margin partially offset by lower operating expenses and higher miscellaneous income. Operating and administrative expenses during the 1998 six-month period decreased $1.6 million principally as a result of income from an insurance recovery, a decrease in distribution system expenses and lower general and administrative expense partially offset by an increase in gas supply expenses.

ELECTRIC UTILITY. Electric Utility sales and transportation decreased during the 1998 six-month period on weather which was 7.0% warmer than in the 1997 six-month period. Electric Utility revenues decreased $.7 million reflecting the warmer weather and the effects of Electric Utility's pilot program on sales of electricity. Cost of sales decreased to $17.9 million in the 1998 six-month period from $18.5 million in the prior-year period as a result of the lower sales.

Electric Utility total margin was $18.2 million during the 1998 six-month period, unchanged from the prior-year period. However, Electric Utility operating income increased during the six months ended March 31, 1998 principally as a result of lower operating and administrative expenses and lower charges for depreciation.

CORPORATE GENERAL. Corporate general expenses were $2.4 million in the 1998 six-month period compared with $2.6 million in the 1997 six-month period. The decrease represents lower levels of UGI corporate headquarters' expenses.

INTEREST EXPENSE AND INCOME TAXES. Interest expense was $8.7 million during the 1998 six-month period compared with $8.6 million in the 1997 six-month period. The increase in interest expense reflects higher average long-term debt outstanding partially offset by lower average bank loans outstanding. The effective income tax rate for the 1998 six-month period was 37.3% compared with a rate of 38.0% for the six months ended March 31, 1997.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


1998 TWELVE-MONTH PERIOD COMPARED WITH 1997 TWELVE-MONTH PERIOD

---------------------------------------------------------------------------------------------------------------------
                                                                                                  Increase
   Twelve Months Ended March 31,                              1998           1997                (Decrease)
---------------------------------------------------------------------------------------------------------------------
   (Millions of dollars)
   GAS UTILITY:
     Natural gas system throughput - bcf                      76.3            82.5         (6.2)            (7.5)%
     Degree days - % warmer than normal                      (11.5)           (6.0)         -                -
     Revenues                                               $370.0          $392.8       $(22.8)            (5.8)%
     Total margin (a)                                       $160.7          $168.8       $ (8.1)            (4.8)%
     Operating income                                       $ 69.3          $ 74.3       $ (5.0)            (6.7)%

   ELECTRIC UTILITY:
     Electric sales and transportation - gwh                 861.1           871.4        (10.3)            (1.2)%
     Revenues                                               $ 71.5          $ 71.5       $  -                  -%
     Total margin (a)                                       $ 35.2          $ 34.3       $   .9              2.6%
     Operating income                                       $ 11.0          $ 10.0       $  1.0             10.0%

   CORPORATE GENERAL AND OTHER:
     Corporate general expenses                             $ (5.3)         $ (3.6)      $  1.7             47.2%
     Other operating income                                 $   .3          $   .2       $   .1             50.0%
---------------------------------------------------------------------------------------------------------------------

         bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in Gas Utility's service territory in the 1998 twelve-month period was warmer than in the 1997 twelve-month period. Total system throughput declined principally as a result of a decrease in low-margin interruptible delivery service volumes resulting from the shut-down of a gas-fired cogeneration facility and the effects of the warmer weather on core market sales.

Gas Utility revenues were $22.8 million lower in the 1998 twelve-month period as a result of a $28.8 million decrease in core market revenues due to the lower volumes sold that was partially offset by a $9.9 million increase in core market revenues primarily from higher average PGC rates, a $2.6 million decrease in revenues from off-system sales, and lower revenues from interruptible customers. Cost of gas sold was $195.3 million during the 1998 twelve-month period, a decrease of $13.4 million from the same period in 1997, principally reflecting the reduced core market and off-system sales partially offset by the effects of higher average PGC rates.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Gas Utility total margin decreased in the twelve months ended March 31, 1998 principally reflecting a $7.1 million decrease in total margin from core market customers and a $1.3 million decrease in total margin from interruptible customers.

Gas Utility operating income decreased $5.0 million during the 1998 twelve-month period as the lower total margin was partially offset by a $.9 million decrease in operating expenses, a $1.2 million decrease in depreciation and amortization, and higher miscellaneous income.

ELECTRIC UTILITY. Electric Utility sales and transportation were lower during the twelve months ended March 31, 1998 than in the prior-year period due in part to warmer heating-season weather. Notwithstanding lower sales, Electric Utility revenues were essentially unchanged from the prior-year period as the effect of the lower sales was offset by an increase in base rates effective in July 1996. Electric Utility cost of sales decreased $.9 million to $33.2 million during the 1998 twelve-month period as a result of the lower sales.

Electric Utility total margin during the 1998 twelve-month period increased principally as a result of the full year effect of the higher base rates effective July 19, 1996. The increase in operating income reflects the increase in total margin.

CORPORATE GENERAL EXPENSES. Corporate general expenses were $5.3 million in the 1998 twelve-month period compared with $3.6 million in the 1997 twelve-month period. The 1997 twelve-month period allocated UGI corporate expenses were lower as a result of adjustments to incentive compensation accruals recorded in September 1996.

INTEREST EXPENSE AND INCOME TAXES. Interest expense was $17.0 million in the 1998 twelve-month period compared with $16.3 million in the 1997 twelve-month period. The increase in interest expense during the 1998 twelve-month period is principally due to higher levels of bank loans outstanding at slightly higher average interest rates. The effective income tax rate for the 1998 twelve-month period was 38.2% compared with a rate of 37.8% in the prior-year period.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                       FINANCIAL CONDITION AND LIQUIDITY

CAPITAL STRUCTURE

The Company's debt outstanding at March 31, 1998 totaled $237.2 million compared with $236.3 million at September 30, 1997. The increase is a result of the issuance of a combined $35 million of notes under UGI Utilities' Series B Medium-Term Note program offset by a $24.1 million decrease in bank loans outstanding and $10 million in long-term debt repayments.

On February 25, 1998, UGI Utilities announced the early redemption of 120,000 shares of its $8.00 Series Preferred Stock effective April 2, 1998 at a redemption price of $102.667 per share plus accrued and unpaid dividends. UGI Utilities also announced the optional redemption of all 7,983 outstanding shares of its $1.80 Series Preferred Stock on April 1, 1998 at a redemption price of $23.50 per share plus accrued and unpaid dividends. UGI Utilities used borrowings under its revolving credit agreements to fund such redemptions.

CASH FLOWS

The Company's cash flows from operating activities are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the six months ended March 31, 1998 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities was $20.2 million during each of the six month periods ended March 31, 1998 and 1997. Cash generated by operations before changes in operating working capital totaled $46.7 million during the six months ended March 31, 1998, comparable to the $46.6 million in the prior-year period. Changes in operating working capital during the six months ended March 31, 1998 required $26.5 million of operating cash flow principally from a $42.9 million seasonal increase in accounts receivable and accrued utility revenues and a $19.9 million decrease in accounts payable partially offset by a $21.4 million seasonal decrease in inventories and $11.7 million in purchased gas cost overcollections. In the six months ended March 31, 1997, changes in operating working capital required $26.4 million of operating cash flow.

INVESTING ACTIVITIES. Cash expenditures for property, plant and equipment totaled $15.6 million in the six months ended March 31, 1998 compared with $18.6 million in the same period in 1997. The decrease reflects lower Gas Utility capital expenditures.

FINANCING ACTIVITIES. Cash flows from financing activities for each of the six-month periods ended March 31, 1998 and 1997 include dividends on preferred stock of $1.4 million. Dividends during the six months ended March 31, 1998 and 1997 also include $12.6 million and $24.1 million, respectively, of dividend payments to UGI.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


During the 1998 six-month period, UGI Utilities issued $20 million of twenty-year 7.25% notes and $15 million of three-year 6.17% notes under its Series B Medium-Term Note program the proceeds of which were used to reduce bank loans. During the six months ended March 31, 1998, UGI Utilities repaid $10 million of its 8.70% Notes. During the prior-year period, UGI Utilities repaid $8.4 million of its Series First Mortgage Bonds and $10 million of its 8.70% Notes. Net repayments under UGI Utilities' revolving credit agreements totaled $24.1 million in the 1998 six-month period compared with net borrowings of $44.5 million in the prior-year period.

ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

On August 7, 1997, Electric Utility filed with the PUC its restructuring plan pursuant to the Customer Choice Act. The restructuring plan includes a claim for therecovery of $34.4 million for stranded costs during the period January 1, 1999 through December 31, 2002. The claim is primarily for the recovery of:
(1) plant investments in excess of estimated competitive market value and electric generation facility retirement costs; (2) potential costs associated with existing power purchase agreements; and (3) regulatory assets (principally income taxes of approximately $.5 million) recoverable from ratepayers under current regulatory practice. The claim also seeks to establish a recovery mechanism that would permit the recovery of up to an additional $28 million of costs associated with the buy out or implementation of a December 1993 agreement to purchase power from an independent power producer. The PUC is expected to take action on Electric Utility's filing during the summer of 1998.

The Financial Accounting Standards Board's (FASB's) Emerging Issues Task Force
(EITF) has addressed the appropriateness of the continued application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) by utilities in states that have enacted restructuring legislation similar to the Customer Choice Act. SFAS 71 permits the recording of costs (regulatory assets) that have been, or are expected to be, allowed in the ratesetting process in a period different from the period in which such costs would be charged to expense by an unregulated enterprise. The EITF issued its statement 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements 71 and 101" which concluded that utilities should discontinue application of SFAS 71 for the generation portion of their business when a restructuring plan is in place and its terms are known. For UGI Utilities, this will be upon the issuance of the PUC's restructuring order which is expected to occur during the summer of 1998. If pursuant to the restructuring plan such electric generation assets no longer meet the criteria of SFAS 71, any related regulatory assets would be written-off unless the form of transition cost recovery meets the requirements under generally accepted accounting principles for continued accounting as regulatory assets. Any generation-related, long-lived fixed and intangible assets would be evaluated for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Based upon an evaluation of the various factors and conditions affecting future cost recovery, the Company does not expect the adoption of a PUC restructuring order to have a material adverse effect on its financial condition or results of operations.

On March 27, 1997, proposed customer choice legislation was introduced in the Pennsylvania General Assembly that would, among other things, extend the availability of gas transportation service to residential and small commercial customers of local gas distribution companies. It would permit all customers of natural gas distribution utilities to transport their natural gas supplies through the distribution systems of Pennsylvania gas utilities by April 1, 1999 and would also require Pennsylvania gas utilities to exit the merchant function of selling natural gas. Legislative committees have conducted public hearings on the proposed legislation and the Company has provided testimony on such issues as the recovery of costs associated with its existing gas supply assets and the need for standards to assure reliability of future gas supplies. At the request of the Governor of Pennsylvania, in December 1997 a collaborative group of industry stakeholders was convened to attempt to further develop the proposed legislation. To date, this group has failed to reach a consensus. The Company expects the collaborative process to continue, and it will participate and monitor developments, as appropriate.

YEAR 2000 MATTERS

The Company has conducted a detailed assessment of its critical computer-based systems in order to evaluate its Year 2000 ("Y2K") exposure. The Y2K issue is a result of computer programs being written using two digits (rather than four) to identify and process a year in a date field. Computer programs having date sensitive software may recognize date fields using "00" as the year 1900 rather than the year 2000, resulting in miscalculations and possible computer-based system failures. The Company has also identified and is contacting major vendors on which it depends for products or services in order to assess their Y2K compliance readiness and, if necessary, to develop appropriate contingency plans.

The Company has begun modifying its computer-based systems that are not currently Y2K compliant. The Company anticipates that its critical computer-based systems will be Y2K compliant by March 31, 1999.

The Company does not expect the costs to modify its computer-based systems, which will be expensed as incurred, will have a material effect on its results of operations or cash flows. However, in the event that the Company or its major suppliers experience disruptions due to Y2K issues, the Company's operations could be adversely affected.

                      UGI UTILITIES, INC. AND SUBSIDIARIES


                           PART II OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER


         On January 28, 1998, UGI Corporation, the owner of the issued and outstanding shares of common stock of UGI Utilities, Inc., executed a written consent of shareholder in lieu of a meeting, electing all eight nominees to the Board of Directors. Each of the following nominees received 26,781,785 votes for his election: Stephen D. Ban, Richard L. Bunn, Thomas F. Donovan, Richard
C. Gozon, Lon R. Greenberg, Marvin O. Schlanger, James W. Stratton and David I.
J. Wang.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)     List of Exhibits:


                 12.1       Computation of ratio of earnings to fixed charges

                 12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends

                 27         Financial Data Schedule


         (b) The Company filed a Current Report on Form 8-K, dated February 24, 1998, to report under Item 5 the prospective retirement of Richard L. Bunn, the Company's Chief Executive Officer, in 1999.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               UGI Utilities, Inc.
                                               -------------------
                                                  (Registrant)





Date:  May 13, 1998                        By:  J. C. Barney
-------------------                        ------------------------------------
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