Form 10-Q
period 1998-06-30
UGI UTILITIES INC
filed 1998-08-14
CIK 100548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         At July 31, 1998, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                      UGI UTILITIES, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                                                     PAGES
                                                                                                     -----

PART I FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Condensed Consolidated Balance Sheets as of June 30, 1998,
                     September 30, 1997 and June 30, 1997                                              1

                 Condensed Consolidated Statements of Income for the three,
                     nine and twelve months ended June 30, 1998 and 1997                               2

                 Condensed Consolidated Statements of Cash Flows for the
                     nine and twelve months ended June 30, 1998 and 1997                               3

                 Notes to Condensed Consolidated Financial Statements                                4 - 8

      Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                            9 - 19





PART II OTHER INFORMATION

      Item 1.    Legal Proceedings                                                                    19

      Item 6.    Exhibits and Reports on Form 8-K                                                     20

      Signatures                                                                                      21

                          PART I FINANCIAL INFORMATION
                      UGI UTILITIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                                   June 30,     September 30,    June 30,
                                                                                     1998           1997           1997
                                                                                     ----           ----           ----
ASSETS
    Current assets:
         Cash and cash equivalents                                                $  3,038       $ 12,813       $  5,299
         Accounts receivable (less allowances for doubtful accounts
              of $3,419, $3,333 and $4,152, respectively)                           32,663         25,309         40,463
         Accrued utility revenues                                                    5,986          7,688          6,690
         Inventories                                                                20,434         30,645         18,337
         Deferred income taxes                                                       9,046          7,179         11,053
         Prepaid expenses and other current assets                                   6,904          4,653          5,778
                                                                                  --------       --------       --------
              Total current assets                                                  78,071         88,287         87,620

    Property, plant and equipment, at cost (less accumulated depreciation
         and amortization of $251,214, $237,293 and $237,402, respectively)        536,329        528,355        518,986

    Regulatory income tax asset                                                     45,559         44,438         43,953
    Other assets                                                                    29,736         20,298         20,587
                                                                                  --------       --------       --------
         Total assets                                                             $689,695       $681,378       $671,146
                                                                                  ========       ========       ========


LIABILITIES  AND  STOCKHOLDERS'  EQUITY
    Current liabilities:
         Current maturities of long-term debt                                     $  7,143       $ 17,143       $ 17,143
         Current portion of redeemable preferred stock                                --            3,000           --
         Bank loans                                                                 50,700         67,000         43,200
         Accounts payable                                                           28,949         45,367         31,032
         Other current liabilities                                                  48,657         43,591         60,038
                                                                                  --------       --------       --------
              Total current liabilities                                            135,449        176,101        151,413

    Long-term debt                                                                 187,166        152,151        161,126
    Deferred income taxes                                                          105,073         99,868         98,643
    Other noncurrent liabilities                                                    28,140         20,577         20,583

    Commitments and contingencies

    Redeemable preferred stock                                                      20,000         32,187         35,187

    Common stockholder's equity:
         Common Stock, $2.25 par value (authorized - 40,000,000 shares;
              issued and outstanding - 26,781,785 shares)                           60,259         60,259         60,259
         Additional paid-in capital                                                 68,249         68,249         68,052
         Retained earnings                                                          85,359         71,986         75,883
                                                                                  --------       --------       --------
              Total common stockholder's equity                                    213,867        200,494        204,194
                                                                                  --------       --------       --------
         Total liabilities and stockholders' equity                               $689,695       $681,378       $671,146
                                                                                  ========       ========       ========


The accompanying notes are an integral part of these financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                             (Thousands of dollars)



                                                     Three Months Ended       Nine Months Ended       Twelve Months Ended
                                                           June 30,                 June 30,              June 30,
                                                           --------                 --------              --------
                                                       1998        1997        1998        1997       1998         1997
                                                       ----        ----        ----        ----       ----         ----
Revenues                                            $  74,342   $  88,208   $ 362,139   $ 395,666   $ 427,681    $ 463,649
                                                    ---------   ---------   ---------   ---------   ---------    ---------

Costs and expenses:
      Gas, fuel and purchased power                    35,109      44,174     188,267     207,797     219,448      241,423
      Operating and administrative expenses            26,560      28,995      83,476      88,960     112,390      118,644
      Operating and administrative expenses
           - related parties                            1,160       1,184       3,549       3,830       5,274        3,489
      Depreciation and amortization                     5,547       5,606      16,408      16,878      20,961       22,296
      Miscellaneous income, net                        (1,852)       (728)     (3,858)     (2,141)     (4,494)      (2,760)
                                                    ---------   ---------   ---------   ---------   ---------    ---------
                                                       66,524      79,231     287,842     315,324     353,579      383,092
                                                    ---------   ---------   ---------   ---------   ---------    ---------

Operating income                                        7,818       8,977      74,297      80,342      74,102       80,557
Interest expense                                        4,290       4,187      12,996      12,743      17,125       16,667
                                                    ---------   ---------   ---------   ---------   ---------    ---------
Income before income taxes                              3,528       4,790      61,301      67,599      56,977       63,890
Income taxes                                            1,636       1,820      23,202      25,681      22,085       24,411
                                                    ---------   ---------   ---------   ---------   ---------    ---------
Net income                                              1,892       2,970      38,099      41,918      34,892       39,479
Dividends on preferred stock                              390         691       1,772       2,073       2,463        2,764
                                                    ---------   ---------   ---------   ---------   ---------    ---------
Net income after dividends on preferred stock       $   1,502   $   2,279   $  36,327   $  39,845   $  32,429    $  36,715
                                                    =========   =========   =========   =========   =========    =========


The accompanying notes are an integral part of these financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)


                                                                       Nine Months Ended              Twelve Months Ended
                                                                            June 30,                        June 30,
                                                                            --------                        --------
                                                                      1998            1997            1998            1997
                                                                      ----            ----            ----            ----
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net income                                                      $ 38,099        $ 41,918        $ 34,892        $ 39,479
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                               16,408          16,878          20,961          22,296
          Deferred income taxes, net                                   1,122          (3,688)          5,359           1,544
          Other, net                                                   2,872           1,776           2,749           1,340
                                                                    --------        --------        --------        --------
                                                                      58,501          56,884          63,961          64,659
          Net change in:
             Accounts receivable and accrued utility revenues         (9,241)        (15,676)          4,034           4,165
             Inventories                                              10,211          11,698          (2,097)           (392)
             Deferred fuel adjustments                                 4,893          12,996          (3,464)          1,801
             Accounts payable                                        (16,418)         (8,485)         (2,083)         (1,222)
             Other current assets and liabilities                     (2,117)          4,859          (7,314)         (1,781)
                                                                    --------        --------        --------        --------
          Net cash provided by operating activities                   45,829          62,276          53,037          67,230
                                                                    --------        --------        --------        --------


CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Expenditures for property, plant and equipment                   (24,025)        (28,251)        (37,458)        (42,927)
    Net costs of property, plant and equipment disposals                (366)           (493)           (757)           (898)
    Other, net                                                          --               500            --               515
                                                                    --------        --------        --------        --------
       Net cash used by investing activities                         (24,391)        (28,244)        (38,215)        (43,310)
                                                                    --------        --------        --------        --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Payment of dividends                                             (24,406)        (26,133)        (25,096)        (48,148)
    Issuance of long-term debt                                        35,000          20,000          35,000          20,000
    Repayment of long-term debt                                      (10,000)        (18,400)        (18,980)        (25,543)
    Bank loans increase (decrease)                                   (16,300)         (7,300)          7,500          33,200
    Redemption of Series Preferred Stock                             (15,507)           --           (15,507)           --
                                                                    --------        --------        --------        --------
       Net cash used by financing activities                         (31,213)        (31,833)        (17,083)        (20,491)
                                                                    --------        --------        --------        --------

    Cash and cash equivalents increase (decrease)                   $ (9,775)       $  2,199        $ (2,261)       $  3,429
                                                                    ========        ========        ========        ========

CASH  AND  CASH  EQUIVALENTS:
    End of period                                                   $  3,038        $  5,299        $  3,038        $  5,299
    Beginning of period                                               12,813           3,100           5,299           1,870
                                                                    --------        --------        --------        --------
       Increase (decrease)                                          $ (9,775)       $  2,199        $ (2,261)       $  3,429
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

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                                   (unaudited)
                             (Thousands of dollars)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SEGMENT INFORMATION
    Information on revenues, operating income (loss), depreciation and amortization, identifiable assets and certain operating statistics by business segment for the periods presented follows:

                                               Three Months                  Nine Months                 Twelve Months
                                               Ended June 30,               Ended June 30,               Ended June 30,
                                            -------------------          -------------------           --------------------
                                            1998           1997          1998           1997           1998            1997
                                            ----           ----          ----           ----           ----            ----
REVENUES
    Gas utility                           $  57,892      $  71,638      $ 307,949      $ 340,733      $ 356,280      $ 391,681
    Electric utility                         16,450         16,570         54,190         54,933         71,401         71,968
                                          ---------      ---------      ---------      ---------      ---------      ---------
      Total                               $  74,342      $  88,208      $ 362,139      $ 395,666      $ 427,681      $ 463,649
                                          =========      =========      =========      =========      =========      =========


OPERATING INCOME (LOSS)
    Gas utility                           $   7,042      $   7,951      $  69,082      $  75,466      $  68,406      $  73,144
    Electric utility                          1,956          2,186          8,567          8,511         10,745         10,678
    Other                                       (20)            24            197            195            225            224
    Corporate general                        (1,160)        (1,184)        (3,549)        (3,830)        (5,274)        (3,489)
                                          ---------      ---------      ---------      ---------      ---------      ---------
      Total                               $   7,818      $   8,977      $  74,297      $  80,342      $  74,102      $  80,557
                                          =========      =========      =========      =========      =========      =========



DEPRECIATION AND AMORTIZATION
    Gas utility                           $   4,549      $   4,597      $  13,540      $  13,827      $  16,907      $  18,242
    Electric utility                            998          1,009          2,868          3,051          4,054          4,054
                                          ---------      ---------      ---------      ---------      ---------      ---------
      Total                               $   5,547      $   5,606      $  16,408      $  16,878      $  20,961      $  22,296
                                          =========      =========      =========      =========      =========      =========



IDENTIFIABLE ASSETS
    (at period end)
    Gas utility                           $ 593,642      $ 582,387      $ 593,642      $ 582,387      $ 593,642      $ 582,387
    Electric utility                         95,655         85,614         95,655         85,614         95,655         85,614
    Corporate general and other                 398          3,145            398          3,145            398          3,145
                                          ---------      ---------      ---------      ---------      ---------      ---------
      Total                               $ 689,695      $ 671,146      $ 689,695      $ 671,146      $ 689,695      $ 671,146
                                          =========      =========      =========      =========      =========      =========




OPERATING STATISTICS
    Natural gas system throughput -
      billions of cubic feet                  14.5           15.9            63.0          68.4            74.9           81.4
    Electric sales -
      millions of kilowatt hours             197.7          195.0           662.6         667.3           863.8          868.2

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                                   (unaudited)
                             (Thousands of dollars)

3.       ELECTRIC UTILITY RESTRUCTURING ORDER

         On June 19, 1998, the Pennsylvania Public Utility Commission (PUC) entered its Opinion and Order in Electric Utility's restructuring proceeding (the "Order") pursuant to Pennsylvania's Electricity Generation Customer Choice and Competition Act (Customer Choice Act). The Order essentially adopts the terms included in a comprehensive settlement agreement (the "Settlement Agreement") previously entered into by UGI Utilities and the active parties to the restructuring proceeding, except Pennsylvania Power and Light Company (PP&L). Under the terms of the Order, commencing January 1, 1999 Electric Utility is authorized to recover $32,500 in stranded costs (on a full revenue requirements basis which includes all income and gross receipts taxes) over a four-year period through a Competitive Transition Charge (CTC) (together with carrying charges on unrecovered balances of 7.94%) and to charge unbundled rates for generation, transmission and distribution services. Stranded costs are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Electric Utility's recoverable stranded costs include $8,692 for the buy-out of a 1993 power purchase agreement with an independent power producer. In June 1998, Electric Utility recorded a liability of $8,692 for the buy-out of the 1993 power purchase agreement and also recorded a corresponding CTC regulatory asset. In Electric Utility's restructuring proceeding, PP&L claimed certain stranded costs associated with a 1992 power supply agreement for the wholesale sale of power by PP&L to Electric Utility. The PUC denied PP&L's claim in the Order. On July 20, 1998, PP&L appealed the PUC's decision to the Commonwealth Court of Pennsylvania.

         Under the terms of the Order and in accordance with the Customer Choice Act, Electric Utility's rates for transmission and distribution services are capped through July 1, 2001. In addition, Electric Utility generally may not increase the generation component of prices as long as stranded costs are being recovered through the CTC. For Electric Utility, this generation rate cap is expected to extend through December 31, 2002. All of Electric Utility's customers will be permitted to select an alternative generation supplier as of January 1, 1999. Customers choosing an alternative supplier will on average receive a generation "shopping credit" developed from system-wide generation rates of 3.67 cents per kwh in 1999 and 2000, and 4.3 cents per kwh in 2001 and 2002. The Settlement Agreement gives Electric Utility the right, subject to prior PUC approval, to transfer its electric generation assets to a non-regulated affiliate. The Company's management believes that, upon filing the necessary documents with the PUC, Electric Utility will receive such approval.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                                   (unaudited)
                             (Thousands of dollars)

         The Financial Accounting Standards Board's (FASB's) Emerging Issues Task Force (EITF) in 1997 issued its statement 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements 71 and 101." EITF 97-4 concluded that utilities should discontinue application of SFAS 71 "Accounting for the Effects of Certain Types of Regulation" for the generation portion of their business when a restructuring plan is in place and its terms are known. Pursuant to such guidance, in June 1998 Electric Utility discontinued the application of SFAS 71 as it relates to the electric generation portion of its business, which assets comprise less than 5% of the Company's consolidated assets. The discontinuance of SFAS 71 did not have a material effect on the Company's financial position or results of operations for the three months ended June 30, 1998.

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

         At sites in which a former subsidiary of UGI Utilities operated a manufactured gas plant, UGI Utilities should not have significant liability because UGI Utilities generally is not legally liable for the obligations of its subsidiaries. Under certain circumstances, however, courts have found parent companies liable for environmental damage at sites owned by subsidiary companies when the parent company either (i) itself operated the facility causing the environmental damage or (ii) otherwise so controlled the subsidiary that the subsidiary's separate corporate form should be disregarded. There could be, therefore, significant future costs of an uncertain amount associated with environmental damage caused by manufactured gas plants that UGI Utilities owned or directly operated, or that were owned or operated by former subsidiaries of UGI Utilities, if a court were to conclude that the subsidiary's separate corporate form should be disregarded. In many circumstances where UGI Utilities may be liable, expenditures may not be reasonably quantifiable because of a number of factors, including various costs associated with potential remedial alternatives, the unknown number of other potentially responsible parties involved and their ability to contribute to the costs of investigation and remediation, and changing environmental laws and regulations.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                                   (unaudited)
                             (Thousands of dollars)

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company's results of operations for the three months ended June 30, 1998 (1998 three-month period) with the three months ended June 30, 1997 (1997 three-month period); the nine months ended June 30, 1998 (1998 nine-month period) with the nine months ended June 30, 1997 (1997 nine-month period); and the twelve months ended June 30, 1998 (1998 twelve-month period) with the twelve months ended June 30, 1997 (1997 twelve-month period). The Company's results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements. Due to the seasonal nature of the Company's businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

1998 THREE-MONTH PERIOD COMPARED WITH 1997 THREE-MONTH PERIOD

---------------------------------------------------------------------------------------------------------
                                                                                         Increase
 Three Months Ended June 30,                                1998           1997         (Decrease)
 ---------------------------                                ----           ----         ----------
 (Millions of dollars)

GAS UTILITY:
     Natural gas system throughput - bcf                   14.5          15.9         (1.4)       (8.8)%
     Degree days - % colder (warmer) than normal          (23.7)         15.9           --         --
     Revenues                                          $   57.9      $   71.6      $ (13.7)      (19.1)%
     Total margin (a)                                  $   28.9      $   32.3      $  (3.4)      (10.5)%
     Operating income                                  $    7.0      $    8.0      $  (1.0)      (12.5)%

ELECTRIC UTILITY:
     Electric sales - gwh                                 197.7         195.0          2.7         1.4%
     Revenues                                          $   16.5      $   16.6      $   (.1)        (.6)%
     Total margin (a)                                  $    7.5      $    8.4      $   (.9)      (10.7)%
     Operating income                                  $    2.0      $    2.2      $   (.2)       (9.1)%

CORPORATE GENERAL AND OTHER:
     Corporate general expenses                        $   (1.2)     $   (1.2)     $    --           -%
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

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GAS UTILITY. Weather in the Gas Utility service territory during the 1998 three-month period was 23.7% warmer than normal compared with weather that was 15.9% colder than normal in the prior-year period. Total system throughput decreased 8.8% during the 1998 three-month period principally reflecting the warmer weather's effect on firm-residential, firm-commercial and firm-industrial (collectively, "core market") sales.

The $13.7 million decrease in Gas Utility's total revenues during the 1998 three-month period is due principally to (1) a $10.8 million decrease in core market revenues resulting from the lower volumes sold and (2) a $2.3 million decrease from lower off-system sales. Cost of gas sold by the Gas Utility was $26.9 million during the 1998 three-month period, a decrease of $9.8 million from the prior-year period, principally reflecting the decrease in off-system and core market sales.

Gas Utility total margin during the 1998 three-month period was $3.4 million lower than in the 1997 three-month period principally reflecting a $3.2 million decrease in total margin from core market customers. Total margin from Gas Utility interruptible customers during the 1998 three-month period was $.6 million lower than the prior-year period, notwithstanding an increase in interruptible throughput, as the price of alternative fuels, principally oil, declined relative to gas prices, resulting in lower interruptible transportation rates. The decline in core market and interruptible margins was partially offset by slightly higher firm delivery service margins.

Although total margin during the three months ended June 30, 1998 decreased $3.4 million, Gas Utility operating income decreased only $1.0 million principally as a result of (1) lower costs associated with environmental matters, (2) lower distribution system maintenance expenses, (3) a decrease in general and administrative expenses and (4) slightly higher miscellaneous income.

ELECTRIC UTILITY. Electric Utility sales increased 1.4% during the 1998 three-month period. Notwithstanding the higher sales, Electric Utility revenues decreased principally as a result of customers purchasing electricity from other providers under the pilot program. In accordance with the Customer Choice Act, Electric Utility implemented a pilot program effective November 1, 1997 for up to five percent of the peak load of each customer class. For those customers participating in the pilot program, Electric Utility bills only for the distribution of electricity but not for the electricity itself. Electric Utility cost of sales increased $.8 million as a result of higher generation and purchased power costs. As a result of Electric Utility's restructuring Order, its Energy Cost Rate (ECR) was combined with its base rates. Because the sources and costs of Electric Utility's power needs vary from period to period and its generation rates are capped until December 31, 2002, the elimination of the ECR may increase the volatility of Electric Utility's future quarterly results.

During the 1998 three-month period, Electric Utility total margin decreased $.9 million from the prior-year period primarily as a result of the previously mentioned increase in generation and purchased power costs. Operating income was $2.0 million during the 1998 three-month period

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


compared with $2.2 million in the same period last year. The decrease reflects the net effects of (1) lower total margin, (2) higher legal expenses associated with the Electric Utility restructuring and (3) higher miscellaneous income. Miscellaneous income was $1.0 million in the 1998 three-month period compared with $.1 million in the 1997 three-month period. The increase in miscellaneous income principally resulted from adjustments to reserves associated with accrued Electric Utility revenues as a result of the restructuring Order.

CORPORATE GENERAL EXPENSES. Corporate general expenses, which represent an allocated share of UGI corporate headquarters' expenses, were $1.2 million in both the 1998 and 1997 three-month periods.

INTEREST EXPENSE AND INCOME TAXES. Interest expense during the 1998 three-month period was $4.3 million, comparable with interest expense of $4.2 million recorded in the prior-year period. The effective income tax rate for the 1998 three-month period was 46.4% compared with a rate of 38.0% in the three months ended June 30, 1997. The increase in the 1998 tax rate resulted from the use of a slightly higher year-to-date effective tax rate in June 1998 than was used in March 1998.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


1998 NINE-MONTH PERIOD COMPARED WITH 1997 NINE-MONTH PERIOD

---------------------------------------------------------------------------------------------------------------
                                                                                                 Increase
 Nine Months Ended June 30,                                     1998          1997              (Decrease)
 --------------------------                                     ----          ----              ----------
 (Millions of dollars)

GAS UTILITY:
     Natural gas system throughput - bcf                          63.0          68.4         (5.4)      (7.9)%
     Degree days - % warmer than normal                          (15.8)         (4.7)          --         --
     Revenues                                                 $  307.9      $  340.7      $ (32.8)      (9.6)%
     Total margin (a)                                         $  133.8      $  145.2      $ (11.4)      (7.9)%
     Operating income                                         $   69.1      $   75.5      $  (6.4)      (8.5)%

ELECTRIC UTILITY:
     Electric sales - gwh                                        662.6         667.3         (4.7)       (.7)%
     Revenues                                                 $   54.2      $   54.9      $   (.7)      (1.3)%
     Total margin (a)                                         $   25.7      $   26.6      $   (.9)      (3.4)%
     Operating income                                         $    8.6      $    8.5      $    .1        1.2%

CORPORATE GENERAL AND OTHER:
     Corporate general expenses                               $   (3.5)     $   (3.8)     $   (.3)      (7.9)%
     Other operating income                                   $     .2      $     .2      $    --          - %
---------------------------------------------------------------------------------------------------------------

         bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in Gas Utility's service territory in the 1998 nine-month period was 15.8% warmer than normal compared with weather that was 4.7% warmer than normal in the prior-year period. Total system throughput decreased 7.9% during the 1998 nine-month period principally reflecting the effect of the warmer heating-season weather on core market sales as well as a decrease in low-margin interruptible delivery service volumes resulting from the shut-down of a gas-fired cogeneration facility.

The decrease in Gas Utility's total revenues reflects a $30.7 million decrease from lower sales to core market customers. Cost of gas sold by Gas Utility decreased $19.7 million to $162.2 million during the 1998 nine-month period principally reflecting the lower sales to core market customers.

The decrease in Gas Utility total margin principally reflects (1) a $9.3 million decrease from core market customers resulting from the warmer weather and (2) a $2.4 million decrease from

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

interruptible customers resulting from lower transportation rates due to declining oil prices relative to gas prices.

Gas Utility operating income decreased $6.4 million during the 1998 nine-month period principally reflecting the lower total margin partially offset by lower operating expenses and higher miscellaneous income. Operating and administrative expenses during the 1998 nine-month period decreased $3.7 million principally as a result of (1) income from an insurance recovery, (2) a decrease in distribution system maintenance expenses, (3) lower costs associated with environmental matters and (4) lower general and administrative expenses. These decreases were partially offset by an increase in gas supply expenses.

ELECTRIC UTILITY. Electric Utility sales decreased during the 1998 nine-month period on weather which was 11.4% warmer than in the 1997 nine-month period. Electric Utility revenues decreased $.7 million reflecting the warmer weather and the effects of Electric Utility's pilot program. Notwithstanding the decrease in sales, cost of sales increased to $26.1 million in the 1998 nine-month period from $25.9 million in the prior-year period. The increase reflects higher purchased power costs and the effect of the inclusion of the former ECR in base rates.

Electric Utility total margin was $.9 million lower during the 1998 nine-month period than the prior-year period. However, Electric Utility operating income increased slightly during the nine months ended June 30, 1998 principally as a result of higher miscellaneous income and lower charges for depreciation. Miscellaneous income was $1.1 million in the 1998 nine-month period compared with $.1 million in the 1997 nine-month period. The increase principally resulted from adjustments to reserves associated with accrued Electric Utility revenues as a result of the restructuring Order.

CORPORATE GENERAL. Corporate general expenses were $3.5 million in the 1998 nine-month period compared with $3.8 million in the 1997 nine-month period. The decrease represents lower levels of UGI corporate headquarters' expenses.

INTEREST EXPENSE AND INCOME TAXES. Interest expense was $13.0 million during the 1998 nine-month period compared with $12.7 million in the 1997 nine-month period. The increase in interest expense reflects higher average long-term debt outstanding partially offset by lower average bank loans outstanding. The effective income tax rate for the 1998 nine-month period was 37.8% compared with a rate of 38.0% for the nine months ended June 30, 1997.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1998 TWELVE-MONTH PERIOD COMPARED WITH 1997 TWELVE-MONTH PERIOD

----------------------------------------------------------------------------------------------------------------
                                                                                                Increase
 Twelve Months Ended June 30,                                   1998           1997             (Decrease)
 ----------------------------                                   ----           ----             ----------
 (Millions of dollars)
GAS UTILITY:
     Natural gas system throughput - bcf                          74.9          81.4         (6.5)       (8.0)%
     Degree days - % warmer than normal                          (15.6)         (4.9)          --          --
     Revenues                                                 $  356.3      $  391.7      $ (35.4)       (9.0)%
     Total margin (a)                                         $  157.3      $  168.8      $ (11.5)       (6.8)%
     Operating income                                         $   68.4      $   73.1      $  (4.7)       (6.4)%

ELECTRIC UTILITY:
     Electric sales - gwh                                        863.8         868.2         (4.4)        (.5)%
     Revenues                                                 $   71.4      $   72.0      $   (.6)        (.8)%
     Total margin (a)                                         $   34.3      $   35.0      $   (.7)       (2.0)%
     Operating income                                         $   10.7      $   10.7      $    --          -- %

CORPORATE GENERAL AND OTHER:
     Corporate general expenses                               $   (5.3)     $   (3.5)     $   1.8        51.4 %
     Other operating income                                   $     .2      $     .2      $    --          -- %
----------------------------------------------------------------------------------------------------------------

         bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in Gas Utility's service territory in the 1998 twelve-month period was significantly warmer than in the 1997 twelve-month period. Total system throughput declined principally as a result of the effects of the warmer weather on core market sales and a decrease in low-margin interruptible delivery service volumes resulting from the shut-down of a gas-fired cogeneration facility.

Gas Utility revenues were $35.4 million lower in the 1998 twelve-month period as a result of (1) a $30.7 million decrease in core market revenues due to the lower volumes sold, (2) a $3.1 million decrease in revenues from off-system sales and (3) lower revenues from interruptible customers. Cost of gas sold was $185.5 million during the 1998 twelve-month period, a decrease of $22.2 million from the same period in 1997, principally reflecting the reduced core market and off-system sales partially offset by the effects of slightly higher average purchased gas cost rates.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gas Utility total margin decreased during the 1998 twelve-month period principally reflecting a $9.7 million decrease in total margin from core market customers and a $2.1 million decrease in total margin from interruptible customers.

Gas Utility operating income decreased $4.7 million during the 1998 twelve-month period as the lower total margin was partially offset by (1) a $4.4 million decrease in operating expenses, (2) a $1.3 million decrease in depreciation and amortization and (3) higher miscellaneous income. Operating and administrative expenses decreased principally as a result of (1) income from an insurance recovery and (2) a decrease in distribution system maintenance expenses.

ELECTRIC UTILITY. Electric Utility sales were lower during the twelve months ended June 30, 1998 than in the prior-year period due in part to warmer heating-season weather. Electric Utility revenues were $.6 million lower than the prior-year period principally reflecting the effects of the warmer weather and Electric Utility's pilot program. Notwithstanding the lower sales, Electric Utility cost of sales increased $.2 million to $34.0 million during the 1998 twelve-month period as a result of higher purchased power costs and the effect of the inclusion of the former ECR in base rates in June 1998.

Electric Utility total margin decreased $.7 million during the 1998 twelve-month period principally as a result of the lower sales. Operating income during the 1998 twelve-month period was virtually unchanged from the prior-year period as the lower total margin and slightly higher operating expenses were offset by greater miscellaneous income. Miscellaneous income of Electric Utility was $1.1 million in the 1998 twelve-month period compared with $.2 million in the same period last year. The increase principally resulted from adjustments to reserves associated with accrued Electric Utility revenues as a result of the restructuring Order.

CORPORATE GENERAL EXPENSES. Corporate general expenses were $5.3 million in the 1998 twelve-month period compared with $3.5 million in the 1997 twelve-month period. The 1997 twelve-month period corporate expenses were lower as a result of adjustments to incentive compensation accruals recorded in September 1996.

INTEREST EXPENSE AND INCOME TAXES. Interest expense was $17.1 million in the 1998 twelve-month period compared with $16.7 million in the 1997 twelve-month period. The increase in interest expense during the 1998 twelve-month period is principally due to higher levels of long-term debt outstanding partially offset by lower levels of bank loans outstanding at slightly higher average interest rates. The effective income tax rate for the 1998 twelve-month period was 38.8% compared with a rate of 38.2% in the prior-year period.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                        FINANCIAL CONDITION AND LIQUIDITY

CAPITAL STRUCTURE

The Company's debt outstanding at June 30, 1998 totaled $245.0 million compared with $236.3 million at September 30, 1997. The increase is a result of the issuance of an aggregate $35 million of notes under UGI Utilities' Series B Medium-Term Note program offset by a $16.3 million decrease in bank loans outstanding and $10 million in long-term debt repayments.

CASH FLOWS

The Company's cash flows from operating activities are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the nine months ended June 30, 1998 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities was $45.8 million during the nine months ended June 30, 1998 compared with $62.3 million in the comparable prior-year period. Cash generated by operations before changes in operating working capital totaled $58.5 million during the nine months ended June 30, 1998 compared to $56.9 million in the prior-year period. Changes in operating working capital during the nine months ended June 30, 1998 required $12.7 million of operating cash flow principally from a $16.4 million decrease in accounts payable and a $9.2 million seasonal increase in accounts receivable and accrued utility revenues partially offset by a $10.2 million seasonal decrease in inventories and $4.9 million in purchased gas cost overcollections. In the nine months ended June 30, 1997, changes in operating working capital generated $5.4 million of operating cash flow.

INVESTING ACTIVITIES. Cash expenditures for property, plant and equipment totaled $24.0 million in the nine months ended June 30, 1998 compared with $28.3 million in the same period last year. The decrease reflects lower Gas Utility capital expenditures.

FINANCING ACTIVITIES. In April 1998, UGI Utilities voluntarily redeemed 120,000 shares of its $8.00 Series Preferred Stock at a redemption price of $102.667 per share and all 7,983 outstanding shares of its $1.80 Series Preferred Stock at a redemption price of $23.50 per share. UGI Utilities used borrowings under its revolving credit agreements to fund such redemptions. Cash flows from financing activities for the 1998 nine-month period include dividends on preferred stock of $1.8 million compared with $2.1 million in the 1997 nine-month period. Dividends during the nine months ended June 30, 1998 and 1997 also include $22.6 million and $24.1 million, respectively, of dividend payments to UGI.

During the 1998 nine-month period, UGI Utilities issued $20 million of twenty-year 7.25% notes and $15 million of three-year 6.17% notes under its Series B Medium-Term Note program the proceeds of

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

which were used to reduce bank loans. During the nine months ended June 30, 1998, UGI Utilities repaid $10 million of its 8.70% Notes. During the prior-year period, UGI Utilities repaid $8.4 million of its Series First Mortgage Bonds and $10 million of its 8.70% Notes. Net repayments under UGI Utilities' revolving credit agreements totaled $16.3 million in the 1998 nine-month period compared with $7.3 million in the prior-year period.

ELECTRIC UTILITY RESTRUCTURING ORDER

On June 19, 1998, the PUC entered its Opinion and Order in Electric Utility's restructuring proceeding pursuant to Pennsylvania's Customer Choice Act. Under the terms of the Order, commencing January 1, 1999 Electric Utility is authorized to recover $32,500 in stranded costs (on a full revenue requirements basis which includes all income and gross receipts taxes) over a four-year period through a CTC (together with carrying charges on unrecovered balances of 7.94%) and to charge unbundled rates for generation, transmission and distribution services. Electric Utility's recoverable stranded costs include $8,692 for the buy-out of a 1993 power purchase agreement with an independent power producer. In June 1998, Electric Utility recorded a liability of $8,692 for the buy-out of the 1993 power purchase agreement and also recorded a corresponding CTC regulatory asset.

Under the terms of the Order and in accordance with the Customer Choice Act, Electric Utility's rates for transmission and distribution services are capped through July 1, 2001. In addition, Electric Utility generally may not increase the generation component of prices as long as stranded costs are being recovered through the CTC. For Electric Utility, this generation rate cap is expected to extend through December 31, 2002. All of Electric Utility's customers will be permitted to select an alternative generation supplier as of January 1, 1999. Customers choosing an alternative supplier will on average receive a generation "shopping credit" developed from system-wide generation rates of 3.67 cents per kwh in 1999 and 2000, and 4.3 cents per kwh in 2001 and 2002. The Settlement Agreement gives Electric Utility the right, subject to prior PUC approval, to transfer its electric generation assets to a non-regulated affiliate. The Company's management believes that, upon filing the necessary documents with the PUC, Electric Utility will receive such approval.

As a result of the Order, in June 1998 Electric Utility discontinued the application of SFAS 71 as it relates to the electric generation portion of its business, which assets comprise less than 5% of the Company's consolidated assets. The discontinuance of SFAS 71 did not have a material effect on the Company's financial position or results of operations for the three months ended June 30, 1998.

The Company continues to evaluate the future financial impact of the Order on Electric Utility's results of operations. Ultimately, Electric Utility's future financial results will depend upon a number of factors including, among others, the number of customers who choose alternative electric generation suppliers and the ability of Electric Utility to produce or purchase electricity at

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

competitive prices for its customers in the future. For a more detailed discussion of the Order, see Note 3 to condensed consolidated financial statements.

PROPOSED GAS UTILITY CUSTOMER CHOICE

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ACCOUNTING PRINCIPLES NOT YET ADOPTED

In June 1998, the Financial Accounting Standards Boards (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure the instruments at fair value. The accounting for changes in fair value of a derivative depends upon the intended use of such derivative. The Company expects to adopt the provisions of SFAS 133 in fiscal 2000.

Although the Company has not generally used derivative instruments, the impact of the adoption of SFAS 133 on the Company's future financial condition and results of operations will depend upon a number of factors including the extent to which the Company uses derivative instruments and the designation and effectiveness of such derivatives as hedging market risk.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Foster Wheeler Penn Resources, Inc. v. UGI Utilities, Inc. Civil Action No. 97CV4592. On July 14, 1997, Foster Wheeler Penn Resources, Inc. filed suit against UGI Utilities, Inc. in United States District Court for the Eastern District of Pennsylvania alleging, among other things, that UGI Utilities breached an Agreement for the Sale and Purchase of Net Electrical Energy under which UGI Utilities had agreed to purchase electricity from a generating facility yet to be built by Foster Wheeler. On May 20, 1998, UGI Utilities and Foster Wheeler entered into a settlement agreement whereby UGI Utilities agreed to pay Foster Wheeler $8.7 million, plus interest, in equal quarterly installments over the same four year period as the CTC recovery period established by the Pennsylvania Public Utility Commission (PUC) in UGI Utilities' electric restructuring proceeding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Electric Utility Restructuring Order" in Part I of this Report. The settlement agreement was contingent upon an order of the PUC permitting UGI Utilities full recovery of the settlement payments from its customers through the CTC. The PUC entered such an order on June 19, 1998.

                      UGI UTILITIES, INC. AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      List of Exhibits:

                  10 Amendment dated June 18, 1998 to Agency Agreement dated August 1, 1996 between the Company and Donaldson, Lufkin & Jenrette Securities Corporation

                  12.1     Computation of ratio of earnings to fixed charges

                  12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends

                  27       Financial Data Schedule


         (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 1998.

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


Date:  August 12, 1998                           By:  J. C. Barney
----------------------                           -------------------------------
                                                 J. C. Barney, Vice President -
                                                 Finance and Accounting
                                                 (Principal Financial Officer)

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX


10 Amendment dated June 18, 1998 to Agency Agreement dated August 1, 1996 between the Company and Donaldson, Lufkin & Jenrette Securities Corporation


12.1     Computation of ratio of earnings to fixed charges


12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends


27       Financial Data Schedule