Form 10-K405
period 1998-09-30
UGI UTILITIES INC
filed 1998-12-23
CIK 100548

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At December 1, 1998 there were 26,781,785 shares of UGI Utilities Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                                TABLE OF CONTENTS

PART I            BUSINESS                                                  PAGE

Items 1 and 2     Business and Properties....................................  1
                           General...........................................  1
                           Gas Utility Operations............................  1
                           Electric Utility Operations.......................  4

Item 3            Legal Proceedings.......................................... 10

Item 4            Submission of Matters to a Vote of
                           Security Holders.................................. 13

PART II           SECURITIES AND FINANCIAL INFORMATION

Item 5            Market for Registrant's Common Equity
                           and Related Stockholder Matters................... 13

Item 6            Selected Financial Data.................................... 14

Item 7            Management's Discussion and Analysis of Financial
                           Condition and Results of Operations............... 15

Item 7A           Quantitative and Qualitative Disclosure About Market Risk.. 25

Item 8            Financial Statements and Supplementary Data................ 25

Item 9            Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure............ 25

PART III          UGI UTILITIES, INC. MANAGEMENT AND SECURITY HOLDERS

Item 10           Directors and Executive Officers of the Registrant......... 26

Item 11           Executive Compensation..................................... 31

Item 12           Security Ownership of Certain Beneficial
                           Owners and Management............................. 38

Item 13           Certain Relationships and Related
                           Transactions...................................... 39

PART IV           ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

Item 14           Exhibits, Financial Statement Schedules
                           and Reports on Form 8-K........................... 40

                  Signatures................................................. 44

                  Index to Financial Statements and
                           Financial Statement Schedule..................... F-2


                                      (i)

PART I: BUSINESS

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

         UGI Utilities, Inc. ("Utilities" or the "Company") is a public utility company that owns and operates (i) a natural gas distribution utility serving 14 counties in eastern and southeastern Pennsylvania ("Gas Utility"), and (ii) an electric utility serving parts of Luzerne and Wyoming Counties in northeastern Pennsylvania ("Electric Utility"). We are a wholly owned subsidiary of UGI Corporation ("UGI").

         Utilities was incorporated in Pennsylvania in 1925 as the successor to a business founded in 1882. We are subject to regulation by the Pennsylvania Public Utility Commission ("PUC"). Utilities' executive offices are located at 100 Kachel Boulevard, Suite 400, Green Hills Corporate Center, Reading, Pennsylvania 19607, and its telephone number is (610) 796-3400. In this report, the terms "Company" and "Utilities," as well as the terms, "our," "we," and "its," are sometimes used to refer to UGI Utilities, Inc.

GAS UTILITY OPERATIONS

SERVICE AREA; REVENUE ANALYSIS

         Gas Utility distributes natural gas to approximately 258,000 customers in portions of 14 eastern and southeastern Pennsylvania counties through its distribution system of approximately 4,400 miles of gas mains. The service area consists of approximately 3,000 square miles and includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon and Reading, Pennsylvania. Located in Gas Utility's service area are major production centers for basic industries such as specialty metals, aluminum and glass. For the fiscal years ended September 30, 1998, 1997 and 1996, revenues of Gas Utility accounted for approximately 83%, 84%, and 85%, respectively, of our total consolidated revenues.

         System throughput (the total volume of gas sold to or transported for customers within Gas Utility's distribution system) for the 1998 fiscal year was approximately 74.9 billion cubic feet ("bcf"). System sales of gas accounted for approximately 42% of system throughput, while gas transported for commercial and industrial customers (who buy their gas from others) accounted for approximately 58% of system throughput. Based on industry data for 1997, residential customers account for approximately 38% of total system throughput by local gas distribution companies in the United States. By contrast, for the 1998 fiscal year, Gas Utility's residential customers represented 22% of its total system throughput.

SOURCES OF SUPPLY AND PIPELINE CAPACITY

         Gas Utility meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with producers and marketers, storage and transportation services from pipeline companies, and its own propane-air and liquefied natural gas peak-shaving facilities. Purchases of natural gas in the spot market are also made to reduce costs and manage storage inventory levels. These arrangements enable Gas Utility to purchase gas from Gulf Coast, Mid-Continent, Appalachian and Canadian sources. For the transportation and storage function, Utilities has agreements with a number of pipeline companies, including Texas Eastern Transmission Corporation, Columbia Gas Transmission Corporation, ANR Pipeline Company, Columbia Gulf Transmission Company, CNG Transmission Corporation, National Fuel Gas Supply Corporation, Transcontinental Gas Pipeline Corporation, Trunkline Gas Company, Texas Gas Transmission Corporation, Panhandle Eastern Pipe Line Company and Tennessee Gas Pipeline Co.

GAS SUPPLY CONTRACTS

         During the 1998 fiscal year, Gas Utility purchased approximately 30.8 bcf of natural gas and sold approximately 31.3 bcf to customers. Approximately 25 bcf or 81% of the volumes purchased were supplied under agreements with six major suppliers of natural gas. The remaining 5.8 bcf or 19% of gas purchased was supplied by producers and marketers under other arrangements, including multi-month agreements at spot prices. Certain gas supply contracts require minimum gas purchases, however, each of these agreements either terminates in fiscal year 1999, or includes provisions that entitle Utilities to terminate the agreement if it is not market responsive.

STORAGE AND PEAK SHAVING

         Gas Utility contracts for 9.5 bcf of seasonal storage with several interstate pipelines. Gas is injected in storage during the summer and delivered during the winter at combined peak day capacities of approximately 0.16 bcf. In Harrisburg, Reading and Bethlehem, Pennsylvania, Gas Utility operates peak-shaving facilities capable of producing 0.06 bcf of gas per day from propane-air and liquefied natural gas facilities. These facilities are used to meet winter peak service requirements.

SEASONAL VARIATION

         Because many of its customers use gas for heating purposes, Gas Utility's sales are seasonal, with approximately 57% of fiscal year 1998 throughput and approximately 76% of earnings before interest expense, income taxes, depreciation and amortization occurring during the winter season from November through March.

COMPETITION

         Natural gas is a fuel that competes with electricity and oil, and to a lesser extent, with propane and coal. Competition among these fuels is primarily a function of their comparative price and the relative cost and efficiency of fuel utilization equipment. Electric utilities in Gas Utility's service area are aggressively seeking new load, primarily in the new construction market. Competition with fuel oil dealers is focused on industrial customers. Gas Utility responds to this competition with marketing efforts designed to retain and grow its customer base.

         In substantially all of its service territory, Gas Utility is the only regulated gas distribution utility having the right, granted by the PUC or by law, to provide transportation services. While unregulated gas marketers have been selling gas to commercial and industrial customers in Gas Utility's service territory for over 13 years, Gas Utility provides transportation services for those sales. Pennsylvania is considering legislation which would require a customer choice option for retail purchasers of natural gas. See "Utility Regulation and Rates."

         Customers representing approximately 41% of Gas Utility's transportation system throughput (22% of transportation revenues) have the ability to switch to an alternate fuel at any time and, therefore, are served under flexible, interruptible rates which are competitively priced with respect to their alternate fuel. Gas Utility's margins from these customers, therefore, are affected by the difference, or "spread," between the customers' delivered cost of gas and the customers' delivered alternate fuel cost. In addition, other customers representing 33% of transportation system throughput (19% of transportation revenues) have locations which afford them the option, although none has exercised it, of seeking transportation service directly from interstate pipelines, thereby bypassing Gas Utility. The majority of customers in the latter group are served under transportation contracts having three- to ten-year terms. Included in these two groups are the ten Utilities' customers with the highest volume of system throughput. Three of the top five customers have entered into long-term agreements with Utilities. No single customer represents, or is anticipated to represent, more than 1% of the total revenues of Gas Utility.

OUTLOOK FOR GAS SERVICE AND SUPPLY

         Gas Utility anticipates having adequate pipeline capacity and sources of supply available to it to meet the full requirements of all firm customers on its system through fiscal year 1999. Supply mix is diversified, market priced, and delivered pursuant to a number of long- and short-term firm transportation and storage arrangements.

         During the 1998 fiscal year, Gas Utility supplied transportation service to three major cogeneration installations. Gas Utility continues to pursue opportunities to supply natural gas to electric generation projects located in its service territory. Gas Utility also continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In the residential market sector, Gas Utility connected 6,955 additional residential heating customers during the 1998 fiscal year, a modest increase from the previous year. Of those new customers, new home construction accounted for a record 4,905 heating customers, an increase of approximately 14% from the prior year. Customers converting from other energy sources, primarily oil, and existing non-heating gas customers who have added gas heating systems to replace other energy sources, accounted for the balance of the additions. The total number of new commercial and industrial customers was 1,246, up from 1,068 in fiscal year 1997.

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

         Gas Utility's objective in negotiations with interstate pipeline and natural gas suppliers, and in litigation before regulatory agencies, is to assure availability of supply, transportation and storage alternatives to serve market requirements at the lowest cost possible, taking into account the need for security of supply. Consistent with that objective, Gas Utility negotiates the terms of firm transportation capacity on all pipelines serving Gas Utility, arranges for appropriate storage and peak-shaving resources, negotiates with producers for competitively priced gas purchases and aggressively participates in regulatory proceedings related to transportation rights, costs of service and gas costs.

ELECTRIC UTILITY OPERATIONS

ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

         On January 1, 1997, Pennsylvania's Electricity Generation Customer Choice and Competition Act (Customer Choice Act) became effective. The Customer Choice Act permits all Pennsylvania retail electric customers to choose their electric generation supplier over a three-year phase-in period commencing January 1, 1999. The Customer Choice Act required all electric utilities to file restructuring plans with the PUC which, among other things, included unbundled prices for electric generation, transmission and distribution and a competitive transition charge (CTC) for the recovery of "stranded costs" which would be paid by all customers receiving distribution service. Stranded costs generally are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Under the Customer Choice Act, Electric Utility's rates for transmission and distribution services provided through June 30, 2001 are capped at levels in effect on January 1, 1997. In addition, Electric Utility generally may not increase prices for electric generation as long as stranded costs are being recovered through the CTC. In accordance with the restructuring proceedings discussed below, Utilities expects to collect a CTC from all distribution customers from January 1, 1999 until December 31, 2002. Electric Utility will continue to be the only regulated electric utility having the right, granted by the PUC or by law, to distribute electric energy in its service territory.

         On June 19, 1998, the PUC entered its Opinion and Order (the "Restructuring Order") in Electric Utility's restructuring proceeding under the Customer Choice Act. The Restructuring Order approved a settlement agreement among all parties to Utilities' proceeding except Pennsylvania Power & Light Company ("PP&L"). Under the terms of the Restructuring Order, commencing January 1, 1999 Electric Utility is authorized to recover from its customers approximately $32.5 million in stranded costs (on a full revenue requirements basis, which includes all income and gross receipts taxes) over a four-year period through a CTC, together with carrying charges on unrecovered balances of 7.94%. Electric Utility's recoverable stranded costs include approximately $8.7 million for the termination of a 1993 power purchase agreement with Foster Wheeler Penn Resources, Inc., an independent power producer. The Restructuring Order also provides that Electric Utility may extend the CTC period to recover additional amounts it may be ordered to pay as a result of a contract dispute with PP&L. See "Sources of Supply" below. All of Electric Utility's customers will be permitted to select an alternative electric generation supplier as of January 1, 1999. Customers choosing another supplier will on average receive a generation "shopping credit" developed from system-wide generation rates of 3.67 cents per kilowatt hour ("kwh") in calendar years 1999 and 2000, and 4.3 cents per kwh in calendar years 2001 and 2002. As noted above, Electric Utility's power generation rates are capped until December 31, 2002. Because the sources and costs of electric power vary from period to period and because Electric Utility no longer defers the difference between its actual power costs and amounts included in its rates, Electric Utility's quarterly results may become more volatile in the future. Results will also be affected by the number of customers who choose to purchase their power from other suppliers during any given time period. Utilities has applied to the PUC for approval to transfer its electric generation assets to a non-regulated subsidiary as provided for in the settlement agreement approved by the Restructuring Order. Utilities' management believes that the PUC will approve this request.

SERVICE AREA; REVENUE ANALYSIS

         Electric Utility supplies electric service to approximately 61,000 customers in portions of Luzerne and Wyoming Counties in northeastern Pennsylvania through a system consisting of approximately 2,100 miles of transmission and distribution lines and 14 transmission substations. For the 1998 fiscal year, about 51% of sales volume came from residential customers, 34% from commercial customers and 13% from industrial customers. The remaining 2% represents electricity transported for customers who purchased their power from others during the pilot program phase of the Customer Choice Act. For the 1998, 1997 and 1996 fiscal years, revenues of Electric Utility accounted for approximately 17%, 16%, and 15%, respectively, of our total consolidated revenues.

SOURCES OF SUPPLY

         Electric Utility distributes both electricity that it generates or purchases from others and, since November 1, 1997, electricity that customers purchase from other suppliers. Utilities owns and operates Hunlock generating station located near Kingston, Pennsylvania ("Hunlock Station"), and has a 1.11% ownership interest in the Conemaugh generating station located near Johnstown, Pennsylvania ("Conemaugh Station"), which is operated by another utility. These two coal-fired stations can generate up to 69 megawatts of electric power for Electric Utility and provided approximately 46% of its energy requirements during the 1998 fiscal year.

         Utilities has short-term, fixed-price, power supply agreements to purchase the total output, 32 megawatts of electric power, from the Montgomery County (Maryland) Resource Recovery Facility (the "Montgomery Facility"). The Montgomery Facility output is expected to replace higher cost power under the PP&L contract through calendar year 1999.

         Utilities has a long-term power supply agreement with PP&L. Under this agreement, PP&L supplies all the electric power required by Electric Utility above that provided from certain other sources, including Hunlock Station and the Montgomery Facility. The cost of electricity supplied by PP&L is based on PP&L's actual system costs. As a result of the availability and projected cost of alternative supplies, Utilities provided PP&L with notice of its intent to stop purchasing power under their power supply agreement as of March 2001. In addition, if certain conditions are met, the power supply agreement may terminate at an earlier date.

         There currently is a dispute between Utilities and PP&L over the effect of customer choice on Utilities' obligations under the agreement. Utilities filed an action in the Court of Common Pleas of Luzerne County, Pennsylvania seeking a declaration of the rights and responsibilities of the parties to the agreement, including a declaration that Utilities is obligated to purchase only the amount of energy required to serve its customers who do not elect to purchase energy from alternate suppliers. On August 31, 1998 the Court granted Utilities' motion for partial judgment on the pleadings, holding that Utilities' purchase obligation does not include energy for customers who have chosen alternative suppliers. Utilities expects PP&L to appeal this decision at the conclusion of the case. In addition, PP&L disputes Utilities' right to displace PP&L power with power purchased from the Montgomery Facility. The Restructuring Order provides that Utilities may extend the CTC period to recover any additional stranded costs it may incur if it is ultimately determined that Utilities must pay PP&L for power that is no longer needed to serve customers.

         In a regulated utility environment, Hunlock Station could be expected to operate until the end of its useful life in 2004. As a result of electric deregulation, however, Hunlock Station may cease operations earlier, depending on a number of factors, including customer load, contract purchase obligations, the availability and cost of replacement power and the ability to market Hunlock Station's output. Utilities estimates that the cost of electricity supplied by Hunlock Station is higher than projected market rates, but lower than the cost of electricity purchased under the current PP&L contract. Utilities' decisions regarding the operation of Hunlock Station will be highly dependent on the maturation of the emerging deregulated energy market in Pennsylvania.

ENVIRONMENTAL FACTORS

         The operation of Hunlock Station complies with the air quality standards of the Pennsylvania Department of Environmental Resources ("DER") with respect to stack emissions. Under the Federal Water Pollution Control Act, Utilities has a permit from the DER to discharge water from Hunlock Station into the North Branch of the Susquehanna River.

         The Federal Clean Air Act Amendments of 1990 (the "Clean Air Act Amendments") impose emissions limitations for certain compounds, including sulfur dioxide and nitrous oxides. Both the Conemaugh Station and the Hunlock Station are in material compliance with these emission standards.

         More stringent regulation of nitrous oxide emissions at both Hunlock and Conemaugh Stations may be required due to the actions of the Northeast Ozone Transport Commission. The Commission was created by the Clean Air Act Amendments to provide a plan to reduce ground level ozone in the Northeast to a level acceptable to the U.S. Environmental Protection Agency. Future actions of the Commission may cause the DER to modify its regulations for nitrous oxides and thereby affect the compliance plans of Hunlock and Conemaugh Stations.

SEASONALITY

         Sales and distribution of electricity for residential heating purposes accounted for approximately 21% of the total sales of Electric Utility during the 1998 fiscal year. Electricity competes with natural gas, oil, propane and other heating fuels in this use. Approximately 53% of volume occurred during November through April, the six coldest months of the 1998 fiscal year, demonstrating modest seasonality favoring winter due to the use of electricity for residential heating purposes.


UTILITIES' PROPERTIES

         Utilities' Mortgage and Deed of Trust constitutes a first lien on substantially all real and personal property of Utilities.


UTILITY REGULATION AND RATES

REGULATORY ENVIRONMENT

         Since December 1982, Gas Utility has provided transportation service for commercial and industrial customers who purchase their gas from others. As previously reported, this unbundled service accounted for approximately 58% of Gas Utility's system throughput in fiscal year 1998. Certain states, including Pennsylvania, are considering whether transportation service options should be extended to residential and small commercial customers. On March 27, 1997, proposed customer choice legislation was introduced in the Pennsylvania General Assembly that would, among other things, extend the availability of gas transportation service to residential and small commercial customers of local gas distribution companies. It would permit all customers of natural gas distribution utilities to transport their natural gas supplies through the distribution systems of Pennsylvania gas utilities by April 1, 1999 and would also require Pennsylvania gas utilities to stop selling natural gas. Legislative committees have conducted public hearings on the proposed legislation and Utilities has provided testimony on such issues as the need for standards to assure reliability of future gas supplies and the recovery of costs associated with existing gas supply assets. At the request of the Governor of Pennsylvania, in December 1997 a collaborative group of industry stakeholders was convened to attempt to further develop the proposed legislation. To date, this group has failed to reach a consensus. We expect the collaborative process to continue, and we will participate as appropriate. Independently, Utilities is considering a number of options for addressing the provision of unbundled transportation services to residential and small commercial customers.

FERC ORDERS 888 AND 889

         In April 1996, FERC issued Orders No. 888 and 889 which established rules for the use of electric transmission facilities for wholesale transactions. FERC has also asserted jurisdiction over the transmission component of electric retail choice transactions. In compliance with these orders, the PJM Interconnection, LLC ("PJM"), of which Utilities is a member, has filed an open access transmission tariff with the FERC establishing transmission rates and procedures for transmission within the PJM control area. Under the PJM tariff and associated agreements, Electric Utility is entitled to receive certain revenues when its transmission facilities are used by third parties.

PENNSYLVANIA PUBLIC UTILITY COMMISSION JURISDICTION

         Utilities' gas and electric utility operations are subject to regulation by the PUC as to rates, terms and conditions of service, accounting matters, issuance of securities, contracts and other arrangements with affiliated entities, and various other matters.

PURCHASED GAS COST RATES

         Gas Utility's gas service tariff contains Purchased Gas Cost ("PGC") rates which provide for annual increases or decreases in the rate per thousand cubic feet ("mcf") which Gas Utility charges for natural gas sold by it, to reflect Utilities' projected cost of purchased gas. In accordance with regulations adopted by the PUC on June 14, 1995, PGC rates may also be adjusted quarterly to reflect purchased gas costs. Each proposed PGC rate is required to be filed with the PUC six months prior to its effective date. During this period the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels which meet that standard. The PGC mechanism also provides for an annual reconciliation. Utilities has two PGC rates. PGC (1) is applicable to small, firm, core market customers consisting of the residential and small commercial and industrial classes; PGC (2) is applicable to firm, contractual, high-load factor customers served on three separate rates. In addition, residential customers maintaining a high load may qualify for the PGC(2) rate. In accordance with the schedule established by law and PUC regulations, Gas Utility will file a new PGC tariff on June 1, 1999, to be effective December 1, 1999. When filed, the proposed tariff will reflect estimated PGC over-collections and under-collections through November 30, 1999.

ENERGY COST RATES

         In accordance with provisions of the Customer Choice Act, the PUC approved Electric Utility's application to roll its energy cost rate ("ECR") into its base rates effective as of May 2, 1997, at a combined level not to exceed the rate cap established as of January 1, 1997. Before January 1, 1997, the ECR permitted Electric Utility to adjust customers' monthly charges to reflect annual changes in the cost of purchased power, fuel, interchange power and the cost of transmitting power purchased from external sources. Electric Utility may no longer adjust customer charges to reflect changes in such costs.

GAS RATE CASE

         On January 27, 1995, Gas Utility filed with the PUC for a $41.3 million increase in base rates. The PUC approved a $19.5 million settlement of this proceeding, effective August 31, 1995.

ELECTRIC RATE CASE

         On January 26, 1996, Electric Utility filed with the PUC for a $6.2 million increase in its base rates. On July 18, 1996, the PUC approved a settlement of this proceeding authorizing a $3.1 million increase in annual revenues. This increase in base rates became effective on July 19, 1996.

STATE TAX SURCHARGE CLAUSES

         Utilities' gas and electric service tariffs contain state tax surcharge clauses. The surcharges are recomputed whenever any of the tax rates included in their calculation are changed. These clauses protect Utilities from the effect of increases in most of the Pennsylvania taxes to which it is subject, however, any increase in Electric Utility's state tax surcharge is generally subject to the rate caps discussed above.


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

         Utilities is subject to the requirements of the federal Resource Conservation and Recovery Act, CERCLA and comparable state statutes with respect to the release of hazardous substances on property owned or operated by Utilities. See ITEM 3. "LEGAL PROCEEDINGS-Environmental Matters-Manufactured Gas Plants." The electric generation activities of Utilities are also subject to the Clean Air Act Amendments, the Federal Water Pollution Control Act and comparable state statutes and regulations. See "UTILITY OPERATIONS - Generation and Distribution of Electricity-Environmental Factors."


BUSINESS SEGMENT INFORMATION

         The table stating the amounts of revenues, operating income (loss) and identifiable assets attributable to Utilities' industry segments for the 1998, 1997 and 1996 fiscal years appears in Note 10 "Segment Information" of Notes to Consolidated Financial Statements included in this Report and is incorporated herein by reference.


EMPLOYEES

         At September 30, 1998, Utilities and its subsidiaries had 1,183 employees.


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

         Management believes that Utilities should not have significant liability in those instances in which a former subsidiary operated a manufactured gas plant because Utilities generally is not legally liable for the obligations of its subsidiaries. Under certain circumstances, however, a court could find a parent company liable for environmental damage caused by a subsidiary company when the parent company either (i) itself operated the facility causing the environmental damage or (ii) otherwise so controlled the subsidiary that the subsidiary's separate corporate form should be disregarded. There could be, therefore, significant future costs of an uncertain amount associated with environmental damage caused by manufactured gas plants that Utilities owned or directly operated, or that were owned or operated by former subsidiaries of Utilities, if a court were to conclude that the subsidiary's separate corporate form should be disregarded.

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

         The following is a short description of the status of certain matters involving Utilities related to manufactured gas plants located in other states. See also Notes 1 and 8 to the Company's Consolidated Financial Statements.


OUT OF STATE GAS PLANT SITES

         1. Halladay Street, Jersey City, New Jersey. By letter dated April 12, 1993, Public Service Electric and Gas Company ("PSE&G") informed Utilities that PSE&G had been named as a defendant in a civil action pending in the United States District Court for the District of New Jersey, seeking damages as a result of contamination relating to the former manufactured gas plant operations at Halladay Street in Jersey City, New Jersey. The Halladay Street gas plant operated from approximately 1884 until 1950. PSE&G asserted that Utilities is liable for that portion of the costs associated with operations of the plant between 1886 and 1899. PPG Industries, Inc. has also been named as a defendant in the action for costs associated with chemical contamination at the site unrelated to gas plant operations. In July 1993, PSE&G served Utilities with a complaint naming Utilities as a third-party defendant in this civil action. PSE&G subsequently amended the complaint to allege additional theories of liability for the period from 1899 to 1940. To date, that action has focused on the chemical contamination allegedly associated with PPG Industries' activities and there have been no developments concerning liability for gas plant related contamination. Investigations of the site conducted to date are insufficient to establish the extent of environmental remediation necessary, if any. Hence, Utilities is unable to estimate the total cost of cleanup associated with manufactured gas plant wastes at this site.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the last fiscal quarter of the 1998 fiscal year.


PART II:  SECURITIES AND FINANCIAL INFORMATION


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

         All of the outstanding shares of the Company's Common Stock are owned by UGI and are not publicly traded.



DIVIDENDS

         Dividends declared on the Company's Common Stock during the 1998 fiscal year totaled $22.6 million. Dividends declared on the Company's Common Stock during the 1997 and 1996 fiscal years totaled $25.1 million, including a $1 million intercompany receivable, and $32.9 million, respectively.

ITEM 6. SELECTED FINANCIAL DATA

                                                                     Year Ended
                                                                    September 30,
                                        --------------------------------------------------------------------
                                          1998           1997           1996           1995           1994
                                        --------       --------       --------       --------       --------
                                                               (Thousands of dollars)
FOR THE PERIOD ENDED:
Income statement data:
Revenues.............................   $422,283       $461,208       $460,496       $357,364       $395,061
                                        ========       ========       ========       ========       ========
Income from:
  Continuing operations..............   $ 35,551       $ 38,711       $ 38,348       $ 28,018       $ 23,555
  Discontinued operations(a).........         --             --             --             --          6,918
                                        --------       --------       --------       --------       --------
Income before accounting change......     35,551         38,711         38,348         28,018         30,473

Change in accounting for
  postemployment benefits............         --             --             --         (1,028)            --
                                        --------       --------       --------       --------       --------
Net income...........................     35,551         38,711         38,348         26,990         30,473
Dividends on preferred stock.........      2,160          2,764          2,765          2,778          1,356
                                        --------       --------       --------       --------       --------
Net income after dividends
  on preferred stock.................   $ 33,391       $ 35,947       $ 35,583       $ 24,212       $ 29,117
                                        ========       ========       ========       ========       ========

AT PERIOD END:
Balance sheet data:
Total assets.........................   $690,317       $681,378       $649,899       $661,480       $581,426
                                        ========       ========       ========       ========       ========
Capitalization:
  Debt:
    Bank loans.......................   $ 68,400       $ 67,000       $ 50,500       $ 42,000       $ 17,000
    Long-term debt including
      current maturities:............    187,170        169,294        176,654        208,162        177,444
                                        --------       --------       --------       --------       --------
    Total debt.......................    255,570        236,294        227,154        250,162        194,444
                                        --------       --------       --------       --------       --------

  Preferred stock subject to
    mandatory redemption.............     20,000         35,187         35,187         35,202         35,202
  Common equity......................    211,242        200,494        189,441        186,803        178,071
                                        --------       --------       --------       --------       --------
Total capitalization.................   $486,812       $471,975       $451,782       $472,167       $407,717
                                        ========       ========       ========       ========       ========

Ratio of capitalization:
  Total debt.........................       52.5%          50.0%          50.3%          53.0%          47.7%
  UGI Utilities preferred stock......        4.1%           7.5%           7.8%           7.4%           8.6%
  Common equity......................       43.4%          42.5%          41.9%          39.6%          43.7%
                                        --------       --------       --------       --------       --------
                                           100.0%         100.0%         100.0%         100.0%         100.0%
                                        ========       ========       ========       ========       ========

(a) Includes the Company's oil field activities discontinued in 1986.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

1998 COMPARED WITH 1997

------------------------------------------------------- --------------- --------------- ----------------------------
                                                                                                 Increase
Year Ended September 30,                                      1998             1997             (Decrease)
------------------------------------------------------- --------------- --------------- ----------------------------
(Millions of dollars)
GAS UTILITY:
     Natural gas system throughput - bcf                      74.9            80.2              (5.3)     (6.6)%
     Degree days - % warmer than normal                      (16.3)%          (4.8)%             -         -
     Revenues                                            $   350.2       $   389.1         $   (38.9)    (10.0)%
     Total margin                                        $   157.2       $   168.7         $   (11.5)     (6.8)%
     Operating income                                    $    68.9       $    74.8         $    (5.9)     (7.9)%

ELECTRIC UTILITY:
     Sales - gwh                                             876.4           868.5               7.9       0.9%
     Revenues                                            $    72.1       $    72.1         $     -         -  %
     Total margin                                        $    34.0       $    35.2         $    (1.2)     (3.4)%
     Operating income                                    $    10.4       $    10.7         $    (0.3)     (2.8)%

CORPORATE GENERAL EXPENSES                               $    (4.8)      $    (5.6)        $    (0.8)    (14.3)%
------------------------------------------------------- --------------- --------------- -------------- -------------

bcf - billions of cubic feet. gwh - millions of kilowatt hours. Total margin represents revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in Gas Utility's service territory was 16.3% warmer than normal in 1998 compared with weather that was 4.8% warmer than normal in 1997. Our total system throughput decreased 6.6% in 1998 primarily because the warmer weather resulted in a 5.1 bcf (14.5%) reduction in sales to our firm-residential, commercial and industrial (collectively, "core market") customers.

The decrease in Gas Utility's revenues in 1998 was primarily due to the lower volumes sold to our core market customers. Our cost of gas sold decreased $25.5 million to $179.6 million in 1998 also reflecting the lower sales to core market customers.

The decrease in Gas Utility's total margin includes (1) a $9.9 million decrease in margin from our core market customers and (2) a $2.7 million decrease in margin from our interruptible customers. Interruptible margin in 1998 was impacted by lower interruptible transportation rates. Gas Utility reduced its rates to alternate-fuel interruptible customers in order to remain competitive with declining oil prices.

Gas Utility operating income decreased $5.9 million in 1998 reflecting lower total margin partially offset by lower operating expenses and higher other income. Gas Utility's operating expenses during 1998 decreased $5.4 million principally as a result of (1) $1.6 million of income from an insurance recovery, (2) a $2.1 million decrease in distribution system maintenance expenses, and (3) lower charges relating to environmental matters.

ELECTRIC UTILITY. Pennsylvania's Electricity Generation Customer Choice and Competition Act (Customer Choice Act) and the associated Restructuring Order issued by the PUC (see "Customer Choice Act" below) did not have a significant effect on Electric Utility's 1998 results. Total electric sales were higher in 1998 reflecting the warmer summer weather's effect on air conditioning use and an increase in the number of customers. Electric Utility revenues in 1998 were equal to 1997 reflecting higher total sales offset by the effects of our Customer Choice Act pilot program. Our Customer Choice Act pilot program allowed a limited number of our customers to choose another supplier of electricity beginning November 1, 1997. Because pilot program participants buy their electricity from others, we record revenues for distributing the electricity over our wires but we do not record revenues related to the electricity itself.

Our cost of sales increased to $35.0 million in 1998 from $33.8 million in 1997. The increase was due to slightly higher costs to generate electricity and purchase power under our power supply agreement. In accordance with the June 1998 Restructuring Order, our base rates reflect a fixed amount for electric generation costs, and we no longer recover a separate Energy Cost Rate (ECR). As a result, we no longer defer the difference between our actual costs of electricity and the amount of such costs included in our rates.

Electric Utility's total margin decreased $1.2 million in 1998 due to higher generation and purchased power costs. The decrease in operating income reflects the net effects of (1) lower total margin, (2) legal expenses associated with Restructuring Order activities, and (3) higher other income.

CORPORATE GENERAL EXPENSES. Corporate general expenses, which represent an allocated share of corporate headquarters' expenses incurred by UGI, were $4.8 million in 1998 compared with $5.6 million in 1997. UGI's corporate general expenses in the previous year included stock based compensation expense.

INTEREST EXPENSE AND INCOME TAXES. Interest expense was $17.6 million in 1998 compared with $16.9 million in 1997. The increase reflects higher average levels of long-term debt outstanding partially offset by lower levels of bank loans outstanding. The effective income tax rate for 1998 was 37.6% compared with a rate of 38.8% in 1997.

1997 COMPARED WITH 1996

---------------------------------------------------------- ------------- ------------- ----------------------------
                                                                                                Increase
Year Ended September 30,                                         1997           1996           (Decrease)
---------------------------------------------------------- ------------- ------------- ----------------------------
(Millions of dollars)
GAS UTILITY:
     Natural gas system throughput - bcf                        80.2          85.4             (5.2)    (6.1)%
     Degree days - % colder (warmer)
        than normal                                             (4.8)%         4.2%             -        -
     Revenues                                                $ 389.1       $ 391.0        $    (1.9)     (.5)%
     Total margin                                            $ 168.7       $ 169.7        $    (1.0)     (.6)%
     Operating income                                        $  74.8       $  72.9        $     1.9       2.6%

ELECTRIC UTILITY:
     Sales - gwh                                               868.5         884.7            (16.2)    (1.8)%
     Revenues                                                $  72.1       $  69.5        $     2.6       3.7%
     Total margin                                            $  35.2       $  33.0        $     2.2       6.7%
     Operating income                                        $  10.7       $   8.6        $     2.1      24.4%

CORPORATE GENERAL EXPENSES                                   $  (5.6)      $  (3.9)       $     1.7      43.6%
---------------------------------------------------------- ------------- ------------- ------------- --------------

bcf - billions of cubic feet. gwh - millions of kilowatt hours. Total margin represents revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in Gas Utility's service territory was 4.8% warmer than normal in 1997 compared with weather that was 4.2% colder than normal in 1996. Total system throughput decreased 6.1% during 1997 due to (1) the warmer weather's effect on our core market sales and (2) a decrease in low-margin interruptible delivery service volumes associated with the shut-down of a gas-fired cogeneration facility.

Gas Utility's revenues were $1.9 million lower in 1997 as a $27.2 million increase in core market revenues due mainly to higher average purchased gas cost ("PGC") rates was offset by (1) a $21.2 million decrease in core market revenues from lower sales and (2) an $8.1 million decrease in revenues from off-system sales. Our cost of gas sold decreased $1.1 million to $205.2 million in 1997 reflecting the lower off-system and core market sales partially offset by higher average PGC rates.

The decrease in Gas Utility's total margin principally reflects a $6.3 million decrease in total margin from core market customers resulting from the warmer weather. This decrease was partially offset by a $5.5 million increase in total margin from our interruptible customers.

Although total margin was slightly lower in 1997, Gas Utility operating income increased $1.9 million because of (1) a $1.5 million decrease in operating expenses and (2) higher other income. Operating expenses in 1997 declined $1.5 million due to (1) a decrease in distribution system expenses, (2) lower accruals for uncollectible accounts, and (3) lower general and administrative expenses. These decreases were partially offset by higher costs associated with environmental matters.

ELECTRIC UTILITY. Electric Utility sales decreased during 1997 on weather which was 5.6% warmer than in 1996. Electric Utility base rate revenues increased $1.7 million in 1997 as a $2.8 million increase resulting from higher base rates was partially offset by a $1.1 million decrease resulting from the lower sales. In addition, Electric Utility revenues include a $.9 million increase in energy cost recoveries. Our cost of sales increased to $33.8 million in 1997 from $33.4 million in 1996 due to higher energy cost recoveries partially offset by the lower sales.

Electric Utility total margin and operating income increased during 1997 principally as a result of the higher base rates. Total operating and administrative expenses in 1997 and 1996 were comparable.

CORPORATE GENERAL EXPENSES. Corporate general expenses, which represent an allocated share of corporate headquarters' expenses incurred by UGI, were $5.6 million in 1997 compared with $3.9 million in 1996. The 1997 expenses were higher due to UGI stock based compensation expense while the 1996 corporate general expenses were reduced due to adjustments to incentive compensation accruals.

INTEREST EXPENSE AND INCOME TAXES. Interest expense was $16.9 million in 1997 compared with $16.1 in 1996. The increase in interest expense reflects higher average bank loans outstanding partially offset by lower average long-term debt outstanding. The effective income tax rate for 1997 was 38.8% compared with a rate of 37.9% for 1996.

FINANCIAL CONDITION AND LIQUIDITY

CAPITALIZATION AND LIQUIDITY

UGI Utilities' debt outstanding at September 30, 1998 totaled $255.6 million compared with $236.3 million at September 30, 1997. During 1998, we issued $35 million of notes under our Medium-Term Note program and repaid $17.1 million of maturing long-term debt. We also redeemed $15.2 million face value of preferred stock during 1998.

UGI Utilities' primary cash sources have been (1) cash generated by operations and (2) borrowings under its revolving credit agreements. UGI Utilities also can issue up to an additional $52 million of unsecured debt under its shelf registration.

UGI Utilities may borrow up to $97 million under its revolving credit agreements. Borrowings under these credit agreements totaled $68.4 million at September 30, 1998 and $67 million at September 30, 1997. The revolving credit agreements contain financial covenants with respect to interest coverage ratios and minimum tangible net worth. These covenants also restrict payments for investments, redemptions of capital stock, repayments of debt and dividends. At September 30, 1998, UGI Utilities could borrow up to the maximum amount available.

Management believes that UGI Utilities' cash flow from operations and borrowings under its shelf registration and bank credit facilities will satisfy UGI Utilities cash needs for the foreseeable future.

CASH FLOWS

OPERATING ACTIVITIES. Our operating cash flows are seasonal and are generally greatest during the winter and spring when customers pay heating bills incurred during the heating season. Accordingly, the actual amount of cash generated during such period is dependent in large part upon the severity of heating-season weather. Cash flow from operating activities was $50.2 million in 1998 compared with $69.5 million in 1997. Cash flow from operating activities before changes in operating working capital was $69.0 million in 1998 compared with $64.1 million in 1997. The increase in 1998 cash flow before changes in working capital is due principally to higher noncash deferred tax expense in 1998. Changes in operating working capital in 1998 used $18.9 million of operating cash flow principally from (1) a decrease in accounts payable, (2) a decrease in deferred fuel overcollections, and (3) higher income tax payments. These items were partially offset by an increase in accounts receivable and inventories. In 1997, changes in operating working capital provided $5.4 million of operating cash flow principally from an increase in accounts payable and purchased gas cost overcollections partially offset by an increase in accounts receivable.

INVESTING ACTIVITIES. Expenditures for property, plant and equipment was $37.2 million in 1998 compared with $41.7 million in 1997. The decrease reflects lower Gas Utility capital expenditures.

FINANCING ACTIVITIES. During 1998, we paid $22.6 million in cash dividends to UGI and $2.1 million in cash dividends to holders of our preferred stock. During 1997, we paid $24.1 million in dividends to UGI and $2.8 million to holders of preferred stock. UGI Utilities borrowed a net $1.4 million under its revolving credit facilities in 1998 compared with net borrowings of $16.5 million in 1997. During 1998, UGI Utilities issued $35 million of notes under its Medium-Term Note program, compared with $20 million issued in 1997. In April 1998, UGI Utilities voluntarily redeemed $12.2 million of its Series Preferred Stock and an additional $3.0 million was redeemed pursuant to a mandatory sinking fund requirement.

CAPITAL EXPENDITURES

The following table presents capital expenditures of Gas Utility and Electric Utility for the years ended September 30, 1998, 1997 and 1996, as well as expected amounts for fiscal 1999. Utilities expects to finance 1999 capital expenditures through internally generated cash and borrowings under its credit facilities.

--------------------------------------------------------- ------------- ------------- ------------- --------------
Year Ended September 30,                                        1999         1998         1997          1996
--------------------------------------------------------- ------------- ------------- ------------- --------------
(Millions of dollars)                                     (estimate)
Gas Utility                                                    $40.5        $32.0         $36.7         $34.6
Electric Utility                                                 4.5          5.2           5.0           5.0
--------------------------------------------------------- ------------- ------------- ------------- --------------
                                                               $45.0        $37.2         $41.7         $39.6
--------------------------------------------------------- ------------- ------------- ------------- --------------

YEAR 2000 MATTERS

The Year 2000 ("Y2K") issue is a result of computer programs being written using two digits (rather than four) to identify and process a year in a date field. Computer programs having date sensitive software may recognize date fields using "00" as the year 1900 rather than the year 2000. If uncorrected, miscalculations and possible computer-based system failures could result which might disrupt business operations. We are designating the following information as our "Year 2000 Readiness Disclosure."

Recognizing the potential business consequences of the Y2K issue, we are using internal and external resources to conduct a detailed assessment of critical, date sensitive computer-based systems and to identify and modify systems which are not Y2K compliant. The scope of such efforts includes (1) our information technology ("IT") systems such as computer hardware and software we use in the operation of our business; (2) non-IT systems that contain embedded computer technology such as micro-controllers contained in various equipment and facilities; and (3) the readiness of third parties, including our suppliers and key vendors, and certain of our customers. We have directed our Y2K compliance efforts toward ensuring that we will be able to continue to perform three critical operating functions: (1) obtain products to sell; (2) provide service to our customers; and (3) bill customers and pay our vendors and employees. In addition, the PUC has ordered that all Pennsylvania utilities' mission critical systems must be Y2K compliant by March 31, 1999. We have completed the assessment phase of our IT and non-IT systems.

We have successfully modified and unit tested all of our critical IT and non-IT systems including our customer information systems, distribution control systems, and financial systems. We plan to begin integrated testing of these systems in February 1999. We currently anticipate that all IT and non-IT systems critical to the operations of our business will be Y2K compliant and tested by March 31, 1999.

In addition to internal Y2K remediation activities, we are in the process of assessing the readiness of our key suppliers and third-party providers. Although none of our products or services are directly date sensitive, as a utility company we are dependent upon other companies whose IT and non-IT systems may not be Y2K compliant. We rely on these companies for the supply and transportation of natural gas and the generation of electricity beyond that which we generate ourselves. If key third parties cannot provide products or services because of their own Y2K problems, it could have a material adverse impact on our operations. The extent of such impact would depend upon the duration of disruption and our costs to find alternative sources of products and services, among others. We expect to complete our evaluation of key supplier and third-party readiness by March 31, 1999.

While we have directed our focus on resolving our Y2K issues and expect our critical IT and non-IT systems to be Y2K compliant by March 31, 1999, we are in the process of developing contingency plans as required by the PUC. We anticipate the major elements of these contingency plans will be based upon the use of manual back-up systems, additional staffing, and alternative supply sources. These contingency plans attempt to mitigate the impact of third-party Y2K noncompliance. However, they cannot assure that business disruptions caused by key suppliers or third party providers will not have a material adverse impact on our operations. We expect the business contingency plans to be completed by March 31, 1999. In addition to the business risks noted above, there are other Y2K risks which are beyond our control, any of which could have a material adverse impact on our operations. Such risks include the failure of utility and telecommunication companies to provide service and the failure of financial institutions to process transactions.

Incremental costs associated with our Y2K efforts have not had a material effect on our results of operations. Estimated future costs to modify IT and non-IT systems are expected to be less than $.5 million and will be financed through internally generated funds. We expense Y2K costs as incurred.

CUSTOMER CHOICE ACT

On June 19, 1998, the PUC entered its Opinion and Order (the "Restructuring Order") in Electric Utility's restructuring proceeding. The Restructuring Order was issued pursuant to the Customer Choice Act which requires all Pennsylvania electric utilities to "unbundle" rates for generation, transmission and distribution services and to open electric sales to permit competitors to sell electricity to our customers. Under the terms of the Restructuring Order, beginning January 1, 1999 we will begin recovering $32.5 million in stranded costs (including all related income taxes and gross receipts taxes) over a four-year period. We will recover these costs through a Competitive Transition Charge ("CTC") that we will charge all of our distribution customers. We will also recover interest costs on the unrecovered balances at an annual rate of 7.94%. "Stranded costs" are costs that we would have recovered under prior ratemaking but may not be recoverable in the new competitive electric generation marketplace.

Under the terms of the Restructuring Order, our rates for the transmission and distribution of electricity through our wires are capped through July 1, 2001. Electric Utility may generally not increase the generation component of prices as long as stranded costs are being recovered through the CTC. This generation rate cap is expected to extend through December 31, 2002. All of our Electric Utility customers have the opportunity to purchase electricity from other suppliers beginning January 1, 1999. We will give those customers who choose an alternate supplier a "shopping credit" averaging about 3.67 cents a kilowatt-hour in calendar 1999 and 2000, and 4.3 cents a kilowatt-hour in calendar 2001 and 2002.

As a result of the Restructuring Order, we discontinued regulatory accounting for the electric generation portion of our business in June 1998. The discontinuance did not have a material effect on our financial condition or results of operations.

We continue to evaluate the potential impact of the Customer Choice Act and the Restructuring Order on Electric Utility's future financial results. Because the sources and costs of our electric power vary from period to period and because we no longer defer the difference between actual power costs and amounts included in rates, Electric Utility's quarterly results may be more volatile in the future. In addition, financial results will likely depend upon a number of factors including the number of our customers who choose alternative electricity suppliers and our success in producing or purchasing electricity at competitive market prices. If our costs to produce or purchase power exceed the amounts we are able to charge our customers (including an allocable portion of our CTC revenues), Electric Utility's results would be adversely affected.

PROPOSED GAS CUSTOMER CHOICE LEGISLATION

On March 27, 1997, proposed gas customer choice legislation was introduced in the Pennsylvania General Assembly. The proposed legislation would, among other things, extend the availability of gas transportation service to residential and small commercial customers of local gas distribution companies. It would permit all customers of natural gas distribution utilities to purchase gas from suppliers of their choice by April 1, 1999. It would also require Pennsylvania gas utilities to stop selling natural gas. Legislative committees have conducted public hearings on the proposed legislation and we have provided testimony on issues such as the recovery of costs associated with our existing gas supply assets and the need for standards to assure reliability of future gas supplies. At the request of the Governor of Pennsylvania, in December 1997 a collaborative group of industry stakeholders was convened to attempt to further develop the proposed legislation. To date, this group has failed to reach a consensus. We expect the collaborative process to continue, and we will participate and monitor developments, as appropriate. Gas Utility is considering a number of options for addressing the provision of unbundled transportation to residential and small commercial customers.

MANUFACTURED GAS PLANTS

The gas distribution business has been one of UGI Utilities' main businesses since it began in 1882. Prior to the 1950s construction of major natural gas pipelines, gas used for lighting and heating was produced at manufactured gas plants ("MGPs") from processes involving coal, coke or oil. Some constituents of coal tars produced from this process are today considered hazardous substances under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund Law") and may be located at those sites.

One of the ways UGI Utilities expanded its business in its early years was by entering into agreements with other gas companies to operate their businesses. After 1888, the principal means of expansion was by acquiring all or a portion of the stock of companies engaged in this business. UGI Utilities also provided management and administrative services to some of these companies. UGI Utilities grew rapidly to become one of the largest public utility holding companies in the

U.S. Pursuant to the Public Utility Holding Company Act of 1935, UGI Utilities divested all of its utility operations other than those which now constitute Gas Utility and Electric Utility.

UGI Utilities has been notified of several sites outside Pennsylvania on which
(1) MGPs were formerly operated by it or owned or operated by its former subsidiaries and (2) either environmental agencies or private parties are investigating the extent of environmental contamination and the necessity of environmental remediation. UGI Utilities is currently litigating a claim against it relating to an out of state site. If UGI Utilities were found liable as a "responsible party" as defined in the Superfund Law or in comparable state statutes, it would have joint and several liability with other responsible parties for the full amount of the cleanup costs. A "responsible party" under the Superfund Law includes the current owner of the property and each owner or operator of the facility during the time hazardous substances were released on the property. In addition, UGI Utilities has identified environmental contamination at several of its properties and has voluntarily investigated and, as appropriate, remediated these sites in cooperation with environmental agencies or private parties.

At sites where a former subsidiary of UGI Utilities operated a MGP, we believe that UGI Utilities should not have significant liability because UGI Utilities generally is not legally liable for the obligations of its subsidiaries. Under certain circumstances, however, a court could find a parent company liable for environmental damage at sites owned by a subsidiary company when the parent company either (1) itself operated the facility causing the environmental damage or (2) otherwise so controlled the subsidiary that the subsidiary's separate corporate form should be disregarded. There could be, therefore, significant future costs of an uncertain amount associated with environmental damage caused by MGPs that UGI Utilities owned or directly operated, or that were owned or operated by former subsidiaries of UGI Utilities, if a court were to conclude that the subsidiary's separate corporate form should be disregarded.

We believe, after consultation with counsel, that future costs of investigation and remediation, if any, will not have a material adverse effect on our financial position but could be material to our operating results and cash flows depending on the nature and timing of future developments and the amounts of future operating results and cash flows. For a further discussion of environmental matters, see Notes 1 and 8 to Consolidated Financial Statements.

ACCOUNTING PRINCIPLES NOT YET ADOPTED

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes net income and all other nonowner changes in equity. SFAS 131 establishes standards for reporting information about operating segments as well as related disclosures about products and services, geographic areas, and major customers. We will adopt SFAS 130 and SFAS 131 in fiscal 1999. In addition, in March 1998 the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal

Use" ("SOP 98-1"). SOP 98-1 requires companies to capitalize the cost of computer software developed or obtained for internal use once certain criteria have been met. We will adopt SOP 98-1 in fiscal 2000. We do not expect the adoptions of SFAS 130 and SOP 98-1 will have a material effect on our financial position or results of operations. In addition, we do not expect the initial application of SFAS 131 will affect the operating segments we disclose.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivative instruments as either assets or liabilities and measure them at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. To the extent derivative instruments qualify and are designated as hedges of forecasted transactions, changes in fair value will generally be reported as a component of other comprehensive income and be reclassified into net income when the forecasted transaction affects earnings. To the extent such derivative instrument qualifies as a hedge of a firm commitment, any gain or loss would generally be recognized in earnings when the firm commitment affects earnings. We will adopt SFAS 133 in fiscal 2000.

We are currently evaluating the potential impact of SFAS 133 on our future financial condition and results of operations. The impact of SFAS 133 will likely depend upon the extent to which we use derivative instruments and their designation and effectiveness as hedges of market risk.

IMPACT OF INFLATION

Inflation impacts the Company's gas and electric utility operations primarily in the prices they pay for labor, materials and services. Because Electric Utility's base rates are capped and Gas Utility's base rates can be adjusted only through general rate filings with the PUC, increased costs, absent timely rate relief, can have a significant impact on the utilities' results. Under current tariffs, Gas Utility is permitted, after annual PUC review, to recover certain costs of purchased gas, fuel and power which comprise a substantial portion of Gas Utility's costs and expenses.

The Company attempts to limit the effects of inflation on its results of operations through cost control efforts, productivity improvements and, as permitted by the PUC, timely rate relief.

FORWARD-LOOKING STATEMENTS

Information contained above in this Management's Discussion and Analysis and elsewhere in this Report on Form 10-K with respect to expected financial results and future events is forward-looking, based on our estimates and assumptions and subject to risk and uncertainties. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) price volatility and availability of oil, electricity and natural gas and the capacity to transport to market areas;
(3) changes in laws and regulations, including safety, tax and accounting matters; (4) competitive pressures from the same and alternative energy sources;
(5) liability for environmental claims; (6) improvements in energy efficiency and technology resulting in reduced demand; (7) labor relations; (8) large customer defaults; (9) operating hazards and risks incidental to generating and distributing electricity and distributing natural gas including the risk of explosions and fires resulting in personal injury and property damage; (10) regional economic conditions; (11) the success of the company and its suppliers in achieving Year 2000 compliance; and (12) interest rate fluctuations and other capital market conditions.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         At September 30, 1998, Utilities had no material market risk requiring disclosure in accordance with Item 305 of Regulation S-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and the financial statement schedule set forth on pages F-1 to F-27 and page S-1 of this report are incorporated herein by reference.


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

PART III:  UGI UTILITIES MANAGEMENT AND SECURITY HOLDERS


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

                                           Utilities
                                           Director                       Principal Occupation
Name                           Age           Since                    and Other Directorships (1)
----                           ---         ----------        ---------------------------------------------
Lon R. Greenberg               48            1994            Chairman of the Company (since August 1996); Chief
                                                             Executive Officer (since August 1995), Director and
                                                             President (since 1994) of UGI; formerly, Vice
                                                             Chairman of the Company (1994 to 1996) and Senior
                                                             Vice President-Legal and Corporate Development of
                                                             UGI (1989 to July 1994).  Mr. Greenberg is also a
                                                             director on the Mellon PSFS Advisory Board.

James W. Stratton              62            1979            President and Chief Executive Officer of Stratton
                                                             Management Company since 1972 (investment advisory
                                                             and financial consulting firm); Chairman and Chief
                                                             Executive Officer of FinDaTex (financial services
                                                             firm).  Director: AmeriGas Propane, Inc.; Stratton
                                                             Growth Fund; Stratton Monthly Dividend Shares, Inc.;
                                                             Stratton Small-Cap Yield Fund; Unisource Worldwide,
                                                             Inc.; Teleflex, Inc.

David I. J. Wang               66            1988            Retired; formerly, Executive Vice President-Timber
                                                             and Specialty Products and a Director of
                                                             International Paper Company (1987 to 1991).
                                                             Director: AmeriGas Propane, Inc.

                                           Utilities
                                           Director                        Principal Occupation
Name                           Age           Since                     and Other Directorships (1)
----                           ---         ----------        ------------------------------------------------------
Richard C. Gozon               60            1989            Executive Vice President of Weyerhaeuser Company
                                                             (integrated forest products company) (since 1994).
                                                             Formerly Director (1984 to 1993), President and
                                                             Chief Operating Officer of Alco Standard Corporation
                                                             (provider of paper and office products) (1988 to
                                                             1993); Executive Vice President and Chief Operating
                                                             Officer (1987); Vice President (1982 to 1988);
                                                             President (1979 to 1987) of Paper Corporation of
                                                             America.  Director: AmeriGas Propane, Inc.;
                                                             AmeriSource Health Corporation; Triumph Group, Inc.

Stephen D. Ban                 58            1991            President and Chief Executive Officer of Gas
                                                             Research Institute (gas industry research and
                                                             development) (since 1987); formerly Executive Vice
                                                             President of Gas Research Institute (1986); formerly
                                                             Vice President Research and Development, Bituminous
                                                             Materials, Inc. (1981). Director: Energen
                                                             Corporation.

Richard L. Bunn                62            1992            President and Chief Executive Officer of the Company
                                                             (since May 1992). Mr. Bunn joined the Company in
                                                             1958 as an engineer in the Electric Division.
                                                             Director: Paoli Travel Services, Inc.

                                           Utilities
                                           Director                        Principal Occupation
Name                           Age           Since                     and Other Directorships (1)
----                           ---         ----------        ------------------------------------------------------
Marvin O. Schlanger            50            1998            Principal in the firm of Cherry Hill Chemical
                                                             Investments, L.L.C. (management services and capital
                                                             for chemical and allied industries) (October 1998 to
                                                             present). He was President and Chief Executive
                                                             Officer (May 1998 to October 1998), Executive Vice
                                                             President and Chief Operating Officer (1994 to 1998)
                                                             and a director (1994 to 1998) of ARCO Chemical
                                                             Company.  Mr. Schlanger also held the position of
                                                             Senior Vice President of ARCO Chemical Company and
                                                             President of ARCO Chemical Americas Company (1992 to
                                                             1994). Director: Wellman, Inc.

Thomas F. Donovan              65            1998            Retired; formerly Vice Chairman of Mellon Bank (1988
                                                             to 1986). Mr. Donovan continues to serve as an
                                                             advisory board member to Mellon Bank Corp. Director:
                                                             AmeriGas Propane, Inc.; Nuclear Electric Insurance
                                                             Co.; Merrill Lynch International Bank, Ltd.


(1) With the exception of Mr. Bunn, all of the directors serve as directors of UGI. Messrs. Greenberg, Donovan, Gozon, Stratton and Wang also serve as directors of AmeriGas Propane, Inc., the General Partner of AmeriGas Partners, L.P.

EXECUTIVE OFFICERS

Name                                Age                                    Position
----                                ---                                    --------
Lon R. Greenberg                    48                    Chairman of the Board of Directors

Richard L. Bunn                     62                    President and Chief Executive Officer

Brendan P. Bovaird                  50                    Vice President and General Counsel

Robert J. Chaney                    56                    Executive Vice President

Mark R. Dingman                     49                    Vice President and General Manager-
                                                          Electric Utility Division

John C. Barney                      50                    Vice President-Finance and Accounting


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

Robert J. Chaney

         Mr. Chaney is Executive Vice President - Utilities (since September
1998). He previously served as Vice President and General Manager-Gas Utility Division of the Company (1991 to 1998) and as Vice President-Rates and Energy Utilization of the Company's Gas Utility Division (1981 to 1991).

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

Brendan P. Bovaird

         Mr. Bovaird is Vice President and General Counsel of the Company (since April 1995). He is also Vice President and General Counsel of UGI Corporation and AmeriGas Propane, Inc. (since April 1995). Mr. Bovaird previously served as Division Counsel and Member of the Executive and Operations Committees of Wyeth-Ayerst International Inc. (1992 to 1995) and Senior Vice President, General Counsel and Secretary of Orion Pictures Corporation (1990 to 1991).

ITEM 11.  EXECUTIVE COMPENSATION

         The following table shows cash and other compensation paid or accrued to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers (collectively, the "Named Executives") for the last three fiscal years.


                           SUMMARY COMPENSATION TABLE

                                                                               Long-Term Compensation
                            Annual Compensation                                  Awards
                                                                               Securities
                                                                 Other          Underlying      Payouts        All
                                                                 Annual          Options/      Long-Term      Other
          Name and                                   Bonus    Compensation     SARs Granted    Incentive    Compensation
     Principal Position        Year     Salary        (1)         (2)              (#)          Payouts        (3)
     ------------------        ----     ------        ---         ---              ---          -------        ---
Lon R. Greenberg (4)(5)        1998    $559,616    $225,000     $ 8,209             0             $0         $  22,154
   Chairman                    1997    $509,827    $425,000     $ 7,671       200,000 (6)         $0         $  14,233
                               1996    $465,000    $122,760     $ 7,359             0             $0         $  10,462

Richard L. Bunn (5)            1998    $330,801     $83,623     $ 9,410             0             $0         $  10,572
   President and Chief         1997    $318,089    $139,073     $ 7,696        75,000 (6)         $0         $  10,254
   Executive Officer           1996    $305,900    $137,655     $ 5,855             0             $0         $  10,579

Robert J. Chaney               1998    $171,801     $33,777     $ 4,528         8,333             $0         $   5,023
   Executive Vice              1997    $164,396     $51,457     $ 4,272        35,000 (6)         $0         $   4,921
   President                   1996    $156,601     $54,321     $ 4,019             0             $0         $   5,074

Mark R. Dingman                1998    $132,796     $47,282     $ 7,524             0             $0         $   3,580
   Vice President &            1997    $125,298     $26,322     $ 6,410        35,000 (6)         $0         $   3,649
   General Manager,            1996    $120,000     $33,600     $ 5,730             0             $0         $   3,375
   Electric Utility
   Division

Brendan P. Bovaird (4)(5)      1998    $176,677     $42,188     $ 4,075             0             $0         $   5,425
   Vice President and          1997    $164,653     $64,449     $ 3,769        30,000 (6)         $0         $   4,196
   General Counsel             1996    $149,999     $21,853     $ 1,299             0             $0         $   1,363

(1) Bonuses earned under the UGI Corporation and UGI Utilities, Inc. Annual Bonus Plans are for the year reported, regardless of the year paid. The Annual Bonus Plans are based on the achievement of pre-determined business and/or financial performance objectives which support business plans and goals. Bonus opportunities vary by position and for fiscal year 1998 ranged from 0% to 148% of base salary for Mr. Greenberg, 0% to 52% for Mr. Bunn, from 0% up to 38% for Mr. Chaney, from 0% to 30% for Mr. Dingman, and from 0% to 65% for Mr. Bovaird.

(2)   Amounts represent tax payment reimbursements for certain benefits.

(3) Amounts represent matching contributions by the Company or UGI in accordance with the provisions of the UGI Utilities, Inc. Employee Savings Plan and/or allocations under the Executive Retirement Plan. During 1998, 1997 and 1996, the following contributions were made to the Named
      Executives: (i) under the Employee Savings Plan: For Messrs. Greenberg, Bunn and Chaney, $3,600, $3,375 and $3,375; Mr. Dingman, $3,580, $3,375
      and $3,375; Mr. Bovaird, $3,600, $3,375, and $1,363; and (ii) under the
      Supplemental Executive

      Retirement Plan: Mr. Greenberg, $18,554, $10,858, and $7,087; Mr. Bunn, $6,972, $6,879, and $7,204; Mr. Bovaird, $1,825, $821, and $0; Mr. Chaney,
      $1,423, $1,546, and $1,699; Mr. Dingman, $0, $274, and $0.

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

(5) Compensation reported for Messrs. Greenberg, Bovaird and Bunn is also reported in the Proxy Statement for UGI's 1999 Annual Meeting of Shareholders and is not additive.

(6) Non-qualified stock options granted on December 10, 1996 under the UGI 1997 Stock Option and Dividend Equivalent Plan (the "1997 Plan"). The 1997 Plan consists of non-qualified stock option grants and the opportunity for participants to earn an amount equivalent to the dividends paid on shares covered by options, subject to a comparison of the total return realizable on a share of UGI's Common Stock with the total return achieved by each member of a group of comparable peer companies over a three-year period beginning January 1, 1997 and ending December 31, 1999. Total return encompasses both changes in the per share market price and dividends paid on a share of common stock.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table shows information on grants of stock options during fiscal year 1998 to each of the Named Executives.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                      Grant Date
                                       Individual Grants                                                 Value
                            Number of
                            Securities       % of Total
                            Underlying     Options Granted                                            Grant Date
                             Options       to Employees in       Exercise                               Present
          Name             Granted (1)     Fiscal Year (2)    or Base Price     Expiration Date        Value (3)
          ----             -----------     ---------------    -------------     ---------------        ---------
Lon R. Greenberg                  0
Richard L. Bunn                   0
Robert J. Chaney              8,333              69%             $22.375            9/28/08              $17,340
Mark R. Dingman                   0
Brendan P. Bovaird                0


(1) Non-qualified stock options granted on September 28, 1998 under the 1997 SODEP. This grant also includes the opportunity to earn an amount equivalent to the dividends paid during the performance period on shares covered by options. The option exercise price is not less than 100% of the fair market value of UGI's Common Stock determined on the date of the grant. These options were fully vested on the date of grant. Options granted under the Plan are nontransferable and are generally exercisable only while the optionee is employed by the Company or an affiliate. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI's Common Stock.

(2) A total of 12,083 options were granted to employees and executive officers of the Company during fiscal year 1998 under the 1997 SODEP and the 1992 Non-Qualified Stock Option Plan. Under the 1992 Non-Qualified Stock Option Plan, the option exercise price is not less than 100% of the fair market value of UGI's Common Stock on the date of grant. Options granted on and after December 10, 1996 are fully vested on the date of grant. Options under the 1992 Plan are nontransferable and generally exercisable only while the optionee is employed by the Company or an affiliate. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI's Common Stock.

(3) Based on the Black-Scholes options pricing model. The assumptions used in calculating the grant date present value are as follows:

         - Three years of closing monthly stock price observations were used to calculate the stock volatility and dividend yield assumptions
         -    Stock volatility - .1614
         -    Stock's dividend yield - 6.0%
         -    Length of option term - 10 years
         -    Annualized risk-free interest rate - 5.03%
         -    Discount of risk of forfeiture - 0%

     All options were granted at fair market value. The actual value, if any, the executive may realize will depend on the excess of the stock price on the date the option is exercised over the exercise price. There is no assurance that the value realized by the executive will be at or near the value estimated by the Black-Scholes model.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following table shows information for the 1998 fiscal year concerning exercised and unexercised stock options for shares of UGI Common Stock for each of the Named Executives.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUE

                                                                                                  Value Of
                                                                                                Unexercised
                                                            Number Of Securities                In-The-Money
                                                           Underlying Unexercised               Options/SARs
                                                                Options/SARs                 At Fiscal Year-End
                                                           At Fiscal Year-End (#)
                              Shares
                           Acquired on       Value
          Name             Exercise (#)    Realized      Exercisable   Unexercisable    Exercisable    Unexercisable
          ----             ------------    --------      -----------   -------------    -----------    -------------
                                                          93,959 (2)        -0-          $281,877 (4)        $0
Lon R. Greenberg (1)          50,000      $  393,750     200,000 (3)        -0-          $100,000 (5)        $0

Richard L. Bunn (1)           87,500      $  673,682      75,000 (3)        -0-          $ 37,500 (5)        $0

                                                          43,639 (2)        -0-          $130,917 (4)        $0
Robert J. Chaney               1,361      $   10,718      35,000 (3)        -0-          $ 17,500 (5)        $0
                                                           8,333 (3)        -0-          $  6,250 (6)        $0

Mark R. Dingman                2,950      $   23,231      35,000 (3)        -0-           $17,500 (5)        $0

Brendan P. Bovaird(1)                                      5,007 (2)        -0-          $ 15,021 (4)        $0
                               4,993      $   37,448      30,000 (3)        -0-          $ 15,000 (5)        $0


(1) Information reported for Messrs. Greenberg, Bunn and Bovaird is also reported in the Proxy Statement for UGI's 1999 Annual Meeting of Shareholders and is not additive.

(2)  Options granted under the 1992 Stock Option and Dividend Equivalent Plan.

(3)  Options granted under the 1997 Stock Option and Dividend Equivalent Plan.

(4) Value based on comparison of price per share at September 30, 1998 (fair market value $23.125) to the option price ($20.125).

(5) Value based on comparison of price per share at September 30, 1998 (fair market value $23.125) to the option price ($22.625).

(6) Value based on comparison of price per share at September 30, 1998 (fair market value $23.125) to the option price ($22.375).

RETIREMENT BENEFITS

         The following table shows the annual benefits payable upon retirement to the Named Executive Officers under the Retirement Income Plan for Employees of UGI Utilities, Inc. and participating employers (the "Retirement Plan") and the UGI Supplemental Executive Retirement Plan. The amounts shown assume the executive retires in 1998 at age 65, and that the aggregate benefits are not subject to statutory maximums.


                           PENSION PLAN BENEFITS TABLE

 Final 5-Year
Average Annual                     Annual Benefit for Years of Credited Service Shown (1)
 Earnings (2)
                     15 Years      20 Years        25 Years       30 Years        35 Years       40 Years
                     --------      --------        --------       --------        --------       --------
      $ 100,000       $28,500       $38,000         $47,500        $57,000         $66,500       $68,400 (3)

      $ 200,000       $57,000       $76,000         $95,000       $114,000        $133,000      $136,800 (3)

      $ 300,000       $85,500      $114,000        $142,500       $171,000        $199,500      $205,200 (3)

      $ 400,000      $114,000      $152,000        $190,000       $228,000        $266,000      $273,600 (3)

      $ 500,000      $142,500      $190,000        $237,500       $285,000        $332,500      $342,000 (3)

      $ 600,000      $171,000      $228,000        $285,000       $342,000        $399,000      $410,400 (3)

      $ 700,000      $199,500      $266,000        $332,500       $399,000        $465,500      $478,800 (3)

      $ 800,000      $228,000      $304,000        $380,000       $456,000        $532,000      $547,200 (3)

      $ 900,000      $256,500      $342,000        $427,500       $513,000        $598,500      $615,600 (3)

     $1,000,000      $285,000      $380,000        $475,000       $570,000        $665,000      $684,000 (3)

     $1,200,000      $342,000      $456,000        $570,000       $684,000        $798,000      $820,800 (3)

     $1,400,000      $399,000      $532,000        $665,000       $798,000        $931,000      $957,600 (3)


    (1) Annual benefits are computed on the basis of straight life annuity amounts. These amounts include pension benefits, if any, to which a participant may be entitled as a result of participation in a pension plan of a subsidiary during previous periods of employment. The amounts shown do not take into account exclusion of up to 35% of the estimated primary Social Security benefit. The Retirement Plan provides a minimum benefit equal to 25% of a participant's final 12 months' earnings, reduced proportionately for less than 15 years of credited service at retirement. The minimum Retirement Plan Benefit is not subject to Social Security offset. Messrs. Greenberg, Bunn, Chaney, Dingman and Bovaird had, respectively, 18 years, 40 years, 34 years, 25 years and 3 years of estimated credited service at September 30, 1998.

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

SEVERANCE PAY PLAN FOR SENIOR EXECUTIVE EMPLOYEES

         The UGI Corporation Senior Executive Employee Severance Pay Plan (the "UGI Severance Plan") assists certain senior level employees of Utilities, including Messrs. Greenberg, Bovaird, Bunn, Chaney and Dingman in the event their employment is terminated without fault on their part. Specified benefits are payable to a senior executive covered by the UGI Severance Plan if the senior executive's employment is involuntarily terminated for any reason other than for cause or as a result of the senior executive's death or disability.

         The UGI Severance Plan provides for cash payments equal to a participant's compensation for a period of time ranging from 3 months to 15 months (30 months in the case of Mr. Greenberg), depending on length of service. In addition, a participant receives the cash equivalent of his or her target bonus under the Annual Bonus Plan, pro-rated for the number of months served in the fiscal year. However, if the termination occurs in the last two months of the fiscal year, the Chief Executive Officer has the discretion to determine whether the participant will receive a pro-rated target bonus, or the actual annual bonus which would have been paid after the end of the fiscal year, assuming that the participant's entire bonus was contingent on meeting the applicable financial performance goal. The Plan also provides for separation pay equal to one day's pay per month of service, not to exceed 12 months' compensation. Certain employee benefits are continued under the Plan for a period of up to 15 months (30 months in the case of Mr. Greenberg). Utilities has the option to pay a participant the cash equivalent of those employee benefits.

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

         An executive who is terminated with rights to severance compensation under an Agreement will be entitled to receive an amount equal to 1.0 or 1.5 (2.5 in the case of Mr. Greenberg) times his average total cash remuneration for the preceding five calendar years. If the severance compensation payable under the Agreement, either alone or together with other payments to an executive, would constitute "excess parachute payments," as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), the executive will also receive an amount to satisfy the executive's additional tax burden.


COMPENSATION OF DIRECTORS

         Messrs. Bunn and Greenberg are not compensated for service on the Board of Directors or on any Committee of the Board. The other members of the Company's Board of Directors also serve on the UGI Board and receive no additional compensation for service on the Company's Board. The Company reimburses UGI for 50% of the attendance fees and expenses incurred by the non-employee directors of UGI.

COMPENSATION COMMITTEE

         The members of the UGI Utilities, Inc. Compensation and Management Development Committee are Richard C. Gozon (Chairman), Thomas F. Donovan and David I. J. Wang.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

         At December 9, 1998, UGI Corporation held 100% of the Company's Common Stock. UGI is located at 460 North Gulph Road, King of Prussia, PA 19406.

         The following table sets forth, as of October 31, 1998, the number of shares of Common Stock of UGI beneficially owned by each director of the Company and each of the Named Executives, as well as all directors and executive officers as a group. Mr. Greenberg is the beneficial owner of approximately 1.2% of UGI's Common Stock. All other directors, Named Executives and executive officers own less than 1% of UGI's outstanding shares. The total number of shares beneficially owned by all directors and executive officers includes shares subject to options exercisable within 60 days.

                             SECURITY OWNERSHIP OF MANAGEMENT

                               Number of Shares
                                and Nature of
                                  Beneficial
                                  Ownership
                              Excluding Options     Number of Stock
  Name of Beneficial Owner         (1) (2)              Options                Total
  ------------------------         -------              -------                -----
Stephen D. Ban                      9,989 (3)             3,400                13,389

Brendan P. Bovaird                 13,498 (4)(5)         35,007                48,505

Richard L. Bunn                    62,216(6)             75,000               137,216

Robert J. Chaney                    9,720 (7)            88,333                98,053

Mark R. Dingman                     7,408                35,000                42,408

Thomas F. Donovan                   1,647                     0                 1,647

Richard C. Gozon                   14,184                 5,000                19,184

Lon R. Greenberg                   90,360(8)            293,959               384,319

Marvin O. Schlanger                 1,283                     0                 1,283

James W. Stratton                   9,880                 5,000                14,880

David I. J. Wang                   21,952                 5,000                26,952

All directors and executive
officers as a group (12)          254,624               555,699               810,323   (9)

            (1) The director or officer has sole voting and investment power unless otherwise specified.

            (2) Included in the number of shares shown above are Deferred Units
                ("Units") acquired through the 1997 Directors' Equity Compensation Plan. Units are neither actual shares nor other securities, but each Unit will be converted to one share of Common Stock and paid out to directors upon their retirement or termination of service. The number of Units included for each director is as follows: Messrs. Donovan (630), Stratton (8,335), Schlanger (866), Wang (7,407), Gozon (7,639) and Ban (4,219).

            (3) Dr. Ban's shares are held jointly with his spouse.

            (4) Mr. Bovaird's beneficial ownership includes 12,993 shares that he holds jointly with his spouse.

            (5) Included in beneficial ownership are shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan, based on September 30, 1998 Savings Plan statements.

            (6) Mr. Bunn's beneficial ownership includes 40,716 shares that he holds jointly with his spouse and 21,500 shares held directly by his spouse.

            (7) Mr. Chaney's beneficial ownership includes 2,561 shares that he holds jointly with his spouse.

            (8) Mr. Greenberg's beneficial ownership includes 88,220 shares that he holds jointly with his spouse.

            (9) The total number of shares beneficially owned by the directors and officers as group represents 2.5% of UGI's outstanding shares.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In fiscal year 1998 UGI allocated $4.8 million, representing 45% of its general corporate expenses, to Utilities.

PART IV:  ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE,
                AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

         (1)  FINANCIAL STATEMENTS

              Included under Item 8 are the following financial statements and supplementary data:

                  Reports of Independent Accountants

                  Consolidated Balance Sheets, September 30, 1998 and 1997

                  Consolidated Statements of Income for the fiscal years ended September 30, 1998, 1997 and 1996

                  Consolidated Statements of Cash Flows for the fiscal years ended September 30, 1998, 1997 and 1996

                  Consolidated Statements of Stockholders' Equity for the fiscal years ended September 30, 1998, 1997 and 1996

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

         (3) LIST OF EXHIBITS:

     The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):


                           INCORPORATION BY REFERENCE

   Exhibit No.                           Exhibit                             Registrant          Filing          Exhibit
   -----------                           -------                             ----------          ------          -------
       3.1       Utilities' Articles of Incorporation                         Utilities         Form 8-K          4(a)
                                                                                               (9/22/94)
       3.2       Bylaws of UGI Utilities as in effect since September         Utilities        Form 10-K           3.2
                 26, 1995                                                                      (9/30/95)

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

       4.2       Indenture between Utilities and First Union National            UGI            Form 10-K          (4)e
                 Bank (formerly, First Fidelity Bank, N.A.                                      (9/30/93)
                 Pennsylvania,) Trustee, dated as of August 1, 1993 and
                 related 6.5% Note due 2003

       4.3       Form of Fixed Rate Medium-Term Note                          Utilities         Form 8-K           (4)i
                                                                                                (8/26/94)

       4.4       Form of Fixed Rate Series B Medium-Term Note                 Utilities         Form 8-K           4(i)
                                                                                                (8/1/96)

       4.5       Form of Floating Rate Series B Medium-Term Note              Utilities         Form 8-K          4(ii)
                                                                                                (8/1/96)

       4.6       (Intentionally left blank)

       4.7       Officer's Certificate establishing Medium-Term Notes         Utilities         Form 8-K          4(iv)
                 series                                                                         (8/26/94)

       4.8       Calculation Agent Agreement dated August 1, 1996             Utilities         Form 8-K          4(iii)
                 between UGI Utilities, Inc. and First Union National                           (8/1/96)
                 Bank

       4.9       Form of Officer's Certificate establishing Series B          Utilities         Form 8-K          4(iv)
                 Medium-Term Notes under the Indenture                                          (8/1/96)

                           INCORPORATION BY REFERENCE

  Exhibit No.                           Exhibit                                Registrant          Filing         Exhibit
  -----------                           -------                                ----------          ------         -------
      10.1       Service Agreement (Rate FSS) dated as of November 1,              UGI            Form 10-K          10.5
                 1989 between Utilities and Columbia, as modified                                 (9/30/95)
                 pursuant to the orders of the Federal Energy Regulatory
                 Commission at Docket No. RS92-5-000 reported at Columbia
                 Gas Transmission Corp., 64 FERC P. 61,060 (1993), order
                 on rehearing, 64 FERC P. 61,365 (1993)

      10.2       Service Agreement (Rate FTS) dated June 1, 1987                Utilities         Form 10-K         (10)o.
                 between Utilities and Columbia, as modified by                                  (12/31/90)
                 Supplement No. 1 dated October 1, 1988; Supplement No.
                 2 dated November 1, 1989; Supplement No. 3 dated
                 November 1, 1990; Supplement No. 4 dated November 1,
                 1990; and Supplement No. 5 dated January 1, 1991, as
                 further modified pursuant to the orders of the Federal
                 Energy Regulatory Commission at Docket No. RS92-5-000
                 reported at Columbia Gas Transmission Corp., 64 FERC
                 P. 61,060 (1993), order on rehearing, 64 FERC P. 61,365
                 (1993)

      10.3       Transportation Service Agreement (Rate FTS-1) dated            Utilities         Form 10-K         (10)p.
                 November 1, 1989 between Utilities and Columbia Gulf                            (12/31/90)
                 Transmission Company, as modified pursuant to the orders
                 of the Federal Energy Regulatory Commission in Docket No.
                 RP93-6-000 reported at Columbia Gulf Transmission Co.,
                 64 FERC P. 61,060 (1993), order on rehearing, 64 FERC
                 P. 61,365 (1993)

     10.4**      UGI Corporation 1992 Directors' Stock Plan                        UGI            Form 10-Q         (10)ff
                                                                                                  (6/30/92)

     10.5**      UGI Corporation Directors Deferred Compensation Plan              UGI            Form 10-K         10.39
                 dated August 26, 1993                                                            (9/30/94)

     10.6**      UGI Corporation Directors' Equity Compensation Plan              UGI             Form 10-Q          10.1
                                                                                                  (3/31/97)

     10.7**      UGI Corporation 1992 Stock Option and Dividend                    UGI            Form 10-Q         (10)ee
                 Equivalent Plan, as amended May 19, 1992                                         (6/30/92)

     10.8**      UGI Corporation Annual Bonus Plan dated March 8, 1996             UGI            Form 10-Q          10.4
                                                                                                  (6/30/96)

     10.9**      UGI Utilities, Inc. Annual Bonus Plan dated March 8,           Utilities         Form 10-Q        10.4
                 1996                                                                             (6/30/96)

     10.10**     1997 Stock Purchase Loan Plan                                     UGI            Form 10-K       10.16
                                                                                                  (9/30/97)

     10.11**     UGI Corporation Senior Executive Employee Severance               UGI            Form 10-K       10.12
                 Pay Plan effective January 1, 1997                                               (9/30/97)

                           INCORPORATION BY REFERENCE

  Exhibit No.                            Exhibit                               Registrant            Filing            Exhibit
  -----------                            -------                               ----------            ------            -------
     10.12**     Change of Control Agreement between UGI Corporation               UGI              Form 10-K           10.13
                 and Lon R. Greenberg                                                               (9/30/97)

     10.13**     Form of Change of Control Agreement between UGI                   UGI              Form 10-K           10.14
                 Corporation and Mr. Bunn                                                           (9/30/97)

     10.14**     Form of Change of Control Agreement between UGI                   UGI              Form 10-K            10.15
                 Corporation and each of Messrs. Chaney, Dingman and                                (9/30/97)
                 Bovaird

     10.15**     UGI Corporation 1992 Non-Qualified Stock Option Plan           AmeriGas            Form 10-K           10.19
                                                                                Partners,           (9/30/95)
                                                                                  L.P.

     10.16**     Amendment No. 1 to UGI Corporation 1992 Non-Qualified        UGI Utilities         Form 10-Q             10
                 Stock Option Plan                                                                  (6/30/97)
     10.17**     UGI Corporation 1997 Stock Option and Dividend                    UGI              Form 10-Q            10.2
                 Equivalent Plan                                                                    (3/31/97)
     10.18**     UGI Corporation Supplemental Executive Retirement Plan            UGI              Form 10-Q             10
                 Amended and Restated effective October 1, 1996                                     (6/30/98)

      *12.1      Computation of Ratio of Earnings to Fixed Charges

      *12.2      Computation of Ratio of Earnings to Combined Fixed
                 Charges and Preferred Stock Dividends

       *13       Amendment No. 1 on Form 8-K/A to Form 8-K dated July
                 11, 1997

      *23.1      Consent of Arthur Andersen LLP

      *23.2      Consent of PricewaterhouseCoopers LLP

       *27       Financial Data Schedule


*    Filed herewith.

** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

     B.  REPORTS ON FORM 8-K.

         During the last quarter of the 1998 fiscal year, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UGI UTILITIES, INC.


Date:  December 15, 1998             By:   John C. Barney
                                           -----------------------------------
                                           John C. Barney
                                           Vice President -
                                           Finance and Accounting

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 15, 1998 by the following persons on behalf of the Registrant in the capacities indicated.

 SIGNATURE                                              TITLE
 ---------                                              -----
Richard L. Bunn                                  President and Chief
-----------------------------                    Executive Officer
Richard L. Bunn                                  (Principal Executive
                                                 Officer) and Director


Lon R. Greenberg                                 Chairman and Director
-----------------------------
Lon R. Greenberg


John C. Barney                                   Vice President -
-----------------------------                    Finance and Accounting
John C. Barney                                   (Principal Financial
                                                 Officer and Principal
                                                 Accounting Officer)


Stephen D. Ban                                   Director
-----------------------------
Stephen D. Ban


Thomas F. Donovan                                Director
-----------------------------
Thomas F. Donovan

 SIGNATURE                                              TITLE
 ---------                                              -----
Richard C. Gozon                                 Director
-----------------------------
Richard C. Gozon


Marvin O. Schlanger                              Director
-----------------------------
Marvin O. Schlanger


James W. Stratton                                Director
-----------------------------
James W. Stratton


David I. J. Wang                                 Director
-----------------------------
David I. J. Wang

                      UGI UTILITIES, INC. AND SUBSIDIARIES




                              FINANCIAL INFORMATION

                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED SEPTEMBER 30, 1998

                      UGI UTILITIES, INC. AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                        Pages
                                                                        -----

Financial Statements:

    Reports of Independent Public Accountants                        F-3 and F-4

    Consolidated Balance Sheets as of September 30,
        1998 and 1997                                                F-5 and F-6

    Consolidated Statements of Income for the years
        ended September 30, 1998, 1997, and 1996                         F-7

    Consolidated Statements of Cash Flows for the years
        ended September 30, 1998, 1997, and 1996                         F-8

    Consolidated Statements of Stockholder's Equity
        for the years ended September 30, 1998, 1997, and 1996           F-9

    Notes to Consolidated Financial Statements                      F-10 to F-27

Financial Statement Schedule:

    For the years ended September 30, 1998, 1997, and 1996:

        II - Valuation and Qualifying Accounts                           S-1


We have omitted all other financial statement schedules because the required information is either (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) the information required is included elsewhere in the financial statements or related notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholder
UGI Utilities, Inc.

We have audited the accompanying consolidated balance sheets of UGI Utilities, Inc. and subsidiaries as of September 30, 1998 and 1997 and the related consolidated statements of income, stockholder's equity and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UGI Utilities, Inc. and subsidiaries as of September 30, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information for the years ended September 30, 1998 and 1997 included on the schedule listed in the Index to Financial Statements and Financial Statement Schedule, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Chicago, Illinois
November 13, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholder
UGI Utilities, Inc.



We have audited the accompanying consolidated statements of income, stockholder's equity, and cash flows of UGI Utilities, Inc. and subsidiaries for the year ended September 30, 1996. We have also audited the related financial statement schedule for the year ended September 30, 1996 listed in the index on page F-2 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of UGI Utilities, Inc. and subsidiaries for the year ended September 30, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




Coopers & Lybrand L.L.P.


Philadelphia, Pennsylvania
November 22, 1996

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)


                                                                   September 30,
                                                                 1998         1997
                                                              ---------    ---------
ASSETS
      Current assets:
          Cash and cash equivalents (note 1)                  $   4,720    $  12,813
          Accounts receivable (less allowances for doubtful
               accounts of $1,373 and $3,333, respectively)      20,258       25,309
          Accrued utility revenues (note 1)                       6,745        7,688
          Inventories (notes 1 and 6)                            28,460       30,645
          Deferred income taxes (notes 1 and 4)                   4,070        7,179
          Prepaid expenses and other current assets               6,556        4,653
                                                              ---------    ---------
               Total current assets                              70,809       88,287

      Property, plant and equipment (note 1):
          Gas utility                                           665,313      637,943
          Electric utility                                      121,395      118,808
          General                                                10,813        8,897
                                                              ---------    ---------
                                                                797,521      765,648
          Less accumulated depreciation and amortization       (253,608)    (237,293)
                                                              ---------    ---------
               Net property, plant and equipment                543,913      528,355

      Regulatory assets (notes 1, 2 and 4)                       59,318       48,953
      Other assets                                               16,277       15,783
                                                              ---------    ---------

               Total assets                                   $ 690,317    $ 681,378
                                                              =========    =========


The accompanying notes are an integral part of these financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Thousands of dollars, except per share)

                                                                              September 30,
                                                                             1998       1997
                                                                           --------   --------
LIABILITIES  AND  STOCKHOLDERS'  EQUITY
      Current liabilities:
          Current maturities of long-term debt (note 3)                    $  7,143   $ 17,143
          Current portion of preferred stock (note 7)                            --      3,000
          Bank loans (note 3)                                                68,400     67,000
          Accounts payable                                                   38,847     45,367
          Employee compensation and benefits accrued                          7,807      8,207
          Dividends and interest accrued                                      4,613      3,692
          Income taxes accrued                                                  197      5,071
          Other current liabilities                                          17,103     26,621
                                                                           --------   --------
               Total current liabilities                                    144,110    176,101

      Long-term debt (note 3)                                               180,027    152,151

      Deferred income taxes (notes 1 and 4)                                 105,734     99,868
      Deferred investment tax credits (notes 1 and 4)                         9,978     10,376
      Other noncurrent liabilities                                           19,226     10,201

      Commitments and contingencies (note 8)

      Preferred stock subject to mandatory redemption,
          without par value (note 7)                                         20,000     32,187

      Common stockholder's equity:
          Common Stock, $2.25 par value (authorized - 40,000,000 shares;
               issued and outstanding - 26,781,785 shares)                   60,259     60,259
          Additional paid-in capital                                         68,559     68,249
          Retained earnings                                                  82,424     71,986
                                                                           --------   --------
               Total common stockholder's equity                            211,242    200,494
                                                                           --------   --------

               Total liabilities and stockholders' equity                  $690,317   $681,378
                                                                           ========   ========

The accompanying notes are an integral part of these financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Thousands of dollars)

                                                            Year Ended
                                                           September 30,
                                                -----------------------------------
                                                  1998         1997         1996
                                                ---------    ---------    ---------
Revenues (note 1)                               $ 422,283    $ 461,208    $ 460,496
                                                ---------    ---------    ---------

Costs and expenses:
    Gas, fuel and purchased power (note 1)        214,631      238,978      239,643
    Operating and administrative expenses         111,175      117,874      119,432
    Operating and administrative expenses
       - related parties (note 13)                  4,837        5,555        3,850
    Depreciation and amortization (note 1)         22,043       21,431       21,602
   Other income, net                               (4,993)      (2,777)      (1,842)
                                                ---------    ---------    ---------
                                                  347,693      381,061      382,685
                                                ---------    ---------    ---------

Operating income                                   74,590       80,147       77,811
Interest expense                                   17,583       16,872       16,094
                                                ---------    ---------    ---------

Income before income taxes                         57,007       63,275       61,717
Income taxes (notes 1 and 4)                       21,456       24,564       23,369
                                                ---------    ---------    ---------

Net income                                         35,551       38,711       38,348
Dividends on preferred stock                        2,160        2,764        2,765
                                                ---------    ---------    ---------

Net income after dividends on preferred stock   $  33,391    $  35,947    $  35,583
                                                =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)

                                                                                  Year Ended
                                                                                 September 30,
                                                                       --------------------------------
                                                                         1998        1997        1996
                                                                       --------    --------    --------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income                                                        $ 35,551    $ 38,711    $ 38,348
     Adjustments to reconcile net income to net cash provided
         by operating activities:
            Depreciation and amortization                                22,043      21,431      21,602
            Deferred income taxes, net                                    5,468         549       7,481
            Provision for uncollectible accounts                          4,099       4,272       4,933
            Other                                                         1,887        (850)       (704)
                                                                       --------    --------    --------
                                                                         69,048      64,113      71,660
            Net change in:
                Accounts receivable and accrued utility revenues          1,895      (2,401)     (9,444)
                Inventories                                               2,185        (610)     (6,608)
                Deferred fuel costs                                      (5,741)      2,870      (9,657)
                Accounts payable                                         (6,520)      5,850       5,894
                Other current assets and liabilities                    (10,709)       (338)      5,184
                                                                       --------    --------    --------
            Net cash provided by operating activities                    50,158      69,484      57,029
                                                                       --------    --------    --------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Expenditures for property, plant and equipment                     (37,219)    (41,684)    (39,659)
     Net proceeds (costs) of property, plant and equipment disposals        311        (884)     (1,189)
     Other, net                                                              --         500         740
                                                                       --------    --------    --------
        Net cash used by investing activities                           (36,908)    (42,068)    (40,108)
                                                                       --------    --------    --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Payment of dividends                                               (25,093)    (26,823)    (35,649)
     Issuance of long-term debt                                          35,000      20,000      20,000
     Repayment of long-term debt                                        (17,143)    (27,380)    (54,828)
     Bank loans increase                                                  1,400      16,500       8,500
     Redemption of Series Preferred Stock                               (15,507)         --         (15)
                                                                       --------    --------    --------
        Net cash used by financing activities                           (21,343)    (17,703)    (61,992)
                                                                       --------    --------    --------

    Cash and cash equivalents increase (decrease)                      $ (8,093)   $  9,713    $(45,071)
                                                                       ========    ========    ========

CASH AND CASH EQUIVALENTS:
     End of period                                                     $  4,720    $ 12,813    $  3,100
     Beginning of period                                                 12,813       3,100      48,171
                                                                       --------    --------    --------
         Increase (decrease)                                           $ (8,093)   $  9,713    $(45,071)
                                                                       ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Thousands of dollars)

                                                            Additional
                                              Common          Paid-in       Retained
                                              Stock           Capital       Earnings
                                             ---------      ----------      --------
Balance September 30, 1995                   $ 60,259        $ 68,052       $ 58,492

    Net income                                                                38,348
    Cash dividends - common stock                                            (32,884)
    Cash dividends - preferred stock                                          (2,765)
    Other                                                                        (61)
                                             ---------       --------      ---------

Balance September 30, 1996                     60,259          68,052         61,130

    Net income                                                                38,711
    Cash dividends - common stock                                            (24,060)
    Cash dividends - preferred stock                                          (2,764)
    Dividend of subsidiary assets                                             (1,031)
    Other                                                         197
                                             ---------       --------      ---------

Balance September 30, 1997                     60,259          68,249         71,986

    Net income                                                                35,551
    Cash dividends - common stock                                            (22,633)
    Cash dividends - preferred stock                                          (2,160)
    Redemption of Series Preferred Stock                                        (320)
    Other                                                         310
                                             ---------       --------      ---------

Balance September 30, 1998                   $ 60,259        $ 68,559      $  82,424
                                             =========       ========      =========


The accompanying notes are an integral part of these financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)



1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         CONSOLIDATION PRINCIPLES

         UGI Utilities, Inc. (UGI Utilities), a wholly owned subsidiary of UGI Corporation (UGI), owns and operates a natural gas distribution utility (Gas Utility) in parts of eastern and southeastern Pennsylvania and an electric utility (Electric Utility) in northeastern Pennsylvania. Our consolidated financial statements include the accounts of UGI Utilities and its subsidiary UGI Development Company. We eliminate all significant intercompany accounts and transactions when we consolidate. Revenues of Gas Utility comprise more than four-fifths of our consolidated revenues.

         RECLASSIFICATIONS

         We have reclassified certain prior-period balances to conform with the current period presentation.

         USE OF ESTIMATES

         Management makes estimates and assumptions when preparing financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

         REGULATED OPERATIONS

         Gas Utility and Electric Utility are subject to regulation by the Pennsylvania Public Utility Commission (PUC). We account for their regulated operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). Generally, SFAS 71 requires that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. Under SFAS 71, regulated enterprises defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be allowed in the ratesetting process in a period different from the period in which they would have been reflected in income by an unregulated enterprise. These regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are included in rates. If a separable portion of Utilities' business no longer meets the provisions of SFAS 71, we may be required to write-off certain regulatory assets

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. We continually monitor the regulatory and competitive environments to determine that regulatory assets are probable of recovery.

         In June 1998, the PUC approved Electric Utility's restructuring plan which we submitted pursuant to Pennsylvania's Electricity Generation Customer Choice and Competition Act (Customer Choice Act) (see Note 2). In accordance with the Financial Accounting Standards Board's (FASB's) Emerging Issues Task Force (EITF) Statement 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements 71 and 101" (EITF 97-4), we discontinued the application of SFAS 71 as it relates to the electric generation portion of Electric Utility's business in June 1998.

         CONSOLIDATED STATEMENTS OF CASH FLOWS

         We define cash equivalents as all highly liquid investments with maturities of three months or less when purchased. We record cash equivalents at cost plus accrued interest, which approximates market value.

         We paid interest totaling $15,816 in 1998, $17,507 in 1997, and $16,100 in 1996. We paid income taxes totaling $21,116 in 1998, $24,246 in 1997, and $15,736 in 1996.

         REVENUE RECOGNITION

         Gas Utility and Electric Utility record revenues for services provided to the end of each month. We reflect Gas and Electric utility rate increases or decreases in revenues from effective dates permitted by the PUC.

         INVENTORIES

         Our inventories are stated at the lower of cost or market. We determine cost principally on an average or first-in, first-out (FIFO) method except for appliances for which we use the specific identification method.

         INCOME TAXES

         UGI Utilities records deferred income taxes in the Consolidated Statements of Income resulting from the use of accelerated depreciation methods based upon amounts recognized for ratemaking purposes. UGI Utilities also recognizes a deferred tax liability for tax benefits that are flowed through to ratepayers when temporary differences originate and establishes a corresponding regulatory income tax asset for the probable increase in future revenues that will result when the temporary differences reverse.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         We are amortizing deferred investment tax credits related to UGI Utilities' plant additions over the service lives of the related property. UGI Utilities reduces its deferred income tax liability for the future tax benefits that will occur when the deferred investment tax credits, which are not taxable, are amortized. We also reduce the regulatory income tax asset for the probable reduction in future revenues that will result when such deferred investment tax credits amortize.

         We join with UGI and its subsidiaries in filing a consolidated federal income tax return. We are allocated tax assets, liabilities, expense, benefits and credits resulting from the effects of our transactions in the consolidated federal income tax provision, including giving effect to all intercompany transactions. The result of this allocation is not materially different from income taxes calculated on a separate return basis.

         PROPERTY, PLANT AND EQUIPMENT AND RELATED DEPRECIATION

         We record property, plant and equipment at cost. We charge to accumulated depreciation the original cost of UGI Utilities' retired plant, together with the net cost of removal, for financial accounting purposes.

         We compute depreciation of Gas Utility's and Electric Utility's plant and equipment using the straight-line method over the estimated average remaining lives of the various classes of depreciable property. Depreciation as a percentage of the related average depreciable base for Gas Utility was 2.7% in 1998, 2.7% in 1997, and 2.9% in 1996.
         Depreciation as a percentage of the related average depreciable base for Electric Utility was 3.2% in 1998, 3.6% in 1997, and 3.6% in 1996. Depreciation expense was $21,454 in 1998, $20,899 in 1997, and $20,848 in 1996.

         ACCOUNTING FOR COMPUTER SOFTWARE COSTS

         We include in property, plant and equipment external and incremental internal costs associated with computer software we develop for use in our businesses. We begin capitalizing these costs when the preliminary stage of the project is completed. We amortize these costs on a straight-line basis over five years once the installed software is ready for its intended use.

         DEFERRED FUEL COSTS

         Gas Utility's tariffs contain clauses which permit recovery of certain gas costs in excess of the level of such costs included in base rates. The clauses provide for a periodic adjustment for the difference between the total amount collected from customers under each clause and the recoverable costs incurred. We defer the difference between amounts recognized in revenues and the applicable gas costs incurred until they are subsequently billed or refunded to customers.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Prior to January 1, 1997, Electric Utility's rates were subject to an Energy Cost Rate (ECR) designed to recover or refund the difference between the actual fuel and purchased power costs and the amount included in base rates. In accordance with the provisions of the Customer Choice Act, the rates Electric Utility can charge its customers, including amounts pertaining to the recovery of fuel and purchased power costs, are subject to rate caps effective January 1, 1997. We expect the generation rate cap to extend through December 31, 2002 (see Note 2).

         ENVIRONMENTAL LIABILITIES

         Our policy is to accrue environmental investigation and cleanup costs when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. We do not discount to present value the costs of future expenditures for environmental liabilities. We intend to pursue recovery of any incurred costs through all appropriate means, including regulatory relief. Gas Utility is permitted to amortize as removal costs site-specific environmental investigation and remediation costs, net of related third-party payments, associated with Pennsylvania sites. Gas Utility will be permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred removal costs.

         ACCOUNTING PRINCIPLES NOT YET ADOPTED

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130), and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes net income and all other nonowner changes in equity. SFAS 131 establishes standards for reporting information about operating segments as well as related disclosures about products and services, geographic areas, and major customers. We will adopt SFAS 130 and SFAS 131 in fiscal 1999. In addition, in March 1998 the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires companies to capitalize the cost of computer software developed or obtained for internal use once certain criteria have been met. We will adopt SOP 98-1 in fiscal 2000.

         We do not expect the adoptions of SFAS 130 and SOP 98-1 will have a material effect on our financial position or results of operations. In addition, we do not expect the initial application of SFAS 131 will affect the operating segments we disclose.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivative instruments as either assets or liabilities and measure them at fair value. The accounting

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. To the extent derivative instruments qualify and are designated as hedges of forecasted transactions, changes in fair value will generally be reported as a component of other comprehensive income and be reclassified into net income when the forecasted transaction affects earnings. To the extent such derivative instrument qualifies as a hedge of a firm commitment, any gain or loss would generally be recognized in earnings when the firm commitment affects earnings. We will adopt SFAS 133 in fiscal 2000. We are currently evaluating the potential impact of SFAS 133 on our future financial condition and results of operations. The impact of SFAS 133 will likely depend upon the extent to which we use derivative instruments and their designation and effectiveness as hedges of market risk.

2.       REGULATORY MATTERS

         ELECTRIC UTILITY RESTRUCTURING ORDER

         On June 19, 1998, the PUC entered its Opinion and Order (the "Restructuring Order") in Electric Utility's restructuring proceeding pursuant to Pennsylvania's Customer Choice Act. The Restructuring Order essentially adopts the terms included in a comprehensive settlement agreement (the "Settlement Agreement") previously entered into by UGI Utilities and the active parties to the restructuring proceeding, except Pennsylvania Power and Light Company (PP&L). Under the terms of the Restructuring Order, commencing January 1, 1999, Electric Utility is authorized to recover $32,500 in stranded costs (on a full revenue requirements basis which includes all income and gross receipts taxes) over a four-year period through a Competitive Transition Charge (CTC) (together with carrying charges on unrecovered balances of 7.94%) and to charge unbundled rates for generation, transmission and distribution services. Stranded costs are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Electric Utility's recoverable stranded costs include $8,692 for the buy-out of a 1993 power purchase agreement with an independent power producer. In June 1998, Electric Utility recorded a liability of $8,692 for the buy-out of the 1993 power purchase agreement and also recorded a corresponding regulatory asset.

         Under the terms of the Restructuring Order and in accordance with the Customer Choice Act, Electric Utility's rates for transmission and distribution services are capped through July 1, 2001. In addition, Electric Utility generally may not increase the generation component of prices as long as stranded costs are being recovered through the CTC. This generation rate cap is expected to extend through December 31, 2002. All of Electric Utility's customers will be permitted to select an alternative generation supplier as of January 1, 1999. Customers choosing an alternative supplier will on average receive a generation "shopping credit" developed from system-wide generation rates of 3.67 cents per kilowatt hour (kwh) in calendar 1999 and 2000, and 4.3 cents per kwh in calendar 2001 and 2002. The Settlement Agreement gives Electric Utility the right, subject to prior PUC approval, to transfer its electric generation assets to a non-regulated affiliate.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Management believes that, upon filing the necessary documents with the PUC, Electric Utility will receive such approval.

         The Customer Choice Act also authorized the PUC to implement pilot customer choice programs for up to five percent of the peak load of each customer class. In accordance with PUC directives, Electric Utility implemented such a pilot program effective November 1, 1997. The implementation of the pilot program did not have a material effect on Electric Utility's 1998 results of operations.

         The EITF in 1997 issued EITF 97-4 which concluded that utilities should discontinue application of SFAS 71 for the generation portion of their business when a restructuring plan is in place and its terms are known. Based on such guidance, in June 1998 Electric Utility discontinued the application of SFAS 71 as it relates to the electric generation portion of its business, which assets comprise less than 25% of Electric Utility's identifiable assets. The discontinuance of SFAS 71 did not have a material effect on our financial position or results of operations.

         REGULATORY ASSETS AND LIABILITIES

         The following regulatory assets and liabilities are included in our accompanying balance sheets at September 30:

------------------------------------------------------------------------------
                                                            1998        1997
------------------------------------------------------------------------------
Regulatory assets:
     Regulatory income tax asset                           $46,483     $44,438
     Power agreement buy-out                                 8,692          --
     Other postretirement benefits                           3,340       3,809
     Deferred environmental costs                              803         706
------------------------------------------------------------------------------
Total regulatory assets                                    $59,318     $48,953
------------------------------------------------------------------------------
Regulatory liabilities:
     Refundable state taxes                                $ 2,039     $ 3,102
     Deferred fuel costs                                     1,676       7,417
     Other postretirement benefits                           1,397          --
------------------------------------------------------------------------------
Total regulatory liabilities                               $ 5,112     $10,519
------------------------------------------------------------------------------

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.       DEBT

         Long-term debt comprises the following at September 30:

-------------------------------------------------------------------------------
                                                          1998          1997
-------------------------------------------------------------------------------
Medium-Term Notes:
     7.25% Notes, due October 2017                      $  20,000     $      --
     7.17% Notes, due June 2007                            20,000        20,000
     6.17% Notes, due January 2001                         15,000            --
     7.37% Notes, due October 2015                         22,000        22,000
     6.73% Notes, due October 2002                         26,000        26,000
     6.62% Notes, due May 2005                             20,000        20,000
6.50% Senior Notes, due August 2003 (less
     unamortized discount of $115 and $134,
     respectively)                                         49,885        49,866
8.70% Notes, due March 1998                                    --        10,000
9.71% Notes, due through September 2000 in annual
     installments of $7,143                                14,285        21,428
-------------------------------------------------------------------------------

Total long-term debt                                      187,170       169,294
Less current maturities                                    (7,143)      (17,143)
-------------------------------------------------------------------------------

Long-term debt due after one year                       $ 180,027     $ 152,151
-------------------------------------------------------------------------------

         Scheduled repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows: 1999 - $7,143; 2000 - $7,143; 2001 - $15,000; 2002 - $ -; 2003 - $76,000.

         At September 30, 1998, UGI Utilities had revolving credit agreements with four banks providing for borrowings of up to $97,000 through June 2001. These agreements may be extended for one-year periods, upon timely notice, unless the banks elect not to renew. UGI Utilities may borrow at various prevailing interest rates, including LIBOR. UGI Utilities pays quarterly commitment fees on these credit lines. UGI Utilities had borrowings under these agreements totaling $68,400 at September 30, 1998 and $67,000 at September 30, 1997, which we classify as bank loans. The weighted-average interest rates on bank loans were 5.90% at September 30, 1998 and 6.26% at September 30, 1997.

         Certain of UGI Utilities' debt agreements restrict the incurrence of additional debt, require consolidated tangible net worth of at least $125,000, and restrict the amount of payments for investments, redemptions of capital stock, prepayments of subordinated indebtedness and dividends.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.       INCOME TAXES

         The provisions for income taxes consist of the following:

--------------------------------------------------------------------
                                        1998       1997       1996
--------------------------------------------------------------------
Current:
     Federal                          $ 12,184   $ 18,168   $ 12,184
     State                               3,804      5,847      3,704
--------------------------------------------------------------------
                                        15,988     24,015     15,888
Deferred                                 5,866        947      7,880
Investment credit amortization            (398)      (398)      (399)
--------------------------------------------------------------------

Total income tax expense              $ 21,456   $ 24,564   $ 23,369
--------------------------------------------------------------------

         A reconciliation from the statutory federal tax rate to our effective tax rate is as follows:

--------------------------------------------------------------------
                                       1998       1997       1996
--------------------------------------------------------------------
Statutory federal tax rate             35.0%      35.0%      35.0%
Difference in tax rate due to:
    State income taxes, net of
      federal benefit                   6.4        6.5        6.2
    Deferred investment credit
      amortization                      (.7)       (.6)       (.7)
    Other, net                         (3.1)      (2.1)      (2.6)
--------------------------------------------------------------------

Effective tax rate                     37.6%      38.8%      37.9%
--------------------------------------------------------------------

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Deferred tax liabilities (assets) comprise the following at September
         30:

----------------------------------------------------------------------------------------------
                                                                   1998                1997
----------------------------------------------------------------------------------------------
Excess book basis over tax basis of property, plant
       and equipment                                             $  89,724           $  85,387
Regulatory assets                                                   24,613              20,312
Other                                                                6,305               4,989
----------------------------------------------------------------------------------------------

Gross deferred tax liabilities                                     120,642             110,688
----------------------------------------------------------------------------------------------

Deferred investment tax credits                                     (4,140)             (4,305)
Deferred fuel costs                                                   (695)             (3,077)
Employee-related expenses                                           (5,421)             (4,494)
Regulatory liability - state income taxes                             (846)             (1,287)
Power purchase agreement liability                                  (3,607)                 --
Other                                                               (4,269)             (4,836)
----------------------------------------------------------------------------------------------

Gross deferred tax assets                                          (18,978)            (17,999)
----------------------------------------------------------------------------------------------

Net deferred tax liabilities                                     $ 101,664           $  92,689
----------------------------------------------------------------------------------------------

         UGI Utilities had recorded deferred tax liabilities of approximately $31,336 as of September 30, 1998 and $30,305 as of September 30, 1997 pertaining to utility temporary differences, principally a result of accelerated tax depreciation, the tax benefits of which previously were or will be flowed through to ratepayers. These deferred tax liabilities have been reduced by deferred tax assets of $4,140 at September 30, 1998 and $4,305 at September 30, 1997, pertaining to utility deferred investment tax credits. UGI Utilities had recorded a regulatory income tax asset related to these net deferred taxes of $46,483 as of September 30, 1998 and $44,438 as of September 30, 1997. This regulatory income tax asset represents future revenues expected to be recovered through the ratemaking process. We will recognize this regulatory income tax asset in deferred tax expense as the corresponding temporary differences reverse and additional income taxes are incurred.

5.       EMPLOYEE RETIREMENT PLANS

         The Retirement Income Plan for Employees of UGI Utilities, Inc. (UGI Utilities Plan) is a defined benefit pension plan covering employees of UGI, UGI Utilities, and certain of UGI's other wholly owned subsidiaries. Benefits under the UGI Utilities Plan are generally based on years of service and employee compensation during the last years of employment.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The components of net pension income for the UGI Utilities Plan include the following:

---------------------------------------------------------------------------
                                           1998         1997         1996
---------------------------------------------------------------------------
Service cost - benefits earned during
      the period                         $  3,038     $  2,564     $  2,657
Interest cost on projected benefit
      obligation                           10,233       10,037        9,621
Actual return on plan assets               (2,017)     (38,240)     (15,393)
Net amortization and deferral             (13,222)      24,482        2,330
---------------------------------------------------------------------------

Net pension income                       $ (1,968)    $ (1,157)    $   (785)
---------------------------------------------------------------------------

         The following table sets forth the funded status of the UGI Utilities Plan and amounts recognized in our consolidated balance sheet at September 30:

----------------------------------------------------------------------------------------
                                                                   1998          1997
----------------------------------------------------------------------------------------
Projected benefit obligation:
       Vested benefits                                           $(128,864)    $(118,180)
       Nonvested benefits                                           (8,109)       (6,772)
----------------------------------------------------------------------------------------
         Accumulated benefit obligation                           (136,973)     (124,952)
       Effect of projected future salary levels                    (27,844)      (24,111)
----------------------------------------------------------------------------------------
         Projected benefit obligation                             (164,817)     (149,063)
Plan assets at fair value                                          183,281       189,539
----------------------------------------------------------------------------------------
       Excess of plan assets over projected benefit
       obligation                                                   18,464        40,476
Unrecognized net gain                                               (3,918)      (26,885)
Unrecognized prior service cost                                      5,333         5,999
Unrecognized transition asset                                       (9,524)      (11,155)
----------------------------------------------------------------------------------------
Prepaid pension cost                                             $  10,355     $   8,435
----------------------------------------------------------------------------------------

         Included in the projected benefit obligation amounts above are $10,289 at September 30, 1998 and $8,264 at September 30, 1997, relating to employees of UGI and its other subsidiaries.

         The major actuarial assumptions used in determining the funded status of the UGI Utilities Plan as of September 30, 1998, 1997, and 1996, and net pension income for each of the years then ended, are as follows:

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)




--------------------------------------------------------------------------------
                                          1998           1997         1996
--------------------------------------------------------------------------------

      Funded status at September 30:
         Discount rate                     6.9  %         7.4  %        8.0  %
         Rate of increase in
           salary levels                   4.5            4.5           4.75
      Net pension income for the year:
         Discount rate                     7.4            8.0           7.5
         Rate of increase in
           salary levels                   4.5            4.75          4.5
         Expected return on plan
           assets                          9.5            9.5           9.5
--------------------------------------------------------------------------------

      UGI Utilities Plan's assets at September 30, 1998 consist principally of equity and fixed income mutual funds and investment-grade corporate and U. S. Government obligations.

      We have unfunded nonqualified retirement benefit plans for certain key employees. At September 30, 1998 and 1997, the projected benefit obligations of these plans were not material. We recorded expense for these plans of $1,101 in 1998, $244 in 1997, and $257 in 1996. Amounts in 1998 include a settlement loss of $730 relating to the settlement of certain nonqualified pension obligations.

      We also sponsor a 401(k) savings plan (Savings Plan) for eligible employees. Generally, participants in the Savings Plan may contribute a portion of their compensation on a before-tax and after-tax basis. We may, at our discretion, match a portion of participants' contributions. The costs of such matching contributions were $987 in 1998, $880 in 1997, and $865 in 1996.

      We provide postretirement health care benefits to certain retirees and a limited number of active employees meeting certain age and service requirements as of January 1, 1989. We also provide limited postretirement life insurance benefits to nearly all active and retired employees.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


      The components of net periodic postretirement benefit cost are as follows:

      -------------------------------------------------------------------------
                                           1998           1997          1996
      -------------------------------------------------------------------------
      Service cost - benefits
         earned during the period      $     77       $     64      $     67
      Interest cost on accumulated
         postretirement benefit
         obligation                         890          1,588         1,908
      Actual return on plan assets         (200)          (144)            -
      Net amortization and deferral         466          1,078         1,369
      -------------------------------------------------------------------------

      Net periodic postretirement
         benefit cost                     1,233          2,586         3,344
      Change in regulatory assets
         and liabilities                  1,866            513          (149)
      -------------------------------------------------------------------------

      Net expense                      $  3,099       $  3,099      $  3,195
      -------------------------------------------------------------------------

      The following table sets forth the actuarial present value and funded status of our postretirement health care and life insurance benefit plans at September 30:

      -------------------------------------------------------------------------
                                                          1998           1997
      -------------------------------------------------------------------------
      Accumulated postretirement benefit
        obligation:
           Retirees                                    $(10,293)     $(18,618)
           Fully eligible active participants            (1,234)       (1,834)
           Other active participants                     (1,750)       (1,520)
      -------------------------------------------------------------------------
                                                        (13,277)      (21,972)
      Plan assets at fair value                           4,906         3,479
      Unrecognized net gain                              (4,258)       (1,881)
      Unrecognized transition obligation                  9,796        16,320
      -------------------------------------------------------------------------

      Accrued postretirement benefit cost              $ (2,833)     $ (4,054)
      -------------------------------------------------------------------------


      Included in the accumulated postretirement benefit obligation amounts above are $440 at September 30, 1998 and $406 at September 30, 1997, relating to employees of UGI.

      The decrease in the accumulated postretirement benefit obligation at September 30, 1998 is due to (1) a change in health care provider provisions and (2) a change in expected health care utilization rates.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      The major actuarial assumptions used in determining the funded status of our postretirement health care and life insurance benefit plans at September 30, 1998, 1997, and 1996, and net periodic postretirement benefit costs for the years then ended, are as follows:

      ----------------------------------------------------------------------------------------------
                                                                   1998         1997          1996
      -----------------------------------------------------------------------------------------------
      Funded status at September 30:
         Discount rate                                                6.9 %        7.4 %         8.0 %
         Health care cost trend rate                              6.0-5.5      6.0-5.5       6.5-5.5
      Net periodic postretirement benefit cost for the year:
           Discount rate                                              7.4          8.0           7.5
           Health care cost trend rate                            6.0-5.5      6.5-5.5       7.0-5.5
           Expected return on trust assets                            6.0          6.0             -

      ------------------------------------------------------------------------------------------------


      The ultimate health care cost trend rate of 5.5% in the table above is assumed for all years after 2007. Increasing the health care cost trend rate one percent increases the accumulated postretirement benefit obligations by $614 at September 30, 1998 and $1,534 at September 30, 1997, and increases the net periodic postretirement benefit costs by $42 in 1998, $115 in 1997, and $160 in 1996.

      We have established an Employee Benefit Trust (VEBA) to pay retiree health care and life insurance benefits and to fund the UGI Utilities' postretirement benefit liability. VEBA investments, comprising money market funds, totaled $4,906 at September 30, 1998 and $3,479 at September 30, 1997.

6.    INVENTORIES

      Inventories comprise the following at September 30:

      ----------------------------------------------------------------------
                                                         1998          1997
      ----------------------------------------------------------------------
      Utility fuel and gases                           $24,487       $25,963
      Appliances for sale                                1,191         1,877
      Materials, supplies and other                      2,782         2,805
      ----------------------------------------------------------------------
      Total inventories                                $28,460       $30,645
      ----------------------------------------------------------------------


7.    SERIES PREFERRED STOCK

      The Series Preferred Stock, including both series subject to and series not subject to mandatory redemption, has 2,000,000 shares authorized for issuance. The holders of shares of Series Preferred Stock have the right to elect a majority of the Board of Directors (without cumulative voting) if dividend payments on any series are in arrears in an amount equal to four quarterly dividends. This election right continues until the

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


      arrearage has been cured. We have paid cash dividends at the specified annual rates on all outstanding Series Preferred Stock.

      Series Preferred Stock subject to mandatory redemption comprises the following at September 30:

      -------------------------------------------------------------------------
                                                          1998          1997
      -------------------------------------------------------------------------
      $7.75 Series, stated at involuntary
           liquidation value of $100 per share,
           cumulative (200,000 shares outstanding)     $20,000       $20,000
      $1.80 Series, stated at involuntary
           liquidation value of $23.50 per share,
           cumulative (7,963 shares redeemed April
           1998)                                             -           187

      $8.00 Series, stated at involuntary
           liquidation value of $100 per share,
           cumulative (150,000 shares redeemed
           April 1998)                                       -        15,000
      -------------------------------------------------------------------------
      Total Series Preferred Stock subject to
           mandatory redemption                         20,000        35,187
      Less current portion                                   -        (3,000)
      -------------------------------------------------------------------------
      Total Series Preferred Stock due after
           one year                                    $20,000       $32,187
      -------------------------------------------------------------------------

      In April 1998, we (1) voluntarily redeemed 120,000 shares of our $8.00 Series Preferred Stock at a redemption price of $102.667 per share and (2) redeemed 30,000 shares of our $8.00 Series Preferred Stock through a mandatory sinking fund at a price of $100 per share. Also in April 1998, we voluntarily redeemed all 7,963 outstanding shares of our $1.80 Series Preferred Stock at a redemption price of $23.50 per share.

      We are required to establish a sinking fund to redeem on October 1 in each year, commencing October 1, 2004, 10,000 shares of our $7.75 Series Preferred Stock at a price of $100 per share. The $7.75 Series Preferred Stock is redeemable, in whole or in part, at our option on or after October 1, 2004, at a price of $100 per share. All outstanding shares of $7.75 Series Preferred Stock are subject to mandatory redemption on October 1, 2009, at a price of $100 per share.

8.    COMMITMENTS AND CONTINGENCIES

      We lease various buildings and transportation, data processing and office equipment under operating leases. Certain of our leases contain renewal and purchase options and also contain escalation clauses. Our aggregate rental expense for such leases was $5,278 in 1998, $5,083 in 1997, and $4,891 in 1996.

      Minimum future payments under operating leases that have initial or remaining noncancelable terms in excess of one year for the fiscal years ending September 30 are as follows: 1999 - $4,148; 2000 - $3,513; 2001 -
      $3,038; 2002 - $2,838; 2003 - $2,431; after 2003 - $3,016.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Gas Utility has gas supply agreements with producers and marketers that expire at various dates through 2000. Gas Utility also has agreements for firm pipeline transportation and storage capacity which Gas Utility may terminate at various dates through 2015. In addition, Gas Utility has short-term gas supply agreements which permit it to purchase certain of its gas supply needs on a firm or interruptible basis at spot market prices.

      Electric Utility has a power supply agreement with PP&L under which PP&L supplies all the electric power required by Electric Utility, above that provided from other sources. The cost of such electricity supplied by PP&L is based on PP&L's actual system costs. The percentage of Electric Utility's total electric system output supplied by PP&L was approximately 54% in 1998, 53% in 1997, and 52% in 1996. Electric Utility has provided notice to PP&L of its intention to terminate this agreement as of March 2001. Electric Utility also has short-term, fixed price power supply agreements to purchase all of the output of the 32 megawatt Montgomery County Resource Recovery Facility through December 31, 1999.

      Certain private parties have filed, or threatened to file, suit against UGI Utilities to recover costs of investigation or remediation of several manufactured gas plant (MGP) sites. In addition, we have identified environmental contamination at several of our properties and have voluntarily undertaken investigation and, as appropriate, remediation of these sites in cooperation with appropriate environmental agencies or private parties.

      The gas distribution business has been one of UGI Utilities' main businesses since it began in 1882. Prior to the construction of major natural gas pipelines in the 1950s, gas used for lighting and heating was produced at MGPs from processes involving coal, coke or oil. Some constituents of coal tars produced from this process are today considered hazardous substances under the Superfund Law and may be located at these sites. At sites where a former subsidiary of UGI Utilities operated a MGP, we believe that UGI Utilities should not have significant liability because UGI Utilities generally is not legally liable for the obligations of its subsidiaries. Under certain circumstances, however, a court could find a parent company liable for environmental damage at sites owned by a subsidiary company when the parent company either (1) itself operated the facility causing the environmental damage or (2) otherwise so controlled the subsidiary that the subsidiary's separate corporate form should be disregarded. There could be, therefore, significant future costs of an uncertain amount associated with environmental damage caused by MGPs that UGI Utilities owned or directly operated, or that were owned or operated by former subsidiaries of UGI Utilities, if a court were to conclude that the subsidiary's separate corporate form should be disregarded. In many circumstances where UGI Utilities may be liable, we may not be able to reasonably quantify expenditures because of a number of factors. These factors include the various costs associated with potential remedial alternatives, the unknown number of other potentially responsible parties involved and their ability to contribute to the costs of investigation and remediation, and changing environmental laws and regulations.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      In addition to these environmental matters, there are other pending claims and legal actions arising in the normal course of our businesses. We cannot predict with certainty the final results of environmental and other matters. However, it is reasonably possible that some of them could be resolved unfavorably to us. Management believes, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position but could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

9.    FINANCIAL INSTRUMENTS

      The carrying amounts of financial instruments included in current assets and current liabilities (excluding current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of our long-term debt is approximately $193,000 at September 30, 1998 and $173,000 at September 30, 1997. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt. The estimated fair value of our Series Preferred Stock is approximately $24,000 at September 30, 1998 and $36,000 at September 30, 1997. We
      estimated the fair value of our Series Preferred Stock based on the fair value of redeemable preferred stock with similar credit ratings and redemption features.

      We have financial instruments such as trade accounts receivable which could expose us to concentrations of credit risk. The credit risk from trade accounts receivable is limited because we have a large customer base which extends across many different markets. At September 30, 1998 and 1997, we had no significant concentrations of credit risk.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


10.   SEGMENT INFORMATION

      Information on revenues, operating income, identifiable assets, depreciation and amortization and capital expenditures by business segment for 1998, 1997, and 1996 follows:

      ----------------------------------------------------------------------
                                           1998           1997          1996
      ----------------------------------------------------------------------
      REVENUES
      Gas utility                      $350,154       $389,064      $390,994
      Electric utility                   72,129         72,144        69,502
      ----------------------------------------------------------------------

         Total                         $422,283       $461,208      $460,496
      ----------------------------------------------------------------------

      OPERATING INCOME (LOSS)
      Gas utility                       $68,852        $74,790       $72,937
      Electric utility                   10,439         10,689         8,622
      Other                                 136            223           102
      Corporate general                  (4,837)        (5,555)       (3,850)
      ----------------------------------------------------------------------

         Total                          $74,590        $80,147       $77,811
      ----------------------------------------------------------------------

      IDENTIFIABLE ASSETS
         (at period end)
      Gas utility                      $594,447       $594,331      $561,793
      Electric utility                   95,587         86,247        83,872
      Corporate general and other           283            800         4,234
      ----------------------------------------------------------------------

         Total                         $690,317       $681,378      $649,899
      ----------------------------------------------------------------------

      DEPRECIATION AND AMORTIZATION
      Gas utility                       $18,165        $17,194       $17,576
      Electric utility                    3,878          4,237         4,024
      Corporate general                       -              -             2
      ----------------------------------------------------------------------

         Total                          $22,043        $21,431       $21,602
      ----------------------------------------------------------------------

      CAPITAL EXPENDITURES
      Gas utility                       $32,033        $36,691       $34,624
      Electric utility                    5,186          4,993         5,035
      ----------------------------------------------------------------------

         Total                          $37,219        $41,684       $39,659
      ======================================================================

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.   QUARTERLY DATA (UNAUDITED)

      The following quarterly information includes all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of such information. Quarterly results fluctuate because of the seasonal nature of UGI Utilities' businesses.

  ---------------------------------------------------------------------------------------------------
                        December 31,            March 31,             June 30,         September 30,
                      1997       1996       1998         1997      1998      1997      1998      1997
  ---------------------------------------------------------------------------------------------------
  Revenues         $135,464   $134,154    $152,333    $173,304   $74,342   $88,208   $60,144   $65,542
  Operating
    income (loss)    30,329     30,343      36,150      41,022     7,818     8,977       293      (195)
  Net income
    (loss)           16,208     16,185      19,999      22,763     1,892     2,970    (2,548)   (3,207)
  ----------------------------------------------------------------------------------------------------

12.   RELATED PARTY TRANSACTIONS

      UGI bills UGI Utilities for an allocated share of its general corporate expenses. These billed expenses are classified as operating and administrative expenses - related parties in the Consolidated Statements of Income.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of dollars)

                                                   Balance at      Charged to                   Balance at
                                                   beginning       costs and                      end of
                                                    of year        expenses        Other          year
                                                    -------        --------        -----          ----
YEAR ENDED SEPTEMBER 30, 1998
Reserves deducted from assets in
   the consolidated balance sheet:

     Allowance for doubtful accounts                 $ 3,333        $ 4,099      $ (6,059)(1)    $ 1,373
                                                     =======        =======      ========        =======



Other reserves (3)                                   $ 5,945        $   159      $ (2,380)(2)    $ 3,724
                                                     =======        =======      ========        =======

YEAR ENDED SEPTEMBER 30, 1997
Reserves deducted from assets in
   the consolidated balance sheet:

     Allowance for doubtful accounts                 $ 3,976        $ 4,272      $ (4,915)(1)    $ 3,333
                                                     =======        =======      ========        =======


Other reserves (3)                                   $ 3,160        $ 3,021      $   (236)(2)    $ 5,945
                                                     =======        =======      ========        =======

YEAR ENDED SEPTEMBER 30, 1996
Reserves deducted from assets in
   the consolidated balance sheet:

     Allowance for doubtful accounts                 $ 2,660        $ 4,933      $ (3,617)(1)    $ 3,976
                                                     =======        =======      ========        =======

Other reserves (3)                                   $ 3,255        $   237      $   (332)(2)    $ 3,160
                                                     =======        =======      ========        =======

(1)  Uncollectible accounts written off, net of recoveries.

(2)  Payments

(3) Includes reserves for self-insured property and casualty liability, insured property and casualty liability, environmental, litigation and other.

                                  EXHIBIT INDEX


EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
12.1                                        Computation of Ratio of Earnings to Fixed Charges

12.2                                        Computation of Ratio of Earnings to Combined Fixed Charges and
                                            Preferred Stock Dividends

13                                          Amendment No. 1 on Form 8-K/A to Form 8-K dated July 11, 1997

23.1                                        Consent of Arthur Andersen LLP

23.2                                        Consent of PricewaterhouseCoopers LLP

27                                          Financial Data Schedule