Form 10-Q
period 1998-12-31
UGI UTILITIES INC
filed 1999-02-16
CIK 100548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         At January 31, 1999, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                               UGI UTILITIES, INC.

                                TABLE OF CONTENTS


                                                                           PAGES
                                                                           -----
PART I FINANCIAL INFORMATION

      Item 1. Financial Statements

              Condensed Consolidated Balance Sheets as of December 31,
                1998, September 30, 1998 and December 31, 1997                 1

              Condensed Consolidated Statements of Income for the three
                and twelve months ended December 31, 1998 and 1997             2

              Condensed Consolidated Statements of Cash Flows for the
                three and twelve months ended December 31, 1998 and 1997       3

              Notes to Condensed Consolidated Financial Statements           4-8

      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         9-14


      Item 3. Quantitative and Qualitative Disclosures About Market Risk      15


PART II OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                                15

      Signatures                                                              16

                          PART I FINANCIAL INFORMATION
                               UGI UTILITIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                                 December 31,   September 30,   December 31,
                                                                                     1998           1998           1997
                                                                                   --------       --------       --------
ASSETS
     Current assets:
          Cash and cash equivalents                                                $  3,567       $  4,720       $  2,862
          Accounts receivable (less allowances for doubtful accounts
               of $1,349, $1,373 and $3,084, respectively)                           33,926         20,258         49,691
          Accrued utility revenues                                                   21,687          6,745         23,052
          Inventories                                                                27,016         28,460         26,843
          Deferred income taxes                                                       4,119          4,070          7,887
          Prepaid expenses and other current assets                                   2,887          6,556          1,319
                                                                                   --------       --------       --------
               Total current assets                                                  93,202         70,809        111,654

     Property, plant and equipment, at cost (less accumulated depreciation
          and amortization of $257,963, $253,608 and $241,632, respectively)        547,127        543,913        531,385

     Regulatory assets                                                               59,314         59,318         49,035
     Other assets                                                                    17,079         16,277         16,142
                                                                                   --------       --------       --------
          Total assets                                                             $716,722       $690,317       $708,216
                                                                                   ========       ========       ========


LIABILITIES  AND  STOCKHOLDERS'  EQUITY
     Current liabilities:
          Current maturities of long-term debt                                     $  7,143       $  7,143       $ 17,143
          Current portion of redeemable preferred stock                                  --             --          3,000
          Bank loans                                                                 70,200         68,400         62,700
          Accounts payable                                                           43,802         38,847         40,614
          Other current liabilities                                                  35,861         29,720         55,255
                                                                                   --------       --------       --------
               Total current liabilities                                            157,006        144,110        178,712

     Long-term debt                                                                 180,032        180,027        172,156
     Deferred income taxes                                                          106,456        105,734        101,816
     Other noncurrent liabilities                                                    29,342         29,204         19,967

     Commitments and contingencies

     Redeemable preferred stock                                                      20,000         20,000         32,187

     Common stockholder's equity:
          Common Stock, $2.25 par value (authorized - 40,000,000 shares;
               issued and outstanding - 26,781,785 shares)                           60,259         60,259         60,259
          Additional paid-in capital                                                 68,559         68,559         68,249
          Retained earnings                                                          95,068         82,424         74,870
                                                                                   --------       --------       --------
               Total common stockholder's equity                                    223,886        211,242        203,378
                                                                                   --------       --------       --------
          Total liabilities and stockholders' equity                               $716,722       $690,317       $708,216
                                                                                   ========       ========       ========

The accompanying notes are an integral part of these financial statements.

                               UGI UTILITIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                             (Thousands of dollars)


                                                        Three Months Ended               Twelve Months Ended
                                                           December 31,                      December 31,
                                                    --------------------------        --------------------------
                                                      1998             1997             1998             1997
                                                    ---------        ---------        ---------        ---------
Revenues                                            $ 112,770        $ 135,464        $ 399,589        $ 462,518
                                                    ---------        ---------        ---------        ---------

Costs and expenses:
      Gas, fuel and purchased power                    55,336           72,497          197,470          242,180
      Operating and administrative expenses            26,454           27,075          110,554          116,613
      Operating and administrative expenses
           - related parties                            1,172            1,098            4,911            5,407
      Depreciation and amortization                     5,477            5,351           22,169           21,218
      Other income, net                                (1,121)            (886)          (5,228)          (3,033)
                                                    ---------        ---------        ---------        ---------
                                                       87,318          105,135          329,876          382,385
                                                    ---------        ---------        ---------        ---------

Operating income                                       25,452           30,329           69,713           80,133
Interest expense                                        4,438            4,321           17,700           16,951
                                                    ---------        ---------        ---------        ---------
Income before income taxes                             21,014           26,008           52,013           63,182
Income taxes                                            7,981            9,800           19,637           24,448
                                                    ---------        ---------        ---------        ---------
Net income                                             13,033           16,208           32,376           38,734
Dividends on preferred stock                              388              691            1,857            2,764
                                                    ---------        ---------        ---------        ---------
Net income after dividends on preferred stock       $  12,645        $  15,517        $  30,519        $  35,970
                                                    =========        =========        =========        =========

The accompanying notes are an integral part of these financial statements.

                               UGI UTILITIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)


                                                                             Three Months Ended             Twelve Months Ended
                                                                                December 31,                    December 31,
                                                                          ------------------------        ------------------------
                                                                            1998            1997            1998            1997
                                                                          --------        --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $ 13,033        $ 16,208        $ 32,376        $ 38,734
    Adjustments to reconcile net income to net cash provided
       (used) by operating activities:
          Depreciation and amortization                                      5,477           5,351          22,169          21,218
          Deferred income taxes, net                                           839             484           5,823              69
          Other, net                                                          (106)            878           5,002           5,039
                                                                          --------        --------        --------        --------
                                                                            19,243          22,921          65,370          65,060
          Net change in:
             Accounts receivable and accrued utility revenues              (29,430)        (40,745)         13,210          (4,975)
             Inventories                                                     1,444           3,802            (173)          1,583
             Deferred fuel costs                                               (64)          2,377          (8,182)          4,402
             Accounts payable                                                4,955          (4,753)          3,188            (645)
             Other current assets and liabilities                            9,874          12,523         (13,358)            307
                                                                          --------        --------        --------        --------
          Net cash provided (used) by operating activities                   6,022          (3,875)         60,055          65,732
                                                                          --------        --------        --------        --------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment                          (8,539)         (8,465)        (37,293)        (40,555)
    Net proceeds (costs) of property, plant and equipment disposals            (48)             13             250            (825)
                                                                          --------        --------        --------        --------
       Net cash used by investing activities                                (8,587)         (8,452)        (37,043)        (41,380)
                                                                          --------        --------        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of dividends                                                      (388)        (13,324)        (12,157)        (39,456)
    Issuance of long-term debt                                                  --          20,000          15,000          40,000
    Repayment of long-term debt                                                 --              --         (17,143)        (18,980)
    Bank loans increase (decrease)                                           1,800          (4,300)          7,500          (6,600)
    Redemption of Series Preferred Stock                                        --              --         (15,507)             --
                                                                          --------        --------        --------        --------
       Net cash provided (used) by financing activities                      1,412           2,376         (22,307)        (25,036)
                                                                          --------        --------        --------        --------

    Cash and cash equivalents increase (decrease)                         $ (1,153)       $ (9,951)       $    705        $   (684)
                                                                          ========        ========        ========        ========

CASH AND CASH EQUIVALENTS:
    End of period                                                         $  3,567        $  2,862        $  3,567        $  2,862
    Beginning of period                                                      4,720          12,813           2,862           3,546
                                                                          --------        --------        --------        --------
       Increase (decrease)                                                $ (1,153)       $ (9,951)       $    705        $   (684)
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

                               UGI UTILITIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                             (Thousands of dollars)


1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of UGI Utilities, Inc. (UGI Utilities) and its wholly owned subsidiary UGI Development Company (collectively, "the Company" or "we"). We eliminate all significant intercompany accounts and transactions when we consolidate. UGI Utilities is a wholly owned subsidiary of UGI Corporation (UGI) and operates a natural gas distribution utility (Gas Utility) in parts of eastern and southeastern Pennsylvania and an electric utility (Electric Utility) in northeastern Pennsylvania.

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the year ended September 30, 1998. Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

         Management makes estimates and assumptions when preparing financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

         During the quarter ended December 31, 1998, we adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes net income and all other nonowner changes in equity. UGI Utilities' comprehensive income was the same as its net income for all periods presented.

2.       SEGMENT INFORMATION

         During the quarter ended December 31, 1998, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments as well as related

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)


         disclosures about products and services, geographic areas, and major customers. In determining our reportable segments under the provisions of SFAS 131, we examined the way we organize our businesses internally for making operating decisions and assessing business performance. Because our gas utility and electric utility operations are organized and managed as strategic business units offering different products and services, we have determined that UGI Utilities has two reportable segments comprising Gas Utility and Electric Utility.

         Although Electric Utility's June 1998 Restructuring Order provides for the unbundling of prices for electric generation, transmission and distribution services, we currently manage and evaluate our electric generation, transmission and distribution operations together. Accordingly, these operations are combined for segment reporting purposes.

         The accounting policies of the two segments are the same as those described in the Significant Accounting Policies note contained in our Annual Report on Form 10-K for the year ended September 30, 1998. We evaluate each segment's performance principally based upon its earnings before interest expense, income taxes, depreciation and amortization (EBITDA). Although EBITDA is used internally to evaluate segment performance, it should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under generally accepted accounting principles.

         No single customer represents more than 5% of the total revenues of either Gas Utility or Electric Utility. Financial information by business segment follows:

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)


2.       SEGMENT INFORMATION (continued)

THREE MONTHS ENDED DECEMBER 31, 1998:

                                                                                Reportable Segments
                                                                             --------------------------
                                                              Inter-
                                                             segment            Gas            Electric           All
                                             Total        Eliminations        utility          utility           other
                                           -----------------------------------------------------------------------------
Segment revenues                           $ 112,770        $      --        $  94,578        $  18,192        $      --

Segment profit (loss):
   EBITDA                                  $  30,929        $      --        $  26,245        $   4,693        $      (9)
   Depreciation and amortization              (5,477)              --           (4,667)            (810)              --
                                           -----------------------------------------------------------------------------
   Operating income (loss)                    25,452               --           21,578            3,883               (9)
   Interest expense                           (4,438)              --           (3,845)            (593)              --
                                           -----------------------------------------------------------------------------
   Income (loss) before income taxes       $  21,014        $      --        $  17,733        $   3,290        $      (9)
                                           =============================================================================

Segment assets  (at period end)            $ 716,722        $    (101)       $ 619,861        $  96,768        $     194
                                           =============================================================================


THREE MONTHS ENDED DECEMBER 31, 1997:

                                                                                Reportable Segments
                                                                             --------------------------
                                                              Inter-
                                                             segment            Gas            Electric           All
                                             Total         Eliminations       utility          utility           other
                                           -----------------------------------------------------------------------------
Segment revenues                           $ 135,464        $      --        $ 116,831        $  18,633        $      --

Segment profit (loss):
   EBITDA                                  $  35,680        $      --        $  31,841        $   3,851        $     (12)
   Depreciation and amortization              (5,351)              --           (4,475)            (876)              --
                                           -----------------------------------------------------------------------------
   Operating income (loss)                    30,329               --           27,366            2,975              (12)
   Interest expense                           (4,321)              --           (3,771)            (550)              --
                                           -----------------------------------------------------------------------------
   Income (loss) before income taxes       $  26,008        $      --        $  23,595        $   2,425        $     (12)
                                           =============================================================================

Segment assets  (at period end)            $ 708,216        $     324        $ 620,933        $  86,604        $     355
                                           =============================================================================

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)

2.       SEGMENT INFORMATION (continued)

TWELVE MONTHS ENDED DECEMBER 31, 1998:

                                                                                Reportable Segments
                                                                             --------------------------
                                                              Inter-
                                                             segment            Gas           Electric            All
                                             Total         Eliminations       utility          utility           other
                                           -----------------------------------------------------------------------------
Segment revenues                           $ 399,589        $      --        $ 327,901        $  71,688        $      --

Segment profit:
   EBITDA                                  $  91,882        $      --        $  77,341        $  14,402        $     139
   Depreciation and amortization             (22,169)              --          (18,357)          (3,812)              --
                                           -----------------------------------------------------------------------------
   Operating income                           69,713               --           58,984           10,590              139
   Interest expense                          (17,700)              --          (15,343)          (2,357)              --
                                           -----------------------------------------------------------------------------
   Income before income taxes              $  52,013        $      --        $  43,641        $   8,233        $     139
                                           =============================================================================

Segment assets  (at period end)            $ 716,722        $    (101)       $ 619,861        $  96,768        $     194
                                           =============================================================================


TWELVE MONTHS ENDED DECEMBER 31, 1997:

                                                                                Reportable Segments
                                                                             --------------------------
                                                              Inter-
                                                             segment            Gas           Electric            All
                                             Total         Eliminations       utility          utility           other
                                           -----------------------------------------------------------------------------
Segment revenues                           $ 462,518        $      --        $ 390,123        $  72,395        $      --

Segment profit:
   EBITDA                                  $ 101,351        $      --        $  87,066        $  14,101        $     184
   Depreciation and amortization             (21,218)              --          (17,122)          (4,096)              --
                                           -----------------------------------------------------------------------------
   Operating income                           80,133               --           69,944           10,005              184
   Interest expense                          (16,951)              --          (14,408)          (2,543)              --
                                           -----------------------------------------------------------------------------
   Income before income taxes              $  63,182        $      --        $  55,536        $   7,462        $     184
                                           =============================================================================

Segment assets  (at period end)            $ 708,216        $     324        $ 620,933        $  86,604        $     355
                                           =============================================================================

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)


3.       COMMITMENTS AND CONTINGENCIES

         The gas distribution business has been one of UGI Utilities' main businesses since it began in 1882. Prior to the construction of major natural gas pipelines in the 1950s, gas used for lighting and heating was produced at manufactured gas plants (MGPs) from processes involving coal, coke or oil. Some constituents of coal tars produced from this process are today considered hazardous substances under the Superfund Law and may be located at these sites.

         Several private parties have made claims against UGI Utilities to recover costs of investigation or remediation of several MGP sites. In addition, we have identified environmental contamination at several of our properties and have undertaken investigation and, as appropriate, remediation of these sites in cooperation with appropriate environmental agencies or private parties. At sites where a former subsidiary of UGI Utilities operated a MGP, we believe that UGI Utilities should not have significant liability because UGI Utilities generally is not legally liable for the obligations of its subsidiaries. Under certain circumstances, however, a court could find a parent company liable for environmental damage at sites owned by a subsidiary company when the parent company either (1) itself operated the facility causing the environmental damage or (2) otherwise so controlled the subsidiary that the subsidiary's separate corporate form should be disregarded. There could be, therefore, significant future costs of an uncertain amount associated with environmental damage caused by MGPs that UGI Utilities owned or directly operated, or that were owned or operated by former subsidiaries of UGI Utilities, if a court were to conclude that the subsidiary's separate corporate form should be disregarded. In many circumstances where UGI Utilities may be liable, we may not be able to reasonably quantify expenditures because of a number of factors. These factors include the various costs associated with potential remedial alternatives, the unknown number of other potentially responsible parties involved and their ability to contribute to the costs of investigation and remediation, and changing environmental laws and regulations.

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

                               UGI UTILITIES, INC.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended December 31, 1998 (1998 three-month period) with the three months ended December 31, 1997 (1997 three-month period) and (2) the twelve months ended December 31, 1998 (1998 twelve-month period) with the twelve months ended December 31, 1997 (1997 twelve-month period). Our results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements. Although the adoption of SFAS 131 did not change the operating segments we disclose, Gas Utility and Electric Utility results now include billed UGI corporate overhead costs.

1998 THREE-MONTH PERIOD COMPARED WITH 1997 THREE-MONTH PERIOD

--------------------------------------------------------------------------------------
                                                                        Increase
Three Months Ended December 31,                1998       1997         (Decrease)
--------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
     Natural gas system throughput - bcf        20.3       22.7       (2.4)    (10.6)%
     Degree days - % warmer than normal        (17.1)      (1.6)        --        --
     Revenues                                 $ 94.6     $116.8     $(22.2)    (19.0)%
     Total margin (a)                         $ 43.2     $ 48.6     $ (5.4)    (11.1)%
     Operating income                         $ 21.6     $ 27.4     $ (5.8)    (21.2)%
     EBITDA                                   $ 26.2     $ 31.8     $ (5.6)    (17.6)%

ELECTRIC UTILITY:
     Electric sales - gwh                      223.2      227.8       (4.6)     (2.0)%
     Revenues                                 $ 18.2     $ 18.6     $  (.4)     (2.2)%
     Total margin (a)                         $  9.7     $  8.9     $   .8       9.0%
     Operating income                         $  3.9     $  3.0     $   .9      30.0%
     EBITDA                                   $  4.7     $  3.9     $   .8      20.5%
--------------------------------------------------------------------------------------

         bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in Gas Utility's service territory was 17.1% warmer than normal and 15.8% warmer than in the prior-year period. As a result of the warmer temperatures, volumes we

                               UGI UTILITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


sold to our firm- residential, commercial and small industrial customers (we refer to these customers as our "core market") declined 20% (2.1 bcf). The warmer weather also impacted, to a much lesser extent, volumes we sold or transported to our large industrial and commercial customers.

The decrease in Gas Utility's revenues in the 1998 three-month period is due to
(1) the decline in core market volumes and (2) lower off-system sales. Gas Utility's cost of gas decreased $15.9 million reflecting (1) the previously mentioned decrease in volumes sold to our core market customers and (2) the lower off-system sales.

The decrease in Gas Utility's total margin principally resulted from (1) a $5.0 million decline in margin from core market customers and (2) a $.5 million decline in margin from interruptible customers. The decline in core market margin reflects the lower volumes sold while the decline in interruptible margin was the result of a less favorable difference between natural gas prices and oil prices.

Gas Utility operating income and EBITDA decreased in the 1998 three-month period reflecting the lower total margin and slightly higher operating expenses. Total operating expenses, excluding revenue-related taxes, were slightly higher in the 1998 three-month period because the 1997 three-month period expenses are net of $1.6 million of income from an insurance recovery.

ELECTRIC UTILITY. Total electric sales were 2.0% lower in the 1998 three-month period reflecting the impact of warmer weather. Temperatures were 9.1% warmer than normal in 1998 compared to temperatures that were 7.3% colder than normal in 1997. Electric Utility revenues decreased $.4 million in the 1998 three-month period primarily due to the lower sales.

Electric Utility cost of sales decreased $1.3 million in the 1998 three-month period reflecting (1) lower power costs and (2) the lower sales. In accordance with the June 1998 Restructuring Order issued by the Pennsylvania Public Utility Commission (PUC), our base rates reflect a fixed amount for electric generation costs and we no longer recover a separate Energy Cost Rate (ECR). As a result, we no longer defer the difference between our actual costs of electricity and the amount of such costs included in our rates.

Electric Utility's total margin increased $.8 million in the 1998 three-month period, notwithstanding the lower sales, reflecting lower power costs. The lower power costs resulted in large part from lower cost power supply agreements. Operating income and EBITDA increased principally as a result of the higher total margin.

                               UGI UTILITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


1998 TWELVE-MONTH PERIOD COMPARED WITH 1997 TWELVE-MONTH PERIOD

------------------------------------------------------------------------------------
                                                                       Increase
Twelve Months Ended December 31,             1998       1997          (Decrease)
------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
     Natural gas system throughput - bcf      72.6       78.3       (5.7)     (7.3)%
     Degree days - % warmer than normal      (21.8)      (4.2)        --        --
     Revenues                               $327.9     $390.1     $(62.2)    (15.9)%
     Total margin (a)                       $151.8     $166.7     $(14.9)     (8.9)%
     Operating income                       $ 59.0     $ 69.9     $(10.9)    (15.6)%
     EBITDA                                 $ 77.3     $ 87.1     $ (9.8)    (11.3)%

ELECTRIC UTILITY:
     Electric sales - gwh                    871.8      872.5        (.7)      (.1)%
     Revenues                               $ 71.7     $ 72.4     $  (.7)     (1.0)%
     Total margin (a)                       $ 34.8     $ 35.3     $  (.5)     (1.4)%
     Operating income                       $ 10.6     $ 10.0     $   .6       6.0%
     EBITDA                                 $ 14.4     $ 14.1     $   .3       2.1%
------------------------------------------------------------------------------------

         bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in Gas Utility's service territory was 21.8% warmer than normal during the 1998 twelve-month period compared to weather that was 4.2% warmer than normal in the prior-year period. The decrease in total system throughput primarily reflects a 20% (6.8 bcf) decline in core market volumes partially offset by higher interruptible delivery service volumes.

The decrease in Gas Utility's revenues reflects the decline in core market volumes resulting from the warmer weather as well as a reduction in revenues from off-system sales. Cost of gas sold declined $44.5 million due to lower core market and off-system sales.

The decrease in Gas Utility's total margin principally reflects a $15.1 million decline in margin from our core market customers. Operating income and EBITDA in the 1998 twelve-month period declined reflecting the $14.9 million decrease in total margin partially offset by (1) lower operating expenses and (2) a $1.1 million increase in other income. Gas Utility's operating expenses, excluding revenue-related taxes, were $2.9 million lower in the 1998 twelve-month

                               UGI UTILITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


period reflecting (1) the absence of charges for environmental matters and (2) lower distribution system maintenance expenditures due in part to the mild heating-season weather.

ELECTRIC UTILITY. Total electric sales during the 1998 twelve-month period were comparable with the prior year as the effects of warmer heating-season weather were mitigated by the warmer summer's effect on electricity used for air conditioning and an increase in number of customers. Electric Utility revenues declined $.7 million during the 1998 twelve-month period primarily due to the impact of Electric Utility's Customer Choice Act Pilot Program which began November 1, 1997. Because pilot program participants buy their electricity from other suppliers, we record the revenues for distributing the electricity but we do not record revenues (or costs) related to the electricity itself.

Electric Utility cost of sales decreased $.2 million principally reflecting the impact of the pilot program. Electric Utility's total margin decreased $.5 million in the 1998 twelve-month period reflecting the lower sales and slightly higher average power costs. The increase in operating income and EBITDA, notwithstanding the lower total margin, reflects higher other income.


                        FINANCIAL CONDITION AND LIQUIDITY

CAPITAL STRUCTURE

The Company's debt outstanding at December 31, 1998 totaled $257.4 million compared with $255.6 million at September 30, 1998. Included in these amounts are bank loans outstanding totaling $70.2 million and $68.4 million, respectively. We may borrow up to $97 million under our revolving credit agreements.

CASH FLOWS

The Company's cash flows from operating activities are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are generally lowest during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the three months ended December 31, 1998 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities was $6.0 million during the three months ended December 31, 1998. In the prior-year period, operating activities used $3.9 million of cash. The improvement in operating cash flow in the 1998 three-month period was principally the result of the warmer weather's impact on cash needed to fund working capital. Changes in operating working capital during the three months ended December 31, 1998 required $13.2 million of operating cash flow while changes in operating working capital during the three months ended December 31, 1997 required $26.8 million of operating cash flow. Cash generated by operating activities before changes in

                               UGI UTILITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


operating working capital totaled $19.2 million during the three months ended December 31, 1998 compared to $22.9 million in the prior-year period.

INVESTING ACTIVITIES. We spent $8.5 million for property, plant and equipment in each of the three month periods ended December 31, 1998 and 1997.

FINANCING ACTIVITIES. Cash flows from financing activities for the 1998 three-month period include dividends on preferred stock of $.4 million compared with $.7 million of such dividends in the 1997 three-month period. The lower preferred stock dividends resulted from the redemption of $15 million face value of Series Preferred Stock in April 1998. In the prior-year three-month period, we paid $12.6 million of dividends to our parent company, UGI Corporation.

UGI Utilities' borrowed a net $1.8 million under its revolving credit agreements in the 1998 three-month period compared with net repayments of $4.3 million in the prior-year period. During the three months ended December 31, 1997, UGI Utilities issued $20 million of notes under its Series B Medium-Term Note program.

YEAR 2000 MATTERS

The Year 2000 ("Y2K") issue is a result of computer programs being written using two digits (rather than four) to identify and process a year in a date field. Computer programs, computer-controlled systems and equipment with embedded software may recognize date fields using "00" as the year 1900 rather than the year 2000. If uncorrected, miscalculations and possible computer-based system failures could result which might disrupt business operations. We are designating the following information as our "Year 2000 Readiness Disclosure."

Recognizing the potential business consequences of the Y2K issue, we are using internal and external resources to conduct a detailed assessment of critical, date sensitive computer-based systems and to identify and modify systems which are not Y2K compliant. The scope of such efforts includes (1) our information technology ("IT") systems such as computer hardware and software we use in the operation of our business; (2) non-IT systems that contain embedded computer technology such as micro-controllers contained in various equipment and facilities; and (3) the readiness of third parties, including our suppliers and key vendors, and certain of our customers. We have directed our Y2K compliance efforts toward ensuring that we will be able to continue to perform three critical operating functions: (1) obtain products to sell; (2) provide service to our customers; and (3) bill customers and pay our vendors and employees. In addition, the PUC has ordered that all Pennsylvania utilities' mission critical systems must be Y2K compliant by March 31, 1999 or, alternatively, the utility must file contingency plans with the PUC by that date. We have completed the assessment phase of our IT and non-IT systems.

We have successfully modified and unit tested all of our critical IT and non-IT systems including our customer information systems, financial systems and distribution control systems, except for

                               UGI UTILITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Electric Utility's System Control and Data Acquisition (SCADA) system which is scheduled for replacement with a Y2K compliant system in April 1999. We began integrated testing of the remediated systems in February 1999. We currently anticipate that all IT and non-IT systems critical to the operations of our business will be Y2K compliant and tested by March 31, 1999 except for the SCADA system which will be Y2K compliant upon its replacement and testing in April 1999.

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

While we have directed our focus on resolving our Y2K issues and expect our critical IT and non-IT systems to be Y2K compliant by March 31, 1999, we are in the process of developing contingency plans. We anticipate the major elements of these contingency plans will be based upon the use of manual back-up systems, additional staffing, and alternative supply sources. These contingency plans attempt to mitigate the impact of third-party Y2K noncompliance. However, they cannot assure that business disruptions caused by key suppliers or third party providers will not have a material adverse impact on our operations. We expect the business contingency plans to be completed by March 31, 1999. In addition to the business risks noted above, there are other Y2K risks which are beyond our control, any of which could have a material adverse impact on our operations. Such risks include the failure of utility and telecommunication companies to provide service and the failure of financial institutions to process transactions.

Incremental costs associated with our Y2K efforts have not had a material effect on our results of operations. Estimated future costs to modify IT and non-IT systems are expected to be less than $.5 million and will be financed through internally generated funds. We expense Y2K costs as incurred.

                               UGI UTILITIES, INC.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures are market prices for natural gas and electric power and changes in long-term interest rates.

Although Gas Utility is subject to changes in the price of natural gas, the current regulatory framework allows Gas Utility to recover prudently incurred gas costs from its customers. Consequently, there currently is limited commodity price risk associated with Gas Utility due to the current rate-making structure.

Because the sources and costs of our electric power vary from period to period and because we no longer defer the difference between actual power costs and amounts included in our rates, Electric Utility's quarterly results may be more volatile in the future. In addition, future financial results will likely depend upon a number of factors including the number of our customers who choose alternative electricity suppliers and our success in producing or purchasing electricity at competitive market prices. If our costs to produce or purchase power exceed the amounts we are able to charge our customers, Electric Utility's results would be adversely affected.


                            PART II OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) List of Exhibits:


                  12.1     Computation of ratio of earnings to fixed charges

                  12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends

                  27       Financial Data Schedule

         (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        UGI Utilities, Inc.
                                      -----------------------
                                           (Registrant)






Date: February 11, 1999                 By: J. C. Barney
------------------------                ----------------------------------------
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