Form 10-Q
period 1999-03-31
UGI UTILITIES INC
filed 1999-05-14
CIK 100548

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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

         At April 30, 1999, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                               UGI UTILITIES, INC.

                                TABLE OF CONTENTS

                                                                                                  PAGES
                                                                                                  -----
PART I FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Condensed Consolidated Balance Sheets as of March 31, 1999,
                     September 30, 1998 and March 31, 1998                                             1

                 Condensed Consolidated Statements of Income for the three, six
                     and twelve months ended March 31, 1999 and 1998                                   2

                 Condensed Consolidated Statements of Cash Flows for the
                     six and twelve months ended March 31, 1999 and 1998                               3

                 Notes to Condensed Consolidated Financial Statements                                4 - 10

      Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                            11 - 19


      Item 3.  Quantitative and Qualitative Disclosures About Market Risk                           19 - 20


PART II OTHER INFORMATION

      Item 1.    Legal Proceedings                                                                    20

      Item 5.    Other Information                                                                  20 - 21

      Item 6.    Exhibits and Reports on Form 8-K                                                     21

      Signatures                                                                                      22

                          PART I FINANCIAL INFORMATION
                               UGI UTILITIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                                  March 31,   September 30,   March 31,
                                                                                    1999         1998           1998
                                                                                  --------      --------      --------
ASSETS
     Current assets:
          Cash and cash equivalents                                               $  4,221      $  4,720      $  4,095
          Accounts receivable (less allowances for doubtful accounts
               of $2,034, $1,373 and $3,457, respectively)                          59,660        20,258        59,178
          Accrued utility revenues                                                  14,386         6,745        13,838
          Inventories                                                               10,554        28,460         9,213
          Deferred income taxes                                                      9,281         4,070        12,022
          Prepaid expenses and other current assets                                 10,642         6,556         9,685
                                                                                  --------      --------      --------
               Total current assets                                                108,744        70,809       108,031

     Property, plant and equipment, at cost (less accumulated depreciation
          and amortization of $263,041, $253,608 and $246,470, respectively)       548,770       543,913       533,200

     Regulatory assets                                                              59,906        59,318        48,676
     Other assets                                                                   16,958        16,277        17,125
                                                                                  --------      --------      --------
          Total assets                                                            $734,378      $690,317      $707,032
                                                                                  ========      ========      ========
LIABILITIES  AND  STOCKHOLDERS'  EQUITY
     Current liabilities:
          Current maturities of long-term debt                                    $  7,143      $  7,143      $  7,143
          Current portion of redeemable preferred stock                               --            --          15,187
          Bank loans                                                                72,800        68,400        42,900
          Accounts payable                                                          32,004        38,847        25,491
          Other current liabilities                                                 61,872        29,720        63,346
                                                                                  --------      --------      --------
               Total current liabilities                                           173,819       144,110       154,067

     Long-term debt                                                                180,037       180,027       187,161
     Deferred income taxes                                                         109,211       105,734       103,440
     Other noncurrent liabilities                                                   27,645        29,204        19,680

     Commitments and contingencies

     Redeemable preferred stock                                                     20,000        20,000        20,000

     Common stockholder's equity:
          Common Stock, $2.25 par value (authorized - 40,000,000 shares;
               issued and outstanding - 26,781,785 shares)                          60,259        60,259        60,259
          Additional paid-in capital                                                68,559        68,559        68,249
          Retained earnings                                                         94,848        82,424        94,176
                                                                                  --------      --------      --------
               Total common stockholder's equity                                   223,666       211,242       222,684
                                                                                  --------      --------      --------
          Total liabilities and stockholders' equity                              $734,378      $690,317      $707,032
                                                                                  ========      ========      ========


The accompanying notes are an integral part of these financial statements.

                               UGI UTILITIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                             (Thousands of dollars)



                                                   Three Months Ended           Six Months Ended            Twelve Months Ended
                                                        March 31,                  March 31,                     March 31,
                                                 ----------------------      -----------------------     ----------------------
                                                    1999          1998         1999           1998           1999           1998
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Revenues                                         $ 167,692     $ 152,333     $ 280,462     $ 287,797     $ 414,948     $ 441,547
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Costs and expenses:
     Gas, fuel and purchased power                  87,449        80,661       142,785       153,158       204,258       228,513
     Operating and administrative expenses          30,937        29,841        57,391        56,916       111,650       114,825
     Operating and administrative expenses
          - related parties                          1,297         1,291         2,469         2,389         4,917         5,298
     Depreciation and amortization                   5,912         5,510        11,389        10,861        22,571        21,020
     Other income, net                              (1,077)       (1,120)       (2,198)       (2,006)       (5,185)       (3,370)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
                                                   124,518       116,183       211,836       221,318       338,211       366,286
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Operating income                                    43,174        36,150        68,626        66,479        76,737        75,261
Interest expense                                     4,324         4,385         8,762         8,706        17,639        17,022
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Income before income taxes                          38,850        31,765        59,864        57,773        59,098        58,239
Income taxes                                        14,683        11,766        22,664        21,566        22,554        22,269
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Net income                                          24,167        19,999        37,200        36,207        36,544        35,970
Dividends on preferred stock                           387           691           775         1,382         1,553         2,764
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Net income after dividends on preferred stock    $  23,780     $  19,308     $  36,425     $  34,825     $  34,991     $  33,206
                                                 =========     =========     =========     =========     =========     =========

The accompanying notes are an integral part of these financial statements.

                               UGI UTILITIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)

                                                                          Six Months Ended        Twelve Months Ended
                                                                               March 31,               March 31,
                                                                       ---------------------     --------------------
                                                                          1999         1998        1999          1998
                                                                       --------     --------     --------     --------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net income                                                         $ 37,200     $ 36,207     $ 36,544     $ 35,970
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                                  11,389       10,861       22,571       21,020
          Deferred income taxes, net                                     (3,677)      (2,782)       4,573        2,022
          Other, net                                                      1,061        2,377        4,357        5,152
                                                                       --------     --------     --------     --------
                                                                         45,973       46,663       68,045       64,164
          Net change in:
             Accounts receivable and accrued utility revenues           (49,012)     (42,889)      (4,172)       5,466
             Inventories                                                 17,906       21,432       (1,341)        (335)
             Deferred fuel costs                                         12,250       11,727       (4,643)       2,456
             Accounts payable                                            (6,843)     (19,876)       6,457       (1,678)
             Other current assets and liabilities                        15,815        3,122        1,722         (589)
                                                                       --------     --------     --------     --------
          Net cash provided by operating activities                      36,089       20,179       66,068       69,484
                                                                       --------     --------     --------     --------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Expenditures for property, plant and equipment                      (16,042)     (15,615)     (37,646)     (38,676)
    Net proceeds (costs) of property, plant and equipment disposals        (171)        (165)         305         (849)
                                                                       --------     --------     --------     --------
       Net cash used by investing activities                            (16,213)     (15,780)     (37,341)     (39,525)
                                                                       --------     --------     --------     --------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Payment of dividends                                                (24,775)     (14,017)     (35,851)     (15,398)
    Issuance of long-term debt                                             --         35,000         --         55,000
    Repayment of long-term debt                                            --        (10,000)      (7,143)     (18,980)
    Bank loans increase (decrease)                                        4,400      (24,100)      29,900      (52,100)
    Redemption of Series Preferred Stock                                   --           --        (15,507)        --
                                                                       --------     --------     --------     --------
       Net cash used by financing activities                            (20,375)     (13,117)     (28,601)     (31,478)
                                                                       --------     --------     --------     --------
    Cash and cash equivalents increase (decrease)                      $   (499)    $ (8,718)    $    126     $ (1,519)
                                                                       ========     ========     ========     ========

CASH  AND  CASH  EQUIVALENTS:
    End of period                                                      $  4,221     $  4,095     $  4,221     $  4,095
    Beginning of period                                                   4,720       12,813        4,095        5,614
                                                                       --------     --------     --------     --------
       Increase (decrease)                                             $   (499)    $ (8,718)    $    126     $ (1,519)
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

         On October 1, 1998, we adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes net income and all other nonowner changes in equity. SFAS 130 also requires reclassification of financial statements of earlier periods provided for comparative purposes. UGI Utilities' comprehensive income was the same as its net income for all periods presented.

2.       SEGMENT INFORMATION

         On October 1, 1998, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for

                              UGI UTILITIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(continued)
                                   (unaudited)
                             (Thousands of dollars)


         reporting information about operating segments as well as related disclosures about products and services, geographic areas, and major customers. In determining our reportable segments under the provisions of SFAS 131, we examined the way we organize our businesses internally for making operating decisions and assessing business performance. Because our gas utility and electric utility operations are organized and managed as strategic business units offering different products and services, we have determined that UGI Utilities has two reportable segments comprising Gas Utility and Electric Utility.

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

         No single customer represents more than 5% of the total revenues of either Gas Utility or Electric Utility. Financial information by business segment follows:

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)

2.  SEGMENT INFORMATION (continued)

    THREE MONTHS ENDED MARCH 31, 1999:

                                                                              Reportable Segments
                                                              Inter-       ------------------------
                                                             segment         Gas         Electric       All
                                                 Total     Eliminations     utility      utility        other
                                              ----------------------------------------------------------------
Segment revenues                              $ 167,692     $    --       $ 147,623     $  20,069     $    --
Segment profit (loss):
         EBITDA                               $  49,086     $    --       $  44,045     $   5,049     $    (8)
         Depreciation and amortization           (5,912)         --          (4,777)       (1,135)         --
                                              ----------------------------------------------------------------
         Operating income (loss)                 43,174          --          39,268         3,914          (8)
         Interest expense                        (4,324)         --          (3,730)         (594)         --
                                              ----------------------------------------------------------------
         Income (loss) before income taxes    $  38,850     $    --       $  35,538     $   3,320     $    (8)
                                              ================================================================
Segment assets  (at period end)               $ 734,378     $    (101)    $ 636,335     $  97,881     $   263
                                              ================================================================

THREE MONTHS ENDED MARCH 31, 1998:

                                                                        Reportable Segments
                                                         Inter-      -------------------------
                                                         segment        Gas        Electric         All
                                            Total      Eliminations    utility     utility         other
                                          ----------------------------------------------------------------
Segment revenues                          $ 152,333     $    --      $ 133,226     $  19,107     $    --
Segment profit:
         EBITDA                           $  41,660     $    --      $ 37,166      $   4,265     $     229
         Depreciation and amortization       (5,510)         --         (4,516)         (994)         --
                                          ----------------------------------------------------------------
         Operating income                    36,150          --         32,650         3,271           229
         Interest expense                    (4,385)         --         (3,794)         (591)         --
                                          ----------------------------------------------------------------
         Income before income taxes       $  31,765     $    --      $  28,856     $   2,680     $     229
                                          ================================================================
Segment assets  (at period end)           $ 707,032     $   192      $ 618,113     $  87,811     $     916
                                          ================================================================

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)

2.     SEGMENT INFORMATION (continued)

       SIX MONTHS ENDED MARCH 31, 1999:

                                                                             Reportable Segments
                                                            Inter-        --------------------------
                                                             segment        Gas          Electric        All
                                                Total      Eliminations    utility       utility        other
                                              -----------------------------------------------------------------
Segment revenues                              $ 280,462     $    --       $ 242,201     $  38,261     $    --

Segment profit (loss):
         EBITDA                               $  80,015     $    --       $  70,290     $   9,742     $     (17)
         Depreciation and amortization          (11,389)         --          (9,444)       (1,945)         --
                                              -----------------------------------------------------------------
         Operating income (loss)                 68,626          --          60,846         7,797           (17)
         Interest expense                        (8,762)         --          (7,574)       (1,188)         --
                                              -----------------------------------------------------------------
         Income (loss) before income taxes    $  59,864     $    --       $  53,272     $   6,609     $     (17)
                                              =================================================================
Segment assets  (at period end)               $ 734,378     $    (101)    $ 636,335     $  97,881     $     263
                                              =================================================================

       SIX MONTHS ENDED MARCH 31, 1998:

                                                                             Reportable Segments
                                                            Inter-        -------------------------
                                                             segment        Gas          Electric        All
                                                Total      Eliminations    utility       utility        other
                                              ----------------------------------------------------------------
Segment revenues                              $ 287,797     $    --      $ 250,057     $  37,740     $    --

Segment profit:
         EBITDA                               $  77,340     $    --      $  69,007     $   8,116     $     217
         Depreciation and amortization          (10,861)         --         (8,991)       (1,870)         --
                                              ----------------------------------------------------------------
         Operating income                        66,479          --         60,016         6,246           217
         Interest expense                        (8,706)         --         (7,565)       (1,141)         --
                                              ----------------------------------------------------------------
         Income before income taxes           $  57,773     $    --      $  52,451     $   5,105     $     217
                                              ================================================================
Segment assets  (at period end)               $ 707,032     $     192    $ 618,113     $  87,811     $     916
                                              ================================================================

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)

2.     SEGMENT INFORMATION  (continued)

       TWELVE MONTHS ENDED MARCH 31, 1999:

                                                                             Reportable Segments
                                                             Inter-       --------------------------
                                                             segment         Gas       Electric        All
                                                Total      Eliminations    utility      utility        other
                                              -----------------------------------------------------------------
Segment revenues                              $ 414,948     $    --       $ 342,298     $  72,650     $    --
Segment profit (loss):
         EBITDA                               $  99,308     $    --       $  84,220     $  15,186     $   (98)
         Depreciation and amortization          (22,571)         --         (18,618)       (3,953)         --
                                              -----------------------------------------------------------------
         Operating income (loss)                 76,737          --          65,602        11,233         (98)
         Interest expense                       (17,639)         --         (15,279)       (2,360)         --
                                              -----------------------------------------------------------------
         Income (loss) before income taxes    $  59,098     $    --       $  50,323     $   8,873     $   (98)
                                              =================================================================
Segment assets  (at period end)               $ 734,378     $   (101)     $ 636,335     $  97,881     $   263
                                              =================================================================


       TWELVE MONTHS ENDED MARCH 31, 1998:

                                                                             Reportable Segments
                                                             Inter-       -------------------------
                                                             segment         Gas       Electric        All
                                                Total      Eliminations    utility      utility        other
                                              ----------------------------------------------------------------
Segment revenues                              $ 441,547     $    --      $ 370,026     $  71,521     $    --

Segment profit:
         EBITDA                               $  96,281     $    --      $  81,813     $  14,199     $     269
         Depreciation and amortization          (21,020)         --        (16,955)       (4,065)         --
                                              ----------------------------------------------------------------
         Operating income                        75,261          --         64,858        10,134           269
         Interest expense                       (17,022)         --        (14,552)       (2,435)          (35)
                                              ----------------------------------------------------------------
         Income before income taxes           $  58,239     $    --      $  50,306     $   7,699     $     234
                                              ================================================================
Segment assets  (at period end)               $ 707,032     $   192      $ 618,113     $  87,811     $     916
                                              ================================================================

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

         Several private parties have made claims against UGI Utilities to recover costs of investigation or remediation of several MGP sites. In addition, we have identified environmental contamination at several of our properties and have undertaken investigation and, as appropriate, remediation of these sites in cooperation with appropriate environmental agencies or private parties. At sites where a former subsidiary of UGI Utilities operated an MGP, we believe that UGI Utilities should not have significant liability because UGI Utilities generally is not legally liable for the obligations of its subsidiaries. Under certain circumstances, however, a court could find a parent company liable for environmental damage at sites owned by a subsidiary company when the parent company either (1) itself operated the facility causing the environmental damage or (2) otherwise so controlled the subsidiary that the subsidiary's separate corporate form should be disregarded. There could be, therefore, significant future costs of an uncertain amount associated with environmental damage caused by MGPs that UGI Utilities owned or directly operated, or that were owned or operated by former subsidiaries of UGI Utilities, if a court were to conclude that the subsidiary's separate corporate form should be disregarded. In many circumstances where UGI Utilities may be liable, we may not be able to reasonably quantify expenditures because of a number of factors. These factors include the various costs associated with potential remedial alternatives, the unknown number of other potentially responsible parties involved and their ability to contribute to the costs of investigation and remediation, and changing environmental laws and regulations.

         UGI Utilities has filed suit against more than fifty insurance companies alleging that the defendants breached contracts of insurance by failing to indemnify UGI Utilities for certain environmental costs. The suit seeks to recover more than $11 million in costs incurred by UGI Utilities at various manufactured gas plant sites.

         In addition to these environmental matters, there are other pending claims and legal actions arising in the normal course of our businesses. We cannot predict with certainty the final results of environmental and other matters. However, it is reasonably possible that some of them could be resolved unfavorably to us. Management believes, after

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)

         consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position. However, such damages or settlements could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

4.       UGI PROPOSED MERGER WITH UNISOURCE WORLDWIDE, INC.

         On March 1, 1999, UGI and Unisource Worldwide, Inc. (Unisource) announced that their boards of directors had approved a definitive merger agreement for a stock-for-stock transaction. Under the merger agreement, Unisource would be merged with a wholly owned subsidiary of UGI and UGI would exchange 0.566 common shares of UGI common stock for each common share of Unisource. It is estimated that UGI would issue up to approximately 40 million shares of UGI common stock in the merger. The acquisition of Unisource is subject to the approval of Unisource's shareholders. The issuance of UGI common stock to effect the merger is subject to the approval of UGI shareholders. In addition, the merger is subject to customary regulatory approvals. In connection with the merger, UGI announced its intention to sell UGI Utilities.

         On May 10, 1999, Unisource announced that it had received an unsolicited written proposal from Georgia-Pacific Corporation (Georgia-Pacific) to acquire Unisource at a price of $12.00 per share in cash and that the Unisource board of directors had authorized management to begin discussions with Georgia-Pacific concerning its proposal. The UGI-Unisource merger transaction is pending.

                               UGI UTILITIES, INC.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended March 31, 1999 (1999 three-month period) with the three months ended March 31, 1998 (1998 three-month period); (2) the six months ended March 31, 1999 (1999 six-month period) with the six months ended March 31, 1998 (1998 six-month period); and (3) the twelve months ended March 31, 1999 (1999 twelve-month period) with the twelve months ended March 31, 1998 (1998 twelve-month period). Our results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements. Although the adoption of SFAS 131 did not change the operating segments we disclose, Gas Utility and Electric Utility results for all periods presented now include billed UGI corporate overhead costs.

1999 THREE-MONTH PERIOD COMPARED WITH 1998 THREE-MONTH PERIOD

Three Months Ended March 31,                                1999      1998        (Increase)
------------------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
     Natural gas system throughput - bcf                     29.1       25.9        3.2     12.4%
     Heating degree days - % warmer
        than normal                                          (8.4)     (24.0)      --       --
     Revenues                                              $147.6     $133.2     $ 14.4     10.8%
     Total margin (a)                                      $ 63.2     $ 56.2     $  7.0     12.5%
     Operating income                                      $ 39.3     $ 32.7     $  6.6     20.2%
     EBITDA (b)                                            $ 44.0     $ 37.2     $  6.8     18.3%

ELECTRIC UTILITY:
     Electric sales - gwh                                   255.2      237.2       18.0      7.6%
     Revenues                                              $ 20.1     $ 19.1     $  1.0      5.2%
     Total margin (a)                                      $ 10.2     $  9.3     $   .9      9.7%
     Operating income                                      $  3.9     $  3.3     $   .6     18.2%
     EBITDA (b)                                            $  5.0     $  4.3     $   .7     16.3%
------------------------------------------------------------------------------------------------

         bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

                               UGI UTILITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


(b) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under generally accepted accounting principles.

GAS UTILITY. Weather in the Gas Utility service area in the 1999 three-month period was 8.4% warmer than normal but 20.6% colder than in the comparable prior-year period. Total system throughput increased 3.2 bcf (12.4%) including a
2.0 bcf (16.3%) increase in throughput to our firm- residential, commercial and industrial (collectively, "core market") customers and a 1.3 bcf increase in delivery service volumes. Part of the increase in firm delivery service throughput resulted from some of our industrial core market customers switching to firm delivery service. Under delivery service tariffs, we record revenues for the transportation of gas through our distribution system but not for the gas itself.

The increase in Gas Utility's total revenues in the 1999 three-month period is due principally to a $13.5 million increase in core market revenues. These increases were primarily a result of the higher volumes sold to our core market residential and commercial customers. Cost of gas sold was $78.4 million in the 1999 three-month period, an increase of $6.7 million over the 1998 three-month period, principally reflecting the increase in core market sales.

Gas Utility total margin for the 1999 three-month period increased $7.0 million (12.5%) resulting from (1) a $5.7 million increase in margin from core market customers and (2) a $2.0 million increase in margin from firm delivery service customers. Total margin from our interruptible customers, who have the ability to switch to alternate fuels, principally oil, decreased $.7 million. The lower interruptible margins in the 1999 three-month period were a result of oil prices declining relative to natural gas prices.

As a result of the higher core market and delivery service total margin, Gas Utility operating income and EBITDA for the 1999 three-month period increased $6.6 million and $6.8 million, respectively. Operating and administrative expenses (excluding revenue-related taxes which are included in the analysis of margin above) were comparable with the prior-year period.

ELECTRIC UTILITY. Total electric sales in the 1999 three-month period increased
18.0 gwh (7.6%) reflecting the impact of colder weather in the Electric Utility service territory. Although the terms of our Electric Utility Restructuring Order permit all of our customers to choose their electricity supplier effective January 1, 1999, less than 5% of our sales during the 1999 three-month period represents electricity we distributed for alternate suppliers.

In accordance with its June 19, 1998 Restructuring Order, in January 1999 Electric Utility began charging customers unbundled rates for generation, transmission and distribution services, and a competitive transition charge
(CTC) for the recovery of stranded costs. The increase in Electric

                               UGI UTILITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Utility revenues reflects the higher 1999 three-month period total sales partially offset by lower revenues from customers who purchased electricity from other suppliers. Because these customers buy their electricity from others, we record revenues for distributing the electricity over our wires but we do not record revenues related to the electricity itself. Electric Utility cost of sales was $9.0 million in the 1999 three-month period, virtually unchanged from the prior-year period, as the impact of the higher sales was offset by lower per unit purchased power costs.

Electric Utility's total margin increased $.9 million reflecting (1) the impact of the higher sales and (2) lower per unit purchased power costs. Electric Utility operating income and EBITDA increased during the 1999 three-month period as a result of the higher total margin partially offset by slightly higher operating expenses.

1999 SIX-MONTH PERIOD COMPARED WITH 1998 SIX-MONTH PERIOD

                                                                                    Increase
Six Months Ended March 31,                                  1999       1998        (Decrease)
--------------------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
     Natural gas system throughput - bcf                     49.4       48.5         .9       1.9%
     Heating degree days - % warmer
        than normal                                         (12.0)     (14.8)      --        --
     Revenues                                              $242.2     $250.1     $ (7.9)     (3.2)%
     Total margin                                          $106.4     $104.8     $  1.6       1.5%
     Operating income                                      $ 60.8     $ 60.0     $   .8       1.3%
     EBITDA                                                $ 70.3     $ 69.0     $  1.3       1.9%

ELECTRIC UTILITY:
     Electric sales - gwh                                   478.4      464.9       13.5       2.9%
     Revenues                                              $ 38.3     $ 37.7     $   .6       1.6%
     Total margin                                          $ 20.0     $ 18.2     $  1.8       9.9%
     Operating income                                      $  7.8     $  6.2     $  1.6      25.8%
     EBITDA                                                $  9.7     $  8.1     $  1.6      19.8%
-------------------------------------------------------------------------------------------------

GAS UTILITY. Weather in Gas Utility's service territory in the 1999 six-month period was 12.0% warmer than normal compared with weather that was 14.8% warmer than normal in the prior-year period. As a result of the slightly colder weather and an increase in total customers, system throughput increased .9 bcf (1.9%).

The decrease in Gas Utility revenues in the 1999 six-month period is principally due to decreases in revenues from off-system sales, core-market industrial customers, and retail interruptible customers. These decreases were partially offset by an increase in revenues from firm delivery

                               UGI UTILITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

service customers. Gas Utility's cost of gas was $126.1 million, a decrease of $9.2 million from the prior-year period, reflecting the decline in off-system sales and lower purchased gas cost rates.

The increase in the 1999 six-month period total margin principally resulted from
(1) a $2.3 million increase in margin from core market residential and commercial customers and (2) a $2.2 million increase in margin from firm delivery service customers. These margin increases were partially reduced by (1) a $1.6 million decline in margin from core market industrial customers (due in large part to customers switching to firm delivery service) and (2) a $1.2 million decrease in margin from interruptible customers. The decline in margin from interruptible customers resulted from a decline in oil prices relative to natural gas prices.

Gas Utility operating income and EBITDA were slightly higher in the 1999 six-month period reflecting the increase in total margin. Total operating and administrative expenses, excluding revenue-related taxes, were essentially unchanged from the prior-year period. Operating expenses in the 1999 six-month period reflect lower accruals for uncollectible accounts and medical benefits while operating expenses in the 1998 six-month period are net of $1.6 million of income from an insurance recovery.

ELECTRIC UTILITY. Total electric sales were 13.5 gwh (2.9%) higher in the 1998 six-month period on weather that was 2.0% colder than last year. Notwithstanding the colder weather, temperatures were 6.5% warmer than normal in the 1999 six-month period.

Electric Utility revenues increased $.6 million in the 1999 six-month period as a result of the higher total sales. The increase in total revenues resulting from the greater total sales was partially reduced by lower revenues from Electric Utility customers who purchase the electric generation portion of their electric service from other suppliers. Electric Utility cost of sales was $16.7 million, a decline of $1.2 million from the prior-year period, as the impact of the higher sales was more than offset by lower per unit purchased power costs.

Electric Utility's total margin increased $1.8 million (9.9%) in the 1999 six-month period reflecting the impact of (1) the lower per unit purchased power costs and (2) the higher sales. Operating income and EBITDA were also higher principally due to the increase in total margin.

                               UGI UTILITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


1999 TWELVE-MONTH PERIOD COMPARED WITH 1998 TWELVE-MONTH PERIOD

                                                                      Increase
Twelve Months Ended March 31,                1999      1998          (Decrease)
------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
     Natural gas system throughput - bcf      75.8       76.3        (.5)      (.7)%
     Heating degree days - % warmer
        than normal                          (13.8)     (11.5)      --        --
     Revenues                               $342.3     $370.0     $(27.7)     (7.5)%
     Total margin                           $158.7     $160.7     $ (2.0)     (1.2)%
     Operating income                       $ 65.6     $ 64.9     $   .7       1.1%
     EBITDA                                 $ 84.2     $ 81.8     $  2.4       2.9%

ELECTRIC UTILITY:
     Electric sales - gwh                    889.9      861.1       28.8       3.3%
     Revenues                               $ 72.7     $ 71.5     $  1.2       1.7%
     Total margin                           $ 35.7     $ 35.2     $   .5       1.4%
     Operating income                       $ 11.2     $ 10.1     $  1.1      10.9%
     EBITDA                                 $ 15.2     $ 14.2     $  1.0       7.0%
----------------------------------------------------------------------------------


GAS UTILITY. Weather in Gas Utility's service territory was 13.8% warmer than normal in the 1999 twelve-month period, slightly warmer than the 11.5% warmer than normal temperatures experienced in the 1998 twelve-month period. As a result, total system throughput declined a modest .5 bcf (.7%).

The decrease in Gas Utility's revenues principally reflects (1) a $17.3 million decrease in revenues from core market customers, principally industrial customers, (2) a $10.4 million decrease in revenues from off-system sales and
(3) a $3.0 million decrease in revenues from interruptible retail customers. These decreases were partially offset by a $3.0 million increase in revenues from firm delivery service customers. Cost of gas sold for the 1999 twelve-month period was $170.5 million, a decrease of $24.8 million. The decline is a result of the lower off-system sales and lower sales to core market customers.

The decrease in 1999 twelve-month period total margin reflects (1) a $2.8 million decline in margin from our core market industrial customers due in large part to customers switching to delivery service and (2) a $2.1 million decline in total margin from interruptible customers reflecting a less favorable spread between natural gas and oil prices. These decreases were

                               UGI UTILITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

partially offset by (1) a $2.5 million increase in total margin from firm delivery service customers and (2) slightly higher core market residential margin.

Operating income and EBITDA in the 1999 twelve-month period were higher than in the 1998 twelve-month period, notwithstanding the lower total margin, reflecting
(1) lower operating and administrative costs and (2) a $.6 million increase in other income. Gas Utility's operating and administrative expenses, excluding revenue-related taxes, were $3.7 million lower in the 1999 twelve-month period reflecting (1) the absence of charges for environmental matters recorded in the 1998 twelve-month period, (2) lower distribution system maintenance expenses, and (3) lower accruals for uncollectible accounts. Operating expenses in the 1998 twelve-month period are net of $1.6 million of income from an insurance recovery.

ELECTRIC UTILITY. Total electric sales during the 1999 twelve-month period were higher than the prior year reflecting the effects of (1) slightly colder heating-season weather, (2) the warmer summer's effect on electricity used for air conditioning, and (3) an increase in customers. Electric Utility revenues increased $1.2 million as the effect of the higher sales was partially offset by the impact of customers choosing alternate suppliers for the electric generation component of their electric service.

Electric Utility cost of sales was $33.8 million in the 1999 twelve-month period, an increase of $.6 million, reflecting the increase in total sales partially offset by lower per unit purchased power costs. Electric Utility operating income and EBITDA were also higher in the 1999 twelve-month period reflecting the higher total margin and higher other income.


                        FINANCIAL CONDITION AND LIQUIDITY

CAPITAL STRUCTURE

The Company's debt outstanding at March 31, 1999 totaled $260.0 million compared with $255.6 million at September 30, 1998. Included in these amounts are bank loans of $72.8 million and $68.4 million, respectively. We may borrow up to $97 million under our revolving credit agreements.

CASH FLOWS

The Company's cash flows from operating activities are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are generally lowest during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the six months ended March 31, 1999 are not necessarily indicative of cash flows to be expected for a full year.

                               UGI UTILITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING ACTIVITIES. Cash provided by operating activities was $36.1 million during the six months ended March 31, 1999. In the prior-year period, operating activities provided $20.2 million of cash. Changes in operating working capital during the six months ended March 31, 1999 required $9.9 million of operating cash flow while changes in operating working capital during the six months ended March 31, 1998 required $26.5 million of operating cash flow. Cash generated by operating activities before changes in operating working capital totaled $46.0 million during the six months ended March 31, 1999, comparable to the $46.7 million generated in the prior-year period.

INVESTING ACTIVITIES. We spent $16.0 million for property, plant and equipment in the six months ended March 31, 1999 compared with $15.6 million in the six months ended March 31, 1998.

FINANCING ACTIVITIES. Cash flows from financing activities for the 1999 six-month period include dividends on preferred stock of $.8 million compared with $1.4 million of such dividends in the 1998 six-month period. The lower preferred stock dividends resulted from the redemption of $15 million face value of Series Preferred Stock in April 1998. During the 1999 six-month period, we paid $24.0 million of dividends to our parent company, UGI. In the prior-year six-month period, we paid $12.6 million of dividends to UGI.

UGI Utilities' borrowed a net $4.4 million under its revolving credit agreements in the 1999 six-month period compared with net repayments of $24.1 million in the prior-year period. During the six months ended March 31, 1998, UGI Utilities issued $35 million of notes under its Series B Medium-Term Note program.

PROPOSED NATURAL GAS CUSTOMER CHOICE LEGISLATION

In March of 1999, proposed legislation was introduced in both houses of the Pennsylvania General Assembly which would extend to all Pennsylvania gas customers the right to choose their natural gas supplier. Senate Bill No. 601 (introduced on March 15, 1999) and House Bill No. 937 (introduced on March 17,
1999) (collectively, the "Competition Bills") contain identical language crafted by a legislative collaborative conducted under the auspices of the Governor of Pennsylvania. The Company was an active participant in this collaborative process and supports the legislation if it is passed in conjunction with companion bills that would repeal Pennsylvania's gross receipts tax on natural gas service. The Company believes that it is likely that natural gas customer choice legislation will be enacted by the Pennsylvania General Assembly in the summer of 1999.

The Competition Bills would give all Pennsylvania natural gas consumers the right to choose their natural gas commodity supplier by November 1, 1999. The Pennsylvania Public Utility Commission (PUC) would have the right to extend this deadline for a period of up to eight months. Each Pennsylvania local distribution company (LDC) would be required to file a restructuring plan with the PUC which would be acted upon no later than nine months after the filing date.

                               UGI UTILITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Competition Bills avoid the need for recovery of stranded costs associated with interstate pipeline contracts. The Competition Bills would permit each LDC to require energy marketers serving customers on its system to accept an assignment of an appropriate amount of the LDC's interstate pipeline capacity. After July 1, 2002, an energy marketer could petition the PUC to avoid such an assignment, but the PUC could not grant the request unless the LDC is assured of full recovery of interstate pipeline capacity costs. Energy marketers and customers would be given the opportunity to replace expiring contracts or to meet increased system requirements. Approximately 75% of the Company's existing pipeline contract capacity commitments will expire by the end of 2003.

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

Recognizing the potential business consequences of the Y2K issue, we conducted a detailed assessment of our critical, date sensitive, computer-based systems to identify those systems that were not Y2K compliant and developed a program to modify those systems that were not otherwise scheduled for replacement prior to the year 2000. Our Y2K compliance efforts focused on our ability to continue to perform three critical operating functions: (1) obtain products to sell; (2) provide service to our customers; and (3) bill customers and pay our vendors and employees. In addition, the PUC ordered that all Pennsylvania utilities' mission critical systems must be Y2K compliant by March 31, 1999.

Those systems that we assessed included (1) our information technology ("IT") systems such as computer hardware and software we use in the operation of our business and (2) our non-IT systems that contain embedded systems with potentially date sensitive components such as micro-controllers contained in various equipment and facilities. Among these systems are our customer information systems, financial systems and distribution control systems. In order to identify and modify those systems that we determined were not Y2K compliant, we used internal resources as well as outside consultants and vendor representatives. In addition to assessing, identifying and modifying our own systems, we developed and implemented a program to attempt to determine the Y2K compliance status of third parties, including our key suppliers and vendors, and certain of our customers.

As of March 31, 1999, we have successfully completed the modification and testing of all our critical IT and non-IT systems that were not Y2K compliant except for Electric Utility's System

                               UGI UTILITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Control and Data Acquisition (SCADA) system. We anticipate replacing this system with a Y2K compliant system by July 31, 1999.

As previously mentioned, in addition to assuring our IT and non-IT systems are Y2K compliant, we developed and implemented a program to assess the readiness of our key suppliers and third-party providers, including suppliers of interstate transportation capacity, natural gas producers and electricity interchange providers. Although none of our products or services are of themselves date sensitive, as a utility company we are dependent upon other companies whose IT and non-IT systems may not be Y2K compliant. We have completed our program to contact and inquire of the readiness of these key suppliers and vendors. We have evaluated the responses received from our critical vendors and suppliers and to the extent we were not satisfied with the responses, or have determined that the responses indicate a lack of Y2K readiness, we have developed contingency plans. The major elements of these contingency plans are based upon the use of manual back-up systems, additional staffing, and alternative supply sources. These contingency plans attempt to mitigate the potential impact of Y2K noncompliance by our key suppliers and vendors. However, these plans cannot assure that business disruptions that may be caused by key suppliers or third-party providers will not have a material adverse impact on our operations. Gas Utility and Electric Utility have completed their contingency plans.

In addition, there are other Y2K risks which are beyond our control any of which could have a material adverse impact on our operations. Such risks include, but are not limited to, the failure of utility and telecommunications companies to provide service and the failure of financial institutions to process transactions.

Incremental costs associated with our Y2K efforts, which we expense as incurred, have not had a material effect on our results of operations. Because our Y2K compliance program is substantially complete, we do not expect future costs will be significant.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures are market prices for natural gas and electric power and changes in interest rates.

Although Gas Utility is subject to changes in the price of natural gas, the current regulatory framework allows Gas Utility to recover prudently incurred gas costs from its customers. Consequently, there currently is limited commodity price risk associated with Gas Utility due to the current rate-making structure.

                               UGI UTILITIES, INC.

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

We have interest rate exposure associated with borrowings under our revolving credit agreements. These agreements provide for interest rates on borrowings which are indexed to short-term market interest rates. Based upon the level of borrowings outstanding under these agreements at March 31, 1999, an increase in short-term interest rates of 50 basis points (0.5%) would increase annual interest expense by approximately $.4 million. Due to the seasonal nature of our businesses, the level of borrowings outstanding at March 31, 1999 is not necessarily indicative of the level of borrowings throughout the year.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On February 11, 1999, UGI Utilities, Inc. filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania against more than fifty insurance companies, including Insurance Company of North America, The Home Insurance Company, Lloyds of London, and Associated Electric and Gas Insurance Services, Ltd. The complaint alleges that the defendants breached contracts of insurance by failing to indemnify UGI Utilities for certain environmental costs. The suit seeks to recover more than $11 million in costs incurred by UGI Utilities at various manufactured gas plant sites.

ITEM 5.  OTHER INFORMATION

         SALE BY UGI CORPORATION

         On March 1, 1999, UGI Corporation, the parent company of UGI Utilities, announced that it had entered into a merger agreement with Unisource Worldwide, Inc. for a stock-for-stock merger transaction. In connection with the merger, UGI Corporation announced its intention to sell UGI Utilities.

         On May 10, 1999, Unisource announced that it received an unsolicited written proposal from Georgia-Pacific Corporation to acquire Unisource at a price of $12.00 per share in cash and that the Unisource board of directors had authorized management to begin discussions with Georgia-Pacific concerning its proposal. The UGI-Unisource merger transaction is pending.

                               UGI UTILITIES, INC.

         MANAGEMENT CHANGES

Robert J. Chaney was elected a director of UGI Utilities on February 23, 1999. He was also elected President and Chief Executive Officer of the Company, effective March 1, 1999, succeeding Richard L. Bunn who retired as President and Chief Executive Officer on the same date.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits:

                  10.1 Amended Change of Control Agreement between UGI Corporation and Robert J. Chaney is incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998

                  10.2 Change of Control Agreement between UGI Corporation and John C. Barney is incorporated by reference to
                           Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998

                  12.1     Computation of ratio of earnings to fixed charges

                  12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends

                  27       Financial Data Schedule

         (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      UGI Utilities, Inc.
                                      -------------------
                                       (Registrant)








Date:  May 14, 1999                   By:  J. C. Barney
-------------------                   ----------------------------------------
                                      J. C. Barney, Senior Vice President -
                                      Finance
                                      (Principal Financial Officer)

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

10.1     Amended Change of Control Agreement between UGI Corporation and Robert
         J. Chaney is incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998

10.2 Change of Control Agreement between UGI Corporation and John C. Barney is incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998

12.1     Computation of ratio of earnings to fixed charges

12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends

27       Financial Data Schedule