Form 10-Q
period 1999-06-30
UGI UTILITIES INC
filed 1999-08-13
CIK 100548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At July 31, 1999, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                               UGI UTILITIES, INC.

                                TABLE OF CONTENTS


                                                                                       PAGES
                                                                                       -----
PART I FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Condensed Consolidated Balance Sheets as of June 30, 1999,
                     September 30, 1998 and June 30, 1998                                 1

                 Condensed Consolidated Statements of Income for the three, nine
                     and twelve months ended June 30, 1999 and 1998                       2

                 Condensed Consolidated Statements of Cash Flows for the
                     nine and twelve months ended June 30, 1999 and 1998                  3

                 Notes to Condensed Consolidated Financial Statements                   4 - 11

      Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                               12 - 20


      Item 3.    Quantitative and Qualitative Disclosures About Market Risk            20 - 21


PART II OTHER INFORMATION

      Item 6.    Exhibits and Reports on Form 8-K                                        21

      Signatures                                                                         22

                          PART I FINANCIAL INFORMATION
                               UGI UTILITIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                               June 30,   September 30,   June 30,
                                                                                 1999         1998          1998
                                                                               --------   -------------   --------
ASSETS
     Current assets:
          Cash and cash equivalents                                            $  1,432     $  4,720      $  3,038
          Accounts receivable (less allowances for doubtful accounts
               of $1,852, $1,373 and $3,419, respectively)                       32,717       20,258        32,663
          Accrued utility revenues                                                5,773        6,745         5,986
          Inventories                                                            21,376       28,460        20,434
          Deferred income taxes                                                   7,249        4,070         9,046
          Prepaid expenses and other current assets                               7,047        6,556         6,904
                                                                               --------     --------      --------
               Total current assets                                              75,594       70,809        78,071

     Property, plant and equipment, at cost (less accumulated depreciation
          and amortization of $267,365, $253,608 and $251,214, respectively)    551,278      543,913       536,329

     Regulatory assets                                                           59,449       59,318        58,792
     Other assets                                                                17,782       16,277        16,503
                                                                               --------     --------      --------
          Total assets                                                         $704,103     $690,317      $689,695
                                                                               ========     ========      ========


LIABILITIES  AND  STOCKHOLDERS'  EQUITY
     Current liabilities:
          Current maturities of long-term debt                                 $  7,143     $  7,143      $  7,143
          Bank loans                                                             59,600       68,400        50,700
          Accounts payable                                                       30,485       38,847        28,949
          Other current liabilities                                              47,657       29,720        48,657
                                                                               --------     --------      --------
               Total current liabilities                                        144,885      144,110       135,449

     Long-term debt                                                             180,042      180,027       187,166
     Deferred income taxes                                                      111,034      105,734       105,073
     Other noncurrent liabilities                                                25,786       29,204        28,140

     Commitments and contingencies

     Redeemable preferred stock                                                  20,000       20,000        20,000

     Common stockholder's equity:
          Common Stock, $2.25 par value (authorized - 40,000,000 shares;
               issued and outstanding - 26,781,785 shares)                       60,259       60,259        60,259
          Additional paid-in capital                                             68,559       68,559        68,249
          Retained earnings                                                      93,538       82,424        85,359
                                                                               --------     --------      --------
               Total common stockholder's equity                                222,356      211,242       213,867
                                                                               --------     --------      --------
          Total liabilities and stockholders' equity                           $704,103     $690,317      $689,695
                                                                               ========     ========      ========


The accompanying notes are an integral part of these financial statements.

                               UGI UTILITIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                             (Thousands of dollars)


                                                  Three Months Ended         Nine Months Ended       Twelve Months Ended
                                                       June 30,                  June 30,                  June 30,
                                                ----------------------    ----------------------    ----------------------
                                                   1999         1998         1999         1998         1999         1998
                                                ---------    ---------    ---------    ---------    ---------    ---------
Revenues                                        $  77,338    $  74,342    $ 357,800    $ 362,139    $ 417,944    $ 427,681
                                                ---------    ---------    ---------    ---------    ---------    ---------

Costs and expenses:
     Gas, fuel and purchased power                 33,816       35,109      176,601      188,267      202,965      219,448
     Operating and administrative expenses         27,260       26,560       84,651       83,476      112,350      112,390
     Operating and administrative expenses
          - related parties                         1,258        1,160        3,727        3,549        5,015        5,274
     Depreciation and amortization                  5,800        5,547       17,189       16,408       22,824       20,961
     Other income, net                             (1,595)      (1,852)      (3,793)      (3,858)      (4,928)      (4,494)
                                                ---------    ---------    ---------    ---------    ---------    ---------
                                                   66,539       66,524      278,375      287,842      338,226      353,579
                                                ---------    ---------    ---------    ---------    ---------    ---------

Operating income                                   10,799        7,818       79,425       74,297       79,718       74,102
Interest expense                                    4,238        4,290       13,000       12,996       17,587       17,125
                                                ---------    ---------    ---------    ---------    ---------    ---------
Income before income taxes                          6,561        3,528       66,425       61,301       62,131       56,977
Income taxes                                        2,485        1,636       25,149       23,202       23,403       22,085
                                                ---------    ---------    ---------    ---------    ---------    ---------
Net income                                          4,076        1,892       41,276       38,099       38,728       34,892
Dividends on preferred stock                          388          390        1,163        1,772        1,551        2,463
                                                ---------    ---------    ---------    ---------    ---------    ---------
Net income after dividends on preferred stock   $   3,688    $   1,502    $  40,113    $  36,327    $  37,177    $  32,429
                                                =========    =========    =========    =========    =========    =========


The accompanying notes are an integral part of these financial statements.

                               UGI UTILITIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)


                                                                       Nine Months Ended       Twelve Months Ended
                                                                            June 30,                June 30,
                                                                      --------------------    --------------------
                                                                        1999        1998        1999        1998
                                                                      --------    --------    --------    --------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net income                                                        $ 41,276    $ 38,099    $ 38,728    $ 34,892
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                                 17,189      16,408      22,824      20,961
          Deferred income taxes, net                                       148       1,122       4,494       5,359
          Other, net                                                     1,220       2,872       4,334       2,749
                                                                      --------    --------    --------    --------
                                                                        59,833      58,501      70,380      63,961
          Net change in:
             Accounts receivable and accrued utility revenues          (14,014)     (9,241)     (2,878)      4,034
             Inventories                                                 7,084      10,211        (942)     (2,097)
             Deferred fuel costs                                         6,870       4,893      (3,764)     (3,464)
             Accounts payable                                           (8,362)    (16,418)      1,536      (2,083)
             Other current assets and liabilities                        9,634      (2,117)      1,042      (7,314)
                                                                      --------    --------    --------    --------
          Net cash provided by operating activities                     61,045      45,829      65,374      53,037
                                                                      --------    --------    --------    --------


CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Expenditures for property, plant and equipment                     (25,014)    (24,025)    (38,208)    (37,458)
    Net proceeds (costs) of property, plant and equipment disposals       (357)       (366)        320        (757)
                                                                      --------    --------    --------    --------
       Net cash used by investing activities                           (25,371)    (24,391)    (37,888)    (38,215)
                                                                      --------    --------    --------    --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Payment of dividends                                               (30,162)    (24,406)    (30,849)    (25,096)
    Issuance of long-term debt                                             -        35,000         -        35,000
    Repayment of long-term debt                                            -       (10,000)     (7,143)    (18,980)
    Bank loans increase (decrease)                                      (8,800)    (16,300)      8,900       7,500
    Redemption of Series Preferred Stock                                   -       (15,507)        -       (15,507)
                                                                      --------    --------    --------    --------
       Net cash used by financing activities                           (38,962)    (31,213)    (29,092)    (17,083)
                                                                      --------    --------    --------    --------

    Cash and cash equivalents decrease                                $ (3,288)   $ (9,775)   $ (1,606)   $ (2,261)
                                                                      ========    ========    ========    ========

CASH  AND  CASH  EQUIVALENTS:
    End of period                                                     $  1,432    $  3,038    $  1,432    $  3,038
    Beginning of period                                                  4,720      12,813       3,038       5,299
                                                                      --------    --------    --------    --------
       Decrease                                                       $ (3,288)   $ (9,775)   $ (1,606)   $ (2,261)
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

                              UGI UTILITIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                             (Thousands of dollars)


1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of UGI Utilities, Inc. (UGI Utilities) and its wholly owned subsidiaries (collectively, "the Company" or "we"). We eliminate all significant intercompany accounts and transactions when we consolidate. UGI Utilities is a wholly owned subsidiary of UGI Corporation (UGI) and operates a natural gas distribution utility (Gas Utility) in parts of eastern and southeastern Pennsylvania and an electric utility (Electric Utility) in northeastern Pennsylvania.

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the year ended September 30, 1998 (Company's 1998 Annual Report). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

         In June 1999, the Financial Accounting Standards Board deferred the effective date of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS

                              UGI UTILITIES, INC.

                                  (unaudited)
                             (Thousands of dollars)


         133) to fiscal years beginning after June 15, 2000. We expect to adopt SFAS 133 in fiscal 2001.

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

         Although Electric Utility's June 1998 Restructuring Order provides for the unbundling of prices for electric generation, transmission and distribution services, we currently manage and evaluate our electric generation, transmission and distribution operations on a combined basis. Accordingly, these operations are combined for segment presentation purposes.

         The accounting policies of our two reportable segments are the same as those described in the Significant Accounting Policies note contained in the Company's 1998 Annual Report. We evaluate each segment's performance principally based upon its earnings before interest expense, income taxes, depreciation and amortization (EBITDA). Although we use EBITDA to evaluate segment performance, it should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under generally accepted accounting principles.

         No single customer represents more than 5% of the total revenues of either Gas Utility or Electric Utility. Financial information by business segment follows:

                              UGI UTILITIES, INC.

                                  (unaudited)
                             (Thousands of dollars)

2.      SEGMENT INFORMATION   (continued)

        THREE MONTHS ENDED JUNE 30, 1999:

                                                                        Reportable Segments
                                                                       ---------------------
                                                            Inter-
                                                           segment        Gas       Electric      All
                                              Total      Eliminations   utility     utility      other
                                            -----------------------------------------------------------
Segment revenues                            $  77,338    $     -       $  60,392    $ 16,946    $    -
                                            ===========================================================
Segment profit (loss):
        EBITDA                              $  16,599    $     -       $  11,314    $  5,296    $   (11)
        Depreciation and amortization          (5,800)         -          (4,768)     (1,032)        -
                                            -----------------------------------------------------------
        Operating income (loss)                10,799          -           6,546       4,264        (11)
        Interest expense                       (4,238)         -          (3,523)       (715)        -
                                            -----------------------------------------------------------
        Income (loss) before income taxes   $   6,561    $     -       $   3,023    $  3,549    $   (11)
                                            ===========================================================
Segment assets (at period end)              $ 704,103    $    (85)     $ 608,550    $ 95,407    $   231
                                            ===========================================================


        THREE MONTHS ENDED JUNE 30, 1998:

                                                                      Reportable Segments
                                                                     ---------------------
                                                          Inter-
                                                          segment       Gas       Electric      All
                                              Total    Eliminations   utility     utility      other
                                            --------------------------------------------------------
Segment revenues                            $  74,342    $   -       $  57,892    $ 16,450    $   -
                                            ========================================================
Segment profit (loss):
        EBITDA                              $  13,365    $   -       $  10,617    $  2,768    $  (20)
        Depreciation and amortization          (5,547)       -          (4,549)       (998)       -
                                            --------------------------------------------------------
        Operating income (loss)                 7,818        -           6,068       1,770       (20)
        Interest expense                       (4,290)       -          (3,752)       (538)       -
                                            --------------------------------------------------------
        Income (loss) before income taxes   $   3,528    $   -       $   2,316    $  1,232    $  (20)
                                            ========================================================
Segment assets (at period end)              $ 689,695    $  203      $ 593,642    $ 95,655    $  195
                                            ========================================================

                              UGI UTILITIES, INC.

                                  (unaudited)
                             (Thousands of dollars)


2.      SEGMENT INFORMATION   (continued)

        NINE MONTHS ENDED JUNE 30, 1999:

                                                                      Reportable Segments
                                                                     ---------------------
                                                          Inter-
                                                          segment       Gas       Electric      All
                                              Total    Eliminations   utility     utility      other
                                            --------------------------------------------------------
Segment revenues                            $ 357,800    $   -       $ 302,593    $ 55,207    $  -
                                            ========================================================
Segment profit (loss):
        EBITDA                              $  96,614    $   -       $  81,604    $ 15,038    $ (28)
        Depreciation and amortization         (17,189)       -         (14,212)     (2,977)      -
                                            --------------------------------------------------------
        Operating income (loss)                79,425        -          67,392      12,061      (28)
        Interest expense                      (13,000)       -         (11,097)     (1,903)      -
                                            --------------------------------------------------------
        Income (loss) before income taxes   $  66,425    $   -       $  56,295    $ 10,158    $ (28)
                                            ========================================================
Segment assets (at period end)              $ 704,103    $  (85)     $ 608,550    $ 95,407    $ 231
                                            ========================================================

        NINE MONTHS ENDED JUNE 30, 1998:


                                                                      Reportable Segments
                                                                     ---------------------
                                                          Inter-
                                                          segment       Gas       Electric      All
                                              Total    Eliminations   utility     utility      other
                                            --------------------------------------------------------

Segment revenues                            $ 362,139    $   -       $ 307,949    $ 54,190    $  -
                                            ========================================================
Segment profit:
        EBITDA                              $  90,705    $   -       $  79,624    $ 10,884    $ 197
        Depreciation and amortization         (16,408)       -         (13,540)     (2,868)      -
                                            --------------------------------------------------------
        Operating income                       74,297        -          66,084       8,016      197
        Interest expense                      (12,996)       -         (11,317)     (1,679)      -
                                            --------------------------------------------------------
        Income before income taxes          $  61,301    $   -       $  54,767    $  6,337    $ 197
                                            ========================================================
Segment assets (at period end)              $ 689,695    $  203      $ 593,642    $ 95,655    $ 195
                                            ========================================================

                              UGI UTILITIES, INC.

                                  (unaudited)
                             (Thousands of dollars)


2.      SEGMENT INFORMATION   (continued)

        TWELVE MONTHS ENDED JUNE 30, 1999:


                                                                      Reportable Segments
                                                                     ---------------------
                                                          Inter-
                                                          segment       Gas       Electric      All
                                              Total    Eliminations   utility     utility      other
                                            --------------------------------------------------------
Segment revenues                            $ 417,944    $   -       $ 344,798    $ 73,146    $  -
                                            ========================================================
Segment profit (loss):
        EBITDA                              $ 102,542    $   -       $  84,917    $ 17,714    $ (89)
        Depreciation and amortization         (22,824)       -         (18,837)     (3,987)      -
                                            --------------------------------------------------------
        Operating income (loss)                79,718        -          66,080      13,727      (89)
        Interest expense                      (17,587)       -         (15,049)     (2,538)      -
                                            --------------------------------------------------------
        Income (loss) before income taxes   $  62,131    $   -       $  51,031    $ 11,189    $ (89)
                                            ========================================================
Segment assets (at period end)              $ 704,103    $  (85)     $ 608,550    $ 95,407    $ 231
                                            ========================================================

        TWELVE MONTHS ENDED JUNE 30, 1998:

                                                                      Reportable Segments
                                                                     ---------------------
                                                          Inter-
                                                          segment       Gas       Electric      All
                                              Total    Eliminations   utility     utility      other
                                            --------------------------------------------------------
Segment revenues                            $ 427,681    $   -       $ 356,280    $ 71,401    $   -
                                             =======================================================
Segment profit:
        EBITDA                              $  95,063    $   -       $  80,894    $ 13,944    $  225
        Depreciation and amortization         (20,961)       -         (16,907)     (4,054)       -
                                            --------------------------------------------------------
        Operating income                       74,102        -          63,987       9,890       225
        Interest expense                      (17,125)       -         (14,819)     (2,306)       -
                                            --------------------------------------------------------
        Income before income taxes          $  56,977    $   -       $  49,168    $  7,584    $  225
                                            ========================================================
Segment assets (at period end)              $ 689,695    $  203      $ 593,642    $ 95,655    $  195
                                            ========================================================

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

         UGI Utilities has filed suit against more than fifty insurance companies alleging that the defendants breached contracts of insurance by failing to indemnify UGI Utilities for certain environmental costs. The suit seeks to recover more than $11,000 in costs incurred by UGI Utilities at various manufactured gas plant sites.

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

4.       NATURAL GAS COMPETITION LEGISLATION

         On June 22, 1999, Pennsylvania's Natural Gas Choice and Competition Act (Gas Competition Act) was signed into law. The purpose of the Gas Competition Act is to provide all natural gas consumers in Pennsylvania with the ability to purchase their gas supplies from the supplier of their choice. Under the Gas Competition Act, local gas distribution companies (LDCs) may continue to sell gas to customers. However, such sales are subject to price regulation by the Pennsylvania Public Utility Commission (PUC). The Gas Competition Act, in conjunction with a companion bill, effectively eliminates the gross receipts tax (currently 5%) on sales of gas commencing January 1, 2000. Gas distribution services provided by LDCs remain subject to rate regulation.

         Under the Gas Competition Act, all Pennsylvania natural gas consumers will have the right to choose their natural gas commodity supplier no later than July 1, 2000. Generally, LDCs will serve as the supplier of last resort for all residential and small commercial and industrial customers unless the PUC approves another supplier of last resort. Natural gas distribution companies are required to make restructuring filings pursuant to a schedule determined by the PUC. In such restructuring filings, natural gas distribution companies may seek to recover most costs resulting from the implementation of the Gas Competition Act by requesting permission to capitalize and amortize such costs over appropriate periods. Certain other costs incurred before June 30, 2002 may be deferred for possible future recovery. Notwithstanding the ultimate treatment of such costs resulting from the implementation of the Gas Competition Act, LDCs are precluded from increasing rates for the recovery of costs, other than gas costs, until January 1, 2001.

         In order to avoid stranded costs associated with interstate pipeline capacity and storage contracts, the Gas Competition Act requires energy marketers seeking to serve customers of LDCs to accept release or assignment of a portion of the LDC's contracts (as well as contracts for Pennsylvania gas supplies) at contract rates. After July 1, 2002, a natural gas supplier may petition the PUC to avoid such contract release or assignment. The PUC, however, could only grant such petition if certain findings are made and the difference, if any, between amounts recovered by the LDC in the secondary market for such contracts and the cost of the contract is authorized for recovery.

                              UGI UTILITIES, INC.

                                  (unaudited)
                             (Thousands of dollars)


         The Company is currently evaluating the impact of the Gas Competition Act on its operations and is in the process of developing its restructuring filing. Based upon such evaluation to date, the Company does not expect the Gas Competition Act will have a material adverse impact on its financial condition or results of operations.

                               UGI UTILITIES, INC.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended June 30, 1999 (1999 three-month period) with the three months ended June 30, 1998 (1998 three-month period); (2) the nine months ended June 30, 1999 (1999 nine-month period) with the nine months ended June 30, 1998 (1998 nine-month period); and (3) the twelve months ended June 30, 1999 (1999 twelve-month period) with the twelve months ended June 30, 1998 (1998 twelve-month period). Our results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements. Although the adoption of SFAS 131 on October 1, 1998 did not change the operating segments we disclose, Gas Utility and Electric Utility results for all periods presented now include billed UGI corporate overhead costs.

1999 THREE-MONTH PERIOD COMPARED WITH 1998 THREE-MONTH PERIOD

--------------------------------------------------------------------------------------------------------------
Three Months Ended June 30,                                 1999           1998                Increase
--------------------------------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
     Natural gas system throughput - bcf                      14.7           14.5            0.2          1.4%
     Heating degree days - % warmer
        than normal                                          (15.5)         (23.7)           -            -
     Revenues                                             $   60.4       $   57.9         $  2.5          4.3%
     Total margin (a)                                     $   30.0       $   28.9         $  1.1          3.8%
     EBITDA (b)                                           $   11.3       $   10.6         $  0.7          6.6%
     Operating income                                     $    6.5       $    6.1         $  0.4          6.6%

ELECTRIC UTILITY:
     Electric sales - gwh                                    198.2          197.7            0.5          0.3%
     Revenues                                             $   16.9       $   16.5         $  0.4          2.4%
     Total margin (a)                                     $   10.8       $    7.5         $  3.3         44.0%
     EBITDA (b)                                           $    5.3       $    2.8         $  2.5         89.3%
     Operating income                                     $    4.3       $    1.8         $  2.5        138.9%
--------------------------------------------------------------------------------------------------------------

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

GAS UTILITY. Weather in the Gas Utility service territory during the 1999 three-month period was 15.5% warmer than normal but 10.6% cooler than last year. Total system throughput increased 0.2 bcf primarily as a result of the cooler weather's effect on firm- residential and commercial customers who use natural gas for space heating purposes.

The $2.5 million increase in Gas Utility's revenues during the 1999 three-month period principally reflects a $2.9 million increase in revenues from off-system sales partially offset by the impact on revenues from core market industrial customers switching to delivery service. Gas Utility cost of gas was $28.3 million, an increase of $1.4 million from the prior year period, reflecting an increase in gas costs associated with the higher off-system sales partially offset by the impact on gas costs of core market industrial customers switching to delivery service.

Gas Utility total margin during the 1999 three-month period was $1.1 million higher than in the 1998 three-month period reflecting a $0.7 million increase in margin from core market customers. In addition, total margin from delivery service customers was higher in the 1999 three-month period reflecting higher average delivery service rates and slightly higher volumes transported.

Gas Utility 1999 three-month period EBITDA and operating income increased $0.7 million and $0.4 million, respectively, as the higher total margin and greater other income was partially offset by a $0.9 million increase in operating expenses. The increase in operating expenses primarily reflects higher distribution system maintenance expenses.

ELECTRIC UTILITY. Total electric sales in the 1999 three-month period were slightly greater than last year. Although Electric Utility's Restructuring Order pursuant to Pennsylvania's Customer Choice Act permits all customers to choose their electricity generation supplier effective January 1, 1999, only approximately 5% of our sales during the 1999 three-month period represents electricity we distributed for alternate suppliers. Electric Utility revenues were higher in the 1999 three-month period reflecting in part the slight increase in sales. Electric Utility cost of sales was $5.5 million, a decline of $2.7 million, reflecting (1) lower average purchased power costs and (2) the benefit of $1.5 million resulting from the settlement of disputes arising under a power supply agreement.

Electric Utility's total margin increased during the 1999 three-month period reflecting the previously mentioned lower average purchased power costs and a $1.5 million benefit resulting from the power supply agreement settlement. Electric Utility EBITDA and operating income also increased during the 1999 three-month period reflecting the higher total margin.

                               UGI UTILITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


1999 NINE-MONTH PERIOD COMPARED WITH 1998 NINE-MONTH PERIOD

--------------------------------------------------------------------------------------------------------------
                                                                                               Increase
Nine Months Ended June 30,                                  1999           1998               (Decrease)
--------------------------------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
     Natural gas system throughput - bcf                      64.1           63.0            1.1          1.7%
     Heating degree days - % warmer
        than normal                                          (12.4)         (15.8)           -               -
     Revenues                                             $  302.6       $  307.9        $  (5.3)        (1.7)%
     Total margin                                         $  136.3       $  133.8        $   2.5          1.9%
     EBITDA                                               $   81.6       $   79.6        $   2.0          2.5%
     Operating income                                     $   67.4       $   66.1        $   1.3          2.0%

ELECTRIC UTILITY:
     Electric sales - gwh                                    676.6          662.6           14.0          2.1%
     Revenues                                             $   55.2       $   54.2        $   1.0          1.8%
     Total margin                                         $   30.7       $   25.7        $   5.0         19.5%
     EBITDA                                               $   15.0       $   10.9        $   4.1         37.6%
     Operating income                                     $   12.1       $    8.0        $   4.1         51.3%
--------------------------------------------------------------------------------------------------------------

GAS UTILITY. Weather in Gas Utility's service territory in the 1999 nine-month period was 12.4% warmer than normal compared with weather that was 15.8% warmer than normal in the prior-year period. As a result of the slightly cooler weather and an increase in total customers, total system throughput increased 1.1 bcf (1.7%).

The decrease in Gas Utility revenues is principally due to decreases in revenues from (1) core-market industrial customers; (2) retail interruptible customers; and (3) off-system sales. These decreases were partially offset by an increase in revenues from firm delivery service (including customers previously served under retail rates) and higher revenues from core market residential and commercial customers as a result of higher volumes sold. Gas Utility's cost of gas was $154.4 million in the 1999 nine-month period, a decrease of $7.7 million from the prior-year period, reflecting the decline in core market industrial and off-system sales.

The increase in the 1999 nine-month period Gas Utility total margin principally resulted from (1) a $3.4 million increase in margin from core market residential and commercial customers and (2) a $2.9 million increase in margin from firm delivery service customers. These margin increases were reduced by (1) a $2.0 million decline in margin from core market industrial customers (due in large part to customers switching to firm delivery service); (2) a $1.2 million decrease in margin from interruptible customers; and (3) a $0.6 million decrease in other margin. The decline in

                               UGI UTILITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


margin from interruptible customers resulted from a decline in oil prices relative to natural gas prices.

Gas Utility EBITDA and operating income were slightly higher in the 1999 nine-month period reflecting the increase in total margin. Total operating and administrative expenses were $1.3 million higher in the 1999 nine-month period. Operating expenses in the 1999 period reflect higher distribution system maintenance expenses offset by lower accruals for uncollectible accounts and medical benefits. Operating expenses in the 1998 nine-month period are net of $1.6 million of income from an insurance recovery.

ELECTRIC UTILITY. Total electric sales were 14.0 gwh (2.1%) higher in the 1999 nine-month period on weather that was 2.9% colder than last year.
Notwithstanding the colder weather, temperatures were nearly 7% warmer than normal.

Electric Utility revenues increased $1.0 million in the 1999 nine-month period as a result of the higher sales. The increase in revenues resulting from the higher sales was partially reduced by lower revenues from Electric Utility customers who purchased the electric generation portion of their electric service from other suppliers. Electric Utility cost of sales was $22.2 million, a decrease of $3.9 million, as the impact of the higher sales was more than offset by (1) the benefit of $1.5 million resulting from a power supply agreement settlement entered into during the 1999 three-month period and (2) lower average purchased power costs.

Electric Utility's total margin increased $5.0 million as a result of (1) lower average purchased power costs; (2) the impact of the power supply agreement settlement; and (3) the higher sales. Electric Utility EBITDA and operating income increased as a result of the higher total margin partially offset by a decrease in other income.

                               UGI UTILITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


1999 TWELVE-MONTH PERIOD COMPARED WITH 1998 TWELVE-MONTH PERIOD

-----------------------------------------------------------------------------------------------------------
                                                                                            Increase
Twelve Months Ended June 30,                                  1999           1998          (Decrease)
-----------------------------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
     Natural gas system throughput - bcf                       76.0           74.9          1.1        1.5%
     Heating degree days - % warmer
        than normal                                           (12.9)         (15.6)         -          -
     Revenues                                               $ 344.8        $ 356.3      $ (11.5)      (3.2)%
     Total margin                                           $ 159.8        $ 157.3      $   2.5        1.6%
     EBITDA                                                 $  84.9        $  80.9      $   4.0        4.9%
     Operating income                                       $  66.1        $  64.0      $   2.1        3.3%

ELECTRIC UTILITY:
     Electric sales - gwh                                     890.4          863.8         26.6        3.1%
     Revenues                                               $  73.1        $  71.4      $   1.7        2.4%
     Total margin                                           $  39.0        $  34.3      $   4.7       13.7%
     EBITDA                                                 $  17.7        $  13.9      $   3.8       27.3%
     Operating income                                       $  13.7        $   9.9      $   3.8       38.4%
-----------------------------------------------------------------------------------------------------------

GAS UTILITY. Weather in Gas Utility's service territory during the 1999 twelve-month period was 12.9% warmer than normal but 3.2% colder than the 1998 twelve-month period. As a result of the slightly colder weather and an increase in our customer base, total system throughput increased 1.1 bcf (1.5%).

The decrease in Gas Utility's revenues principally reflects (1) an $8.6 million decrease in revenues from core market industrial customers (due largely to customers switching to delivery service); (2) a $5.2 million decrease in revenues from off-system sales; and (3) a $2.8 million decrease in revenues from interruptible retail customers. These decreases were offset by a $2.6 million increase in revenues from delivery service customers and an increase in revenues from core market residential customers resulting from the higher sales. Cost of gas sold for the 1999 twelve-month period was $171.9 million, a decrease of $13.6 million from the prior year twelve-month period. The decline is a result of the lower off-system sales, lower average purchased gas costs, and the impact of the lower sales to core market industrial customers.

The increase in Gas Utility's 1999 twelve-month period total margin includes a $3.2 million increase in total margin from core market residential and commercial customers and a $3.3 million increase in total margin from firm delivery service customers. These increases were primarily reduced by a $2.4 million decline in margin from core market industrial customers and a $1.5

                               UGI UTILITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


million reduction in margin from interruptible customers reflecting a less favorable price spread between natural gas and oil.

EBITDA in the 1999 twelve-month period was higher than in the 1998 twelve-month period reflecting the higher total margin, a $0.9 million increase in other income, and slightly lower operating expenses due in part to lower expenses for uncollectible accounts. Operating income also increased in the 1999 twelve-month period reflecting the increase in EBITDA offset by higher charges for depreciation.

ELECTRIC UTILITY. Total electric sales during the 1999 twelve-month period were higher than during the prior year as a result of (1) slightly colder heating-season weather; (2) warmer summer air conditioning weather; and (3) an increase in the number of customers. Electric Utility revenues increased $1.7 million as the greater revenue from the higher sales was partially offset by the decline in revenues from customers choosing alternate electric generation suppliers.

Electric Utility cost of sales was $31.1 million in the 1999 twelve-month period, a decrease of $2.9 million from the prior year, as the impact of the higher sales was more than offset by the benefit of $1.5 million resulting from the previously mentioned power supply agreement settlement and lower average purchased power costs.

Electric Utility's total margin increased $4.7 million as a result of (1) lower average purchased power costs; (2) the impact of the power supply agreement settlement; and (3) the higher sales. Electric Utility EBITDA and operating income increased as a result of the higher margin partially offset by a decrease in other income.

                        FINANCIAL CONDITION AND LIQUIDITY

CAPITAL STRUCTURE

The Company's debt outstanding at June 30, 1999 totaled $246.8 million compared with $255.6 million at September 30, 1998. Included in these amounts are bank loans of $59.6 million and $68.4 million, respectively. Under our revolving credit agreements, we may borrow up to $97 million.

CASH FLOWS

The Company's cash flows from operating activities are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are generally lowest during the first and fourth fiscal quarters. Accordingly, cash flows from operations for the nine months ended June 30, 1999 are not necessarily indicative of cash flows to be expected for a full year.

                               UGI UTILITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


OPERATING ACTIVITIES. Cash provided by operating activities was $61.0 million during the nine months ended June 30, 1999. In the prior-year period, operating activities provided $45.8 million of cash. Changes in operating working capital during the nine months ended June 30, 1999 provided $1.2 million of operating cash flow while changes in operating working capital during the nine months ended June 30, 1998 used $12.7 million of operating cash flow. Cash generated by operating activities before changes in operating working capital totaled $59.8 million during the nine months ended June 30, 1999, slightly higher than the $58.5 million generated in the prior-year period.

INVESTING ACTIVITIES. We spent $25.0 million for property, plant and equipment in the nine months ended June 30, 1999 compared with $24.0 million in the nine months ended June 30, 1998. The increase reflects slightly higher capital expenditures in both the Gas Utility and Electric Utility.

FINANCING ACTIVITIES. Cash flows from financing activities for the 1999 nine-month period include dividends on preferred stock of $1.2 million compared with $1.8 million of such dividends in the 1998 nine-month period. The lower preferred stock dividends in the current-year period resulted from the redemption of $15 million face value of Series Preferred Stock in April 1998. During the 1999 nine-month period, we paid $29.0 million of dividends to our parent company, UGI. In the prior-year nine-month period, we paid $22.6 million of dividends to UGI.

Net repayments under UGI Utilities revolving credit agreements totaled $8.8 million in the 1999 nine-month period compared with net repayments of $16.3 million in the prior-year period. During the nine months ended June 30, 1998, UGI Utilities issued $35 million of notes under its Series B Medium-Term Note program. There were no issuances of long-term debt during the 1999 nine-month period.

UGI STRATEGIC INITIATIVES

On July 28, 1999, the parent company of UGI Utilities, UGI Corporation, announced several strategic and financial initiatives designed to increase shareholder value and position UGI for growth, including a focus on long-term value creation through growth of UGI's existing propane, natural gas and electric businesses. Concurrently, it announced the termination of its previously announced intention to sell UGI Utilities.

NATURAL GAS COMPETITION LEGISLATION

On June 22, 1999, Pennsylvania's Natural Gas Choice and Competition Act (Gas Competition Act) was signed into law. The purpose of the Gas Competition Act is to provide all natural gas consumers in Pennsylvania with the ability to purchase their gas supplies from the supplier of their choice. Under the Gas Competition Act, all Pennsylvania natural gas consumers will have the right to choose their natural gas commodity supplier by July 1, 2000. Local gas distribution companies (LDCs) may continue to sell gas to customers. However, such sales are subject to price regulation by the Pennsylvania Public Utility Commission (PUC). The Gas Competition Act, in conjunction with a

                              UGI UTILITIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


companion bill, effectively eliminates the gross receipts tax (currently 5%) on sales of gas commencing January 1, 2000. Gas distribution services provided by LDCs remain subject to rate regulation.

The Company is currently evaluating the impact of the Gas Competition Act on its operations and is in the process of developing its restructuring filing. Based upon such evaluation to date, the Company does not expect the gas Competition Act will have a material adverse impact on its financial condition or results of operations. For a more detailed discussion of Gas Competition Act, see Note 4 to Condensed Consolidated Financial Statements.

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

We have successfully completed the modification and testing of all our critical IT and non-IT systems that were not Y2K compliant including Electric Utility's System Control and Data Acquisition (SCADA) system. This system was installed during July 1999.

As previously mentioned, in addition to assuring our IT and non-IT systems are Y2K compliant, we developed and implemented a program to assess the readiness of our key suppliers and third-

                               UGI UTILITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


party providers, including suppliers of interstate transportation capacity, natural gas producers and electricity interchange providers. Although none of our products or services are of themselves date sensitive, as a utility company we are dependent upon other companies whose IT and non-IT systems may not be Y2K compliant. We have completed our program to contact and inquire of the readiness of these key suppliers and vendors. We have evaluated the responses received from our critical vendors and suppliers and to the extent we were not satisfied with the responses, or have determined that the responses indicate a lack of Y2K readiness, we have developed contingency plans. The major elements of these contingency plans are based upon the use of manual back-up systems, additional staffing, and alternative supply sources. These contingency plans attempt to mitigate the potential impact of Y2K noncompliance by our key suppliers and vendors. However, these plans cannot assure that business disruptions that may be caused by key suppliers or third-party providers will not have a material adverse impact on our operations. Gas Utility and Electric Utility have completed their contingency plans.

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

Although Gas Utility is subject to changes in the price of natural gas, the current regulatory framework allows Gas Utility to recover prudently incurred gas costs from its customers. In addition, the Gas Competition Act permits LDCs to recover prudently incurred costs of gas sold to customers including requiring customers transferring to alternate natural gas suppliers to pay or receive undercollections or overcollections of gas costs for an appropriate period of time following such transfer. Consequently, there currently is limited commodity price risk associated with Gas Utility due to the current and projected rate-making structure.

Because the sources and costs of our electric power vary from period to period and because we discontinued regulatory accounting for the electric generation portion of our business in June 1998, Electric Utility's quarterly results have been, and future results are likely to be, more volatile. In addition, Electric Utility purchases power it does not otherwise produce, representing more than 50 percent of its power needs, under power supply arrangements with other producers

                               UGI UTILITIES, INC.


and, to a much lesser extent, on the spot market. Spot market prices for power can be volatile, especially during peak demand periods. Because Electric Utility's generation rates are currently capped during the period that stranded costs are being recovered through the CTC (which period is expected to extend until December 31, 2002), increases in costs to purchase or produce its electric power needs will adversely impact Electric Utility's results.

We have interest rate exposure associated with borrowings under our revolving credit agreements. These agreements provide for interest rates on borrowings which are indexed to short-term market interest rates. Based upon the average level of borrowings outstanding under these agreements during the twelve months ended June 30, 1999, an increase in short-term interest rates of 50 basis points (0.5%) would have increased annual interest expense by approximately $0.3 million.


                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits:


                  10 Summary of Terms of UGI Corporation 1999 Restricted Stock Awards incorporated by reference to Exhibit 10 to UGI Corporation Quarterly Report on Form 10-Q for quarter ended June 30, 1999

                  12.1     Computation of ratio of earnings to fixed charges

                  12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends

                  27       Financial Data Schedule


         (b) The Company filed a Current Report on Form 8-K dated May 25, 1999, reporting the suspension of the sale of the Registrant in Items 5 and 7.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         UGI Utilities, Inc.
                                            (Registrant)



Date:  August 13, 1999                   By:  J. C. Barney
----------------------                   ---------------------------------------
                                         J. C. Barney, Senior Vice President -
                                         Finance
                                         (Principal Financial Officer)

                      UGI UTILITIES, INC. AND SUBSIDIARIES


                                  EXHIBIT INDEX



10 Summary of Terms of UGI Corporation 1999 Restricted Stock Awards incorporated by reference to Exhibit 10 to UGI Corporation Quarterly Report on Form 10-Q for quarter ended June 30, 1999

12.1     Computation of ratio of earnings to fixed charges

12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends

27       Financial Data Schedule