Form 10-K405
period 1999-09-30
UGI UTILITIES INC
filed 1999-12-23
CIK 100548

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At December 1, 1999 there were 26,781,785 shares of UGI Utilities Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                                                 TABLE OF CONTENTS

PART I                         BUSINESS                                                                  PAGE
        Items 1 and 2          Business and Properties...................................................     1
                                 General.................................................................     1
                                 Gas Utility Operations..................................................     1
                                 Electric Utility Operations.............................................     4

        Item 3                 Legal Proceedings.........................................................     9

        Item 4                 Submission of Matters to a Vote of
                                 Security Holders........................................................    12

PART II                        SECURITIES AND FINANCIAL INFORMATION

        Item 5                 Market for Registrant's Common Equity
                                 and Related Stockholder Matters.........................................    12

        Item 6                 Selected Financial Data...................................................    13

        Item 7                 Management's Discussion and Analysis of Financial
                               Condition and Results of Operations.......................................    14

        Item 7A                Quantitative and Qualitative Disclosures About Market Risk................    24

        Item 8                 Financial Statements and Supplementary Data...............................    24

        Item 9                 Changes in and Disagreements with Accountants
                                 on Accounting and Financial Disclosure..................................    24

PART III               UGI UTILITIES, INC. MANAGEMENT AND SECURITY HOLDERS

        Item 10                Directors and Executive Officers of the Registrant........................    25

        Item 11                Executive Compensation....................................................    30

        Item 12                Security Ownership of Certain Beneficial
                                 Owners and Management...................................................    39

        Item 13                Certain Relationships and Related
                                 Transactions............................................................    41

PART IV                ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

        Item 14                Exhibits, Financial Statement Schedules
                                 and Reports on Form 8-K.................................................    41

                               Signatures................................................................    45

                               Index to Financial Statements and
                               Financial Statement Schedule..............................................    F-2


                                      (i)

PART I:  BUSINESS

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES


GENERAL

         UGI Utilities, Inc. ("Utilities" or the "Company") is a public utility company that owns and operates (i) a natural gas distribution utility serving 14 counties in eastern and southeastern Pennsylvania ("Gas Utility"), and (ii) an electric utility serving parts of Luzerne and Wyoming counties in northeastern Pennsylvania ("Electric Utility"). Effective October 1, 1999, we transferred our electric generation assets to our non-utility subsidiary, UGI Development Company ("UGID"). We are a wholly owned subsidiary of UGI Corporation ("UGI").

         Utilities was incorporated in Pennsylvania in 1925 as the successor to a business founded in 1882. We are subject to regulation by the Pennsylvania Public Utility Commission ("PUC"). Utilities' executive offices are located at 100 Kachel Boulevard, Suite 400, Green Hills Corporate Center, Reading, Pennsylvania 19607, and its telephone number is (610) 796-3400. In this report, the terms "Company" and "Utilities," as well as the terms, "our," "we," and "its," are sometimes used to refer to UGI Utilities, Inc. or, collectively, UGI Utilities, Inc. and its consolidated subsidiaries.


GAS UTILITY OPERATIONS

SERVICE AREA; REVENUE ANALYSIS

         Gas Utility distributes natural gas to approximately 265,000 customers in portions of 14 eastern and southeastern Pennsylvania counties through its distribution system of approximately 4,400 miles of gas mains. The service area consists of approximately 3,000 square miles and includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon and Reading, Pennsylvania. Located in Gas Utility's service area are major production centers for basic industries such as specialty metals, aluminum and glass. For the fiscal years ended September 30, 1999, 1998 and 1997, revenues of Gas Utility accounted for approximately 82%, 83% and 84%, respectively, of our total consolidated revenues.

         System throughput (the total volume of gas sold to or transported for customers within Gas Utility's distribution system) for the 1999 fiscal year was approximately 76.1 billion cubic feet ("bcf"). System sales of gas accounted for approximately 40% of system throughput, while gas transported for commercial and industrial customers (who bought their gas from others) accounted for approximately 60% of system throughput. Based on industry data for 1998, residential customers account for approximately 35% of total system throughput by local gas distribution companies in the United States. By contrast, for the 1999 fiscal year, Gas Utility's residential customers represented 23% of its total system throughput.

SOURCES OF SUPPLY AND PIPELINE CAPACITY

         Gas Utility meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with producers and marketers, storage and transportation services from pipeline companies, and its own propane-air and liquefied natural gas peak-shaving facilities. Purchases of natural gas in the spot market are also made to reduce costs and manage storage inventory levels. These arrangements enable Gas Utility to purchase gas from Gulf Coast, Mid-Continent, Appalachian and Canadian sources. For the transportation and storage function, Utilities has agreements with a number of pipeline companies, including Texas Eastern Transmission Corporation, Columbia Gas Transmission Corporation and Transcontinental Gas Pipeline Corporation.

GAS SUPPLY CONTRACTS

         During the 1999 fiscal year, Gas Utility purchased approximately 32.5 bcf of natural gas and sold approximately 30.6 bcf to customers. Gas not sold to customers was used by Gas Utility principally for its own needs or was placed in storage for later sale to customers. Approximately 30.2 bcf or 93% of the volumes purchased were supplied under agreements with six major suppliers of natural gas. The remaining 2.3 bcf or 7% of gas purchased was supplied by producers and marketers under other arrangements, including multi-month agreements at spot prices. In fiscal year 2000, Gas Utility expects to obtain necessary gas supplies under contracts no longer than 12 months in duration. See "Natural Gas Choice and Competition Act."

SEASONAL VARIATION

         Because many of its customers use gas for heating purposes, Gas Utility's sales are seasonal, with approximately 58% of fiscal year 1999 throughput and approximately 74% of earnings before interest expense, income taxes, depreciation and amortization occurring during the winter season from November through March.

COMPETITION

         Natural gas is a fuel that competes with electricity and oil, and to a lesser extent, with propane and coal. Competition among these fuels is primarily a function of their comparative price and the relative cost and efficiency of fuel utilization equipment. Electric utilities in Gas Utility's service area are seeking new load, primarily in the new construction market. Competition with fuel oil dealers is focused on industrial customers. Gas Utility responds to this competition with marketing efforts designed to retain and grow its customer base.

         In substantially all of its service territory, Gas Utility is the only regulated gas distribution utility having the right, granted by the PUC or by law, to provide transportation services. While unregulated gas marketers have been selling gas to commercial and industrial customers in Gas Utility's service territory for over 14 years, Gas Utility provides transportation services for those sales. Pennsylvania has enacted legislation which requires a customer choice option for retail purchasers of natural gas. See "Natural Gas Choice and Competition Act."

         Commercial and industrial customers representing approximately 42% of Gas Utility's transportation system throughput (22% of transportation revenues) have the ability to switch to an alternate fuel at any time and, therefore, are served on an interruptible basis under rates which are competitively priced with respect to their alternate fuel. Gas Utility's margins from these customers, therefore, are affected by the difference, or "spread," between the customers' delivered cost of gas and the customers' delivered alternate fuel cost. In addition, other customers representing 31% of transportation system throughput (19% of transportation revenues) have locations which afford them the option, although none has exercised it, of seeking transportation service directly from interstate pipelines, thereby bypassing Gas Utility. The majority of customers in the latter group are served under transportation contracts having three- to ten-year terms. Included in these two groups are Utilities' ten largest customers in terms of annual volume. All of these customers have contracts with Utilities, seven of which extend into fiscal year 2002. No single customer represents, or is anticipated to represent, more than 1% of the total revenues of Gas Utility.

OUTLOOK FOR GAS SERVICE AND SUPPLY

         Gas Utility anticipates having adequate pipeline capacity and sources of supply available to it to meet the full requirements of all firm customers on its system through fiscal year 2000. Supply mix is diversified, market priced, and delivered pursuant to a number of long- and short-term firm transportation and storage arrangements, including transportation contracts held by some of Utilities' larger customers. Gas Utility also operates propane air and liquefied natural gas facilities to meet winter peak service requirements.

         During the 1999 fiscal year, Gas Utility supplied transportation service to three major cogeneration installations and two utility generation sites. Gas Utility continues to pursue opportunities to supply natural gas to electric generation projects located in its service territory. Gas Utility also continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In the residential market sector, Gas Utility connected 7,130 additional residential heating customers during the 1999 fiscal year, a modest increase from the previous year. Of those new customers, new home construction accounted for a record 5,692 heating customers, an increase of approximately 16% from the prior year. Customers converting from other energy sources, primarily oil, and existing non-heating gas customers who have added gas heating systems to replace other energy sources, accounted for the balance of the additions. The total number of new commercial and industrial customers was 1,174.

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

NATURAL GAS CHOICE AND COMPETITION ACT

         Since December 1982, Gas Utility has provided transportation service for commercial and industrial customers who purchase their gas from others. As noted earlier, this unbundled service accounted for approximately 60% of Gas Utility's system throughput in fiscal year 1999.

         In June 1999, Governor Ridge signed into law the Natural Gas Choice and Competition Act ("Gas Competition Act") which requires local natural gas distribution companies to extend the availability of gas transportation service to residential and small commercial customers by July 1, 2000 pursuant to a PUC-approved plan. Gas Utility submitted its plan to the PUC on October 1, 1999. We expect the PUC to act on the plan in the spring of 2000. Gas Utility designed its plan to ensure reliability of gas supply deliveries to Gas Utility on behalf of residential and small commercial customers. The plan also provides for recovery of costs associated with Gas Utility's existing pipeline capacity and gas supply contracts. If the plan is approved substantially as filed, we do not expect that the Gas Competition Act will have a material adverse impact on our financial condition or results of operations. See Note 2 to the Consolidated Financial Statements.


ELECTRIC UTILITY OPERATIONS

ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

         On January 1, 1997, Pennsylvania's Electricity Generation Customer Choice and Competition Act (Electricity Customer Choice Act) became effective. The Electricity Customer Choice Act permits all Pennsylvania retail electric customers to choose their electric generation supplier. Pursuant to the Act, all electric utilities were required to file restructuring plans with the PUC which, among other things, included unbundled prices for electric generation, transmission and distribution and a competitive transition charge (CTC) for the recovery of "stranded costs" which would be paid by all customers receiving distribution service. Stranded costs generally are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Under the Electricity Customer Choice Act, Electric Utility's rates for transmission and distribution services provided through June 30, 2001 are capped at levels in effect on January 1, 1997. In addition, Electric Utility generally may not increase prices for electric generation as long as stranded costs are being recovered through the CTC. In accordance with the restructuring proceedings discussed below, Utilities expects to collect a CTC from all distribution customers until December 31, 2002. Electric Utility will continue to be the only regulated electric utility having the right, granted by the PUC or by law, to distribute electric energy in its service territory.

         On June 19, 1998, the PUC entered its Opinion and Order (the "Restructuring Order") in Electric Utility's restructuring proceeding under the Electricity Customer Choice Act. The Restructuring Order authorized Electric Utility to recover from its customers approximately $32.5 million in stranded costs (on a full revenue requirements basis, which includes all income and gross receipts taxes) over a four-year period commencing January 1, 1999 through a CTC, together with carrying charges on unrecovered balances of 7.94%. Electric Utility's recoverable stranded costs include approximately $8.7 million for the termination of a 1993 power purchase agreement with Foster Wheeler Penn Resources, Inc., an independent power producer. Since January 1, 1999, all of Electric Utility's customers have been permitted to select an alternative electric generation supplier. Customers choosing another supplier currently receive an average generation "shopping credit" (developed from system-wide generation rates) of 3.67 cents per kilowatt hour ("kwh"), which will remain in effect through December 31, 2000. The shopping credit will increase to 4.3 cents per kwh in calendar years 2001 and 2002.

         As noted above, Electric Utility's power generation rates are capped until December 31, 2002. Because Electric Utility has discontinued regulatory accounting, which permitted it to adjust customer charges to reflect changes in Electric Utility's power costs, quarterly results have been, and future results are likely to be, more volatile, due in large part to seasonal variations in such costs. Results will also be affected by the number of customers who choose to purchase their power from other suppliers during any given time period. During fiscal 1999, Utilities received PUC approval to transfer its electric generation assets to a non-utility subsidiary. These electric generation assets, consisting principally of Utilities' Hunlock generating station and its 1.11% interest in the Conemaugh generating station, were transferred effective October 1, 1999 to UGID, a wholly-owned subsidiary of Utilities. UGID has been granted "Exempt Wholesale Generator" status by FERC.

SERVICE AREA; REVENUE ANALYSIS

         Electric Utility supplies electric service to approximately 61,000 customers in portions of Luzerne and Wyoming Counties in northeastern Pennsylvania through a system consisting of approximately 2,100 miles of transmission and distribution lines and 14 transmission substations. For the 1999 fiscal year, about 52% of sales volume came from residential customers, 35% from commercial customers and 13% from industrial customers. Electricity transported for customers who purchased their power from others pursuant to the Electricity Customer Choice Act represented approximately 5% of this sales volume. For the 1999, 1998 and 1997 fiscal years, revenues of Electric Utility accounted for approximately 18%, 17%, and 16%, respectively, of our total consolidated revenues.

SOURCES OF SUPPLY

         Electric Utility distributes both electricity that it purchases from others (including UGID) and, since November 1, 1997, electricity that customers purchase from other suppliers. Through UGID, Utilities owns and operates the Hunlock generating station located near Kingston, Pennsylvania ("Hunlock Station"); it also has a 1.11% ownership interest in the Conemaugh generating station located near Johnstown, Pennsylvania ("Conemaugh Station"), which is operated by another utility. These two coal-fired stations can generate up to 69 megawatts of electric power for Electric Utility and provided approximately 50% of its energy requirements during the 1999 fiscal year.

         Effective August 1, 1999, Utilities and PP&L terminated their 1992 power supply agreement and entered into a new agreement. Through December 2000, PP&L will supply approximately 30% of Electric Utility's energy requirements and, through February 2001, PP&L will supply all of Electric Utility's capacity requirements in excess of its capacity from other sources. Electric Utility expects to enter into short-term contracts to meet the balance of its energy needs.

         UGID is evaluating the potential of the Hunlock Station site, and currently expects to operate the Hunlock plant through the next few years. Decisions regarding the operation of Hunlock Station will be highly dependent on market prices for power.

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

SEASONALITY

         Sales and distribution of electricity for residential heating purposes accounted for approximately 20% of the total sales of Electric Utility during the 1999 fiscal year. Electricity competes with natural gas, oil, propane and other heating fuels in this use. Approximately 53% of volume occurred during the six coldest months of the 1999 fiscal year (November through April), demonstrating modest seasonality favoring winter due to the use of electricity for residential heating purposes.

UTILITY REGULATION AND RATES

PENNSYLVANIA PUBLIC UTILITY COMMISSION JURISDICTION

         Utilities' gas and electric utility operations, which exclude electric generation, are subject to regulation by the PUC as to rates, terms and conditions of service, accounting matters, issuance of securities, contracts and other arrangements with affiliated entities, and various other matters. As noted earlier, effective October 1, 1999 Utilities transferred its electric generation assets to UGID. UGID has FERC authority to sell power at market-based rates. Generally, UGID is not subject to regulation by the PUC.

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

PURCHASED GAS COST RATES

         Gas Utility's gas service tariff contains Purchased Gas Cost ("PGC") rates which provide for annual increases or decreases in the rate per thousand cubic feet ("mcf") which Gas Utility charges for natural gas sold by it, to reflect Utilities' projected cost of purchased gas. PGC rates may also be adjusted quarterly, or monthly, to reflect purchased gas costs. Each proposed PGC rate is required to be filed with the PUC six months prior to its effective date. During this period the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels which meet that standard. The PGC mechanism also provides for an annual reconciliation. Utilities has two PGC rates. PGC (1) is applicable to small, firm, core market customers consisting of the residential and small commercial and industrial classes; PGC (2) is applicable to firm, contractual, high-load factor customers served on three separate rates. In addition, residential customers maintaining a high load factor may qualify for the PGC (2) rate.

ENERGY COST RATES

         In accordance with provisions of the Electricity Customer Choice Act, the PUC approved Electric Utility's application to roll its energy cost rate ("ECR") into its base rates effective as of May 2, 1997, at a combined level not to exceed the rate cap established as of January 1, 1997. Before January 1, 1997, the ECR permitted Electric Utility to adjust customer charges to reflect annual changes in the cost of purchased power, fuel, interchange power and the cost of transmitting power purchased from external sources. Electric Utility may no longer adjust customer charges to reflect changes in such costs.

BASE RATES

         Gas Utility's current base rates have been in effect since August 31, 1995. Rates for total non-gas charges to retail customers are currently capped through December 31, 2000 pursuant to the Gas Competition Act. Electric Utility's current base rates have been in effect since July 19, 1996 and are capped through June 2001 pursuant to the Electricity Customer Choice Act. See
Note 2 to the Consolidated Financial Statements.

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


OTHER GOVERNMENT REGULATION

         In addition to regulation by the PUC, the gas and electric utility operations of Utilities are subject to various federal, state and local laws governing environmental matters, occupational health and safety, pipeline safety and other matters. Certain of Utilities' activities involving the interstate movement of natural gas, the transmission of electricity, transactions with non-utility generators of electricity, like UGID, and other matters, are also subject to the jurisdiction of FERC.

         Utilities is subject to the requirements of the federal Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act ("Superfund Law") and comparable state statutes with respect to the release of hazardous substances on property owned or operated by Utilities. See ITEM 3. "LEGAL PROCEEDINGS - Environmental Matters - Manufactured Gas Plants." The electric generation activities of Utilities are also subject to the Clean Air Act Amendments, the Federal Water Pollution Control Act and comparable state statutes and regulations. See "UTILITY OPERATIONS - Generation and Distribution of Electricity Environmental-Factors."

BUSINESS SEGMENT INFORMATION

         The table stating the amounts of revenues, operating income (loss) and identifiable assets attributable to Utilities' operating segments for the 1999, 1998 and 1997 fiscal years appears in Note 10 "Segment Information" of Notes to Consolidated Financial Statements included in this Report and is incorporated herein by reference.


EMPLOYEES

         At September 30, 1999, Utilities and its subsidiaries had 1,138 employees.


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


RELATED MATTER

         1. UGI Utilities, Inc. v. Insurance Co. of North America, et. al. On February 11, 1999, UGI Utilities, Inc. filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania against more than fifty insurance companies, including Insurance Services, Ltd. (AEGIS). The complaint alleges that the defendants breached contracts of insurance by failing to indemnify Utilities for certain environmental costs. The suit seeks to recover more than $11 million in costs incurred by Utilities at various manufactured gas plant sites. The case is in the preliminary discovery phase.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the last fiscal quarter of the 1999 fiscal year.


PART II: SECURITIES AND FINANCIAL INFORMATION


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

         All of the outstanding shares of the Company's Common Stock are owned by UGI and are not publicly traded.


DIVIDENDS

         Dividends declared on the Company's Common Stock totaled $29 million in the 1999 fiscal year, $22.6 million in the 1998 fiscal year and $25.1 million, including a $1 million intercompany receivable, in the 1997 fiscal year.

ITEM  6.  SELECTED  FINANCIAL  DATA



                                                                         Year Ended
                                                                         September 30,
                                          -----------------------------------------------------------------------------
                                            1999             1998             1997             1996             1995
                                          ---------        ---------        ---------        ---------        ---------

                                                                      (Thousands of dollars)
FOR  THE  PERIOD:
INCOME STATEMENT DATA:
    Revenues                              $ 420,647        $ 422,283        $ 461,208        $ 460,496        $ 357,364
                                          =========        =========        =========        =========        =========

    Income before accounting change       $  38,868        $  35,551        $  38,711        $  38,348        $  28,018
    Change in accounting for
         postemployment benefits                 --               --               --               --           (1,028)
                                          ---------        ---------        ---------        ---------        ---------

    Net income                               38,868           35,551           38,711           38,348           26,990
    Dividends on preferred stock              1,550            2,160            2,764            2,765            2,778
                                          ---------        ---------        ---------        ---------        ---------

    Net income after dividends
         on preferred stock               $  37,318        $  33,391        $  35,947        $  35,583        $  24,212
                                          =========        =========        =========        =========        =========

AT  PERIOD  END:
BALANCE SHEET DATA:
    Total assets                          $ 712,533        $ 690,317        $ 681,378        $ 649,899        $ 661,480
                                          =========        =========        =========        =========        =========

    Capitalization:
        Debt:
          Bank loans                      $  87,400        $  68,400        $  67,000        $  50,500        $  42,000
          Long-term debt including
            current maturities:             180,047          187,170          169,294          176,654          208,162
                                          ---------        ---------        ---------        ---------        ---------
          Total debt                        267,447          255,570          236,294          227,154          250,162

        Preferred stock subject to
             mandatory redemption            20,000           20,000           35,187           35,187           35,202
        Common equity                       219,560          211,242          200,494          189,441          186,803
                                          ---------        ---------        ---------        ---------        ---------
    Total capitalization                  $ 507,007        $ 486,812        $ 471,975        $ 451,782        $ 472,167
                                          =========        =========        =========        =========        =========

RATIO OF CAPITALIZATION:
    Total debt                                 52.8%            52.5%            50.0%            50.3%            53.0%
    UGI Utilities preferred stock               3.9%             4.1%             7.5%             7.8%             7.4%
    Common equity                              43.3%            43.4%            42.5%            41.9%            39.6%
                                          ---------        ---------        ---------        ---------        ---------
                                              100.0%           100.0%           100.0%           100.0%           100.0%
                                          =========        =========        =========        =========        =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FISCAL 1999 COMPARED WITH FISCAL 1998

                                                                                                 Increase
Year Ended September 30,                                      1999             1998             (Decrease)
------------------------                                      ----             ----             ----------

(Millions of dollars)
GAS UTILITY:
     Natural gas system throughput - bcf (a)                  76.1            74.9            1.2       1.6 %
     Degree days - % warmer than normal                       12.8%           16.3%           -         -
     Revenues                                               $345.6          $350.2          $(4.6)     (1.3)%
     Total margin                                           $160.6          $157.2          $ 3.4       2.2 %
     EBITDA                                                 $ 87.0          $ 82.9          $ 4.1       4.9 %
     Operating income                                       $ 68.0          $ 64.8          $ 3.2       4.9 %

ELECTRIC UTILITY:
     Sales - gwh (a)                                         900.4           876.4           24.0       2.7 %
     Revenues                                               $ 75.0          $ 72.1          $ 2.9       4.0 %
     Total margin                                           $ 38.6          $ 34.0          $ 4.6      13.5 %
     EBITDA (b)                                             $ 16.8          $ 13.6          $ 3.2      23.5 %
     Operating income                                       $ 12.8          $  9.7          $ 3.1      32.0 %


(a) bcf - billions of cubic feet. gwh - millions of kilowatt hours. Total margin represents revenues less cost of sales and revenue-related taxes.

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

GAS UTILITY. Weather in Gas Utility's service territory was 12.8% warmer than normal in Fiscal 1999 but 4.2% colder than in Fiscal 1998. Total system throughput increased 1.6% as a result of the slightly colder weather as well as an increase in total customers.

The decrease in Gas Utility revenues in Fiscal 1999 is principally due to several of our core market industrial customers switching from retail to delivery service. Under retail service, we bill our customers for the transportation of gas through our distribution system as well as the cost of the gas itself, for which we get dollar-for-dollar recovery. Under delivery service, we bill customers for the transportation of the gas but not for the gas itself. Our revenues from customers who switch to delivery service are therefore lower, but there is little impact on our total margin. Partially offsetting the decline in revenues from our core market industrial customers was an increase in revenues from sales to our core market residential and commercial customers. Gas Utility cost of gas was $172.0 million in 1999, a decrease of $7.6 million from 1998, reflecting the impact of core market industrial customers switching to delivery service.

The increase in Gas Utility total margin in Fiscal 1999 includes a $3.6 million increase from sales to our core market residential and commercial customers. Total margin from interruptible customers (who have the ability to switch to alternate fuels, principally oil) was slightly lower in Fiscal 1999. The decline in total margin from our interruptible customers reflects lower interruptible rates due to a decline in the spread between oil and natural gas prices during most of Fiscal 1999.

Gas Utility operating income was higher in Fiscal 1999 reflecting the increase in total margin and higher other income partially offset by slightly higher operating and administrative expenses and increased charges for depreciation. Operating expenses in the prior year are net of $1.6 million of income from an insurance recovery. Excluding the impact of the insurance recovery in Fiscal 1998, total Gas Utility operating and administrative expenses in Fiscal 1999 were essentially unchanged.

ELECTRIC UTILITY. The increase in Fiscal 1999 sales of electricity reflects slightly colder heating season weather and warmer weather during the summer air conditioning season. Electric Utility revenues increased $2.9 million in Fiscal 1999 principally as a result of the higher sales. Although Electric Utility's Restructuring Order filed pursuant to Pennsylvania's Electricity Customer Choice Act gives all of our customers the ability to choose their electricity generation supplier effective January 1, 1999, only approximately 5% of our sales during Fiscal 1999 represented electricity we distributed for alternate suppliers. Notwithstanding the increase in Electric Utility sales in Fiscal 1999, cost of sales decreased $1.8 million to $33.2 million. The impact of the higher Fiscal 1999 sales on purchased power costs was more than offset by (1) the benefit of a power supply agreement settlement and (2) lower average purchased power costs.

Electric Utility's total margin increased $4.6 million as a result of (1) the power supply agreement settlement, (2) lower average purchased power costs, and
(3) the higher sales. EBITDA and operating income were also higher as the greater total margin was partially offset by higher maintenance costs for our generation assets, higher customer service and information expenses, and lower other income.

Fiscal 1998 Compared with Fiscal 1997


                                                                                                 Increase
Year Ended September 30,                                      1998             1997             (Decrease)
------------------------                                      ----             ----             ----------
(Millions of dollars)
GAS UTILITY:
     Natural gas system throughput - bcf (a)                  74.9            80.2              (5.3)     (6.6)%
     Degree days - % warmer than normal                       16.3%            4.8%              -         -
     Revenues                                                $350.2         $389.1            $(38.9)    (10.0)%
     Total margin                                            $157.2         $168.7            $(11.5)     (6.8)%
     EBITDA                                                  $ 82.9         $ 87.3            $ (4.4)     (5.0)%
     Operating income                                        $ 64.8         $ 70.1            $ (5.3)     (7.6)%

ELECTRIC UTILITY:
     Sales - gwh (a)                                          876.4          868.5               7.9       0.9 %
     Revenues                                                $ 72.1         $ 72.1            $  -            -%
     Total margin                                            $ 34.0         $ 35.2            $ (1.2)     (3.4)%
     EBITDA (b)                                              $ 13.6         $ 14.0            $ (0.4)     (2.9)%
     Operating income                                        $  9.7         $  9.8            $ (0.1)     (0.1)%


(a) bcf - billions of cubic feet. gwh - millions of kilowatt hours. Total margin represents revenues less cost of sales and revenue-related taxes.

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

GAS UTILITY. Weather in Gas Utility's service territory was 16.3% warmer than normal in Fiscal 1998 compared with weather that was 4.8% warmer than normal in Fiscal 1997. Our total system throughput decreased 6.6% in Fiscal 1998 primarily because the warmer weather resulted in a 5.1 bcf reduction (14.5%) in sales to our core market customers.

The decrease in Gas Utility's revenues in Fiscal 1998 was primarily due to the lower volumes sold to our core market customers. Our cost of gas sold decreased $25.5 million to $179.6 million in Fiscal 1998 also reflecting the lower sales to core market customers.

The decrease in Gas Utility's total margin includes (1) a $9.9 million decrease in margin from our core market customers and (2) a $2.7 million decrease in margin from our interruptible customers. Interruptible margin in Fiscal 1998 was impacted by lower interruptible transportation rates. Gas Utility reduced its rates to alternate-fuel interruptible customers in order to remain competitive with declining oil prices.

Gas Utility EBITDA decreased $4.4 million in Fiscal 1998 reflecting the lower total margin partially offset by lower operating expenses and higher other income. Gas Utility's operating expenses during Fiscal 1998 decreased $5.9 million principally as a result of (1) $1.6 million of income from an insurance recovery, (2) a $2.1 million decrease in distribution system maintenance expenses, (3) lower charges relating to environmental matters, and (4) lower allocated UGI corporate expenses. Operating income was lower in Fiscal 1998 reflecting the previously mentioned lower EBITDA and a $1.0 million increase in depreciation charges.

ELECTRIC UTILITY. Pennsylvania's Electricity Customer Choice Act and the associated Restructuring Order issued by the PUC in June 1998 (see "Customer Choice Legislation" below) did not have a significant effect on Electric Utility's Fiscal 1998 results. Total electric sales were higher in Fiscal 1998 reflecting the warmer summer weather's effect on air conditioning use and an increase in the number of customers. Electric Utility revenues in Fiscal 1998 were equal to Fiscal 1997 reflecting higher total sales offset by the effects of our Electricity Customer Choice Act pilot program. Our Electricity Customer Choice Act pilot program allowed a limited number of our customers to choose another supplier of electricity beginning November 1, 1997. Because pilot program participants buy their electricity from others, we record revenues for distributing the electricity over our wires but we do not record revenues related to the electricity itself.

Our cost of sales increased to $35.0 million in Fiscal 1998 from $33.8 million in Fiscal 1997. The increase was due to slightly higher costs to generate electricity and higher purchased power costs. In accordance with the June 1998 Restructuring Order, our rates reflect a fixed amount for electric generation costs, and we no longer recover a separate Energy Cost Rate ("ECR"). As a result, we no longer defer the difference between our actual costs of electricity and the amount of such costs included in our rates.

Electric Utility's total margin decreased $1.2 million in Fiscal 1998 due to higher generation and purchased power costs. The decrease in operating income reflects the net effects of (1) lower total margin, (2) legal expenses associated with Restructuring Order activities, and (3) higher other income.

FINANCIAL CONDITION AND LIQUIDITY

CAPITALIZATION AND LIQUIDITY

UGI Utilities' debt outstanding at September 30, 1999 totaled $267.4 million compared with $255.6 million at September 30, 1998. The increase reflects higher borrowings under our revolving credit facilities. We did not issue any additional long-term debt during 1999 but had long-term debt repayments of $7.1 million.

UGI Utilities' primary cash sources have been (1) cash generated by operations,
(2) borrowings under its revolving credit agreements, and (3) debt issued under its Medium-Term Note program. Under its Medium-Term Note program, UGI Utilities can issue up to an additional $52 million of unsecured debt through June 17, 2000.

UGI Utilities may borrow up to $117 million under its revolving credit agreements. Borrowings under these agreements totaled $87.4 million at September 30, 1999 and $68.4 million at September 30, 1998. The revolving credit agreements contain financial covenants including interest coverage ratios and minimum tangible net worth. At September 30, 1999, UGI Utilities could borrow up to the maximum amount available under its revolving credit agreements.

Management believes that UGI Utilities' cash flow from operations and borrowings under its Medium-Term Note programs and bank credit facilities will satisfy UGI Utilities' cash needs in fiscal 2000. For a more detailed discussion of UGI Utilities debt and credit facilities, see Note 3 to Consolidated Financial Statements.

CASH FLOWS

OPERATING ACTIVITIES. Cash flow from operating activities was $62.2 million in Fiscal 1999 compared with $50.2 million in Fiscal 1998. Cash flow from operating activities before changes in operating working capital was $70.5 million in Fiscal 1999 compared with $69.0 million in Fiscal 1998. Changes in operating working capital in Fiscal 1999 used $8.4 million of operating cash flow principally from (1) an increase in accounts receivable and (2) changes in deferred fuel costs. Changes in operating working capital in Fiscal 1998 used $18.9 million of operating cash flows principally from (1) a decrease in accounts payable, (2) changes in deferred fuel costs, and (3) higher income tax payments.

INVESTING ACTIVITIES. Expenditures for property, plant and equipment were $36.4 million in Fiscal 1999 compared with $37.2 million in Fiscal 1998. The decrease is primarily a result of lower Electric Utility capital expenditures.

FINANCING ACTIVITIES. During Fiscal 1999 we paid $29 million in cash dividends to UGI and $1.6 million in dividends to holders of our preferred stock. During Fiscal 1998, we paid $22.6 million in cash dividends to UGI and $2.1 million in dividends on our preferred stock. In Fiscal 1999 we borrowed a net $19 million under our revolving credit agreements compared with borrowings of $1.4 million in Fiscal 1998. In Fiscal 1998 we (1) borrowed $35 million under our Medium-Term Note program, (2) repaid $17.1 million of long-term debt and (3) redeemed $15 million of our preferred stock. In Fiscal 1999, we repaid $7.1 million of long-term debt.

CAPITAL EXPENDITURES

The following table presents capital expenditures of Gas Utility and Electric Utility for the fiscal years ended September 30, 1999, 1998 and 1997, as well as expected amounts for fiscal 2000. Utilities expects to finance fiscal 2000 capital expenditures through internally generated cash and borrowings under its credit facilities.



Year Ended September 30,                       2000          1999         1998          1997
------------------------                       ----          ----         ----          ----
(Millions of dollars)                       (estimate)

Gas Utility                                   $36.6          $31.9        $32.0         $36.7
Electric Utility                                6.1            4.5          5.2           5.0
                                              -----          -----        -----         -----
                                              $42.7          $36.4        $37.2         $41.7
                                              -----          -----        -----         -----

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

Recognizing the potential business consequences of the Y2K issue, we conducted a detailed assessment of our critical, date-sensitive, computer-based systems to identify those systems that were not Y2K compliant and developed programs to modify those systems that were not otherwise scheduled for replacement prior to the year 2000. Our Y2K compliance efforts focused on our ability to continue to perform three critical operating functions: (1) obtain products to sell; (2) provide service to our customers; and (3) bill customers and pay our vendors and employees.

Those systems that we assessed included (1) our information technology ("IT") systems such as computer hardware and software we use in the operation of our business and (2) our non-IT systems that contain embedded systems with potentially date-sensitive components such as micro-controllers contained in various equipment and facilities. Among these systems are our customer information systems, financial systems and distribution control systems. In order to identify and modify those systems that we determined were not Y2K compliant, we used internal resources as well as outside consultants and vendor representatives. In addition to assessing, identifying and modifying our own systems, we developed and implemented a program to attempt to determine the Y2K compliance status of third parties, including our key suppliers and vendors, and certain of our customers.

We have successfully completed the modification and testing of all our critical IT and non-IT systems that were not Y2K compliant, including Electric Utility's System Control and Data Acquisition system.

As previously mentioned, in addition to assuring our IT and non-IT systems are Y2K compliant, we developed and implemented a program to assess the readiness of our key suppliers and third-party providers, including suppliers of interstate transportation capacity, natural gas producers and electricity interchange providers. Although none of our products or services are of themselves date sensitive, as a utility company we are dependent upon other companies whose IT and non-IT systems may not be Y2K compliant. We have completed our program to contact and inquire of the readiness of these key suppliers and vendors. We have evaluated the responses received from our critical vendors and suppliers, and to the extent we were not satisfied with the responses, or have determined that the responses indicate a lack of Y2K readiness, we have developed contingency plans. The major elements of these contingency plans are based upon the use of manual back-up systems, additional staffing, and alternative supply sources. These contingency plans attempt to mitigate the potential impact of Y2K noncompliance by our key suppliers and vendors. However, these plans cannot assure that business disruptions that may be caused by key suppliers or third-party providers will not have a material adverse impact on our operations. Gas Utility and Electric Utility have completed their contingency plans.

In addition, there are other Y2K risks which are beyond our control any of which could have a material adverse impact on our operations. Such risks include, but are not limited to, the failure of utility and telecommunications companies to provide service and the failure of financial institutions to process transactions.

Expenses associated with our Y2K efforts during the last three fiscal years totaled approximately $1.0 million.

CUSTOMER CHOICE LEGISLATION

GAS UTILITY. On June 22, 1999, Pennsylvania's Gas Competition Act was signed into law. The Gas Competition Act expands choice of gas suppliers to residential and small commercial customers. Under the Gas Competition Act, all Pennsylvania natural gas consumers will have the right to choose their natural gas commodity supplier no later than July 1, 2000. Gas distribution services provided by local gas distribution companies ("LDCs") will remain subject to rate regulation. The Gas Competition Act requires energy marketers seeking to serve customers of LDCs to accept assignment of a portion of the LDC's interstate pipeline capacity and storage contracts at contract rates, thus avoiding the creation of stranded costs.

On October 1, 1999, Gas Utility filed its restructuring plan with the PUC pursuant to the Gas Competition Act. If such plan is approved substantially as filed, the Company does not believe the Gas Competition Act will have a material adverse impact on its financial condition or results of operations. For a more detailed description of the Gas Competition Act, see Note 2 to Consolidated Financial Statements.

ELECTRIC UTILITY. On June 19, 1998, the PUC entered its Opinion and Order ("Restructuring Order") in Electric Utility's restructuring proceeding pursuant to Pennsylvania's Electricity Customer Choice Act. The Act required all Pennsylvania electric utilities to "unbundle" rates for generation, transmission and distribution services and allow competitors to sell electricity to our customers. Under the terms of the Restructuring Order, Electric Utility's unbundled rates for transmission and distribution services are capped through July 1, 2001. Electric Utility is authorized to recover through the CTC (competitive transition charge) $32.5 million of "stranded costs" over the four-year period commencing January 1, 1999. In addition, Electric Utility generally may not increase the generation component of prices as long as stranded costs are being recovered. Since January 1, 1999, all of Electric Utility's customers have been permitted to select an alternative generation supplier. The Restructuring Order also gives Electric Utility the right, subject to prior PUC approval, to transfer its electric generation assets to a non-utility affiliate. Electric Utility exercised such right in October 1999 by transferring such assets to its wholly owned subsidiary, UGI Development Company. These generation assets supply power exclusively to Electric Utility.

Because Electric Utility's rates for electric generation are capped during the period stranded costs are being recovered, and transmission and distribution rates are capped through July 1, 2001,

Electric Utility's profitability during these periods is highly dependent upon its costs to purchase and generate power and its ability to control operating and administrative expenses. In addition, because we discontinued regulatory accounting treatment for our electric power costs, Electric Utility's quarterly results have been, and future results are likely to be, more volatile due in large part to seasonal variations in power costs. For a more detailed description of the Restructuring Order, see Note 2 to Consolidated Financial Statements.

MANUFACTURED GAS PLANTS

The gas distribution business has been one of UGI Utilities' main businesses since it began in 1882. Prior to the construction of major natural gas pipelines in the 1950s, gas used for lighting and heating was produced at manufactured gas plants ("MGPs") from processes involving coal, coke or oil. Some constituents of coal tars produced from this process are today considered hazardous substances under the Superfund Law and may be located at those sites. At sites where a former subsidiary of UGI Utilities operated an MGP, we believe that UGI Utilities should not have significant liability because UGI Utilities generally is not legally liable for the obligations of its subsidiaries. Under certain circumstances, however, a court could find a parent company liable for environmental damage at sites owned by a subsidiary company when the parent company either (1) itself operated the facility causing the environmental damage or (2) otherwise so controlled the subsidiary that the subsidiary's separate corporate form should be disregarded. There could be, therefore, significant future costs of an uncertain amount associated with environmental damage caused by MGPs that UGI Utilities owned or directly operated, or that were owned or operated by former subsidiaries of UGI Utilities, if a court were to conclude that the subsidiary's separate corporate form should be disregarded.

UGI Utilities has filed suit against more than fifty insurance companies alleging that the defendants breached contracts of insurance by failing to indemnify UGI Utilities for certain environmental costs. The suit seeks to recover more than $11 million in costs incurred by UGI Utilities at various manufactured gas plant sites. The parties to suit are in the early stages of exchanging information.

We believe, after consultation with counsel, that future costs of investigation and remediation, if any, will not have a material adverse effect on our financial position but could be material to our operating results and cash flows depending upon the nature and timing of future developments and the amounts of future operating results and cash flows. For a further discussion of environmental matters, see Notes 1 and 8 to Consolidated Financial Statements.

MARKET RISK DISCLOSURES

Although Gas Utility is subject to changes in the price of natural gas, the current regulatory framework allows Gas Utility to recover prudently incurred gas costs from its customers. In addition, the Gas Competition Act permits LDCs to recover prudently incurred costs of gas sold to customers. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations.

Electric Utility purchases electricity it does not otherwise produce, representing approximately 50% of its electric power needs, under power supply arrangements of varying length terms with other producers and, to a lesser extent, on the spot market. Spot market prices for electricity and, to a lesser extent, monthly market-based contracts can be volatile, especially during periods of high demand. Because Electric Utility's generation rates are capped during the period that it is recovering stranded costs under its Restructuring Order, any increases in costs to purchase power will negatively impact Electric Utility's results.

We have interest rate exposure associated with borrowings under our revolving credit agreements. These agreements provide for interest rates on borrowings which are indexed to short-term market interest rates. Based upon the average level of borrowings outstanding under these agreements during Fiscal 1999 and Fiscal 1998, an increase in short-term interest rates of 100 basis points (1%) would have increased annual interest expense by $0.6 million and $0.5 million, respectively.

ACCOUNTING PRINCIPLES NOT YET ADOPTED

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires companies to capitalize the cost of computer software developed or obtained for internal use once certain criteria have been met. We will adopt SOP 98-1 in fiscal 2000. We do not expect the adoption of SOP 98-1 will have a material effect on our financial position or results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivative instruments as either assets or liabilities and measure them at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. To the extent derivative instruments qualify and are designated as hedges of forecasted transactions, changes in fair value will generally be reported as a component of other comprehensive income and be reclassified into net income when the forecasted transaction affects earnings. To the extent such derivative instrument qualifies as a hedge of a firm commitment, any gain or loss would generally be recognized in earnings when the firm commitment affects earnings. In June 1999, the FASB deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Accordingly, we will adopt SFAS 133 in fiscal 2001. The impact of SFAS 133 will depend upon the extent to which we use derivative instruments and their designation and effectiveness as hedges of market risk.

IMPACT OF INFLATION

Inflation impacts Gas Utility and Electric Utility primarily in the prices they pay for labor, materials and services. Because Electric Utility's base rates are currently capped and because Gas Utility's base rates can be adjusted only through general rate filings with the PUC, increased costs, absent timely rate relief, can have a significant impact on their results. Under current tariffs, Gas Utility is permitted, after PUC review, to recover certain costs of purchased gas, fuel and power which comprise a substantial portion of Gas Utility's costs and expenses.

The Company attempts to limit the effects of inflation on its results of operations through cost control efforts, productivity improvements and, as permitted by the PUC, timely rate relief.

FORWARD-LOOKING STATEMENTS

Information contained above in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report on Form 10-K with respect to expected financial results and future events is forward-looking, based on our estimates and assumptions and subject to risk and uncertainties. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand, (2) price volatility and availability of oil, electricity and natural gas and the capacity to transport to market areas, (3) changes in laws and regulations, including safety, tax and accounting matters, (4) competitive pressures from the same and alternative energy sources, (5) liability for environmental claims, (6) improvements in energy efficiency and technology resulting in reduced demand,
(7) labor relations, (8) large customer defaults, (9) operating hazards and risks incidental to generating and distributing electricity and distributing natural gas including the risk of explosions and fires resulting in personal injury and property damage, (10) regional economic conditions, (11) the success of the company and its suppliers in achieving Year 2000 compliance, and (12) interest rate fluctuations and other capital market conditions.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     "Quantitative and Qualitative Disclosures About Market Risk" are contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risk Disclosures" and are incorporated here by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and the financial statement schedule set forth on pages F-1 to F-24 and page S-1 of this report are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III:  UGI UTILITIES MANAGEMENT AND SECURITY HOLDERS


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

                                           Utilities
                                           Director                       Principal Occupation
Name                           Age           Since                    and Other Directorships (1)
----                           ---         ----------        ---------------------------------------------
Lon R. Greenberg               49            1994            Chairman (since August 1996) and Vice Chairman (1994
                                                             to 1996) of the Company; Chairman (since August
                                                             1996), Chief Executive Officer (since August 1995),
                                                             Director and President (since 1994) of UGI;
                                                             formerly, Senior Vice President-Legal and Corporate
                                                             Development of UGI (1989 to July 1994). Mr.
                                                             Greenberg is also a director on the Mellon PSFS
                                                             Advisory Board.

James W. Stratton              63            1979            President and Chief Executive Officer of Stratton
                                                             Management Company since 1972 (investment advisory
                                                             and financial consulting firm); Chairman and Chief
                                                             Executive Officer of EFI (financial services firm).
                                                             Director: AmeriGas Propane, Inc.; Stratton Growth
                                                             Fund; Stratton Monthly Dividend Shares, Inc.;
                                                             Stratton Small-Cap Yield Fund; Teleflex, Inc.

David I. J. Wang               67            1988            Retired; formerly, Executive Vice President-Timber
                                                             and Specialty Products and a Director of
                                                             International Paper Company (1987 to 1991).
                                                             Director: AmeriGas Propane, Inc.; BE&K Inc.;
                                                             Emsource Inc.; Forest Resources LLC.



                                           Utilities
                                           Director                       Principal Occupation
Name                           Age           Since                    and Other Directorships (1)
----                           ---         ----------        ---------------------------------------------
Richard C. Gozon               61            1989            Executive Vice President of Weyerhaeuser Company
                                                             (integrated forest products company) (since 1994).
                                                             Formerly Director (1984 to 1993), President and
                                                             Chief Operating Officer of Alco Standard Corporation
                                                             (provider of paper and office products) (1988 to
                                                             1993); Executive Vice President and Chief Operating
                                                             Officer (1987); Vice President (1982 to 1988);
                                                             President (1979 to 1987) of Paper Corporation of
                                                             America. Director: AmeriGas Propane, Inc.;
                                                             AmeriSource Health Corporation; Triumph Group, Inc.

Stephen D. Ban                 59            1991            President and Chief Executive Officer of Gas
                                                             Research Institute (gas industry research and
                                                             development) (since 1987); formerly Executive Vice
                                                             President of Gas Research Institute (1986); formerly
                                                             Vice President Research and Development, Bituminous
                                                             Materials, Inc. (1981). Director: Energen
                                                             Corporation.

Robert J. Chaney               57            1999            President and Chief Executive Officer of the Company
                                                             (since March 1999). He previously served as
                                                             Executive Vice President - Utilities (1998 to 1999)
                                                             and Vice President and General Manager-Gas Utility
                                                             Division of the Company (1991 to 1998).


                                           Utilities
                                           Director                       Principal Occupation
Name                           Age           Since                    and Other Directorships (1)
----                           ---         ----------        ---------------------------------------------
Marvin O. Schlanger            51            1998            Principal in the firm of Cherry Hill Chemical
                                                             Investments, L.L.C. (management services and capital
                                                             for chemical and allied industries) (October 1998 to
                                                             present). He was President and Chief Executive
                                                             Officer (May 1998 to October 1998), Executive Vice
                                                             President and Chief Operating Officer (1994 to 1998)
                                                             and a director (1994 to 1998) of ARCO Chemical
                                                             Company. Mr. Schlanger also held the position of
                                                             Senior Vice President of ARCO Chemical Company and
                                                             President of ARCO Chemical Americas Company (1992 to
                                                             1994). Mr. Schlanger also serves as interim
                                                             President of OneChem, Ltd. Director: OneChem, Ltd.;
                                                             Wellman, Inc.

Thomas F. Donovan              66            1998            Retired; formerly Vice Chairman of Mellon Bank (1988
                                                             to 1997). Mr. Donovan continues to serve as an
                                                             advisory board member to Mellon Bank Corp. Director:
                                                             AmeriGas Propane, Inc.; Nuclear Electric Insurance
                                                             Co.; Merrill Lynch International Bank, Ltd.


(1) All of the directors also serve as directors of UGI. In addition, Messrs. Greenberg, Donovan, Gozon, Stratton and Wang serve as directors of AmeriGas Propane, Inc., the General Partner of AmeriGas Partners, L.P.

EXECUTIVE OFFICERS

Name                                Age                                    Position
----                                ---                                    --------
Lon R. Greenberg                    49                    Chairman of the Board of Directors

Brendan P. Bovaird                  51                    Vice President and General Counsel

Robert J. Chaney                    57                    President and Chief Executive Officer

Mark R. Dingman                     50                    Vice President and General Manager-
                                                          Electric Utility Division

John C. Barney                      51                    Senior Vice President-Finance

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

Robert J. Chaney

     Mr. Chaney is President and Chief Executive Officer of the Company (since March 1999). He previously served as Executive Vice President - Utilities (1998 to 1999) and Vice President and General Manager-Gas Utility Division of the Company (1991 to 1998).

Mark R. Dingman

     Mr. Dingman is Vice President and General Manager-Electric Utility Division of the Company (since 1990).

John C. Barney

     Mr. Barney is Senior Vice President-Finance of Utilities (since March
1999). Previously, Mr. Barney served as Vice President-Finance and Accounting (1992 to 1999).

Brendan P. Bovaird

     Mr. Bovaird is Vice President and General Counsel of the Company (since April 1995). He is also Vice President and General Counsel of UGI Corporation and AmeriGas Propane, Inc. (since April 1995). Mr. Bovaird previously served as Division Counsel and Member of the Executive and Operations Committees of Wyeth-Ayerst International Inc. (1992 to 1995).

ITEM 11.  EXECUTIVE COMPENSATION

         The following table shows cash and other compensation paid or accrued to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers (collectively, the "Named Executives") for the last three fiscal years.



                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                                  LONG TERM COMPENSATION
                                                                        ---------------------------------------------
                                          ANNUAL COMPENSATION                    AWARDS            PAYOUTS
                                     --------------------------------   ------------------------  ---------

                                                                                    SECURITIES
                                                             OTHER                    UNDER-                  ALL
                                                             ANNUAL     RESTRICTED     LYING                 OTHER
    NAME AND PRINCIPAL      FISCAL                          COMPEN-      STOCK       OPTIONS/       LTIP     COMPEN-
         POSITION            YEAR    SALARY    BONUS (1)    SATION(2)   AWARDS(3)       SARS       PAYOUTS   SATION(4)
----------------------------------------------------------------------------------------------------------------------
  Lon R. Greenberg (5)(6)    1999    $587,139    $266,776   $11,359     $611,260     225,000 (7a)     $0     $18,273
   Chairman                  1998    $559,616    $225,000   $ 8,209     $      0           0          $0     $22,154
                             1997    $509,827    $425,000   $ 7,671     $      0     200,000 (7b)     $0     $14,233


  Richard L. Bunn (8)        1999    $146,038    $ 50,000   $13,422     $      0           0          $0     $93,304
   President and Chief       1998    $330,801    $ 83,623   $ 9,410     $      0           0          $0     $10,572
   Executive Officer         1997    $318,089    $139,073   $ 7,696     $      0      75,000  (6)     $0     $10,254
   (Retired)



  Robert J. Chaney           1999    $221,445    $ 72,109   $ 7,817     $142,625       5,556 (7b)     $0     $ 5,742
   President and Chief       1998    $171,801    $ 33,777   $ 4,528     $      0       8,333 (7b)     $0     $ 5,023
   Executive Officer         1997    $164,396    $ 51,457   $ 4,272     $      0      35,000 (7b)     $0     $ 4,921



  John C. Barney             1999    $150,279    $ 33,055   $     0     $101,875           0          $0     $ 4,156
   Senior Vice President -   1998    $139,870    $ 34,412   $     0     $      0           0          $0     $ 3,813
   Finance                   1997    $135,018    $ 29,590   $     0     $      0      10,000 (9)      $0     $ 3,649



  Mark R. Dingman            1999    $139,783    $ 45,303   $ 7,723     $101,875           0          $0     $ 4,209
   Vice President &          1998    $132,796    $ 47,282   $ 7,524     $      0           0          $0     $ 3,580
   General Manager,          1997    $125,298    $ 26,322   $ 6,410     $      0      35,000 (7b)     $0     $ 3,649
   Electric Utility
   Division

  Brendan P. Bovaird (5)(6)  1999    $189,600    $ 53,048   $14,399     $142,625           0          $0     $ 5,215
   Vice President and        1998    $176,677    $ 42,188   $ 4,075     $      0           0          $0     $ 5,425
   General Counsel           1997    $164,653    $ 64,449   $ 3,769     $      0      30,000 (7b)     $0     $ 4,196





(1) Bonuses earned under the UGI Corporation and UGI Utilities, Inc. Annual Bonus Plans are for the year reported, regardless of the year paid. The Annual Bonus Plans are based on the achievement of pre-determined business and/or financial performance objectives which support business plans and goals. Bonus opportunities vary by position and for fiscal year 1999 ranged from 0% to 148% of base salary for Mr. Greenberg, 0% to 60% for Mr. Bunn, from 0% up to 53% for Mr. Chaney, from 0% to 38% for Messrs. Barney and Dingman, and from 0% to 91% for Mr. Bovaird.

(2)  Amounts represent tax payment reimbursements for certain benefits.

(3) (a) On June 4, 1999, the Board of Directors of UGI Corporation approved restricted stock awards to certain executives of UGI and UGI Utilities, Inc. The dollar values shown above represent the aggregate value of each award on the date of grant, determined by multiplying the number of shares awarded by the closing stock price of UGI Common Stock on the New York Stock Exchange on June 4, 1999. Holders of restricted shares have the right to vote and to receive dividends during the restriction period.

    (b) Based on the closing stock price of UGI Common Stock on the New York Stock Exchange on September 30, 1999, Mr. Greenberg's 30,000 share grant had a market value of $697,000; Mr. Chaney's and Mr. Bovaird's 7,000 share grant each had a market value of $162,750 and Mr. Barney's and Mr. Dingman's 5,000 share award each had a value of $116,250.

(4) Amounts represent matching contributions by the Company or UGI in accordance with the provisions of the UGI Utilities, Inc. Employee Savings Plan and/or allocations under the Executive Retirement Plan. During 1999, 1998 and 1997, the following contributions were made to the Named
     Executives: (i) under the Employee Savings Plan: for Mr. Greenberg, $3,600, $3,600 and $3,375; Mr. Bunn, $3,235, $3,600 and $3,375; Mr. Chaney, $3,600,
     $3,600 and $3,375; Mr. Barney, $3,403, $3,600 and $3,375; Mr. Dingman,
     $3,202, $3,580 and $3,375; Mr. Bovaird, $3,509, $3,600 and $3,375; and (ii)
     under the Supplemental Executive Retirement Plan: Mr. Greenberg, $14,673, $18,554, and $10,858; Mr. Bunn, $3,069, $6,972 and $6,879; Mr. Bovaird,
     $1,706, $1,825 and $821; Mr. Chaney, $2,142, $1,423 and $1,546; Mr. Barney,
     $752, $213 and $274; Mr. Dingman, $1,007, $0 and $274. Mr. Bunn also received $87,000 during 1999 under a Consulting Services Agreement with the Company for services rendered after his retirement.

(5) Compensation for Mr. Greenberg is attributable to his employment as Chairman, President and Chief Executive Officer of UGI Corporation. Compensation for Mr. Bovaird is attributable to his employment as Vice President and General Counsel of UGI Corporation. Mr. Greenberg and Mr. Bovaird receive no compensation from UGI Utilities, Inc.

(6) Compensation reported for Messrs. Greenberg, Bovaird and Chaney is also reported in the Proxy Statement for UGI's 1999 Annual Meeting of Shareholders and is not additive.

(7) (a) Non-qualified stock options granted on June 4, 1999 under the UGI 1997 Stock Option and Dividend Equivalent Plan (the "1997 Plan") without the opportunity to earn dividend equivalents described below.

    (b) Non-qualified stock options granted under the 1997 Plan. The 1997 Plan consists of non-qualified stock option grants and the opportunity for participants to earn an amount equivalent to the dividends paid on shares covered by options, subject to a comparison of the total return realizable on a share of UGI's Common Stock with the total return achieved by each member of a group of comparable peer companies over a three-year period beginning January 1, 1997 and ending December 31, 1999. Total return encompasses both changes in the per share market price and dividends paid on a share of common stock.

(8)  Mr. Bunn retired on March 1, 1999.

(9) Non-qualified stock options granted under the UGI 1992 Non-Qualified Stock Option Plan.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table shows information on grants of stock options during fiscal year 1999 to each of the Named Executives.



                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                       Grant Date
                                       Individual Grants                                                 Value
-----------------------------------------------------------------------------------------------    -------------------
                            Number of
                            Securities       % of Total
                            Underlying     Options Granted                                             Grant Date
                             Options       to Employees in       Exercise                               Present
          Name               Granted       Fiscal Year (1)    or Base Price     Expiration Date          Value
-----------------------   -------------    ----------------   -------------     ----------------     ----------------
Lon R. Greenberg           225,000  (2)          97%             $20.375            6/3/09            $641,857   (3a)

Richard L. Bunn                  0

John C. Barney                   0

Robert J. Chaney             5,556  (4)          2%              $21.250            2/22/09          $  12,704   (3b)

Mark R. Dingman                  0

Brendan P. Bovaird               0


(1) A total of 231,806 options were granted to employees and executive officers of the Company during fiscal year 1999 under the 1997 SODEP and the 1992 Non-Qualified Stock Option Plan. Under the 1992 Non-Qualified Stock Option Plan, the option exercise price is not less than 100% of the fair market value of UGI's Common Stock on the date of grant. Options granted on and after December 10, 1996 are fully vested on the date of grant. Options under the 1992 Plan are nontransferable and generally exercisable only while the optionee is employed by the Company or an affiliate. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI's Common Stock.

(2) Non-qualified stock options granted on June 4, 1999 under the 1997 SODEP. This grant does not include the opportunity to earn an amount equivalent to the dividends paid during the performance period on shares covered by options. The option exercise price is not less than 100% of the fair market value of UGI's Common Stock determined on the date of the grant. These options will vest at the rate of 25% per year on the anniversary of the grant date. Options granted under the Plan are nontransferable and are generally exercisable only while the optionee is employed by the Company or an affiliate. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI's Common Stock.

(3) Based on the Black-Scholes options pricing model. The assumptions used in calculating the grant date present value are as follows:


(a)  -    Three years of closing monthly stock price observations were used to calculate the stock observations were used to calculate the stock volatility and dividend yield assumptions.

     -    Stock volatility                            22.39%

     -    Stock's dividend yield                       6.18%

     -    Length of option term                      10 years

     -    Annualized risk-free interest rate           6.14%


     -    Discount of risk of forfeiture            3% per year

(b)  -    Three years of closing monthly stock price observations were used to calculate the stock observations were used to calculate the stock volatility and dividend yield assumptions.

     -    Stock volatility                            17.13%

     -    Stock's dividend yield                       5.97%

     -    Length of option term                      10 years

     -    Annualized risk-free interest rate            5.39%

     -    Discount of risk of forfeiture                   0%

(4) Non-qualified stock options granted on February 23, 1999 under the 1997 SODEP. This grant also includes the opportunity to earn an amount equivalent to the dividends paid during the performance period on shares covered by options. The option exercise price is not less than 100% of the fair market value of UGI's Common Stock determined on the date of the grant. These options were fully vested on the date of grant. Options granted under the Plan are nontransferable and are generally exercisable only while the optionee is employed by the Company or an affiliate. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI's Common Stock.

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

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following table shows information for the 1999 fiscal year concerning exercised and unexercised stock options for shares of UGI Common Stock for each of the Named Executives.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUE



                                                                                                   Value Of
                                                             Number Of Securities                 Unexercised
                                                            Underlying Unexercised               In-The-Money
                                                                 Options/SARs                    Options/SARs
                                                            At Fiscal Year-End (#)             At Fiscal Year-End
                                Shares                    ----------------------------   ------------------------------
                             Acquired on      Value
           Name              Exercise (#)    Realized     Exercisable   Unexercisable     Exercisable    Unexercisable
--------------------------   ------------   -----------   ------------  --------------   --------------  --------------
                                                           93,959 (4)    225,000  (2)     $293,622 (5)     $646,875 (3)
Lon R. Greenberg (1)              0         $        0    200,000 (2)          0          $125,000 (6)

Richard L. Bunn                   0         $        0     75,000 (2)          0          $ 46,875 (6)     $      0

John C. Barney                    0         $        0     10,000 (8)          0          $  6,250 (6)     $      0

                                                            5,556 (2)          0          $ 11,112 (9)     $      0
Robert J. Chaney (1)              0         $        0     43,639 (4)          0          $136,372 (5)
                                                           35,000 (2)          0          $ 21,875 (6)
                                                            8,333 (2)          0          $  7,291 (7)

Mark R. Dingman                   0         $        0     35,000 (2)          0          $ 21,875 (6)     $      0

Brendan P. Bovaird (1)            0         $        0      5,007 (4)          0          $ 15,647 (5)     $      0
                                                           30,000 (2)          0          $ 18,750 (6)

(1) Information reported for Messrs. Greenberg, Chaney and Bovaird is also reported in the Proxy Statement for UGI's 1999 Annual Meeting of Shareholders and is not additive.

(2)  Options granted under the 1997 Stock Option and Dividend Equivalent Plan.

(3) Value based on comparison of price per share at September 30, 1999 (fair market value $23.25) to the option exercise price ($20.375).

(4)  Options granted under the 1992 Stock Option and Dividend Equivalent Plan.

(5) Value based on comparison of price per share at September 30, 1999 (fair market value $23.25) to the option price ($20.125).

(6) Value based on comparison of price per share at September 30, 1999 (fair market value $23.25) to the option price ($22.625).

(7) Value based on comparison of price per share at September 30, 1999 (fair market value $23.25) to the option price ($22.375).

(8)  Options granted under the 1992 Non-Qualified Stock Option Plan.

(9) Value based on comparison of price per share at September 30, 1999 (fair market value $23.25) to the option price ($21.25).

RETIREMENT BENEFITS

         The following table shows the annual benefits payable upon retirement to the Named Executive Officers under the Retirement Income Plan for Employees of UGI Utilities, Inc. and participating employers (the "Retirement Plan") and the UGI Supplemental Executive Retirement Plan. The amounts shown assume the executive retires in 1999 at age 65, and that the aggregate benefits are not subject to statutory maximums.




                           PENSION PLAN BENEFITS TABLE


 FINAL 5-YEAR
AVERAGE ANNUAL                     ANNUAL BENEFIT FOR YEARS OF CREDITED SERVICE SHOWN (1)
 EARNINGS (2)        ---------------------------------------------------------------------------------------
                     15 YEARS      20 YEARS        25 YEARS       30 YEARS        35 YEARS       40 YEARS
      ---------      --------      --------        --------       --------        --------      ------------
      $ 100,000       $28,500       $38,000         $47,500        $57,000         $66,500       $68,400 (3)

      $ 200,000       $57,000       $76,000         $95,000       $114,000        $133,000      $136,800 (3)

      $ 300,000       $85,500      $114,000        $142,500       $171,000        $199,500      $205,200 (3)

      $ 400,000      $114,000      $152,000        $190,000       $228,000        $266,000      $273,600 (3)

      $ 500,000      $142,500      $190,000        $237,500       $285,000        $332,500      $342,000 (3)

      $ 600,000      $171,000      $228,000        $285,000       $342,000        $399,000      $410,400 (3)

      $ 700,000      $199,500      $266,000        $332,500       $399,000        $465,500      $478,800 (3)

      $ 800,000      $228,000      $304,000        $380,000       $456,000        $532,000      $547,200 (3)

      $ 900,000      $256,500      $342,000        $427,500       $513,000        $598,500      $615,600 (3)

     $1,000,000      $285,000      $380,000        $475,000       $570,000        $665,000      $684,000 (3)

     $1,200,000      $342,000      $456,000        $570,000       $684,000        $798,000      $820,800 (3)

     $1,400,000      $399,000      $532,000        $665,000       $798,000        $931,000      $957,600 (3)

(1) Annual benefits are computed on the basis of straight life annuity amounts. These amounts include pension benefits, if any, to which a participant may be entitled as a result of participation in a pension plan of a subsidiary during previous periods of employment. The amounts shown do not take into account exclusion of up to 35% of the estimated primary Social Security benefit. The Retirement Plan provides a minimum benefit equal to 25% of a participant's final 12 months' earnings, reduced proportionately for less than 15 years of credited service at retirement. The minimum Retirement Plan Benefit is not subject to Social Security offset. Messrs. Greenberg, Bunn, Barney, Chaney, Dingman and Bovaird had, respectively, 19 years, 40 years, 28 years, 35 years, 26 years and 4 years of estimated credited service at September 30, 1999.

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

SEVERANCE PAY PLAN FOR SENIOR EXECUTIVE EMPLOYEES

         The UGI Corporation Senior Executive Employee Severance Pay Plan (the "UGI Severance Plan") assists certain senior level employees of Utilities, including Messrs. Greenberg, Bovaird, Chaney, Barney and Dingman in the event their employment is terminated without fault on their part. Specified benefits are payable to a senior executive covered by the UGI Severance Plan if the senior executive's employment is involuntarily terminated for any reason other than for cause or as a result of the senior executive's death or disability.

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


CHANGE OF CONTROL ARRANGEMENTS

         Named Executives Employed by UGI Corporation. Messrs. Greenberg and Bovaird each have an agreement with UGI Corporation (the "Agreement") which provides certain benefits in the event of a change of control of UGI. The Agreements operate independently of the UGI Severance Plan, continue through July 2004, and are automatically extended in one-year increments thereafter unless, prior to a change of control, UGI terminates an Agreement. In the absence of a change of control, each Agreement will terminate when, for any reason, the executive terminates his employment with UGI or its subsidiaries.

         A change of control is generally deemed to occur if: (i) any person (other than the executive, his affiliates and associates, UGI or any of its subsidiaries, any employee benefit plan of UGI or any of its subsidiaries, or any person or entity organized, appointed, or established by UGI or its subsidiaries for or pursuant to the terms of any such employee benefit plan), together with all affiliates and associates of such person, acquires securities representing 20% or more of either (x) the then outstanding shares of common stock of UGI or (y) the combined voting power of UGI's then outstanding voting securities; (ii) individuals who at the beginning of any 24-month period constitute the Board of Directors (the "Incumbent Board") and any new director whose election by the Board, or nomination for election by UGI's shareholders, was approved by a vote of at least a majority of the Incumbent Board, cease for any reason to constitute a majority thereof; (iii) UGI is reorganized, merged or consolidated with or into, or sells all or substantially all of its assets to, another corporation in a transaction in which former shareholders of UGI do not own more than 50% of the outstanding common stock and the combined voting power, respectively, of the then outstanding voting securities of the surviving or acquiring corporation after the transaction; or (iv) UGI is liquidated or dissolved.

         Upon a change of control, the Agreement provides for an immediate cash payment equal to the market value of any pending target award under UGI's long-term compensation plan.

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

         Named Executives Employed by UGI Utilities, Inc.. Messrs. Chaney, Barney and Dingman each have an agreement with UGI Utilities (the "Agreement") which provides certain benefits in the event of a change of control of Utilities or of UGI. The Agreements operate independently of the UGI Severance Plan, continue through July 2004, and are automatically extended in one-year increments thereafter unless, prior to a change of control, the Company terminates an Agreement. In the absence of a change of control, each Agreement will terminate when, for any reason, the executive terminates his employment with Utilities or its subsidiaries.

         A change of control is generally deemed to occur if a change of control of UGI, as defined above, occurs or if: (i) UGI and its subsidiaries fail to own more than fifty percent of the combined voting power of the Company's then outstanding voting securities, (ii) the Company is reorganized, merged or consolidated with or into, or sells all or substantially all of its assets to, another corporation in a transaction in which former shareholders of the Company do not own more than 50% of the outstanding common stock and the combined voting power, respectively, of the then outstanding voting securities of the surviving or acquiring corporation after the transaction, or (iii) the Company is liquidated or dissolved.

         Upon a change of control, the Agreement provides for an immediate cash payment equal to the market value of any pending target award under Utilities' long-term compensation plan.

         Severance benefits are payable under the Agreements if there is a termination of the executive's employment without cause at any time within three years after a change of control. In addition, following a change of control, the executive may elect to terminate his or her employment without loss of severance benefits in certain specified contingencies, including termination of officer status; a significant adverse change in authority, duties, responsibilities or compensation; the failure of the Company to comply with and satisfy any of the terms of the Agreement; or a substantial relocation or excessive travel requirements.

         An executive who is terminated with rights to severance compensation under an Agreement will be entitled to receive an amount equal to 1.0 or 1.5 times his average total cash remuneration for the preceding five calendar years. If the severance compensation payable under the Agreement, either alone or together with other payments to an executive, would constitute "excess parachute payments," as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), the executive will also receive an amount to satisfy the executive's additional tax burden.


COMPENSATION OF DIRECTORS

         Messrs. Chaney and Greenberg are not compensated for service on the Board of Directors or on any Committee of the Board. The other members of the Company's Board of Directors also serve on the UGI Board and receive no additional compensation for service on the Company's Board. The Company reimburses UGI for 50% of the attendance fees and expenses incurred by the non-employee directors of UGI.

COMPENSATION COMMITTEE

         The members of the UGI Utilities, Inc. Compensation and Management Development Committee are Richard C. Gozon (Chairman), Thomas F. Donovan and David I. J. Wang.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

         At December 1, 1999, UGI Corporation held 100% of the Company's Common Stock. UGI is located at 460 North Gulph Road, King of Prussia, PA 19406.

         The following table sets forth, as of October 31, 1999, the number of shares of Common Stock of UGI beneficially owned by each director of the Company and each of the Named Executives, as well as all directors and executive officers as a group. Mr. Greenberg is the beneficial owner of approximately 1.5% of UGI's Common Stock. All other directors, Named Executives and executive officers own less than 1% of UGI's outstanding shares. The total number of shares beneficially owned by all directors and executive officers includes shares subject to options exercisable within 60 days.



                        SECURITY OWNERSHIP OF MANAGEMENT

                              Number of Shares and
                              Nature of Beneficial          Number of
                               Ownership Excluding      Exercisable Stock
Name of Beneficial Owner         Options (1) (2)            Options             Total
------------------------     ---------------------          -------             -----
Stephen D. Ban                     11,879    (3)             2,900              14,779

John C. Barney                      7,902    (9)            10,000              17,902

Brendan P. Bovaird                 23,054    (4)            35,007              58,061

Richard L. Bunn                    62,216    (5)            75,000             137,216

Robert J. Chaney                   16,720    (6)            92,528             109,248

Mark R. Dingman                    12,408                   35,000              47,408

Thomas F. Donovan                   2,963                        0               2,963

Richard C. Gozon                   17,663                    5,000              22,663

Lon R. Greenberg                  125,438    (7)           293,959             419,397

Marvin O. Schlanger                 4,045                        0               4,045

James W. Stratton                  11,171                    5,000              16,171

David I. J. Wang                   23,187                    5,000              28,187

All directors and executive
officers as a group (12)          318,646                  559,394             878,040   (8)




(1) The director or officer has sole voting and investment power unless otherwise specified.

(2) The number of Shares shown includes Deferred Units ("Units") acquired through the 1997 Directors' Equity Compensation Plan. Units are neither actual shares nor other securities, but each Unit will be converted to one share of Common Stock and paid out to directors upon their retirement or termination of service. The number of Units included for each director is as follows: Messrs. Donovan (1,298), Stratton (9,478), Schlanger (2,480), Wang (8,494), Gozon (10,970) and Ban (5,109).

(3)  Dr. Ban holds 6,670 Shares jointly with his spouse.

(4) Mr. Bovaird holds 12,993 Shares jointly with his spouse and 3,061 Shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan, based on September 30, 1999 Savings Plan statements.

(5) Mr. Bunn holds 40,716 Shares jointly with his spouse. 21,500 Shares of the Shares shown are held directly by Mrs. Bunn.

(6)  Mr. Chaney holds 2,561 Shares jointly with his spouse.

(7) Mr. Greenberg holds 88,220 Shares jointly with his spouse and 5,178 Shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan, based on September 30, 1999 Savings Plan statements.

(8) The total number of Shares beneficially owned by the directors and officers as a group represents 3.2% of UGI's outstanding shares.

(9) Mr. Barney disclaims beneficial ownership of 400 Shares owned by his adult children.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In fiscal year 1999 UGI allocated 47%, or $4.9 million, of its general corporate expenses to Utilities.


PART IV:  ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE,
          AND REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED AS PART OF THIS REPORT:

         (1)  FINANCIAL STATEMENTS

               Included under Item 8 are the following financial statements and supplementary data:

                    Report of Independent Public Accountants

                    Consolidated Balance Sheets, September 30, 1999 and 1998

                    Consolidated Statements of Income for the fiscal years ended September 30, 1999, 1998 and 1997

                    Consolidated Statements of Cash Flows for the fiscal years ended September 30, 1999, 1998 and 1997

                    Consolidated Statements of Stockholders' Equity for the fiscal years ended September 30, 1999, 1998 and 1997

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

       4.7       Officer's Certificate establishing Medium-Term Notes       Utilities       Form 8-K        4(iv)
                 series                                                                     (8/26/94)

       4.8       Calculation Agent Agreement dated August 1, 1996           Utilities       Form 8-K        4(iii)
                 between UGI Utilities, Inc. and First Union National                       (8/1/96)
                 Bank

       4.9       Form of Officer's Certificate establishing Series B        Utilities       Form 8-K        4(iv)
                 Medium-Term Notes under the Indenture                                      (8/1/96)

                           INCORPORATION BY REFERENCE

  Exhibit No.                           Exhibit                                  Registrant        Filing       Exhibit
  -----------                           -------                                  ----------        ------       -------
      10.1       Service Agreement (Rate FSS) dated as of November 1,                UGI          Form 10-K        10.5
                 1989 between Utilities and Columbia, as modified                                (9/30/95)
                 pursuant to the orders of the Federal Energy Regulatory
                 Commission at Docket No. RS92-5-000 reported at Columbia Gas
                 Transmission Corp., 64 FERC Section 61,060 (1993), order on rehearing, 64 FERC Section 61,365 (1993)

      10.2       Service Agreement (Rate FTS) dated June 1, 1987                 Utilities       Form 10-K       (10)o.
                 between Utilities and Columbia, as modified by                                  (12/31/90)
                 Supplement No. 1 dated October 1, 1988; Supplement No.
                 2 dated November 1, 1989; Supplement No. 3 dated
                 November 1, 1990; Supplement No. 4 dated November 1,
                 1990; and Supplement No. 5 dated January 1, 1991, as
                 further modified pursuant to the orders of the Federal
                 Energy Regulatory Commission at Docket No. RS92-5-000
                 reported at Columbia Gas Transmission Corp., 64 FERC
                 Section 61,060 (1993), order on rehearing, 64 FERC
                 Section 61,365 (1993)

      10.3       Transportation Service Agreement (Rate FTS-1) dated               Utilities       Form 10-K       (10)p.
                 November 1, 1989 between Utilities and Columbia Gulf                             (12/31/90)
                 Transmission Company, as modified pursuant to the orders of the
                 Federal Energy Regulatory Commission in Docket No. RP93-6-000
                 reported at Columbia Gulf Transmission Co., 64 FERC
                 Section 61,060 (1993), order on rehearing, 64 FERC
                 Section 61,365 (1993)

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

     10.5**      UGI Corporation Directors Deferred Compensation Plan                 UGI          Form 10-K       10.39
                 dated August 26, 1993                                                              (9/30/94)

     10.6**      UGI Corporation Directors' Equity Compensation Plan                  UGI           Form 10-Q        10.1
                                                                                                     (3/31/97)

     10.7**      UGI Corporation 1992 Stock Option and Dividend                       UGI          Form 10-Q       (10)ee
                 Equivalent Plan, as amended May 19, 1992                                           (6/30/92)

     10.8**      UGI Corporation Annual Bonus Plan dated March 8, 1996                UGI          Form 10-Q        10.4
                                                                                                    (6/30/96)

     10.9**      UGI Utilities, Inc. Annual Bonus Plan dated March 8,              Utilities       Form 10-Q        10.4
                 1996`                                                                              (6/30/96)

     10.10**     1997 Stock Purchase Loan Plan                                        UGI          Form 10-K       10.16
                                                                                                    (9/30/97)

     10.11**     UGI Corporation Senior Executive Employee Severance                  UGI          Form 10-K       10.12
                 Pay Plan effective January 1, 1997                                                 (9/30/97)

                           INCORPORATION BY REFERENCE

  Exhibit No.                            Exhibit                           Registrant        Filing        Exhibit
  -----------                            -------                           ----------        ------        -------

     10.12**     UGI Corporation 1992 Non-Qualified Stock Option Plan       AmeriGas        Form 10-K       10.19
                                                                            Partners,       (9/30/95)
                                                                              L.P.

     10.13**     UGI Corporation 2000 Directors' Stock Option Plan             UGI          Form 10-K       10.13
                                                                                            (9/30/97)

     10.14**     UGI Corporation 2000 Stock Incentive Plan                     UGI          Form 10-K        10.14
                                                                                            (9/30/99)

     10.15**     Amendment No. 1 to UGI Corporation 1992 Non-Qualified    UGI Utilities     Form 10-Q         10
                 Stock Option Plan                                                          (6/30/97)

     10.16**     UGI Corporation 1997 Stock Option and Dividend                UGI          Form 10-Q        10.2
                 Equivalent Plan                                                            (3/31/97)

     10.17**     UGI Corporation Supplemental Executive Retirement Plan        UGI          Form 10-Q         10
                 Amended and Restated effective October 1, 1996                             (6/30/98)

    10.18 **     Summary of Terms of UGI Corporation 1999 Restricted           UGI          Form 10-Q         10
                 Stock Awards                                                               (6/30/99)

    *10.19**     Consulting Services Agreement dated as of March 1,
                 1999 between UGI Utilities, Inc. and Richard L. Bunn

     10.20**     Description of Change of Control arrangements for             UGI          Form 10-K       10.33
                 Messrs. Greenberg and Bovaird                             Corporation      (9/30/99)

     10.21**     Description of Change of Control arrangements for             UGI          Form 10-K       10.34
                 Messrs. Chaney, Dingman and Barney                        Corporation      (9/30/99)

      *12.1      Computation of Ratio of Earnings to Fixed Charges
      *12.2      Computation of Ratio of Earnings to Combined Fixed
                 Charges and Preferred Stock Dividends

       *23       Consent of Arthur Andersen LLP

       *27       Financial Data Schedule


*    Filed herewith.

** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

     b.  REPORTS ON FORM 8-K.

          During the last quarter of the 1999 fiscal year, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               UGI UTILITIES, INC.


Date:  December 14, 1999                  By:   /s/ John C. Barney
                                                -------------------------------
                                                John C. Barney
                                                Senior Vice President - Finance


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 14, 1999 by the following persons on behalf of the Registrant in the capacities indicated.

         SIGNATURE                                     TITLE

/s/Robert J. Chaney                              President and Chief
-------------------------------                  Executive Officer
Robert J. Chaney                                 (Principal Executive
                                                 Officer) and Director


/s/Lon R. Greenberg                              Chairman and Director
-------------------------------
Lon R. Greenberg


/s/John C. Barney                                Senior Vice President -
-------------------------------                  Finance
                                                 (Principal Financial
                                                 Officer and Principal
                                                 Accounting Officer)


/s/Stephen D. Ban                                Director
-------------------------------
Stephen D. Ban


/s/Thomas F. Donovan                             Director
-------------------------------
Thomas F. Donovan

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 14, 1999 by the following persons on behalf of the Registrant in the capacities indicated.


         SIGNATURE                                   TITLE




/s/Richard C. Gozon                                 Director
-------------------------------
Richard C. Gozon


-------------------------------                     Director
Anne Pol


/s/Marvin O. Schlanger                              Director
-------------------------------
Marvin O. Schlanger


/s/James W. Stratton                                Director
-------------------------------
James W. Stratton


/s/David I. J. Wang                                 Director
-------------------------------
David I. J. Wang

                      UGI UTILITIES, INC. AND SUBSIDIARIES




                              FINANCIAL INFORMATION

                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED SEPTEMBER 30, 1999

                      UGI UTILITIES, INC. AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                                             Pages
                                                                                             -----
Financial Statements:
    Report of Independent Public Accountants                                                  F-3

    Consolidated Balance Sheets as of September 30,
        1999 and 1998                                                                     F-4 to F-5

    Consolidated Statements of Income for the years
        ended September 30, 1999, 1998, and 1997                                              F-6

    Consolidated Statements of Cash Flows for the years
        ended September 30, 1999, 1998, and 1997                                              F-7

    Consolidated Statements of Stockholder's Equity
        for the years ended September 30, 1999, 1998, and 1997                                F-8

    Notes to Consolidated Financial Statements                                            F-9 to F-24

Financial Statement Schedule:

    For the years ended September 30, 1999, 1998, and 1997:

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholder of UGI Utilities, Inc.

We have audited the accompanying consolidated balance sheets of UGI Utilities, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UGI Utilities, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.

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



ARTHUR ANDERSEN LLP

Chicago, Illinois
November 12, 1999

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)


                                                                            September 30,
                                                                        1999             1998
                                                                      ---------        ---------
ASSETS
      Current assets:
              Cash and cash equivalents (note 1)                      $  11,063        $   4,720
              Accounts receivable (less allowances for doubtful
               accounts of $1,716 and $1,373, respectively)              21,887           20,258
              Accrued utility revenues (note 1)                           6,867            6,745
              Inventories (notes 1 and 6)                                28,103           28,460
              Deferred income taxes (notes 1 and 4)                       2,972            4,070
              Prepaid expenses and other current assets                   6,283            6,556
                                                                      ---------        ---------
               Total current assets                                      77,175           70,809

      Property, plant and equipment (note 1):
              Gas utility                                               689,558          665,313
              Electric utility                                          124,558          121,395
              General                                                    12,680           10,813
                                                                      ---------        ---------
                                                                        826,796          797,521
              Less accumulated depreciation and amortization           (270,003)        (253,608)
                                                                      ---------        ---------
               Net property, plant and equipment                        556,793          543,913

      Regulatory assets (notes 1, 2 and 4)                               61,082           59,318
      Other assets                                                       17,483           16,277
                                                                      ---------        ---------

               Total assets                                           $ 712,533        $ 690,317
                                                                      =========        =========



The accompanying notes are an integral part of these financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Thousands of dollars, except per share)


                                                                                        September 30,
                                                                                     1999           1998
                                                                                   --------       --------
LIABILITIES  AND  STOCKHOLDERS'  EQUITY
      Current liabilities:
              Current maturities of long-term debt (note 3)                        $  7,143       $  7,143
              Bank loans (note 3)                                                    87,400         68,400
              Accounts payable                                                       37,881         38,847
              Employee compensation and benefits accrued                              8,278          7,807
              Dividends and interest accrued                                          4,693          4,613
              Income taxes accrued                                                      179            197
              Other current liabilities                                              17,898         17,103
                                                                                   --------       --------
               Total current liabilities                                            163,472        144,110

      Long-term debt (note 3)                                                       172,904        180,027

      Deferred income taxes (notes 1 and 4)                                         112,284        105,734
      Deferred investment tax credits (notes 1 and 4)                                 9,580          9,978
      Other noncurrent liabilities                                                   14,733         19,226

      Commitments and contingencies (note 8)

      Preferred stock subject to mandatory redemption,
              without par value (note 7)                                             20,000         20,000

      Common stockholder's equity:
              Common Stock, $2.25 par value (authorized - 40,000,000 shares;
               issued and outstanding - 26,781,785 shares)                           60,259         60,259
              Additional paid-in capital                                             68,559         68,559
              Retained earnings                                                      90,742         82,424
                                                                                   --------       --------
               Total common stockholder's equity                                    219,560        211,242
                                                                                   --------       --------

               Total liabilities and stockholders' equity                          $712,533       $690,317
                                                                                   ========       ========







The accompanying notes are an integral part of these financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Thousands of dollars)



                                                                     Year Ended
                                                                    September 30,
                                                    ---------------------------------------------
                                                       1999             1998             1997
                                                    -----------      -----------      -----------
Revenues (note 1)                                   $   420,647      $   422,283      $   461,208
                                                    -----------      -----------      -----------

Costs and expenses:
    Gas, fuel and purchased power (note 1)              205,221          214,631          238,978
    Operating and administrative expenses               111,972          111,175          117,874
    Operating and administrative expenses
       - related parties (note 12)                        4,946            4,837            5,555
    Depreciation and amortization (note 1)               23,005           22,043           21,431
   Other income, net                                     (5,168)          (4,993)          (2,777)
                                                    -----------      -----------      -----------
                                                        339,976          347,693          381,061
                                                    -----------      -----------      -----------

Operating income                                         80,671           74,590           80,147
Interest expense                                         17,532           17,583           16,872
                                                    -----------      -----------      -----------

Income before income taxes                               63,139           57,007           63,275
Income taxes (notes 1 and 4)                             24,271           21,456           24,564
                                                    -----------      -----------      -----------

Net income                                               38,868           35,551           38,711
Dividends on preferred stock                              1,550            2,160            2,764
                                                    -----------      -----------      -----------

Net income after dividends on preferred stock       $    37,318      $    33,391      $    35,947
                                                    ===========      ===========      ===========










The accompanying notes are an integral part of these financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)


                                                                                    Year Ended
                                                                                   September 30,
                                                                    ------------------------------------------
                                                                       1999            1998            1997
                                                                    ----------      ----------      ----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income                                                     $   38,868      $   35,551      $   38,711
     Adjustments to reconcile net income to net cash provided
         by operating activities:
            Depreciation and amortization                               23,005          22,043          21,431
            Deferred income taxes, net                                   5,792           5,468             549
            Provision for uncollectible accounts                         4,269           4,099           4,272
            Other                                                       (1,391)          1,887            (850)
                                                                    ----------      ----------      ----------
                                                                        70,543          69,048          64,113
            Net change in:
                Accounts receivable and accrued utility revenues        (6,020)          1,895          (2,401)
                Inventories                                                357           2,185            (610)
                Deferred fuel costs                                     (5,120)         (5,741)          2,870
                Accounts payable                                          (966)         (6,520)          5,850
                Other current assets and liabilities                     3,367         (10,709)           (338)
                                                                    ----------      ----------      ----------
            Net cash provided by operating activities                   62,161          50,158          69,484
                                                                    ----------      ----------      ----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Expenditures for property, plant and equipment                    (36,384)        (37,219)        (41,684)
     Net proceeds (costs) of property, plant and equipment
      disposals                                                           (741)            311            (884)
     Other, net                                                             --              --             500
                                                                    ----------      ----------      ----------
        Net cash used by investing activities                          (37,125)        (36,908)        (42,068)
                                                                    ----------      ----------      ----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Payment of dividends                                              (30,550)        (25,093)        (26,823)
     Issuance of long-term debt                                             --          35,000          20,000
     Repayment of long-term debt                                        (7,143)        (17,143)        (27,380)
     Bank loans increase                                                19,000           1,400          16,500
     Redemption of Series Preferred Stock                                   --         (15,507)             --
                                                                    ----------      ----------      ----------
        Net cash used by financing activities                          (18,693)        (21,343)        (17,703)
                                                                    ----------      ----------      ----------

    Cash and cash equivalents increase (decrease)                   $    6,343      $   (8,093)     $    9,713
                                                                    ==========      ==========      ==========

CASH AND CASH EQUIVALENTS:
     End of period                                                  $   11,063      $    4,720      $   12,813
     Beginning of period                                                 4,720          12,813           3,100
                                                                    ----------      ----------      ----------
         Increase (decrease)                                        $    6,343      $   (8,093)     $    9,713
                                                                    ==========      ==========      ==========




The accompanying notes are an integral part of these financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Thousands of dollars)





                                                              Additional
                                               Common          Paid-in        Retained
                                                Stock          Capital        Earnings
                                               --------        --------       --------
Balance September 30, 1996                     $ 60,259        $ 68,052       $ 61,130

    Net income                                                                  38,711
    Cash dividends - common stock                                              (24,060)
    Cash dividends - preferred stock                                            (2,764)
    Dividend of subsidiary assets                                               (1,031)
    Other                                                           197
                                               --------        --------       --------

Balance September 30, 1997                       60,259          68,249         71,986

    Net income                                                                  35,551
    Cash dividends - common stock                                              (22,633)
    Cash dividends - preferred stock                                            (2,160)
    Redemption of Series Preferred Stock                                          (320)
    Other                                                           310
                                               --------        --------       --------

Balance September 30, 1998                       60,259          68,559         82,424

    Net income                                                                  38,868
    Cash dividends - common stock                                              (29,000)
    Cash dividends - preferred stock                                            (1,550)
                                               --------        --------       --------

Balance September 30, 1999                     $ 60,259        $ 68,559       $ 90,742
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

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)



1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION PRINCIPLES

UGI Utilities, Inc. ("UGI Utilities"), a wholly owned subsidiary of UGI Corporation ("UGI"), owns and operates a natural gas distribution utility ("Gas Utility") in parts of eastern and southeastern Pennsylvania and an electric utility ("Electric Utility") in northeastern Pennsylvania. Our consolidated financial statements include the accounts of UGI Utilities and its subsidiaries. We eliminate all significant intercompany accounts and transactions when we consolidate. Revenues of Gas Utility comprise more than four-fifths of our consolidated revenues.

RECLASSIFICATIONS

We have reclassified certain prior-period balances to conform with the current period presentation.

USE OF ESTIMATES

We make estimates and assumptions when preparing financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

REGULATED OPERATIONS

Gas Utility and Electric Utility are subject to regulation by the Pennsylvania Public Utility Commission ("PUC"). We account for their regulated operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). Generally, SFAS 71 requires that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. Under SFAS 71, regulated enterprises defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be allowed in the ratesetting process in a period different from the period in which they would have been reflected in income by an unregulated enterprise. These regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are included in rates. If a separable portion of UGI Utilities' business no longer meets the provisions of SFAS 71, we may be required to write-off certain regulatory assets unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. We

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

continually monitor the regulatory and competitive environments to determine that regulatory assets are probable of recovery.

In June 1998, the PUC approved Electric Utility's restructuring plan which we submitted pursuant to Pennsylvania's Electricity Customer Choice Act (see Note
2). In accordance with the Financial Accounting Standards Board's ("FASB's") Emerging Issues Task Force ("EITF") Statement 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements 71 and 101" ("EITF 97-4"), we discontinued the application of SFAS 71 as it relates to the electric generation portion of Electric Utility's business in June 1998. The discontinuance of SFAS 71 did not have a material effect on our financial position or results of operations. On October 1, 1999, Gas Utility filed its restructuring plan with the PUC pursuant to the Gas Competition Act (see Note
2). We believe that, based upon the provisions of the Gas Competition Act and our restructuring plan, Gas Utility's regulatory assets continue to satisfy the criteria of SFAS 71.

CONSOLIDATED STATEMENTS OF CASH FLOWS

We define cash equivalents as all highly liquid investments with maturities of three months or less when purchased. We record cash equivalents at cost plus accrued interest, which approximates market value.

We paid interest totaling $16,894 in 1999, $15,816 in 1998, and $17,507 in 1997.
We paid income taxes totaling $19,642 in 1999, $21,116 in 1998, and $24,246 in 1997.

REVENUE RECOGNITION

Gas Utility and Electric Utility record revenues for services provided to the end of each month. We reflect Gas and Electric utility rate increases or decreases in revenues from effective dates permitted by the PUC.

INVENTORIES

Our inventories are stated at the lower of cost or market. We determine cost principally on an average or first-in, first-out ("FIFO") method except for appliances for which we use the specific identification method.

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


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

We compute depreciation of Gas Utility's and Electric Utility's plant and equipment using the straight-line method over the estimated average remaining lives of the various classes of depreciable property. Depreciation as a percentage of the related average depreciable base for Gas Utility was 2.7% in 1999, 1998 and 1997. Depreciation as a percentage of the related average depreciable base for Electric Utility was 3.2% in 1999 and 1998, and 3.6% in 1997. Depreciation expense was $22,371 in 1999, $21,454 in 1998, and $20,899 in
1997.

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

Prior to January 1, 1997, Electric Utility's rates were subject to an Energy Cost Rate ("ECR") designed to recover or refund the difference between the actual fuel and purchased power costs and the amount included in base rates. In accordance with the provisions of the Electricity Customer Choice Act, the rates Electric Utility can charge its customers, including amounts pertaining to the recovery of fuel and purchased power costs, are subject to rate caps effective

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

January 1, 1997. We expect the generation rate cap to extend through December 31, 2002 (see Note 2).

ENVIRONMENTAL LIABILITIES

We accrue environmental investigation and cleanup costs when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. We do not discount to present value the costs of future expenditures for environmental liabilities. We intend to pursue recovery of any incurred costs through all appropriate means, including regulatory relief. Gas Utility is permitted to amortize as removal costs site-specific environmental investigation and remediation costs, net of related third-party payments, associated with Pennsylvania sites. Gas Utility will be permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred removal costs.

COMPREHENSIVE INCOME

We adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") in 1999. SFAS 130 establishes standards for reporting and displaying comprehensive income, comprising net income and other nonowner changes in equity, in the financial statements. For all periods presented, comprehensive income was the same as net income.

ACCOUNTING PRINCIPLES NOT YET ADOPTED

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires companies to capitalize the cost of computer software developed or obtained for internal use once certain criteria have been met. We will adopt SOP 98-1 in fiscal 2000. We do not expect the adoption of SOP 98-1 will have a material effect on our financial position or results of operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivative instruments as either assets or liabilities and measure them at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. To the extent derivative instruments qualify and are designated as hedges of forecasted transactions, changes in fair value will generally be reported as a component of other comprehensive income and be reclassified into net income when the forecasted transaction affects earnings. To the extent such derivative instrument qualifies as a hedge of a firm commitment, any gain or loss would generally be recognized in earnings when the firm commitment affects earnings. In June 1999, the FASB deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Accordingly, we will adopt SFAS 133 in fiscal 2001. The impact

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


of SFAS 133 will depend upon the extent to which we use derivative instruments and their designation and effectiveness as hedges of market risk.

2.  UTILITY REGULATORY MATTERS

ELECTRIC UTILITY RESTRUCTURING ORDER

On June 19, 1998, the PUC entered its Opinion and Order (the "Restructuring Order") in Electric Utility's restructuring proceeding pursuant to Pennsylvania's Electricity Generation Customer Choice and Competition Act ("Electricity Customer Choice Act"). Under the terms of the Restructuring Order, commencing January 1, 1999, Electric Utility is authorized to recover $32,500 in stranded costs (on a full revenue requirements basis which includes all income and gross receipts taxes) over a four-year period through a Competitive Transition Charge ("CTC") (together with carrying charges on unrecovered balances of 7.94%) and to charge unbundled rates for generation, transmission and distribution services. Stranded costs are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Electric Utility's recoverable stranded costs include $8,692 for the buy-out of a 1993 power purchase agreement with an independent power producer.

Under the terms of the Restructuring Order and in accordance with the Electricity Customer Choice Act, Electric Utility's rates for transmission and distribution services are capped through July 1, 2001. In addition, Electric Utility generally may not increase the generation component of prices as long as stranded costs are being recovered through the CTC. This generation rate cap is expected to extend through December 31, 2002. Since January 1, 1999, all of Electric Utility's customers have been permitted to select an alternative generation supplier. Customers choosing an alternative supplier receive a "shopping credit." The Restructuring Order gives Electric Utility the right, subject to prior PUC approval, to transfer its electric generation assets to a nonregulated affiliate. On October 1, 1999, Electric Utility transferred its electric generation assets to its wholly owned nonregulated subsidiary, UGI Development Company.

In June 1998, Electric Utility discontinued the application of SFAS 71 as it relates to the electric generation portion of its business, which assets comprise less than 15% of Electric Utility's total assets. The discontinuance of SFAS 71 did not have a material effect on our financial position or results of operations.

NATURAL GAS COMPETITION ACT

On June 22, 1999, Pennsylvania's Natural Gas Choice and Competition Act ("Gas Competition Act") was signed into law. The purpose of the Gas Competition Act is to provide all natural gas consumers in Pennsylvania with the ability to purchase their gas supplies from the supplier of their choice by July 1, 2000. Under the Gas Competition Act, local gas distribution companies ("LDCs") may continue to sell gas to customers and such sales of gas, as well as distribution services provided by LDCs, continue to be subject to price regulation by the PUC. The Gas

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


Competition Act, in conjunction with a companion bill, effectively eliminates the gross receipts tax (currently 5%) on sales of gas commencing January 1, 2000.

Generally, LDCs will serve as the supplier of last resort for all residential and small commercial and industrial customers unless the PUC approves another supplier of last resort. Natural gas distribution companies are required to make restructuring filings pursuant to a schedule determined by the PUC. In such restructuring filings, LDCs may request permission to capitalize and amortize most costs resulting from the implementation of the Gas Competition Act over appropriate periods. Certain other costs incurred before June 30, 2002 may be deferred for possible future recovery. Notwithstanding the ultimate treatment of such costs resulting from the implementation of the Gas Competition Act, LDCs are generally precluded from increasing rates for the recovery of costs, other than gas costs, until January 1, 2001. The Gas Competition Act requires energy marketers seeking to serve customers of LDCs to accept assignment of a portion of the LDC's interstate pipeline capacity and storage contracts (as well as contracts for Pennsylvania gas supplies) at contract rates, thus avoiding the creation of stranded costs. After July 1, 2002, a natural gas supplier may petition the PUC to avoid such contract release or assignment. The PUC, however, may only grant the petition if certain findings are made and the LDC fully recovers the cost of contracts.

On October 1, 1999, Gas Utility filed its restructuring plan with the PUC pursuant to the Gas Competition Act. If such plan is approved substantially as filed, the Company does not believe the Gas Competition Act will have a material adverse impact on its financial condition or results of operations.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities are included in our accompanying balance sheets at September 30:

                                                                                                   1999                 1998
                                                                                                  -------             -------
Regulatory assets:
     Income taxes recoverable                                                                     $46,875             $46,483
     Power agreement buy-out                                                                        6,756               8,692
     Other postretirement benefits                                                                  3,104               3,340
     Deferred fuel costs                                                                            3,444                  --
     Deferred environmental costs                                                                     903                 803
                                                                                                  -------             -------
Total regulatory assets                                                                           $61,082             $59,318
                                                                                                  -------             -------

Regulatory liabilities:
     Refundable state taxes                                                                       $   975             $ 2,039
     Deferred fuel costs                                                                               --               1,676
     Other postretirement benefits                                                                  2,816               1,397
                                                                                                  -------             -------
Total regulatory liabilities                                                                      $ 3,791             $ 5,112
                                                                                                  -------             -------

3.  DEBT

Long-term debt comprises the following at September 30:


                                                                                                 1999                   1998
                                                                                                -------               -------
Medium-Term Notes:
     7.25% Notes, due November 2017                                                             $  20,000           $  20,000
     7.17% Notes, due June 2007                                                                    20,000              20,000
     6.17% Notes, due March 2001                                                                   15,000              15,000
     7.37% Notes, due October 2015                                                                 22,000              22,000
     6.73% Notes, due October 2002                                                                 26,000              26,000
     6.62% Notes, due May 2005                                                                     20,000              20,000
6.50% Senior Notes, due August 2003 (less unamortized discount of $96 and $115,
     respectively)                                                                                 49,904              49,885
9.71% Notes, due through September 2000 in annual
     installments of $7,143                                                                         7,143              14,285
                                                                                                ---------           ---------

Total long-term debt                                                                              180,047             187,170
Less current maturities                                                                            (7,143)             (7,143)
                                                                                                ---------           ---------

Long-term debt due after one year                                                               $ 172,904           $ 180,027
                                                                                                ---------           ---------

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


Scheduled repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows: 2000 - $7,143; 2001 - $15,000; 2002 - $0;
2003 - $76,000; 2004 - $0.

At September 30, 1999, UGI Utilities had revolving credit agreements with four banks providing for borrowings of up to $97,000 through June 2001 and an additional $20,000 through September 2000. UGI Utilities may borrow at various prevailing interest rates, including LIBOR. UGI Utilities pays quarterly commitment fees on these credit lines. UGI Utilities had borrowings under these agreements totaling $87,400 at September 30, 1999 and $68,400 at September 30, 1998, which we classify as bank loans. The weighted-average interest rates on bank loans were 5.9% at September 30, 1999 and 1998.

Certain of UGI Utilities' debt agreements restrict the incurrence of additional debt, require consolidated tangible net worth of at least $125,000, and restrict the amount of payments for investments, redemptions of capital stock, prepayments of subordinated indebtedness and dividends.

4.  INCOME TAXES

The provisions for income taxes consist of the following:

                                                                                1999             1998             1997
                                                                                ----             ----             ----
Current:
     Federal                                                                    $ 13,989         $ 12,184         $  18,168
     State                                                                         4,490            3,804             5,847
                                                                                --------         --------         ---------
                                                                                  18,479           15,988            24,015
                                                                                --------         --------         ---------
Deferred                                                                           6,190            5,866               947
Investment credit amortization                                                      (398)            (398)             (398)
                                                                                --------         --------         ---------

Total income tax expense                                                        $ 24,271         $ 21,456         $  24,564
                                                                                --------         --------         ---------


A reconciliation from the statutory federal tax rate to our effective tax rate is as follows:

                                                                                  1999             1998              1997
                                                                                --------         --------         ---------
Statutory federal tax rate                                                          35.0%            35.0%             35.0%
Difference in tax rate due to:
    State income taxes, net of federal
       benefit                                                                       6.3              6.4               6.5
    Deferred investment credit
       amortization                                                                 (0.7)            (0.7)             (0.6)
    Other, net                                                                      (2.2)            (3.1)             (2.1)
                                                                                --------         --------         ---------
Effective tax rate                                                                  38.4%            37.6%             38.8%
                                                                                --------         --------         ---------

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


Deferred tax liabilities (assets) comprise the following at September 30:

                                                                                  1999                   1998
                                                                                  ----                   ----
Excess book basis over tax basis of property, plant and equipment              $  92,996               $  89,724
Regulatory assets                                                                 25,345                  24,613
Other                                                                              6,158                   6,305
                                                                               ---------               ---------

Gross deferred tax liabilities                                                   124,499                 120,642
                                                                               ---------               ---------

Deferred investment tax credits                                                   (3,975)                 (4,140)
Employee-related expenses                                                         (4,960)                 (5,421)
Regulatory liability - state income taxes                                           (405)                   (846)
Power purchase agreement liability                                                (3,215)                 (3,607)
Other                                                                             (2,632)                 (4,964)
                                                                               ---------               ---------
Gross deferred tax assets                                                        (15,187)                (18,978)
                                                                               ---------               ---------

Net deferred tax liabilities                                                   $ 109,312               $ 101,664
                                                                               ---------               ---------


UGI Utilities had recorded deferred tax liabilities of approximately $31,400 as of September 30, 1999 and $31,336 as of September 30, 1998 pertaining to utility temporary differences, principally a result of accelerated tax depreciation, the tax benefits of which previously were or will be flowed through to ratepayers. These deferred tax liabilities have been reduced by deferred tax assets of $3,975 at September 30, 1999 and $4,140 at September 30, 1998, pertaining to utility deferred investment tax credits. UGI Utilities had recorded a regulatory income tax asset related to these net deferred taxes of $46,875 as of September 30, 1999 and $46,483 as of September 30, 1998. This regulatory income tax asset represents future revenues expected to be recovered through the ratemaking process. We will recognize this regulatory income tax asset in deferred tax expense as the corresponding temporary differences reverse and additional income taxes are incurred.

5.  EMPLOYEE RETIREMENT PLANS

DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS

We sponsor a defined benefit pension plan ("UGI Utilities Pension Plan") for employees of UGI, UGI Utilities, and certain of UGI's other wholly owned subsidiaries. In addition, we provide postretirement health care benefits to certain retirees and a limited number of active employees meeting certain age and service requirements, and postretirement life insurance benefits to nearly all active and retired employees.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans as of September 30:


                                                                    Pension                      Other Postretirement
                                                                   Benefits                            Benefits
                                                          ---------------------------         ---------------------------
                                                            1999               1998              1999              1998
                                                          ---------         ---------         ---------         ---------
CHANGE IN BENEFIT OBLIGATIONS:
         Benefit obligations - beginning of year          $ 164,817         $ 149,063         $  13,277         $  21,972
         Service cost                                         3,800             3,381                84                83
         Interest cost                                       11,187            10,902             1,014               907
         Actuarial (gain) loss                              (21,442)            9,859               666            (8,709)
         Benefits paid                                       (8,859)           (8,388)           (1,052)             (976)
                                                          ---------         ---------         ---------         ---------
         Benefit obligations - end of year                $ 149,503         $ 164,817         $  13,989         $  13,277
                                                          ---------         ---------         ---------         ---------

CHANGE IN PLAN ASSETS:
         Fair value of plan assets - beginning of
          year                                            $ 183,281         $ 189,539         $   4,905         $   3,478
         Actual return on plan assets                        27,727             2,130               232               232
         Employer contributions                                  --                --             1,041             1,593
         Benefits paid                                       (8,859)           (8,388)           (1,223)             (398)
                                                          ---------         ---------         ---------         ---------
         Fair value of plan assets - end of year          $ 202,149         $ 183,281         $   4,955         $   4,905
                                                          ---------         ---------         ---------         ---------

Funded status of the plans                                $  52,646         $  18,464         $  (9,033)        $  (8,372)
Unrecognized net actuarial gain                             (36,807)           (3,918)           (3,231)           (4,258)
Unrecognized prior service cost                               4,667             5,333                --                --
Unrecognized net transition (asset) obligation               (7,894)           (9,524)            9,112             9,797
                                                          ---------         ---------         ---------         ---------
Prepaid (accrued) benefit cost - end of year              $  12,612         $  10,355         $  (3,152)        $  (2,833)
                                                          ---------         ---------         ---------         ---------

ASSUMPTIONS AS OF SEPTEMBER 30:
Discount rate                                                   7.8%              6.9%              7.8%              6.9%
Expected return on plan assets                                  9.5               9.5               6.0               6.0
Rate of increase in salary levels                               4.5               4.5               4.5               4.5


Included in the end of year pension benefit obligations above are $8,401 at September 30, 1999, and $10,289 at September 30, 1998, relating to employees of UGI and its other subsidiaries. Included in the end of year postretirement obligations above are $580 at September 30, 1999, and $440 at September 30, 1998, relating to employees of UGI.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


Net periodic pension and other postretirement benefit costs relating to UGI Utilities employees include the following components:


                                                      Pension Benefits                         Other Postretirement Benefits
                                           ----------------------------------------       ------------------------------------------
                                              1999           1998            1997            1999            1998            1997
                                           --------        --------        --------        --------        --------        --------
Service cost                               $  3,459        $  3,038        $  2,564        $     78        $     77        $     64
Interest cost                                10,548          10,233          10,037             991             890           1,588
Expected return on assets                   (15,375)        (14,332)        (12,844)           (256)           (177)            (64)
Amortization of:
     Transition (asset)
         obligation                          (1,539)         (1,533)         (1,545)            679             680           1,058
     Prior service cost                         629             626             631              --              --              --
     Actuarial gain                              --              --              --             (48)           (237)            (60)
                                           --------        --------        --------        --------        --------        --------
Net benefit cost (income)                    (2,278)         (1,968)         (1,157)          1,444           1,233           2,586
Change in regulatory
     assets & liabilities                        --              --              --           1,655           1,866             513
                                           --------        --------        --------        --------        --------        --------
Net expense (income)                       $ (2,278)       $ (1,968)       $ (1,157)       $  3,099        $  3,099        $  3,099
                                           --------        --------        --------        --------        --------        --------

Pursuant to orders issued by the PUC, UGI Utilities has established a Voluntary Employee Benefit Trust ("VEBA") to pay retiree health care and life insurance benefits and to fund the UGI Utilities' postretirement benefit liability. UGI Utilities is required to fund its postretirement benefit obligations by depositing into the VEBA the annual amount of postretirement benefits costs determined under SFAS 106 "Employers Accounting for Postretirement Benefits Other Than Pensions." The difference between such amounts and amounts included in UGI Utilities' rates is deferred for future recovery from, or refund to, ratepayers. VEBA investments consist principally of money market funds.

The assumed health care cost trend rate at September 30, 1999 and 1998 was 6.0%, decreasing to 5.5% in fiscal 2008. A one percentage point charge in the assumed health care cost trend rate would change the 1999 postretirement benefit cost and obligation as follows:


                                                           1%              1%
                                                        Increase        Decrease
                                                        --------        --------


Effect on total service and interest costs               $   151        $  (132)
Effect on postretirement benefit obligation                1,934         (1,690)


We also sponsor unfunded retirement benefit plans for certain key employees. At September 30, 1999 and 1998, the projected benefit obligations of these plans were not material. We recorded expense for these plans of $637 in 1999, $1,101 in 1998, and $244 in 1997.

DEFINED CONTRIBUTION PLANS

We sponsor a 401(k) savings plan for eligible employees ("Utilities Savings Plan"). Generally, participants in the Utilities Savings Plan may contribute a portion of their compensation on a before-tax and after-tax basis. We may, at our discretion, match a portion of participants'

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


contributions. The cost of benefits under the savings plans totaled $885 in 1999, $987 in 1998, and $880 in 1997.

6.  INVENTORIES

Inventories comprise the following at September 30:

                                                        1999              1998
                                                       -------           -------
Utility fuel and gases                                 $24,440           $24,487
Appliances for sale                                        991             1,191
Materials, supplies and other                            2,672             2,782
                                                       -------           -------
Total inventories                                      $28,103           $28,460
                                                       -------           -------

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

At September 30, 1999 and 1998, we had outstanding 200,000 shares of $7.75 Series cumulative preferred stock. We are required to establish a sinking fund to redeem on October 1 in each year, commencing October 1, 2004, 10,000 shares of our $7.75 Series at a price of $100 per share. The $7.75 Series is redeemable, in whole or in part, at our option on or after October 1, 2004, at a price of $100 per share. All outstanding shares of $7.75 Series are subject to mandatory redemption on October 1, 2009, at a price of $100 per share.

8.  COMMITMENTS AND CONTINGENCIES

We lease various buildings and transportation, data processing and office equipment under operating leases. Certain of our leases contain renewal and purchase options and also contain escalation clauses. Our aggregate rental expense for such leases was $5,103 in 1999, $5,278 in 1998, and $5,083 in 1997.

Minimum future payments under operating leases that have initial or remaining noncancelable terms in excess of one year for the fiscal years ending September 30 are as follows: 2000 - $4,080; 2001 - $3,627; 2002 - $3,170; 2003 - $2,052;
2004 - $1,281; after 2004 - $1,902.

Gas Utility has gas supply agreements with producers and marketers that expire at various dates through 2000. Gas Utility also has agreements for firm pipeline transportation and storage capacity which Gas Utility may terminate at various dates through 2015. In addition, Gas Utility

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)



has short-term gas supply agreements which permit it to purchase certain of its gas supply needs on a firm or interruptible basis at spot market prices.

Prior to August 1, 1999, Pennsylvania Power & Light Company ("PP&L"), pursuant to a 1992 power supply agreement for bundled energy and capacity, supplied all of Electric Utility's electric power requirements above that provided by other sources. As part of a settlement of all disputes concerning the 1992 power supply agreement, Electric Utility and PP&L entered into a new power supply agreement under which, from August 1, 1999 through February 28, 2001, PP&L will supply all of Electric Utility's capacity requirements in excess of its capacity resources acquired from other sources, and from January 1, 2000 through December 31, 2000 will supply 32 megawatts of energy in each hour of the day. The energy purchased from PP&L will replace a fixed price power supply agreement with the Montgomery County (Maryland) Resource Recovery Facility, which contract expires on December 31, 1999. In high usage months, Electric Utility meets its electric power needs, above those provided by these contracts and its own generation facilities through monthly market based contracts and through spot purchases at market prices as delivered.

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

Certain private parties have filed, or threatened to file, suit against UGI Utilities to recover costs of investigation or remediation of several manufactured gas plant ("MGP") sites. In addition, we have identified environmental contamination at several of our properties and have voluntarily undertaken investigation and, as appropriate, remediation of these sites in cooperation with appropriate environmental agencies or private parties.

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

UGI Utilities has filed suit against more than fifty insurance companies alleging that the defendants breached contracts of insurance by failing to indemnify UGI Utilities for certain environmental costs. The suit seeks to recover more than $11,000 in costs incurred by UGI Utilities at various manufactured gas plant sites. The parties to the suit are in the early stages of exchanging information.

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

9.  FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments included in current assets and current liabilities (excluding current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of our long-term debt is approximately $175,000 at September 30, 1999 and $193,000 at September 30, 1998. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt. The estimated fair value of our Series Preferred Stock is approximately $21,000 at September 30, 1999 and $24,000 at September 30, 1998. We estimated the fair value of our Series Preferred Stock based on the fair value of redeemable preferred stock with similar credit ratings and redemption features.

We have financial instruments such as trade accounts receivable which could expose us to concentrations of credit risk. The credit risk from trade accounts receivable is limited because we have a large customer base which extends across many different markets. At September 30, 1999 and 1998, we had no significant concentrations of credit risk.

10.  SEGMENT INFORMATION

We adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in fiscal 1999. SFAS 131 establishes standards for reporting information about operating segments as well as related disclosures about products and services, geographic areas, and major customers. In determining our reportable segments under the provisions of SFAS 131, we examined the way we organize our businesses for making operating decisions and assessing business performance. Based upon the guidance provided by SFAS 131, we have determined that UGI Utilities has two reportable segments comprising Gas Utility and Electric Utility. The adoption of SFAS 131 did not change the operating segments we disclose. However, Gas Utility and Electric Utility results for all periods presented now include billed UGI corporate overhead costs.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

Although the Electricity Customer Choice Act unbundled prices for electric generation, transmission and distribution services, we currently manage and evaluate our electric generation, transmission and distribution operations on a combined basis. Accordingly, these operations are combined for segment presentation purposes.

The accounting policies of our two reportable segments are the same as those described in Note 1 of Consolidated Financial Statements. We evaluate Gas Utility's and Electric Utility's performance principally based upon their earnings before income taxes.

No single customer represents more than 5% of the total revenues of either Gas Utility or Electric Utility. Financial information by business segment follows:

                                                                           Elim-             Gas           Electric
                                                           Total          inations         Utility         Utility           Other
                                                          --------        --------         --------        --------        --------
1999
   Revenues                                               $420,647        $     --         $345,637        $ 75,010        $     --
   EBITDA(1)                                              $103,677        $     --         $ 86,963        $ 16,780        $    (67)
   Depreciation and amortization                            23,005              --           18,995           4,010              --
                                                          --------        --------         --------        --------        --------
   Operating income (loss)                                  80,671              --           67,968          12,770             (67)
   Interest expense                                         17,532              --           15,184           2,348              --
                                                          --------        --------         --------        --------        --------
   Income (loss) before income taxes                      $ 63,139        $     --         $ 52,784        $ 10,422        $    (67)
   Total assets                                           $712,533        $    (52)        $615,645        $ 94,989        $  1,951
   Capital expenditures                                   $ 36,384        $     --         $ 31,929        $  4,455        $     --
                                                          --------        --------         --------        --------        --------

1998
   Revenues                                               $422,283        $     --         $350,154        $ 72,129        $     --
   EBITDA(1)                                              $ 96,633        $     --         $ 82,937        $ 13,560        $    136
   Depreciation and amortization                            22,043              --           18,165           3,878              --
                                                          --------        --------         --------        --------        --------
   Operating income                                         74,590              --           64,772           9,682             136
   Interest expense                                         17,583              --           15,269           2,314              --
                                                          --------        --------         --------        --------        --------
   Income before income taxes                             $ 57,007        $     --         $ 49,503        $  7,368        $    136
   Total assets                                           $690,317        $   (101)        $594,447        $ 95,587        $    384
   Capital expenditures                                   $ 37,219        $     --         $ 32,033        $  5,186        $     --
                                                          --------        --------         --------        --------        --------

1997
   Revenues                                               $461,208        $     --         $389,064        $ 72,144        $     --
   EBITDA(1)                                              $101,578        $     --         $ 87,317        $ 14,038        $    223
   Depreciation and amortization                            21,431              --           17,194           4,237              --
                                                          --------        --------         --------        --------        --------
   Operating income                                         80,147              --           70,123           9,801             223
   Interest expense                                         16,872              --           14,016           2,746             110
                                                          --------        --------         --------        --------        --------
   Income before income taxes                             $ 63,275        $     --         $ 56,107        $  7,055        $    113
   Total assets                                           $681,378        $    318         $594,331        $ 86,247        $    482
   Capital expenditures                                   $ 41,684        $     --         $ 36,691        $  4,993        $     --
                                                          --------        --------         --------        --------        --------

(1) Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under generally accepted accounting principles.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

11.  QUARTERLY DATA (UNAUDITED)

The following quarterly information includes all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of such information. Quarterly results fluctuate because of the seasonal nature of UGI Utilities' businesses.


                                  December 31,             March 31,                 June 30,                September 30,
                               1998        1997        1999         1998        1999        1998        1999       1998
                             --------    --------    --------    --------    --------    --------    --------     --------
Revenues                     $112,770    $135,464    $167,692    $152,333    $ 77,338    $ 74,342    $ 62,847     $ 60,144
Operating income
(loss)                         25,452      30,329      43,174      36,150      10,799       7,818       1,246          293
Net income (loss)              13,033      16,208      24,167      19,999       4,076       1,892      (2,408)      (2,548)


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

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of dollars)


                                                            Balance at      Charged to                          Balance at
                                                            beginning       costs and                             end of
                                                             of year         expenses           Other              year
                                                            ----------      -----------     --------------      -----------

YEAR ENDED SEPTEMBER 30, 1999
Reserves deducted from assets in
   the consolidated balance sheet:

        Allowance for doubtful accounts                      $ 1,373         $ 4,269        $(3,926)   (1)        $ 1,716
                                                             =======                                              =======


Other reserves (3)                                           $ 3,724         $ 1,079        $(3,730)   (2)        $ 1,345
                                                             =======                                              =======
                                                                                                272    (4)
YEAR ENDED SEPTEMBER 30, 1998
Reserves deducted from assets in
   the consolidated balance sheet:

        Allowance for doubtful accounts                      $ 3,333         $ 4,099        $(6,059)   (1)        $ 1,373
                                                             =======                                              =======


Other reserves (3)                                           $ 5,945         $   159        $(2,380)   (2)        $ 3,724
                                                             =======                                              =======

YEAR ENDED SEPTEMBER 30, 1997
Reserves deducted from assets in
   the consolidated balance sheet:

        Allowance for doubtful accounts                      $ 3,976         $ 4,272        $(4,915)   (1)        $ 3,333
                                                             =======                                              =======


Other reserves (3)                                           $ 3,160         $ 3,021        $  (236)   (2)        $ 5,945
                                                             =======                                              =======










(1)      Uncollectible accounts written off, net of recoveries.

(2)      Payments, net

(3) Includes reserves for self-insured property and casualty liability, insured property and casualty liability, environmental, litigation and other.

(4)      Other adjustments

                                  EXHIBIT INDEX


EXHIBIT NO.    DESCRIPTION
-----------    -----------




10.19 Consulting Services Agreement dated as of March 1, 1999 between UGI Utilities, Inc. and Richard L. Bunn

12.1           Computation of Ratio of Earnings to Fixed Charges

12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

23             Consent of Arthur Andersen LLP

27             Financial Data Schedule