Form 10-Q
period 1999-12-31
UGI UTILITIES INC
filed 2000-02-14
CIK 100548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1999

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      At January 31, 2000, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                               UGI UTILITIES, INC.

                                TABLE OF CONTENTS

                                                                                PAGES
                                                                                -----
PART I FINANCIAL INFORMATION

    Item 1. Financial Statements

            Condensed Consolidated Balance Sheets as of December 31, 1999,
              September 30, 1999 and December 31, 1998                             1

            Condensed Consolidated Statements of Income for the three
              and twelve months ended December 31, 1999 and 1998                   2

            Condensed Consolidated Statements of Cash Flows for the three and
              twelve months ended December 31, 1999 and 1998                       3

            Notes to Condensed Consolidated Financial Statements                 4 - 9

    Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                               10 - 14


    Item 3.  Quantitative and Qualitative Disclosures About Market Risk           15


PART II OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                                      15

    Signatures                                                                    16

                          PART I FINANCIAL INFORMATION
                               UGI UTILITIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                                  December 31,    September 30,   December 31,
                                                                                      1999            1999            1998
                                                                                    --------        --------        --------
ASSETS
     Current assets:
          Cash and cash equivalents                                                 $  4,218        $ 11,063        $  3,567
          Accounts receivable (less allowances for doubtful accounts
               of $1,649, $1,716 and $1,349, respectively)                            42,311          21,887          33,926
          Accrued utility revenues                                                    24,658           6,867          21,687
          Inventories                                                                 21,007          28,103          27,016
          Deferred income taxes                                                        2,843           2,972           4,119
          Prepaid expenses and other current assets                                    2,022           6,283           2,887
                                                                                    --------        --------        --------
               Total current assets                                                   97,059          77,175          93,202

     Property, plant and equipment, at cost (less accumulated depreciation
          and amortization of $275,229, $270,003 and $257,963, respectively)         559,173         556,793         547,127

     Regulatory assets                                                                61,590          61,082          59,314
     Other assets                                                                     17,512          17,483          17,079
                                                                                    --------        --------        --------
          Total assets                                                              $735,334        $712,533        $716,722
                                                                                    ========        ========        ========


LIABILITIES  AND  STOCKHOLDERS'  EQUITY
     Current liabilities:
          Current maturities of long-term debt                                      $  7,143        $  7,143        $  7,143
          Bank loans                                                                 101,800          87,400          70,200
          Accounts payable                                                            38,150          37,881          43,802
          Other current liabilities                                                   40,326          31,048          35,861
                                                                                    --------        --------        --------
               Total current liabilities                                             187,419         163,472         157,006

     Long-term debt                                                                  172,909         172,904         180,032
     Deferred income taxes                                                           113,764         112,284         106,456
     Other noncurrent liabilities                                                     24,252          24,313          29,342

     Commitments and contingencies

     Redeemable preferred stock                                                       20,000          20,000          20,000

     Common stockholder's equity:
          Common Stock, $2.25 par value (authorized - 40,000,000 shares;
               issued and outstanding - 26,781,785 shares)                            60,259          60,259          60,259
          Additional paid-in capital                                                  68,559          68,559          68,559
          Retained earnings                                                           88,172          90,742          95,068
                                                                                    --------        --------        --------
               Total common stockholder's equity                                     216,990         219,560         223,886
                                                                                    --------        --------        --------
          Total liabilities and stockholders' equity                                $735,334        $712,533        $716,722
                                                                                    ========        ========        ========


See accompanying notes to consolidated financial statements.

                               UGI UTILITIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                             (Thousands of dollars)


                                                          Three Months Ended                Twelve Months Ended
                                                             December 31,                       December 31,
                                                     ---------------------------         ---------------------------
                                                        1999              1998              1999              1998
                                                     ---------         ---------         ---------         ---------
Revenues                                             $ 121,156         $ 112,770         $ 429,033         $ 399,589
                                                     ---------         ---------         ---------         ---------

Costs and expenses:
     Gas, fuel and purchased power                      57,433            55,336           207,318           197,470
     Operating and administrative expenses              27,470            26,454           112,988           110,554
     Operating and administrative expenses
          - related parties                                561             1,172             4,335             4,911
     Depreciation and amortization                       5,747             5,477            23,276            22,169
     Other income, net                                  (3,877)           (1,121)           (7,925)           (5,228)
                                                     ---------         ---------         ---------         ---------
                                                        87,334            87,318           339,992           329,876
                                                     ---------         ---------         ---------         ---------

Operating income                                        33,822            25,452            89,041            69,713
Interest expense                                         4,746             4,438            17,840            17,700
                                                     ---------         ---------         ---------         ---------
Income before income taxes                              29,076            21,014            71,201            52,013
Income taxes                                            11,258             7,981            27,548            19,637
                                                     ---------         ---------         ---------         ---------
Net income                                              17,818            13,033            43,653            32,376
Dividends on preferred stock                               388               388             1,550             1,857
                                                     ---------         ---------         ---------         ---------
Net income after dividends on preferred stock        $  17,430         $  12,645         $  42,103         $  30,519
                                                     =========         =========         =========         =========


See accompanying notes to consolidated financial statements.

                               UGI UTILITIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)


                                                                           Three Months Ended            Twelve Months Ended
                                                                              December 31,                  December 31,
                                                                         -----------------------       -----------------------
                                                                           1999           1998           1999           1998
                                                                         --------       --------       --------       --------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net income                                                           $ 17,818       $ 13,033       $ 43,653       $ 32,376
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                                     5,747          5,477         23,276         22,169
          Deferred income taxes, net                                        1,109            839          6,062          5,823
          Other, net                                                          560           (106)         3,543          5,002
                                                                         --------       --------       --------       --------
                                                                           25,234         19,243         76,534         65,370
          Net change in:
             Accounts receivable and accrued utility revenues             (39,088)       (29,430)       (15,678)        13,210
             Inventories                                                    7,096          1,444          6,009           (173)
             Deferred fuel costs                                              168            (64)        (4,888)        (8,182)
             Accounts payable                                                 269          4,955         (5,652)         3,188
             Other current assets and liabilities                          13,539          9,874          7,032        (13,358)
                                                                         --------       --------       --------       --------
          Net cash provided by operating activities                         7,218          6,022         63,357         60,055
                                                                         --------       --------       --------       --------


CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Expenditures for property, plant and equipment                         (7,997)        (8,539)       (35,842)       (37,293)
    Net proceeds (costs) of property, plant and equipment disposals           (78)           (48)          (771)           250
                                                                         --------       --------       --------       --------
       Net cash used by investing activities                               (8,075)        (8,587)       (36,613)       (37,043)
                                                                         --------       --------       --------       --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Payment of dividends                                                  (20,388)          (388)       (50,550)       (12,157)
    Issuance of long-term debt                                                -              -              -           15,000
    Repayment of long-term debt                                               -              -           (7,143)       (17,143)
    Bank loans increase                                                    14,400          1,800         31,600          7,500
    Redemption of Series Preferred Stock                                      -              -              -          (15,507)
                                                                         --------       --------       --------       --------
       Net cash provided (used) by financing activities                    (5,988)         1,412        (26,093)       (22,307)
                                                                         --------       --------       --------       --------

    Cash and cash equivalents increase (decrease)                        $ (6,845)      $ (1,153)      $    651       $    705
                                                                         ========       ========       ========       ========

CASH  AND  CASH  EQUIVALENTS:
    End of period                                                        $  4,218       $  3,567       $  4,218       $  3,567
    Beginning of period                                                    11,063          4,720          3,567          2,862
                                                                         --------       --------       --------       --------
       Increase (decrease)                                               $ (6,845)      $ (1,153)      $    651       $    705
                                                                         ========       ========       ========       ========


See accompanying notes to consolidated financial statements.

                               UGI UTILITIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                             (Thousands of dollars)



1.    BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements include the accounts of UGI Utilities, Inc. ("UGI Utilities") and its wholly owned subsidiaries (collectively, "the Company" or "we"). We eliminate all significant intercompany accounts and transactions when we consolidate. UGI Utilities is a wholly owned subsidiary of UGI Corporation ("UGI") and operates a natural gas distribution utility ("Gas Utility") in parts of eastern and southeastern Pennsylvania and an electric utility generation and distribution operation ("Electric Utility") in northeastern Pennsylvania. Effective October 1, 1999, Electric Utility's interests in its electric generating facilities were transferred to UGI Utilities' wholly owned non-utility subsidiary UGI Development Company, ("UGID"). UGID has been granted "Exempt Wholesale Generator" status by the Federal Energy Regulatory Commission.

      The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the year ended September 30, 1999 ("Company's 1999 Annual Report"). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. UGI Utilities' comprehensive income as determined under Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" was the same as its net income for all periods presented.

      Management makes estimates and assumptions when preparing financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)


2.    SEGMENT INFORMATION

      Based upon SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), we have determined that the Company has two reportable segments: (1) Gas Utility and (2) Electric Utility. Although (1) Pennsylvania's Electricity Customer Choice Act unbundled prices for electric generation, transmission and distribution services and
      (2) on October 1, 1999 we transferred our electric generation assets to our non-utility subsidiary UGID, we currently manage and evaluate our electric generation, transmission and distribution operations on a combined basis. Accordingly, these electric operations have been combined for segment presentation purposes.

      The accounting policies of our two reportable segments are the same as those described in the Significant Accounting Policies note contained in the Company's 1999 Annual Report. We evaluate each segment's performance principally based upon its earnings before income taxes.

      No single customer represents more than 5% of the total revenues of either Gas Utility or Electric Utility. Financial information by business segment follows:

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)


2.    SEGMENT INFORMATION (continued)


      THREE MONTHS ENDED DECEMBER 31, 1999:

                                                                                     Gas                Electric           All
                                                  Total         Eliminations       Utility              Utility           other
                                               ------------------------------------------------------------------------------------
      Revenues                                 $ 121,156            $--           $ 101,976            $  19,180          $      --
                                               ====================================================================================

      EBITDA                                   $  39,569            $--           $  32,709            $   6,860          $      --
      Depreciation and amortization               (5,747)            --              (4,847)                (900)                --
                                               ------------------------------------------------------------------------------------
      Operating income                            33,822             --              27,862                5,960                 --
      Interest expense                            (4,746)            --              (4,208)                (538)                --
                                               ------------------------------------------------------------------------------------
      Income  before income taxes              $  29,076            $--           $  23,654            $   5,422          $      --
                                               ====================================================================================

      Total assets  (at period end)            $ 735,334            $--           $ 638,576            $  96,434          $     324
                                               ====================================================================================


      THREE MONTHS ENDED DECEMBER 31, 1998:

                                                                                      Gas           Electric              All
                                                  Total          Eliminations       Utility          Utility             other
                                               ---------------------------------------------------------------------------------
      Revenues                                 $ 112,770         $      --         $  94,578         $  18,192         $      --
                                               =================================================================================

      EBITDA                                   $  30,929         $      --         $  26,245         $   4,693         $      (9)
      Depreciation and amortization               (5,477)               --            (4,667)             (810)               --
                                               ---------------------------------------------------------------------------------
      Operating income (loss)                     25,452                --            21,578             3,883                (9)
      Interest expense                            (4,438)               --            (3,845)             (593)               --
                                               ---------------------------------------------------------------------------------
      Income (loss) before income taxes        $  21,014         $      --         $  17,733         $   3,290         $      (9)
                                               =================================================================================

      Total assets  (at period end)            $ 716,722         $    (101)        $ 619,861         $  96,768         $     194
                                               =================================================================================

      -------

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

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)

      SEGMENT INFORMATION (continued)

      TWELVE MONTHS ENDED DECEMBER 31, 1999:

                                                                               Gas            Electric            All
                                                 Total        Eliminations   Utility          Utility            other
                                               -------------------------------------------------------------------------
      Revenues                                 $ 429,033         $--        $ 353,035         $  75,998         $      --
                                               ==========================================================================

      EBITDA                                   $ 112,317         $--        $  93,428         $  18,947         $     (58)
      Depreciation and amortization              (23,276)         --          (19,176)           (4,100)               --
                                               -------------------------------------------------------------------------
      Operating income (loss)                     89,041          --           74,252            14,847               (58)
      Interest expense                           (17,840)         --          (15,547)           (2,293)               --
                                               -------------------------------------------------------------------------
      Income (loss) before income taxes        $  71,201         $--        $  58,705         $  12,554         $     (58)
                                               ==========================================================================

      Total assets  (at period end)            $ 735,334         $--        $ 638,576         $  96,434         $     324
                                               ==========================================================================



      TWELVE MONTHS ENDED DECEMBER 31, 1998:

                                                                                  Gas             Electric           All
                                             Total           Eliminations       Utility           Utility            other
                                           ---------------------------------------------------------------------------------
      Revenues                             $ 399,589         $      --         $ 327,901         $  71,688         $      --
                                           =================================================================================

      EBITDA                               $  91,882         $      --         $  77,341         $  14,402         $     139
      Depreciation and amortization          (22,169)               --           (18,357)           (3,812)               --
                                           ---------------------------------------------------------------------------------
      Operating income                        69,713                --            58,984            10,590               139
      Interest expense                       (17,700)               --           (15,343)           (2,357)               --
                                           ---------------------------------------------------------------------------------
      Income  before income taxes          $  52,013         $      --         $  43,641         $   8,233         $     139
                                           =================================================================================

      Total assets  (at period end)        $ 716,722         $    (101)        $ 619,861         $  96,768         $     194
                                           =================================================================================

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

      UGI Utilities has filed suit against more than fifty insurance companies alleging that the defendants breached contracts of insurance by failing to indemnify UGI Utilities for certain environmental costs. The suit seeks to recover more than $11,000 in costs incurred by UGI Utilities at various manufactured gas plant sites. The major parties to the suit are in the early stages of exchanging information.

      In addition to these environmental matters, there are other pending claims and legal actions arising in the normal course of our businesses. We cannot predict with certainty the final results of environmental and other matters. However, it is reasonably possible

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)


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

                               UGI UTILITIES, INC.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended December 31, 1999 ("1999 three-month period") with the three months ended December 31, 1998 ("1998 three-month period") and (2) the twelve months ended December 31, 1999 ("1999 twelve-month period") with the twelve months ended December 31, 1998 ("1998 twelve-month period"). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements.

1999 THREE-MONTH PERIOD COMPARED WITH 1998 THREE-MONTH PERIOD

-------------------------------------------------------------------------------------------------------
Three Months Ended December 31,                1999             1998               Increase
-------------------------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
    Revenues                                  $ 102.0         $  94.6         $   7.4            7.8%
    Total margin (a)                          $  47.9         $  43.2         $   4.7           10.9%
    EBITDA (b)                                $  32.7         $  26.2         $   6.5           24.8%
    Operating income                          $  27.9         $  21.6         $   6.3           29.2%
    Natural gas system throughput - bcf          22.1            20.3             1.8            8.9%
    Heating degree days - % warmer
       than normal                              (12.2)          (17.1)             --             --

ELECTRIC UTILITY:
    Revenues                                  $  19.2         $  18.2         $   1.0            5.5%
    Total margin (a)                          $  11.0         $   9.7         $   1.3           13.4%
    EBITDA (b)                                $   6.9         $   4.7         $   2.2           46.8%
    Operating income                          $   6.0         $   3.9         $   2.1           53.8%
    Electric sales - gwh                        225.5           223.2             2.3            1.0%
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

GAS UTILITY. Weather in Gas Utility's service territory during the 1999 three-month period was 12.2% warmer than normal but 5.9% colder than the prior-year period. The colder weather was the primary factor in a 1.8 bcf (8.9%) increase in total system throughput.

The $7.4 million increase in Gas Utility's revenues during the 1999 three-month period principally resulted from (1) a $6.5 million increase from higher sales to our firm residential, commercial and industrial ("core market") customers, and (2) a $2.0 million increase in revenues from interruptible customers. These increases were partially offset by lower revenues from off-system sales. Gas Utility cost of gas was $50.0 million, an increase of $2.3 million from the prior-year period, primarily reflecting increased gas costs associated with the higher core market sales partially offset by lower gas costs associated with off-system sales.

Gas Utility total margin during the 1999 three-month period was $4.7 million higher than in the 1998 three-month period. The higher total margin includes (1) a $2.2 million increase in total core market margin as a result of the colder weather, (2) a $1.7 million increase in total interruptible retail and delivery service margin reflecting higher throughput and the impact of a greater spread between oil and natural gas prices, and (3) greater firm delivery service margin.

Gas Utility EBITDA and operating income were higher in the 1999 three-month period reflecting the increase in total margin and higher other income. Other income in the current-year period includes a total of $1.6 million of interest income from (1) revenue-related tax overpayments made in prior years and (2) purchased gas cost undercollections. Operating and administrative expenses in the 1999 three-month period, which are net of $0.9 million of income from adjustments to incentive compensation accruals, were essentially unchanged from the prior-year period.

ELECTRIC UTILITY. The increase in kilowatt-hour sales in the 1999 three-month period reflects the impact of increased sales from weather that was 5% colder than the prior-year period. Electric Utility revenues increased as a result of the higher sales as well as transmission revenues from alternate electric power suppliers selling electricity to some of our customers pursuant to Pennsylvania's Electricity Customer Choice Act. Approximately 5% of our kilowatt-hour sales during the 1999 three-month period represented electricity we distributed for alternate suppliers. Notwithstanding the slight increase in electric sales, cost of sales decreased $0.2 million to $7.4 million reflecting lower average purchased power costs.

Electric Utility operations total margin increased $1.3 million reflecting the impact of (1) lower power costs and (2) higher electric sales. EBITDA and operating income were also higher reflecting the higher total margin and higher other income. Operating expenses in the 1999 three-

                               UGI UTILITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


month period were slightly higher reflecting modestly higher power generation maintenance costs offset by $0.3 million of income from adjustments to incentive compensation accruals.

1999 TWELVE-MONTH PERIOD COMPARED WITH 1998 TWELVE-MONTH PERIOD

--------------------------------------------------------------------------------------------------------
Twelve Months Ended December 31,                1999             1998                 Increase
--------------------------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
    Revenues                                   $ 353.0         $ 327.9         $  25.1             7.7%
    Total margin                               $ 165.3         $ 151.8         $  13.5             8.9%
    EBITDA                                     $  93.4         $  77.3         $  16.1            20.8%
    Operating income                           $  74.3         $  59.0         $  15.3            25.9%
    Natural gas system throughput - bcf           77.9            72.6             5.3             7.3%
    Heating degree days - % warmer
       than normal                               (11.0)          (21.8)             --              --

ELECTRIC UTILITY:
    Revenues                                   $  76.0         $  71.7         $   4.3             6.0%
    Total margin                               $  39.9         $  34.8         $   5.1            14.7%
    EBITDA                                     $  18.9         $  14.4         $   4.5            31.3%
    Operating income                           $  14.8         $  10.6         $   4.2            39.6%
    Electric sales - gwh                         902.8           871.8            31.0             3.6%
--------------------------------------------------------------------------------------------------------

GAS UTILITY. Weather in Gas Utility's service territory during the 1999 twelve-month period was 11.0% warmer than normal but 13.9% colder than the prior-year twelve-month period. As a result of the colder weather and, to a lesser extent, an increase in total customers, system throughput increased 5.3 bcf (7.3%).

The increase in Gas Utility's revenues during the 1999 twelve-month period resulted from a $19.1 million increase in core market revenues, due primarily to higher sales, and higher delivery service revenues. Gas Utility cost of gas was $174.3 million in the 1999 twelve-month period, an increase of $10.6 million, principally reflecting the higher core market sales.

Gas Utility total margin in the 1999 twelve-month period increased $13.5 million from the prior-year period. The increase includes (1) $8.4 million from core market customers, (2) a $2.0 million increase from interruptible retail and delivery service customers, and (3) higher margin from firm delivery service customers.

Gas Utility EBITDA and operating income were higher in the 1999 twelve-month period reflecting the increase in total margin and higher other income. The increase in other income includes, among other things, interest income from revenue-related tax overpayments and

                               UGI UTILITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


purchased gas cost undercollections. Gas Utility total operating expenses in the 1999 twelve-month period, excluding charges for depreciation and amortization, were virtually unchanged from the prior-year twelve-month period.

ELECTRIC UTILITY. Total kilowatt-hour sales were 31.0 gwh (3.6%) higher in the 1999 twelve-month period reflecting higher weather-related sales for both heating and air conditioning. Electric Utility revenues increased $4.3 million as a result of the higher sales and higher transmission revenue from alternate suppliers serving customers on our distribution system pursuant to the Electricity Customer Choice Act. Notwithstanding the increase in kilowatt-hour sales, cost of sales decreased $0.9 million to $32.9 million. The increase in purchased power costs resulting from the higher sales was more than offset by
(1) lower average purchased power costs and (2) the benefit of a power supply agreement settlement.

Electric Utility's total margin increased $5.1 million as a result of (1) the lower average purchased power costs, (2) the power supply agreement settlement, and (3) the higher 1999 twelve-month period sales. EBITDA and operating income were also higher reflecting the increase in total margin and higher other income partially offset by higher (1) power generation maintenance costs, (2) customer service and information expenses, and (3) charges for depreciation.

                        FINANCIAL CONDITION AND LIQUIDITY

CAPITAL STRUCTURE

The Company's debt outstanding at December 31, 1999 totaled $281.9 million compared with $267.4 million at September 30, 1999. Included in these amounts are bank loans of $101.8 million and $87.4 million, respectively. Under our revolving credit agreements, we may borrow up to $117.0 million.

CASH FLOWS

The Company's cash flows from operating activities are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are generally lowest during the first and fourth fiscal quarters. Accordingly, cash flows from operations for the three months ended December 31, 1999 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities was $7.2 million during the three months ended December 31, 1999. In the prior-year period, operating activities provided $6.0 million of cash. Changes in operating working capital during the three months ended December 31, 1999 required $18.0 million of operating cash flow while changes in operating working capital during the three months ended December 31, 1998 required $13.2 million of operating cash flow. Cash generated by operating activities before changes in operating working capital totaled $25.0 million during the three

                               UGI UTILITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


months ended December 31, 1999, $5.8 million higher than the $19.2 million generated in the prior-year period, reflecting the Company's greater operating results in the 1999 three-month period.

INVESTING ACTIVITIES. We spent $8.0 million for property, plant and equipment in the three months ended December 31, 1999 compared with $8.5 million in the three months ended December 31, 1998. The decrease reflects lower information services capital expenditures.

FINANCING ACTIVITIES. Cash flows from financing activities in each of the 1999 and 1998 three-month periods include dividends on preferred stock of $0.4 million. During the 1999 three-month period, we paid $20.0 million of dividends to our parent company, UGI. Net borrowings under UGI Utilities revolving credit agreements totaled $14.4 million in the 1999 three-month period compared with net borrowings of $1.8 million in the prior-year period.

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

Recognizing the potential business consequences of the Y2K issue, we conducted a detailed assessment of our critical, date sensitive, computer-based systems to identify those systems that were not Y2K compliant and modified those systems that were not otherwise scheduled for replacement prior to the year 2000. Our Y2K compliance efforts focused on our ability to continue to perform three critical operating functions: (1) obtain products to sell; (2) provide service to our customers; and (3) bill customers and pay our vendors and employees. In addition to assessing, identifying and modifying our own systems, we developed and implemented a program to attempt to determine the Y2K compliance status of third parties, including our key suppliers and vendors, and certain of our customers.

Since December 31, 1999, we have not experienced, nor have we become aware of, any Y2K-related problems affecting any of our mission critical computer-based systems or our computer-controlled systems and equipment that contain embedded systems with potentially date sensitive components. Furthermore, we have not experienced, nor have we become aware of, any Y2K-related problems with any of our key suppliers and third-party providers including utility and telecommunications companies or financial institutions with which we do business.

Expenses associated with our Y2K compliance efforts during the last three years total approximately $1.0 million. We do not expect additional Y2K-related expenditures of a material amount in the future.

                               UGI UTILITIES, INC.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although Gas Utility is subject to changes in the price of natural gas, the current regulatory framework allows Gas Utility to recover prudently incurred gas costs from its customers. In addition, Pennsylvania's Natural Gas Choice and Competition Act permits local distribution companies to recover prudently incurred costs of gas sold to customers. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations.

Electric Utility purchases electricity it does not otherwise produce, representing approximately 50% of its electric power needs, under power supply arrangements of varying length terms with other producers and, to a lesser extent, on the spot market. Spot market prices for electricity and, to a lesser extent, monthly market-based contracts can be volatile, especially during periods of high demand. Because Electric Utility's generation rates are capped during the period that it is recovering stranded costs under its Restructuring Order issued pursuant to the Electricity Customer Choice Act, any increases in costs to purchase power will negatively impact Electric Utility's results.

We have interest rate exposure associated with borrowings under our revolving credit agreements. These agreements provide for interest rates on borrowings which are indexed to short-term market interest rates. Based upon the average level of borrowings outstanding under these agreements during the most recent fiscal year ended September 30, 1999, an increase in short-term interest rates of 100 basis points (1%) would have increased annual interest expense by approximately $0.6 million.

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   List of Exhibits:

            12.1    Computation of ratio of earnings to fixed charges

            12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends

            27      Financial Data Schedule

      (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 1999.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              UGI Utilities, Inc.
                                              -------------------
                                                 (Registrant)








Date:  February 11, 2000                  By:  J. C. Barney
------------------------                  -------------------------------------
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