Form 10-Q
period 2000-03-31
UGI UTILITIES INC
filed 2000-05-15
CIK 100548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         At April 30, 2000, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                               UGI UTILITIES, INC.

                                TABLE OF CONTENTS

                                                                                  PAGES
                                                                                  -----
PART I FINANCIAL INFORMATION

      Item 1. Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 2000,
                  September 30, 1999 and March 31, 1999                               1

              Condensed Consolidated Statements of Income for the three,
                  six and twelve months ended March 31, 2000 and 1999                 2

              Condensed Consolidated Statements of Cash Flows for the
                  six and twelve months ended March 31, 2000 and 1999                 3

              Notes to Condensed Consolidated Financial Statements                  4-9

      Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                              10-17


      Item 3. Quantitative and Qualitative Disclosures About Market Risk          17-18


PART II OTHER INFORMATION

      Item 1. Legal Proceedings                                                      18

      Item 6. Exhibits and Reports on Form 8-K                                       19

      Signatures                                                                     20

                          PART I FINANCIAL INFORMATION
                               UGI UTILITIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                                   March 31,    September 30,    March 31,
                                                                                     2000           1999           1999
                                                                                   ---------    -------------    ---------
ASSETS
     Current assets:
          Cash and cash equivalents                                                $  3,838       $ 11,063       $  4,221
          Accounts receivable (less allowances for doubtful accounts
               of $2,776, $1,716 and $2,034, respectively)                           58,441         21,887         59,660
          Accrued utility revenues                                                   16,240          6,867         14,386
          Inventories                                                                 9,126         28,103         10,554
          Deferred income taxes                                                       8,725          2,972          9,281
          Prepaid expenses and other current assets                                   4,913          6,283         10,642
                                                                                   --------       --------       --------
               Total current assets                                                 101,283         77,175        108,744

     Property, plant and equipment, at cost (less accumulated depreciation
          and amortization of $280,570, $270,003 and $263,041, respectively)        560,284        556,793        548,770

     Regulatory assets                                                               56,986         61,082         59,906
     Other assets                                                                    18,229         17,483         16,958
                                                                                   --------       --------       --------
          Total assets                                                             $736,782       $712,533       $734,378
                                                                                  =========      =========      =========
LIABILITIES  AND  STOCKHOLDERS'  EQUITY
     Current liabilities:
          Current maturities of long-term debt                                     $  7,143       $  7,143       $  7,143
          Bank loans                                                                 71,200         87,400         72,800
          Accounts payable                                                           25,321         37,881         32,004
          Other current liabilities                                                  66,720         31,048         61,872
                                                                                   --------       --------       --------
               Total current liabilities                                            170,384        163,472        173,819

     Long-term debt                                                                 172,914        172,904        180,037
     Deferred income taxes                                                          113,585        112,284        109,211
     Other noncurrent liabilities                                                    24,182         24,313         27,645

     Commitments and contingencies

     Redeemable preferred stock                                                      20,000         20,000         20,000

     Common stockholder's equity:
          Common Stock, $2.25 par value (authorized - 40,000,000 shares;
               issued and outstanding - 26,781,785 shares)                           60,259         60,259         60,259
          Additional paid-in capital                                                 68,559         68,559         68,559
          Retained earnings                                                         106,899         90,742         94,848
                                                                                   --------       --------       --------
               Total common stockholder's equity                                    235,717        219,560        223,666
                                                                                   --------       --------       --------
          Total liabilities and stockholder's equity                               $736,782       $712,533       $734,378
                                                                                   ========       ========       ========


See accompanying notes to consolidated financial statements.

                               UGI UTILITIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                             (Thousands of dollars)

                                                       Three Months Ended          Six Months Ended          Twelve Months Ended
                                                            March 31,                  March 31,                  March 31,
                                                    -----------------------    -----------------------    -----------------------
                                                       2000          1999         2000          1999         2000          1999
                                                    ---------     ---------    ---------     ---------    ---------     ---------
Revenues                                            $ 169,864     $ 167,692    $ 291,020     $ 280,462    $ 431,205     $ 414,948
                                                    ---------     ---------    ---------     ---------    ---------     ---------
Costs and expenses:
     Gas, fuel and purchased power                     92,482        87,449      149,915       142,785      212,351       204,258
     Operating and administrative expenses             20,529        21,400       40,802        41,212       86,330        86,334
     Operating and administrative expenses
          - related parties                             1,441         1,297        2,002         2,469        4,479         4,917
     Taxes other than income taxes                      4,170         9,537       11,367        16,179       20,420        25,316
     Depreciation and amortization                      5,661         5,912       11,408        11,389       23,025        22,571
     Other income, net                                 (3,393)       (1,077)      (7,270)       (2,198)     (10,241)       (5,185)
                                                    ---------     ---------    ---------     ---------    ---------     ---------
                                                      120,890       124,518      208,224       211,836      336,364       338,211
                                                    ---------     ---------    ---------     ---------    ---------     ---------

Operating income                                       48,974        43,174       82,796        68,626       94,841        76,737
Interest expense                                        4,661         4,324        9,407         8,762       18,177        17,639
                                                    ---------     ---------    ---------     ---------    ---------     ---------
Income before income taxes                             44,313        38,850       73,389        59,864       76,664        59,098
Income taxes                                           17,195        14,683       28,453        22,664       30,060        22,554
                                                    ---------     ---------    ---------     ---------    ---------     ---------
Net income                                             27,118        24,167       44,936        37,200       46,604        36,544
Dividends on preferred stock                              387           387          775           775        1,550         1,553
                                                    ---------     ---------    ---------     ---------    ---------     ---------
Net income after dividends on preferred stock       $  26,731     $  23,780    $  44,161     $  36,425    $  45,054     $  34,991
                                                    =========     =========    =========     =========    =========     =========



See accompanying notes to consolidated financial statements.

                               UGI UTILITIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)

                                                                               Six Months Ended            Twelve Months Ended
                                                                                  March 31,                     March 31,
                                                                          ---------------------------  ----------------------------
                                                                            2000            1999            2000            1999
                                                                          --------        --------        --------        --------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net income                                                            $ 44,936        $ 37,200        $ 46,604        $ 36,544
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                                     11,408          11,389          23,025          22,571
          Deferred income taxes, net                                        (5,449)         (3,677)          4,020           4,573
          Other, net                                                         3,472           1,061           5,288           4,357
                                                                          --------        --------        --------        --------
                                                                            54,367          45,973          78,937          68,045
          Net change in:
             Accounts receivable and accrued utility revenues              (48,374)        (49,012)         (5,382)         (4,172)
             Inventories                                                    18,977          17,906           1,428          (1,341)
             Deferred fuel costs                                            15,564          12,250          (1,806)         (4,643)
             Accounts payable                                              (11,658)         (6,843)         (5,781)          6,457
             Other current assets and liabilities                           24,019          15,815          11,571           1,722
                                                                          --------        --------        --------        --------
          Net cash provided by operating activities                         52,895          36,089          78,967          66,068
                                                                          --------        --------        --------        --------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Expenditures for property, plant and equipment                         (14,963)        (16,042)        (35,305)        (37,646)
    Net proceeds (costs) of property, plant and equipment disposals           (177)           (171)           (747)            305
                                                                          --------        --------        --------        --------
       Net cash used by investing activities                               (15,140)        (16,213)        (36,052)        (37,341)
                                                                          --------        --------        --------        --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Payment of dividends                                                   (28,780)        (24,775)        (34,555)        (35,851)
    Repayment of long-term debt                                                 --              --          (7,143)         (7,143)
    Bank loans increase (decrease)                                         (16,200)          4,400          (1,600)         29,900
    Redemption of Series Preferred Stock                                        --              --              --         (15,507)
                                                                          --------        --------        --------        --------
       Net cash used by financing activities                               (44,980)        (20,375)        (43,298)        (28,601)
                                                                          --------        --------        --------        --------

    Cash and cash equivalents increase (decrease)                         $ (7,225)       $   (499)       $   (383)       $    126
                                                                          ========        ========        ========        ========

CASH  AND  CASH  EQUIVALENTS:
    End of period                                                         $  3,838        $  4,221        $  3,838        $  4,221
    Beginning of period                                                     11,063           4,720           4,221           4,095
                                                                          --------        --------        --------        --------
       Increase (decrease)                                                $ (7,225)       $   (499)       $   (383)       $    126
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

         No single customer represents more than 5% of the total revenues of either Gas Utility or Electric Utility. Financial information by business segment follows:

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)


2.    SEGMENT INFORMATION (continued)

      THREE MONTHS ENDED MARCH 31, 2000:

                                                                            Gas            Electric           All
                                         Total         Eliminations       Utility           Utility          other
                                       -----------------------------------------------------------------------------
Segment revenues                       $ 169,864        $      --        $ 148,867        $  20,997        $      --

Segment profit:
   EBITDA                              $  54,635        $      --        $  49,647        $   4,988        $      --
   Depreciation and amortization          (5,661)              --           (4,538)          (1,123)              --
                                       -----------------------------------------------------------------------------
   Operating income                       48,974               --           45,109            3,865               --
   Interest expense                       (4,661)              --           (4,079)            (582)              --
                                       -----------------------------------------------------------------------------
   Income before income taxes          $  44,313        $      --        $  41,030        $   3,283        $      --
                                       =============================================================================
Segment assets  (at period end)        $ 736,782        $      --        $ 637,850        $  98,932        $      --
                                       =============================================================================



      THREE MONTHS ENDED MARCH 31, 1999:


                                                                            Gas            Electric          All
                                          Total        Eliminations       Utility          Utility          other
                                       -----------------------------------------------------------------------------
Segment revenues                       $ 167,692        $      --        $ 147,623        $  20,069        $      --

Segment profit (loss):
   EBITDA                              $  49,086        $      --        $  44,045        $   5,049        $      (8)
   Depreciation and amortization          (5,912)              --           (4,777)          (1,135)              --
                                       -----------------------------------------------------------------------------
   Operating income (loss)                43,174               --           39,268            3,914               (8)
   Interest expense                       (4,324)              --           (3,730)            (594)              --
                                       -----------------------------------------------------------------------------
   Income (loss) before income taxes   $  38,850        $      --        $  35,538        $   3,320        $      (8)
                                       =============================================================================

Segment assets  (at period end)        $ 734,378        $    (101)       $ 636,335        $  97,881        $     263
                                       =============================================================================

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

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)


2.    SEGMENT INFORMATION (continued)

      SIX MONTHS ENDED MARCH 31, 2000:

                                                                           Gas            Electric        All
                                                Total    Eliminations    Utility          Utility        other
                                             -----------------------------------------------------------------
      Segment revenues                       $ 291,020      $  --       $ 250,843        $  40,177      $  --

      Segment profit:
         EBITDA                              $  94,204      $  --       $  82,356        $  11,848      $  --
         Depreciation and amortization         (11,408)     $  --          (9,385)          (2,023)        --
                                             -----------------------------------------------------------------
         Operating income                       82,796         --          72,971            9,825         --
         Interest expense                       (9,407)        --          (8,287)          (1,120)        --
                                             -----------------------------------------------------------------
         Income before income taxes          $  73,389      $  --       $  64,684        $   8,705      $  --
                                             ================================================================

      Segment assets  (at period end)        $ 736,782      $  --       $ 637,850        $  98,932      $  --
                                             ================================================================



      SIX MONTHS ENDED MARCH 31, 1999:

                                                                           Gas            Electric       All
                                               Total     Eliminations    Utility          Utility        other
                                             -----------------------------------------------------------------
      Segment revenues                       $ 280,462      $  --       $ 242,201        $  38,261      $ --

      Segment profit (loss):
         EBITDA                              $  80,015      $  --       $  70,290        $   9,742      $(17)
         Depreciation and amortization         (11,389)        --          (9,444)          (1,945)       --
                                             -----------------------------------------------------------------
         Operating income (loss)                68,626         --          60,846            7,797       (17)
         Interest expense                       (8,762)        --          (7,574)          (1,188)       --
                                             -----------------------------------------------------------------
         Income (loss) before income taxes   $  59,864      $  --       $  53,272        $   6,609      $(17)
                                             ================================================================

      Segment assets  (at period end)        $ 734,378      $(101)      $ 636,335        $  97,881      $263
                                             ================================================================

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)


2.    SEGMENT INFORMATION (continued)

      TWELVE MONTHS ENDED MARCH 31, 2000:


                                                                                          Gas             Electric          All
                                                        Total            Eliminations    Utility           Utility          other
                                                -----------------------------------------------------------------------------------
      Segment revenues                                $ 431,205           $    -        $ 354,279          $ 76,926            $ -

      Segment profit (loss):
         EBITDA                                       $ 117,866           $    -        $  99,030          $ 18,886          $ (50)
         Depreciation and amortization                  (23,025)               -          (18,937)           (4,088)             -
                                                -----------------------------------------------------------------------------------
         Operating income (loss)                         94,841                -           80,093            14,798            (50)
         Interest expense                               (18,177)               -          (15,897)           (2,280)             -
                                                -----------------------------------------------------------------------------------
         Income (loss) before income taxes            $  76,664           $    -        $  64,196          $ 12,518          $ (50)
                                                ===================================================================================

      Segment assets  (at period end)                 $ 736,782           $    -        $ 637,850          $ 98,932          $   -
                                                ===================================================================================



      TWELVE MONTHS ENDED MARCH 31, 1999:

                                                                                           Gas             Electric          All
                                                        Total            Eliminations    Utility           Utility          other
                                                -----------------------------------------------------------------------------------
      Segment revenues                                $ 414,948           $    -        $ 342,298          $ 72,650          $   -

      Segment profit (loss):
         EBITDA                                       $  99,308           $    -        $  84,220          $ 15,186          $ (98)
         Depreciation and amortization                  (22,571)               -          (18,618)           (3,953)             -
                                                -----------------------------------------------------------------------------------
         Operating income (loss)                         76,737                -           65,602            11,233            (98)
         Interest expense                               (17,639)               -          (15,279)           (2,360)             -
                                                -----------------------------------------------------------------------------------
         Income (loss) before income taxes            $  59,098           $    -        $  50,323          $  8,873          $ (98)
                                                ===================================================================================

      Segment assets  (at period end)                 $ 734,378           $ (101)       $ 636,335          $ 97,881          $ 263
                                                ===================================================================================

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

         UGI Utilities has filed suit against more than fifty insurance companies alleging that the defendants breached contracts of insurance by failing to indemnify UGI Utilities for certain environmental costs. The suit seeks to recover more than $11,000 in costs incurred by UGI Utilities at various MGP sites. The parties have agreed to stay the litigation pending the voluntary exchange of documents and settlement negotiations. To date, UGI Utilities has entered into settlement agreements with several of the insurers and during the three months ended March 31, 2000 recorded pretax income of $2,400 which is net of amounts applied to site-specific environmental costs associated with Pennsylvania sites.

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)


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

                               UGI UTILITIES, INC.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended March 31, 2000 ("2000 three-month period") with the three months ended March 31, 1999 ("1999 three-month period"); (2) the six months ended March 31, 2000 ("2000 six-month period") with the six months ended March 31, 1999 ("1999 six-month period"); and (3) the twelve months ended March 31, 2000 ("2000 twelve-month period") with the twelve months ended March 31, 1999 ("1999 twelve-month period"). Our results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements.

2000 THREE-MONTH PERIOD COMPARED WITH 1999 THREE-MONTH PERIOD


----------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                2000         1999              Increase
----------------------------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
     Revenues                                             $  148.9     $  147.6         $  1.3        0.9%
     Total margin (a)                                     $   65.4     $   63.2         $  2.2        3.5%
     EBITDA (b)                                           $   49.6     $   44.0         $  5.6       12.7%
     Operating income                                     $   45.1     $   39.3         $  5.8       14.8%
     Natural gas system throughput - bcf                      29.8         29.1            0.7        2.4%
     Heating degree days - % warmer
        than normal                                           11.1          8.4            -             -

ELECTRIC UTILITY:
     Revenues                                             $   21.0     $   20.1         $  0.9        4.5%
     Total margin (a)                                     $   11.2     $   10.2         $  1.0        9.8%
     EBITDA (b)                                           $    5.0     $    5.0         $  -            -%
     Operating income                                     $    3.9     $    3.9         $  -            -%
     Electric sales - gwh                                    258.4        255.2            3.2        1.3%
----------------------------------------------------------------------------------------------------------

         bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes, i.e. gross receipts taxes. For financial statement purposes, revenue-related taxes are included in "taxes other than income taxes" on the condensed consolidated statements of income.

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

GAS UTILITY. Weather in Gas Utility's service territory during the 2000 three-month period was 11.1% warmer than normal and 2.0% warmer than the prior-year period. The increase in total system throughput principally resulted from higher interruptible delivery service volumes and, to a lesser extent, higher core market sales resulting from an increase in the number of customers.

Gas Utility revenues were virtually unchanged in the 2000 three-month period as the impact on revenues from higher core market sales, higher average purchased gas costs, and greater interruptible delivery service volumes was offset by the elimination of gross receipts tax revenue effective January 1, 2000 pursuant to the Gas Competition Act. Gas Utility cost of sales was $83.6 million in the 2000 three-month period, an increase of $5.1 million, principally reflecting higher average purchased gas costs and slightly higher core market sales. Gas Utility total margin increased $2.2 million principally reflecting (1) increased margin from interruptible customers as a result of the higher interruptible throughput and a greater spread between oil and natural gas prices and (2) increased core market margin.

Gas Utility EBITDA and operating income increased $5.6 million and $5.8 million, respectively, during the 2000 three-month period. The increase reflects (1) the previously mentioned $2.2 million increase in total margin; (2) higher other income; and (3) a decrease in net operating and administrative expenses. Other income in the 2000 three-month period includes income from the refund of revenue-related tax overpayments made in prior years and greater income from a construction project and other activities. Operating and administrative expenses, excluding depreciation and amortization, declined $1.4 million in the 2000 three-month period principally reflecting modest increases in distribution system, uncollectible accounts and environmental matters expenses which were more than offset by income of $2.4 million from an insurance settlement.

ELECTRIC UTILITY. Electric Utility sales during the 2000 three-month period increased slightly on weather that was generally comparable to the prior year. Revenues increased as a result of the higher sales as well as higher transmission revenues from alternate electric power suppliers selling electricity to some of our customers pursuant to the Electricity Customer Choice Act. Notwithstanding the higher sales, Electric Utility cost of sales was $8.9 million, a decrease of $0.1 million, reflecting slightly lower average power costs.

Electric Utility's total margin increased $1.0 million reflecting the impact of the lower average power costs and the slightly higher sales. EBITDA and operating income were unchanged from the prior year as the higher margin was offset by higher utility realty taxes.

                               UGI UTILITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


2000 SIX-MONTH PERIOD COMPARED WITH 1999 SIX-MONTH PERIOD

--------------------------------------------------------------------------------------------------------------
Six Months Ended March 31,                                   2000             1999              Increase
--------------------------------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
     Revenues                                               $250.8         $   242.2      $    8.6        3.6%
     Total margin                                           $113.2         $   106.4      $    6.8        6.4%
     EBITDA                                                 $ 82.4         $    70.3      $   12.1       17.2%
     Operating income                                       $ 73.0         $    60.8      $   12.2       20.1%
     Natural gas system throughput - bcf                      51.8              49.4           2.4        4.9%
     Heating degree days - % warmer
        than normal                                           11.6              12.0           -          -

ELECTRIC UTILITY:
     Revenues                                               $ 40.2         $    38.3      $    1.9        5.0%
     Total margin                                           $ 22.2         $    20.0      $    2.2       11.0%
     EBITDA                                                 $ 11.8         $     9.7      $    2.1       21.6%
     Operating income                                       $  9.8         $     7.8      $    2.0       25.6%
     Electric sales - gwh                                    483.9             478.4           5.5        1.1%
--------------------------------------------------------------------------------------------------------------


GAS UTILITY. Weather in Gas Utility's service territory in the 2000 six-month period was 11.6% warmer than normal but comparable to weather during the prior year period. Approximately seventy-five percent of the increase in system throughput reflects increased delivery service volumes to interruptible customers with the remainder representing higher sales to core market customers reflecting an increase in the number of core market customers.

The increase in Gas Utility's revenues during the 2000 six-month period principally resulted from (1) a $6.0 million increase in core market revenues reflecting higher sales and higher average purchased gas costs partially offset by the impact of the elimination of gross receipts tax effective January 1, 2000 and (2) a $4.7 million increase in revenues from interruptible customers. These increases in revenue were partially offset by lower off-system sales and lower firm delivery service revenues. Gas Utility cost of gas was $133.6 million in the 2000 six-month period compared with $126.1 million in the prior-year period. The increase reflects higher average purchased gas cost rates and higher core market sales partially offset by lower costs associated with the previously mentioned decline in off-system sales.

Gas Utility total margin increased $6.8 million reflecting (1) an increase in total interruptible retail and interruptible delivery service margin; (2) increased core market margin; and (3) slightly higher firm delivery service total margin.

                               UGI UTILITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Gas Utility EBITDA and operating income increased $12.1 million and $12.2 million, respectively, during the 2000 six-month period as a result of (1) the higher total margin; (2) a $3.7 million increase in other income; and (3) a slight decrease in net operating expenses. Other income in the 2000 six-month period includes (1) income from the refund of revenue-related tax overpayments made in prior years (including associated interest); (2) interest income from purchased gas cost undercollections; and (3) higher income from a construction project and other activities. Gas Utility's net operating expenses declined $1.5 million reflecting higher distribution system, environmental matters, and customer accounts expenses more than offset by (1) $2.4 million in income from an insurance settlement and (2) $0.9 million from adjustments to incentive compensation accruals recorded in the three months ended December 31, 1999.

ELECTRIC UTILITY. Electric sales for the 2000 six-month period increased 1.1 percent on weather that was only slightly colder than in the prior year. Revenues increased as a result of the higher sales as well as an increase in transmission revenues from alternate electric power suppliers selling electricity to some of our customers. Cost of sales decreased to $16.4 million in the 2000 six-month period from $16.7 million in the prior year reflecting lower average purchased power costs.

Electric Utility operations total margin increased $2.2 million reflecting the impact of (1) lower power costs and (2) higher sales. EBITDA and operating income also increased reflecting higher total margin and a $1.4 million increase in other income reduced by higher operating expenses, principally higher utility realty taxes.

                               UGI UTILITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



2000 TWELVE-MONTH PERIOD COMPARED WITH 1999 TWELVE-MONTH PERIOD

--------------------------------------------------------------------------------------------------------------
Twelve Months Ended March 31,                                 2000            1999              Increase
--------------------------------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
     Revenues                                               $354.3         $   342.3      $   12.0        3.5%
     Total margin                                           $167.4         $   158.7      $    8.7        5.5%
     EBITDA                                                 $ 99.0         $    84.2      $   14.8       17.6%
     Operating income                                       $ 80.1         $    65.6      $   14.5       22.1%
     Natural gas system throughput - bcf                      78.5              75.8           2.7        3.6%
     Heating degree days - % warmer
        than normal                                           12.4              13.8           -          -

ELECTRIC UTILITY:
     Revenues                                               $ 76.9         $    72.7      $    4.2        5.8%
     Total margin                                           $ 40.9         $    35.7      $    5.2       14.6%
     EBITDA                                                 $ 18.9         $    15.2      $    3.7       24.3%
     Operating income                                       $ 14.8         $    11.2      $    3.6       32.1%
     Electric sales - gwh                                    905.9             889.9          16.0        1.8%
--------------------------------------------------------------------------------------------------------------


GAS UTILITY. Weather in Gas Utility's service territory during the 2000 twelve-month period was 12.4% warmer than normal but 2.1% colder than the prior year. Total system throughput increased as a result of the colder weather and an increase in total customers.

The increase in Gas Utility's revenues during the 2000 twelve-month period resulted from a $5.1 million increase in core market revenues (due primarily to higher core market volumes), greater interruptible delivery service revenues, and slightly higher revenues from off-system sales. Gas Utility cost of sales was $179.4 million in the 2000 twelve-month period compared with $170.5 million in the 1999 twelve-month period reflecting higher average purchased gas cost rates and the higher core market and off-system sales.

Gas Utility total margin increased $8.7 million reflecting (1) increased margin from interruptible customers from higher volumes transported and higher average margins, (2) increased core market margin, and (3) a slight increase in firm delivery service margin.

Gas Utility EBITDA and operating income were higher in the 2000 twelve-month period principally as a result of the greater total margin and a $4.7 million increase in other income. Other income in the 2000 twelve-month period includes
(1) income from the refund of revenue-related tax overpayments made in prior years (including associated interest), (2) greater income from a construction project and other activities, and (3) interest income from purchased gas cost undercollections.

                               UGI UTILITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


ELECTRIC UTILITY. Total kilowatt-hour sales were higher in the 2000 twelve-month period reflecting greater air-conditioning related sales during the warmer than normal summer of 1999 and an increase in the number of customers. Electric Utility revenues increased $4.2 million as a result of the increased sales and higher transmission revenues associated with alternate suppliers serving customers on our distribution system. Cost of sales decreased $0.9 million, notwithstanding the increase in sales, reflecting (1) lower average purchased power costs and (2) the benefit of a power supply agreement settlement.

Electric Utility's total margin increased $5.2 million as a result of (1) lower average purchased power costs, (2) the power supply agreement settlement, and
(3) the higher 2000 twelve-month period sales. EBITDA and operating income increased $3.7 million and $3.6 million, respectively, reflecting the increase in total margin and higher other income partially offset by greater (1) utility realty taxes, (2) power generation maintenance costs, and (3) customer service and information expenses.

                               UGI UTILITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


                        FINANCIAL CONDITION AND LIQUIDITY

CAPITAL STRUCTURE

The Company's debt outstanding at March 31, 2000 totaled $251.3 million compared with $267.4 million at September 30, 1999. Included in these amounts are bank loans of $71.2 million and $87.4 million, respectively. Under our revolving credit agreements, we may borrow up to $117 million.

CASH FLOWS

The Company's cash flows from operating activities are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are generally lowest during the first and fourth fiscal quarters. Accordingly, cash flows from operations for the six months ended March 31, 2000 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities was $52.9 million during the six months ended March 31, 2000 compared with $36.1 million in the prior-year period. Changes in operating working capital in the 2000 six-month period required $1.5 million of operating cash flow compared to $9.9 million required in the prior year. Cash generated by operating activities before changes in operating working capital totaled $54.4 million, $8.4 million higher than in the prior year, reflecting the greater operating results.

INVESTING ACTIVITIES. We spent $15.0 million for property, plant and equipment in the six months ended March 31, 2000 compared with $16.0 million in the prior-year period. The decrease principally reflects lower information services capital expenditures.

FINANCING ACTIVITIES. Cash flows from financing activities in each of the 2000 and 1999 six-month periods includes dividends on preferred stock of $0.8 million. During the 2000 six-month period, UGI Utilities paid $28.0 million of dividends to its parent company, UGI, compared with $24.0 million in the prior-year period. Net repayments under UGI Utilities' revolving credit agreements totaled $16.2 million in the 2000 six-month period compared with net borrowings of $4.4 million in the 1999 six-month period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in prices for natural gas and electricity it purchases, and from changes in interest rates. Although Gas Utility is subject to changes in the price of natural gas, the current regulatory framework allows Gas Utility to recover prudently incurred gas costs from its customers. In addition, Pennsylvania's Natural Gas Choice and

                               UGI UTILITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Competition Act permits local distribution companies to recover prudently incurred costs of gas sold to customers. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations.

The Company's Electric Utility operations include the regulated sale of electricity through its distribution business and the production of electricity through its electric generation business unit. Currently our electric generation operations produces electricity exclusively for our distribution business, generating approximately 50% of the distribution businesses' electricity needs. Electric Utility purchases the remainder of its electric power needs under power supply arrangements of varying length terms with other producers and, to a lesser extent, on the spot market. Spot market prices for electricity and, to a lesser extent, monthly market-based contracts can be volatile, especially during periods of high demand. In accordance with Electric Utility's Restructuring Order, the transmission and distribution components of Electric Utility's rates are "capped" through July 1, 2001. In addition, Electric Utility's generation rate cap is expected to extend through December 31, 2002. Accordingly, Electric Utility does not currently have the ability to pass on increases in its power costs through rate increases to its customers.

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

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         1. UGI Utilities, Inc. v. Insurance Co. of North America, et. al. On February 11, 1999, UGI Utilities, Inc. filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania against more than fifty insurance companies, including Associated Electric & Gas Insurance Services, Limited (AEGIS). The complaint alleges that the defendants breached contracts of insurance by failing to indemnify UGI Utilities for certain environmental costs. The suit seeks to recover more than $11 million in costs incurred by UGI Utilities at various manufactured gas plant sites.

         The parties have agreed to stay the litigation through July 2000 pending the voluntary exchange of documents and settlement negotiations. To date, UGI Utilities has settled with three defendants, including AEGIS.

                               UGI UTILITIES, INC.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits:

                  3. Amendment to Articles of Incorporation changing registered address.

                  12.1     Computation of ratio of earnings to fixed charges

                  12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends

                  27       Financial Data Schedule

         (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2000.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          UGI Utilities, Inc.
                                              (Registrant)








Date:  May 12, 2000                       By: J.C. BARNEY
                                             -----------------------------------
                                          J. C. Barney, Senior Vice President -
                                          Finance
                                          (Principal Financial Officer)

                              UGI UTILITIES, INC.

                                 EXHIBIT INDEX


 3.   Amendment to Articles of Incorporation changing registered address

12.1  Computation of ratio of earnings to fixed charges

12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends

27    Financial Data Schedule