Form 10-Q
period 2000-06-30
UGI UTILITIES INC
filed 2000-08-14
CIK 100548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         At July 31, 2000, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                               UGI UTILITIES, INC.

                                TABLE OF CONTENTS


                                                                                                    PAGES

                                                                                                    -----
Part I Financial Information

      Item 1.    Financial Statements

                 Condensed Consolidated Balance Sheets as of June 30, 2000,
                     September 30, 1999 and June 30, 1999                                              1

                 Condensed Consolidated Statements of Income for the three,
                     nine and twelve months ended June 30, 2000 and 1999                               2

                 Condensed Consolidated Statements of Cash Flows for the
                     nine and twelve months ended June 30, 2000 and 1999                               3

                 Notes to Condensed Consolidated Financial Statements                                4 - 10

      Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                            11 - 18

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             18

Part II Other Information

      Item 6.    Exhibits and Reports on Form 8-K                                                     19

      Signatures                                                                                      20

                          PART I FINANCIAL INFORMATION

                               UGI UTILITIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

                             (Thousands of dollars)


                                                                                    June 30,        September 30,        June 30,
                                                                                      2000              1999              1999
                                                                                      ----              ----              ----
ASSETS
     Current assets:

          Cash and cash equivalents                                                  $  3,060         $ 11,063         $  1,432
          Accounts receivable (less allowance for doubtful accounts
               of $2,734, $1,716 and $1,852, respectively)                             34,148           21,887           32,717
          Accrued utility revenues                                                      7,040            6,867            5,773
          Inventories                                                                  22,197           28,103           21,376
          Deferred income taxes                                                         5,268            2,972            7,249
          Prepaid expenses and other current assets                                     4,139            6,283            7,047
                                                                                     --------         --------         --------
               Total current assets                                                    75,852           77,175           75,594

     Property, plant and equipment, at cost (less accumulated depreciation
          and amortization of $285,451, $270,003 and $267,365, respectively)          563,001          556,793          551,278

     Regulatory assets                                                                 56,576           61,082           59,449
     Other assets                                                                      18,464           17,483           17,782
                                                                                     --------         --------         --------
          Total assets                                                               $713,893         $712,533         $704,103
                                                                                     ========         ========         ========
LIABILITIES  AND  STOCKHOLDERS'  EQUITY
     Current liabilities:
          Current maturities of long-term debt                                       $ 22,143         $  7,143         $  7,143
          Bank loans                                                                   61,900           87,400           59,600
          Accounts payable                                                             33,532           37,881           30,485
          Other current liabilities                                                    47,862           31,048           47,657
                                                                                     --------         --------         --------
               Total current liabilities                                              165,437          163,472          144,885

     Long-term debt                                                                   157,919          172,904          180,042
     Deferred income taxes                                                            114,940          112,284          111,034
     Other noncurrent liabilities                                                      23,399           24,313           25,786

     Commitments and contingencies

     Redeemable preferred stock                                                        20,000           20,000           20,000

     Common stockholder's equity:
          Common Stock, $2.25 par value (authorized - 40,000,000 shares;
               issued and outstanding - 26,781,785 shares)                             60,259           60,259           60,259
          Additional paid-in capital                                                   68,559           68,559           68,559
          Retained earnings                                                           103,380           90,742           93,538
                                                                                     --------         --------         --------
               Total common stockholder's equity                                      232,198          219,560          222,356
                                                                                     --------         --------         --------
          Total liabilities and stockholder's equity                                 $713,893         $712,533         $704,103
                                                                                     ========         ========         ========

See accompanying notes to consolidated financial statements.

                               UGI UTILITIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                             (Thousands of dollars)

                                                    Three Months Ended           Nine Months Ended         Twelve Months Ended
                                                         June 30,                    June 30,                   June 30,
                                                    ------------------          ------------------         --------------------
                                                    2000          1999          2000          1999         2000            1999
                                                    ----          ----          ----          ----         ----            ----
Revenues                                         $  77,554     $  77,338     $ 368,574     $ 357,800     $ 431,421     $ 417,944
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Costs and expenses:
     Gas, fuel and purchased power                  35,907        33,816       185,822       176,601       214,442       202,965
     Operating and administrative expenses          21,826        22,381        62,628        63,593        85,775        87,073
     Operating and administrative expenses
          - related parties                            986         1,258         2,988         3,727         4,207         5,015
     Taxes other than income taxes                   2,913         4,879        14,280        21,058        18,454        25,277
     Depreciation and amortization                   5,794         5,800        17,202        17,189        23,019        22,824
     Other income, net                              (2,177)       (1,595)       (9,447)       (3,793)      (10,823)       (4,928)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
                                                    65,249        66,539       273,473       278,375       335,074       338,226
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Operating income                                    12,305        10,799        95,101        79,425        96,347        79,718
Interest expense                                     4,348         4,238        13,755        13,000        18,287        17,587
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Income before income taxes                           7,957         6,561        81,346        66,425        78,060        62,131
Income taxes                                         3,085         2,485        31,538        25,149        30,660        23,403
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Net income                                           4,872         4,076        49,808        41,276        47,400        38,728
Dividends on preferred stock                           388           388         1,163         1,163         1,550         1,551
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Net income after dividends on preferred stock    $   4,484     $   3,688     $  48,645     $  40,113     $  45,850     $  37,177
                                                 =========     =========     =========     =========     =========     =========

See accompanying notes to consolidated financial statements.

                               UGI UTILITIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)


                                                                          Nine Months Ended         Twelve Months Ended
                                                                              June 30,                  June 30,
                                                                         ------------------        --------------------
                                                                         2000          1999        2000           1999
                                                                         ----          ----        ----           ----
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net income                                                         $ 49,808     $ 41,276     $ 47,400     $ 38,728
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                                  17,202       17,189       23,019       22,824
          Deferred income taxes, net                                     (1,136)         148        4,508        4,494
          Other, net                                                      3,936        1,220        5,200        4,334
                                                                       --------     --------     --------     --------
                                                                         69,810       59,833       80,127       70,380
          Net change in:
             Accounts receivable and accrued utility revenues           (15,560)     (14,014)      (7,173)      (2,878)
             Inventories                                                  5,906        7,084         (821)        (942)
             Deferred fuel costs                                          7,882        6,870       (4,108)      (3,764)
             Accounts payable                                            (4,349)      (8,362)       3,047        1,536
             Other current assets and liabilities                        14,521        9,634        8,254        1,042
                                                                       --------     --------     --------     --------
          Net cash provided by operating activities                      78,210       61,045       79,326       65,374
                                                                       --------     --------     --------     --------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Expenditures for property, plant and equipment                      (23,230)     (25,014)     (34,600)     (38,208)
    Net proceeds (costs) of property, plant and equipment disposals        (313)        (357)        (697)         320
                                                                       --------     --------     --------     --------
       Net cash used by investing activities                            (23,543)     (25,371)     (35,297)     (37,888)
                                                                       --------     --------     --------     --------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Payment of dividends                                                (37,170)     (30,162)     (37,558)     (30,849)
    Repayment of long-term debt                                              --           --       (7,143)      (7,143)
    Bank loans increase (decrease)                                      (25,500)      (8,800)       2,300        8,900
                                                                       --------     --------     --------     --------
       Net cash used by financing activities                            (62,670)     (38,962)     (42,401)     (29,092)
                                                                       --------     --------     --------     --------
    Cash and cash equivalents increase (decrease)                      $ (8,003)    $ (3,288)    $  1,628     $ (1,606)
                                                                       ========     ========     ========     ========
CASH  AND  CASH  EQUIVALENTS:
    End of period                                                      $  3,060     $  1,432     $  3,060     $  1,432
    Beginning of period                                                  11,063        4,720        1,432        3,038
                                                                       --------     --------     --------     --------
       Increase (decrease)                                             $ (8,003)    $ (3,288)    $  1,628     $ (1,606)
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

         No single customer represents more than 5% of the total revenues of either Gas Utility or Electric Utility. Financial information by business segment follows:

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)

2.        SEGMENT INFORMATION  (continued)

          THREE MONTHS ENDED JUNE 30, 2000:

                                                       Elimina-       Gas           Electric       All
                                            Total       tions       Utility         Utility       other
                                            -----       -----       -------         -------       -----
Segment revenues                         $  77,554       $ --      $  59,252       $  18,302       $ --

Segment profit:
      EBITDA                             $  18,099       $ --      $  14,334       $   3,765       $ --
      Depreciation and amortization         (5,794)        --         (4,873)           (921)        --
                                         ---------       ----      ---------       ---------       ----
      Operating income                      12,305         --          9,461           2,844         --
      Interest expense                      (4,348)        --         (3,790)           (558)        --
                                         ---------       ----      ---------       ---------       ----
      Income before income taxes         $   7,957       $ --      $   5,671       $   2,286       $ --
                                         =========       ====      =========       =========       ====
Segment assets  (at period end)          $ 713,893       $ --      $ 617,061       $  96,832       $ --
                                         =========       ====      =========       =========       ====


          THREE MONTHS ENDED JUNE 30, 1999:

                                                             Elimina-     Gas            Electric             All
                                               Total          tions      Utility         Utility             other
                                               -----          -----      -------         -------             -----
Segment revenues                             $  77,338         $-       $  60,392       $  16,946       $      --

Segment profit (loss):
      EBITDA                                 $  16,599         $-       $  11,314       $   5,296       $     (11)
      Depreciation and amortization             (5,800)        --          (4,768)         (1,032)             --
                                             ---------       ----       ---------       ---------       ---------
      Operating income (loss)                   10,799         --           6,546           4,264             (11)
      Interest expense                          (4,238)        --          (3,523)           (715)             --
                                             ---------       ----       ---------       ---------       ---------
      Income (loss) before income taxes      $   6,561         $-       $   3,023       $   3,549       $     (11)
                                             =========       ====       =========       =========       =========
Segment assets  (at period end)              $ 704,103       $(85)      $ 608,550       $  95,407       $     231
                                             =========       ====       =========       =========       =========

-----------------------------------

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

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)

2.        SEGMENT INFORMATION (continued)

          NINE MONTHS ENDED JUNE 30, 2000:

                                                        Elimina-     Gas            Electric        All
                                          Total          tions      Utility         Utility        other
                                          -----          -----      -------         -------        -----
Segment revenues                         $ 368,574       $  --     $ 310,095       $  58,479       $  --

Segment profit:
      EBITDA                             $ 112,303       $  --     $  96,690       $  15,613       $  --
      Depreciation and amortization        (17,202)         --       (14,258)         (2,944)         --
                                         ---------       -----     ---------       ---------       -----
      Operating income                      95,101          --        82,432          12,669          --
      Interest expense                     (13,755)         --       (12,077)         (1,678)         --
                                         ---------       -----     ---------       ---------       -----
      Income before income taxes         $  81,346       $  --     $  70,355       $  10,991       $  --
                                         =========       =====     =========       =========       =====
Segment assets  (at period end)          $ 713,893       $  --     $ 617,061       $  96,832       $  --
                                         =========       =====     =========       =========       =====


          NINE MONTHS ENDED JUNE 30, 1999:

                                                              Elimina-         Gas            Electric           All
                                              Total            tions          Utility         Utility           other
                                              -----            -----          -------         -------           -----
Segment revenues                             $ 357,800       $      --       $ 302,593       $  55,207       $      --

Segment profit (loss):
      EBITDA                                 $  96,614       $      --       $  81,604       $  15,038       $     (28)
      Depreciation and amortization            (17,189)             --         (14,212)         (2,977)             --
                                             ---------       ---------       ---------       ---------       ---------
      Operating income (loss)                   79,425              --          67,392          12,061             (28)
      Interest expense                         (13,000)             --         (11,097)         (1,903)             --
                                             ---------       ---------       ---------       ---------       ---------
      Income (loss) before income taxes      $  66,425       $      --       $  56,295       $  10,158       $     (28)
                                             =========       =========       =========       =========       =========
Segment assets  (at period end)              $ 704,103       $     (85)      $ 608,550       $  95,407       $     231
                                             =========       =========       =========       =========       =========

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)

2.        SEGMENT INFORMATION (continued)

          TWELVE MONTHS ENDED JUNE 30, 2000:

                                                            Elimina-      Gas           Electric          All
                                              Total          tions      Utility         Utility          other
                                              -----          -----      -------         -------          -----
Segment revenues                             $ 431,421       $ --      $ 353,139       $  78,282       $      --

Segment profit (loss):
      EBITDA                                 $ 119,366       $ --      $ 102,050       $  17,355       $     (39)
      Depreciation and amortization            (23,019)        --        (19,042)         (3,977)             --
                                             ---------       ----      ---------       ---------       ---------
      Operating income (loss)                   96,347         --         83,008          13,378             (39)
      Interest expense                         (18,287)        --        (16,164)         (2,123)             --
                                             ---------       ----      ---------       ---------       ---------
      Income (loss) before income taxes      $  78,060       $ --      $  66,844       $  11,255       $     (39)
                                             =========       ====      =========       =========       =========
Segment assets  (at period end)              $ 713,893       $ --      $ 617,061       $  96,832       $      --
                                             =========       ====      =========       =========       =========

          TWELVE MONTHS ENDED JUNE 30, 1999:

                                                               Elimina-        Gas             Electric         All
                                              Total             tions         Utility          Utility         other
                                              -----             -----         -------          -------         -----
Segment revenues                             $ 417,944       $      --       $ 344,798       $  73,146       $      --

Segment profit (loss):
      EBITDA                                 $ 102,542       $      --       $  84,917       $  17,714       $     (89)
      Depreciation and amortization            (22,824)             --         (18,837)         (3,987)             --
                                             ---------       ---------       ---------       ---------       ---------
      Operating income (loss)                   79,718              --          66,080          13,727             (89)
      Interest expense                         (17,587)             --         (15,049)         (2,538)             --
                                             ---------       ---------       ---------       ---------       ---------
      Income (loss) before income taxes      $  62,131       $      --       $  51,031       $  11,189       $     (89)
                                             =========       =========       =========       =========       =========
Segment assets  (at period end)              $ 704,103       $     (85)      $ 608,550       $  95,407       $     231
                                             =========       =========       =========       =========       =========

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

4.       Natural Gas Competition Act

         On June 22, 1999, Pennsylvania's Natural Gas Choice and Competition Act ("Gas Competition Act") was signed into law. The purpose of the Gas Competition Act is to provide all natural gas consumers in Pennsylvania with the ability to purchase their gas supplies from the supplier of their choice. Under the Gas Competition Act, local gas distribution companies ("LDCs") may continue to sell gas to customers, and such sales of gas, as well as distribution services provided by LDCs, continue to be subject to price regulation by the Pennsylvania Public Utility Commission ("PUC"). The Gas Competition Act, in conjunction with a companion bill, eliminated the gross receipts tax on sales of gas commencing January 1, 2000.

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

         On October 1, 1999, Gas Utility filed its restructuring plan with the PUC pursuant to the Gas Competition Act. On June 29, 2000, the PUC entered its order ("Gas Restructuring Order") in Gas Utility's restructuring plan approving such plan substantially as filed. The Company does not believe the Gas Competition Act and the Gas Restructuring Order will have a material adverse impact on its financial condition or results of operations.

                               UGI UTILITIES, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended June 30, 2000 ("2000 three-month period") with the three months ended June 30, 1999 ("1999 three-month period"); (2) the nine months ended June 30, 2000 ("2000 nine-month period") with the nine months ended June 30, 1999 ("1999 nine-month period"); and (3) the twelve months ended June 30, 2000 ("2000 twelve-month period") with the twelve months ended June 30, 1999 ("1999 twelve-month period"). Our results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements.

2000 THREE-MONTH PERIOD COMPARED WITH 1999 THREE-MONTH PERIOD

                                                                                     Increase
Three Months Ended June 30,                                2000       1999          (Decrease)
---------------------------                                ----       ----          ----------
(Millions of dollars)
GAS UTILITY:
          Revenues                                        $ 59.3     $ 60.4     $ (1.1)     (1.8)%
          Total margin (a)                                $ 31.7     $ 30.0     $  1.7       5.7%
          EBITDA (b)                                      $ 14.3     $ 11.3     $  3.0      26.5%
          Operating income                                $  9.5     $  6.5     $  3.0      46.1%
          Natural gas system throughput - bcf               15.4       14.7        0.7       4.8%
          Heating degree days - % warmer
             than normal                                     7.4       15.5         --        --

ELECTRIC UTILITY:
          Revenues                                        $ 18.3     $ 16.9     $  1.4       8.3%
          Total margin (a)                                $  9.2     $ 10.8     $ (1.6)    (14.8)%
          EBITDA (b)                                      $  3.8     $  5.3     $ (1.5)    (28.3)%
          Operating income                                $  2.8     $  4.3     $ (1.5)    (34.9)%
          Electric sales - gwh                             205.5      198.2        7.3       3.6
                                                          ------     ------     ------    ------

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

GAS UTILITY. Weather in Gas utility's service territory during the 2000 three-month period was 7.4% warmer than normal but 9.6% colder than the prior-year period. The increase in total system throughput principally resulted from higher interruptible delivery service volumes and to a lesser extent higher core market sales resulting from an increase in the number of customers and the colder spring weather.

Gas Utility revenues declined $1.1 million in the 2000 three-month period as the impact on revenues from the greater interruptible delivery service volumes and higher core market sales was more than offset by (1) a $3.6 million decrease in off-system sales revenue and (2) the elimination of gross receipts tax ("GRT") revenue effective January 1, 2000 pursuant to the Gas Competition Act. Gas Utility cost of sales was $27.5 million in the 2000 three-month period, a decrease of $0.8 million, principally reflecting the lower off-system sales. Gas Utility total margin increased $1.7 million reflecting (1) increased margin from interruptible customers as a result of the higher interruptible throughput and a greater spread between oil and natural gas prices and (2) increased core market margin.

Gas Utility EBITDA and operating income each increased $3.0 million during the 2000 three-month period. The increase reflects (1) the previously mentioned $1.7 million increase in total margin and (2) a decrease in operating and administrative expenses. Operating and administrative expenses, excluding depreciation and amortization, declined $1.3 million in the 2000 three-month period principally reflecting a decrease in distribution system maintenance expenses.

ELECTRIC UTILITY. Electric Utility sales during the 2000 three-month period increased slightly from the prior year. Revenues increased as a result of the higher sales as well as higher transmission revenues from alternate electric power suppliers. Electric Utility cost of sales was $8.3 million in the 2000 three-month period, an increase of $2.8 million from the prior-year period. Electric Utility cost of sales in the current-year period includes costs associated with the higher sales and transmission revenues. Cost of sales in the prior-year period includes the benefit of $1.5 million from a power supply agreement settlement.

Electric Utility's total margin decreased $1.6 million because the prior year included the beneficial impact of the previously mentioned power supply agreement settlement on 1999 three-month period results. The decline in EBITDA and operating income in the 2000 three-month period principally reflects the decrease in total margin.

                               UGI UTILITIES, INC.

2000 NINE-MONTH PERIOD COMPARED WITH 1999 NINE-MONTH PERIOD

                                                                               Increase
Nine Months Ended June 30,                         2000       1999            (Decrease)
--------------------------                         ----       ----            ----------
(Millions of dollars)
GAS UTILITY:
          Revenues                                $310.1     $302.6     $  7.5       2.5%
          Total margin                            $145.0     $136.3     $  8.7       6.4%
          EBITDA                                  $ 96.7     $ 81.6     $ 15.1      18.5%
          Operating income                        $ 82.4     $ 67.4     $ 15.0      22.3%
          Natural gas system throughput - bcf       67.2       64.1        3.1       4.8%
          Heating degree days - % warmer
             than normal                            11.1       12.4         --        --

ELECTRIC UTILITY:
          Revenues                                $ 58.5     $ 55.2     $  3.3       6.0%
          Total margin                            $ 31.3     $ 30.7     $  0.6       2.0%
          EBITDA                                  $ 15.6     $ 15.0     $  0.6       4.0%
          Operating income                        $ 12.7     $ 12.1     $  0.6       5.0%
          Electric sales - gwh                     689.5      676.6       12.9       1.9%
                                                  ------     ------     ------     ------

GAS UTILITY. Weather in Gas Utility's service territory in the 2000 nine-month period was 11.1% warmer than normal compared to weather that was 12.4% warmer than normal during the prior year period. More than eighty percent of the increase in system throughput during the 2000 nine-month period resulted from increased delivery service volumes to interruptible customers with the remainder representing higher sales to core market customers.

The increase in Gas Utility's revenues during the 2000 nine-month period principally resulted from (1) a $7.4 million increase in core market revenues, reflecting higher sales and higher average purchased gas cost ("PGC") rates partially offset by the impact of the elimination of GRT effective January 1, 2000, and (2) a $6.5 million increase in revenues from interruptible customers. These increases in revenue were partially offset by lower off-system sales revenues and lower firm delivery service revenues. Gas Utility cost of gas was $161.1 million in the 2000 nine-month period compared with $154.4 million in the prior-year period. The increase reflects higher average PGC rates and higher core market sales partially offset by lower costs associated with the previously mentioned decline in off-system sales.

Gas Utility total margin increased $8.7 million reflecting (1) a $4.4 million increase in total interruptible retail and interruptible delivery service margin; (2) a $3.2 million increase in core market margin; and (3) slightly higher firm delivery service total margin.

Gas Utility EBITDA and operating income increased $15.1 million and $15.0 million, respectively, during the 2000 nine-month period as a result of (1) the higher total margin; (2) a

                              UGI UTILITIES, INC.

$3.7 million increase in other income; and (3) a decrease in net operating expenses. Other income in the 2000 nine-month period includes (1) income from the refund of revenue-related tax overpayments made in prior years (including associated interest); (2) interest income from purchased gas cost undercollections; and (3) higher income from a construction project and other activities. Gas Utility's net operating expenses declined $2.8 million reflecting higher costs associated with environmental matters and customer accounts more than offset by (1) $2.4 million in income from an insurance settlement and (2) $0.9 million from adjustments to incentive compensation accruals recorded in the three months ended December 31, 1999.

ELECTRIC UTILITY. Electric sales for the 2000 nine-month period increased 1.9% on weather that was slightly colder than in the prior year. Revenues increased as a result of the higher sales as well as an increase in transmission revenues from alternate electric power suppliers selling electricity to some of our customers. Cost of sales increased to $24.7 million in the 2000 nine-month period from $22.2 million in the prior year reflecting the higher sales and higher costs associated with the greater transmission revenues.

Electric Utility operations total margin increased $0.6 million principally reflecting the impact of the higher sales. EBITDA and operating income also increased reflecting higher total margin and a $2.0 million increase in other income. These increases were partially offset by higher utility realty taxes and greater power production maintenance expenses.

                               UGI UTILITIES, INC.

2000 TWELVE MONTH PERIOD COMPARED WITH 1999 TWELVE-MONTH PERIOD

                                                                                      Increase
Twelve Months Ended June 30,                               2000        1999          (Decrease)
-----------------------------                              ----        ----          ----------
(Millions of dollars)
GAS UTILITY:
          Revenues                                         $353.1     $344.8     $  8.3        2.4%
          Total margin                                     $169.2     $159.8     $  9.4        5.9%
          EBITDA                                           $102.1     $ 84.9     $ 17.2       20.3%
          Operating income                                 $ 83.0     $ 66.1     $ 16.9       25.6%
          Natural gas system throughput - bcf                79.3       76.0        3.3        4.3%
          Heating degree days - % warmer
             than normal                                     11.6       12.9         --         --

ELECTRIC UTILITY:
          Revenues                                         $ 78.3     $ 73.1     $  5.2        7.1%
          Total margin                                     $ 39.3     $ 39.0     $  0.3        0.8%
          EBITDA                                           $ 17.4     $ 17.7     $ (0.3)      (1.7)%
          Operating income                                 $ 13.4     $ 13.7     $ (0.3)      (2.2)%
          Electric sales - gwh                              913.3      890.4       22.9        2.6%
                                                           ------     ------     ------     ------

GAS UTILITY. Weather in Gas Utility's service territory during the 2000 twelve-month period was 11.6% warmer than normal but 2.1% colder than the prior year. Total system throughput increased as a result of the colder weather and an increase in total customers.

The increase in Gas Utility's revenues during the 2000 twelve-month period resulted from (1) a $5.8 million increase in core market revenues (reflecting higher core market volumes and PGC rates less the elimination of GRT revenue effective January 1, 2000) and (2) a $7.5 million increase in interruptible delivery service revenues. Partially offsetting these revenue increases were lower firm delivery service revenues and lower revenues from off-system sales. Gas Utility cost of sales was $178.6 million in the 2000 twelve-month period compared with $171.9 million in the 1999 twelve-month period reflecting higher average purchased gas cost rates and the higher core market sales.

Gas Utility total margin increased $9.4 million reflecting (1) a $5.3 million increase in margin from interruptible customers as a result of higher volumes transported and higher average margins, (2) increased core market margin, and
(3) a slight increase in firm delivery service margin.

Gas Utility EBITDA and operating income were higher in the 2000 twelve-month period principally as a result of the greater total margin, a $4.2 million increase in other income and slightly lower operating expenses. Other income in the 2000 twelve-month period includes (1) income from the refund of revenue-related tax overpayments made in prior years (including associated interest), (2) greater income from a construction project and other activities, and (3) interest income from purchased gas cost undercollections.

                               UGI UTILITIES, INC.

ELECTRIC UTILITY. Total kilowatt-hour sales were higher in the 2000 twelve-month period reflecting greater air-conditioning related sales during the fourth quarter of fiscal 1999 and an increase in the number of customers. Electric Utility revenues increased $5.2 million as a result of the increased sales and higher transmission revenues associated with alternate suppliers serving customers on our distribution system. Cost of sales increased $4.7 million reflecting the increase in total sales and costs associated with the higher transmission revenues.

Electric Utility's total margin increased $0.3 million principally as a result of the higher 2000 twelve-month period sales. EBITDA and operating income each decreased $0.3 million, notwithstanding the increase in total margin and higher other income, reflecting greater (1) utility realty taxes, (2) power generation maintenance costs, and (3) customer service and information expenses.

                              UGI UTILITIES, INC.

                       FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's debt outstanding at June 30, 2000 totaled $242.0 million compared with $267.4 million at September 30, 1999. Included in these amounts are bank loans of $61.9 million and $87.4 million, respectively. Under our revolving credit agreements, we may borrow up to $97 million. In addition, UGI Utilities can issue up to an additional $52 million of debt under its Medium Term Note program.

On October 1, 1999, Gas Utility filed its restructuring plan with the PUC pursuant to the Gas Competition Act. On June 29, 2000, the PUC entered its order ("Gas Restructuring Order") in Gas Utility's restructuring plan approving such plan substantially as filed. The Company does not believe the Gas Competition Act and the Gas Restructuring Order will have a material adverse impact on its financial condition or results of operations (see Note 4).

CASH FLOWS

The Company's cash flows from operating activities are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are generally lowest during the first and fourth fiscal quarters. Accordingly, cash flows from operations for the nine months ended June 30, 2000 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities was $78.2 million during the nine months ended June 30, 2000 compared with $61.0 million in the prior-year period. Changes in operating working capital in the 2000 nine-month period provided $8.4 million of operating cash flow compared to $1.2 million provided in the prior year. Cash generated by operating activities before changes in operating working capital totaled $69.8 million, $10.0 million higher than in the prior year, reflecting the greater operating results.

INVESTING ACTIVITIES. We spent $23.2 million for property, plant and equipment in the nine months ended June 30, 2000 compared with $25.0 million in the prior-year period. The decrease principally reflects lower information services capital expenditures.

FINANCING ACTIVITIES. Cash flows from financing activities in each of the 2000 and 1999 nine-month periods includes dividends on preferred stock of $1.2 million. During the 2000 nine-month period, UGI Utilities paid $36.0 million of dividends to its parent company, UGI, compared with $29.0 million in the prior-year period. Net repayments under UGI Utilities' revolving credit agreements totaled $25.5 million in the 2000 nine-month period compared with $8.8 million in the 1999 nine-month period.

                              UGI UTILITIES, INC.

ADOPTION OF NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, is required to be adopted by the Company for the first quarter of fiscal 2001. The Company is currently assessing its impact on the Company's financial position and results of operations.

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

The Company's Electric Utility operations include the regulated sale of electricity through its distribution business and the production of electricity through its electric generation business unit. Currently our electric generation operations produces electricity exclusively for our distribution business, generating approximately 50% of its electricity needs. Electric Utility purchases the remainder of its electric power needs under power supply arrangements of varying length terms with other producers and, to a lesser extent, on the spot market. Spot market prices for electricity and, to a lesser extent, monthly market-based contracts can be volatile, especially during periods of high demand. In accordance with Electric Utility's Restructuring Order, the transmission and distribution components of Electric Utility's rates are "capped" through July 1, 2001. In addition, Electric Utility's generation rate cap is expected to extend through December 31, 2002. Accordingly, Electric Utility does not currently have the ability to pass on increases in its power costs through rate increases to its customers.

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

                              UGI UTILITIES, INC.

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits:

                  10 2000 UGI Corporation Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to the UGI Corporation Form 10-Q for the Quarter ended June 30, 2000

                  12.1     Computation of ratio of earnings to fixed charges

                  12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends

                  27       Financial Data Schedule

         (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 2000.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        UGI Utilities, Inc.
                                        (Registrant)








Date:  August 11, 2000                  By:  /s/ J. C. Barney
----------------------                  --------------------------------------
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