Form 10-K405
period 2000-09-30
UGI UTILITIES INC
filed 2000-12-22
CIK 100548

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

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
YES  X .  NO    .
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At December 1, 2000 there were 26,781,785 shares of UGI Utilities Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                                TABLE OF CONTENTS

                                                                                 PAGE
PART I              BUSINESS

    Items 1 and 2   Business and Properties...................................     1
                      General.................................................     1
                      Gas Utility Operations..................................     1
                      Electric Utility Operations.............................     5

    Item 3          Legal Proceedings.........................................    10

    Item 4          Submission of Matters to a Vote of
                      Security Holders........................................    12

PART II             SECURITIES AND FINANCIAL INFORMATION

    Item 5          Market for Registrant's Common Equity
                      and Related Stockholder Matters.........................    12

    Item 6          Selected Financial Data...................................    13

    Item 7          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................    14

    Item 7A         Quantitative and Qualitative Disclosures About Market
                    Risk......................................................    23

    Item 8          Financial Statements and Supplementary Data...............    23

    Item 9          Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure..................    23

PART III            UGI UTILITIES, INC. MANAGEMENT AND SECURITY HOLDERS

    Item 10         Directors and Executive Officers of the Registrant........    24

    Item 11         Executive Compensation....................................    29

    Item 12         Security Ownership of Certain Beneficial
                      Owners and Management...................................    37

    Item 13         Certain Relationships and Related
                      Transactions............................................    39

PART IV             ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

    Item 14         Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K.................................    39

                    Signatures................................................    43

                    Index to Financial Statements and
                    Financial Statement Schedule..............................    F-2

                                      (i)

PART I: BUSINESS

ITEMS 1 AND 2. BUSINESS AND PROPERTIES


GENERAL

         UGI Utilities, Inc. ("Utilities" or the "Company") is a public utility company that owns and operates (i) a natural gas distribution utility serving 14 counties in eastern and southeastern Pennsylvania ("Gas Utility"), and (ii) an electric utility serving parts of Luzerne and Wyoming counties in northeastern Pennsylvania ("Electric Utility"). In response to state deregulation legislation, effective October 1, 1999, we transferred our electric generation assets to our non-utility subsidiary, UGI Development Company ("UGID"). UGID contributed certain of its generation assets to a joint venture with a subsidiary of Allegheny Energy, Inc. in December 2000. We are a wholly owned subsidiary of UGI Corporation ("UGI").

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


GAS UTILITY OPERATIONS

NATURAL GAS CHOICE AND COMPETITION ACT

         On June 22, 1999, Pennsylvania's Natural Gas Choice and Competition Act ("Gas Competition Act") was signed into law. The purpose of the Gas Competition Act is to provide all natural gas consumers in Pennsylvania with the ability to purchase their gas supplies from the supplier of their choice. Under the Gas Competition Act, local gas distribution companies ("LDCs") like Gas Utility may continue to sell gas to customers, and such sales of gas, as well as distribution services provided by LDCs, continue to be subject to price regulation by the Pennsylvania Public Utility Commission ("PUC").

         Generally, Pennsylvania LDCs will serve as the supplier of last resort for all residential and small commercial and industrial customers unless the PUC approves another supplier of last resort. The Gas Competition Act requires energy marketers seeking to serve customers of LDCs to accept assignment of a portion of the LDC's interstate pipeline capacity and storage contracts at contract rates, thus avoiding the creation of stranded costs.

         On October 1, 1999, Gas Utility filed its restructuring plan with the PUC pursuant to the Gas Competition Act. Gas Utility designed its restructuring plan to ensure reliability of gas supply deliveries to Gas Utility on behalf of residential and small commercial customers. The plan also provides for recovery of costs associated with existing pipeline capacity and gas supply contracts. In addition, the plan changes Gas Utility's base rates for firm customers. It also changes the calculation of purchased gas cost rates. See "Utility Regulation and Rates." The effect of these two changes is to lessen the financial impact of volatility in revenues associated with customers who have the ability to switch to another fuel and are served under "interruptible rates." On June 29, 2000, the PUC entered its order ("Gas Restructuring Order") approving Gas Utility's restructuring plan substantially as filed.

         Effective October 1, 2000, all of Gas Utility's customers have the option to purchase their gas supplies from an alternative gas supplier. Large commercial and industrial customers of Gas Utility have been able to purchase their gas from other suppliers since 1982. Management believes neither the Gas Competition Act nor the Gas Restructuring Order will have a material adverse impact on the Company's financial condition or results of operations.

SERVICE AREA; REVENUE ANALYSIS

         Gas Utility distributes natural gas to approximately 272,000 customers in portions of 14 eastern and southeastern Pennsylvania counties through its distribution system of approximately 4,500 miles of gas mains. The service area consists of approximately 3,000 square miles and includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon and Reading, Pennsylvania. Located in Gas Utility's service area are major production centers for basic industries such as specialty metals, aluminum and glass. For the fiscal years ended September 30, 2000, 1999 and 1998, revenues of Gas Utility accounted for approximately 82%, 82% and 83%, respectively, of our total consolidated revenues.

         System throughput (the total volume of gas sold to or transported for customers within Gas Utility's distribution system) for the 2000 fiscal year was approximately 79.7 billion cubic feet ("bcf"). System sales of gas accounted for approximately 40% of system throughput, while gas transported for commercial and industrial customers (who bought their gas from others) accounted for approximately 60% of system throughput. Based on industry data for 1999, residential customers account for approximately 33% of total system throughput by local gas distribution companies in the United States. By contrast, for the 2000 fiscal year, Gas Utility's residential customers represented 23% of its total system throughput.

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

GAS SUPPLY CONTRACTS

         During the 2000 fiscal year, Gas Utility purchased approximately 31.5 bcf of natural gas for sale to customers. Approximately 87% of the volumes purchased were supplied under agreements with ten major suppliers of natural gas. The remaining 13% of gas purchased was supplied by producers and marketers under other arrangements, including multi-month agreements at spot prices. In fiscal year 2001 Gas Utility will continue to obtain necessary gas supplies under contracts no longer than 12 months in duration.

SEASONAL VARIATION

         Because many of its customers use gas for heating purposes, Gas Utility's sales are seasonal. Approximately 58% of fiscal year 2000 throughput and approximately 71% of earnings before interest expense, income taxes, depreciation and amortization occurred during the winter season from November through March.

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

         In substantially all of its service territory, Gas Utility is the only regulated gas distribution utility having the right, granted by the PUC or by law, to provide distribution services. Under the Gas Competition Act, retail customers now have the option to purchase their natural gas from a supplier other than Gas Utility. Commercial and industrial customers in Gas Utility's service territory have been able to do this for over 15 years. Gas Utility will provide transportation services for residential and small commercial retail customers who purchase natural gas from others, however, as of October 1, 2000, no marketers had completed the requirements to serve those customers.

         Commercial and industrial customers representing approximately 44% of Gas Utility's transportation system throughput (27% of transportation revenues) have the ability to switch to an alternate fuel at any time and, therefore, are served on an interruptible basis under rates which are competitively priced with respect to their alternate fuel. Gas Utility's margins from these customers, therefore, are affected by the difference, or "spread," between the customers' delivered cost of gas and the customers' delivered alternate fuel cost. In addition, other customers representing 30% of transportation system throughput (17% of transportation revenues) have locations which afford them the option, although none has exercised it, of seeking transportation service directly from interstate pipelines, thereby bypassing Gas Utility. The majority of customers in the latter group are served under transportation contracts having three- to twenty-year terms. Included in these two groups are Utilities' ten largest customers in terms of annual volume. All of these customers have contracts with Utilities, seven of which extend into fiscal year 2004. No single customer represents, or is anticipated to represent, more than 1% of the total revenues of Gas Utility.

OUTLOOK FOR GAS SERVICE AND SUPPLY

         Gas Utility anticipates having adequate pipeline capacity and sources of supply available to it to meet the full requirements of all firm customers on its system through fiscal year 2001. Supply mix is diversified, market priced, and delivered pursuant to a number of long- and short-term firm transportation and storage arrangements, including transportation contracts held by some of Utilities' larger customers. Gas Utility also operates propane air and liquefied natural gas facilities to meet winter peak service requirements.

         During fiscal year 2000, Gas Utility supplied transportation service to three major cogeneration installations and two utility generation sites. Gas Utility continues to pursue opportunities to supply natural gas to electric generation projects located in its service territory. Gas Utility also continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In the residential market sector, Gas Utility connected 7,968 residential heating customers during fiscal year 2000, a 12% increase from the previous year. Of those new customers, new home construction accounted for a record 6,261 heating customers, an increase of approximately 10% from the prior year. Customers converting from other energy sources, primarily oil, and existing non-heating gas customers who have added gas heating systems to replace other energy sources, accounted for the balance of the additions. The total number of new commercial and industrial customers was 1,226.

         Utilities continues to monitor and participate extensively in rulemaking and individual rate and tariff proceedings before the Federal Energy Regulatory Commission ("FERC") affecting the rates and the terms and conditions under which Gas Utility transports and stores natural gas. Among these proceedings are those arising out of certain FERC orders and/or pipeline filings which relate to (i) the pricing of pipeline services in a competitive energy marketplace; (ii) the flexibility of the terms and conditions of pipeline service tariffs and contracts; and (iii) pipelines' requests to increase their base rates, or change the terms and conditions of their storage and transportation services.

         Gas Utility's objective in negotiations with interstate pipeline and natural gas suppliers, and in litigation before regulatory agencies, is to assure availability of supply, transportation and storage alternatives to serve market requirements at the lowest cost possible, taking into account the need for security of supply. Consistent with that objective, Gas Utility negotiates the terms of firm transportation capacity on all pipelines serving Gas Utility, arranges for appropriate storage and peak-shaving resources, negotiates with producers for competitively priced gas purchases and aggressively participates in regulatory proceedings related to transportation rights and costs of service.

ELECTRIC UTILITY OPERATIONS

ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

         On January 1, 1997, Pennsylvania's Electricity Generation Customer Choice and Competition Act ("ECC Act") became effective. The ECC Act permits all Pennsylvania retail electric customers to choose their electric generation supplier. Pursuant to the Act, all electric utilities were required to file restructuring plans with the PUC which, among other things, included unbundled prices for electric generation, transmission and distribution and a competitive transition charge (CTC) for the recovery of "stranded costs" which would be paid by all customers receiving distribution service. Stranded costs generally are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Under the ECC Act, Electric Utility's rates for transmission and distribution services provided through June 30, 2001 are capped at levels in effect on January 1, 1997. In addition, Electric Utility generally may not increase prices for electric generation as long as stranded costs are being recovered through the CTC. In accordance with the restructuring proceedings discussed below, Utilities expects to collect a CTC from all distribution customers until December 31, 2002. Under the ECC Act, Electric Utility remains obligated to provide energy at the capped rates to customers who do not choose alternate suppliers. Electric Utility will continue to be the only regulated electric utility having the right, granted by the PUC or by law, to distribute electric energy in its service territory.

         On June 19, 1998, the PUC entered its Opinion and Order (the "Restructuring Order") in Electric Utility's restructuring proceeding under the ECC Act. The Restructuring Order authorized Electric Utility to recover from its customers approximately $32.5 million in stranded costs (on a full revenue requirements basis, which includes all income and gross receipts taxes) over a four-year period which commenced January 1, 1999 through a CTC, together with carrying charges on unrecovered balances of 7.94%. Electric Utility's recoverable stranded costs include approximately $8.7 million for the termination of a 1993 power purchase agreement with Foster Wheeler Penn Resources, Inc., an independent power producer. Since January 1, 1999, all of Electric Utility's customers have been permitted to select an alternative electric generation supplier. Customers choosing another supplier currently receive an average generation "shopping credit" (developed from system-wide generation rates) of 3.67 cents per kilowatt hour ("kwh"), which will remain in effect through December 31, 2000. The shopping credit will increase to 4.3 cents per kwh in calendar years 2001 and 2002.

         As noted above, Electric Utility's power generation rates are capped until December 31, 2002. Because Electric Utility has discontinued regulatory accounting, which permitted it to adjust customer charges to reflect changes in Electric Utility's power costs, quarterly results have been, and future results are likely to be, more volatile than they were prior to deregulation, due in large part to seasonal variations in such costs. Results will also be affected by the number of customers who choose to purchase their power from other suppliers during any given time period.

SERVICE AREA; REVENUE ANALYSIS

         Electric Utility supplies electric service to approximately 61,000 customers in portions of Luzerne and Wyoming Counties in northeastern Pennsylvania through a system consisting of approximately 2,100 miles of transmission and distribution lines and 14 transmission substations. For fiscal year 2000, about 52% of sales volume came from residential customers, 35% from commercial customers and 13% from industrial customers. Electricity transported for customers who purchased their power from others pursuant to the ECC Act represented approximately 5% of this sales volume. For the 2000, 1999 and 1998 fiscal years, revenues of Electric Utility accounted for approximately 18%, 18% and 17%, respectively, of our total consolidated revenues.

SOURCES OF SUPPLY

         Effective October 1, 1999, Utilities transferred its electric generation assets to its non-utility subsidiary, UGI Development Company ("UGID"). These generation assets consisted principally of Utilities' Hunlock generating station ("Hunlock Station"), located near Kingston, Pennsylvania and its 1.11% interest in the Conemaugh generating station ("Conemaugh Station"), located near Johnstown, Pennsylvania. These two coal-fired stations provided approximately 50% of Electric Utility's energy requirements during fiscal year 2000. Effective December 8, 2000, UGID entered into a partnership with a subsidiary of Allegheny Energy, Inc. for the purpose of owning and operating electric generation facilities. UGID contributed Hunlock Station, coal inventory and $6 million to the partnership and Allegheny contributed a 44 megawatt gas combustion electric generator. UGID has the right to purchase half the output of the partnership's generation at cost. Electric Utility has contracts in place or control over generation representing in the aggregate approximately 90% of its expected on-peak energy requirements for fiscal year 2001. It plans to meet the balance of its energy needs with short-term contracts and spot market purchases.

         Electric Utility distributes both electricity that it purchases from others (including UGID) and electricity that customers purchase from other suppliers. At September 30, 2000, alternate suppliers served approximately 3% of system load. Electric Utility expects to continue to provide energy to the great majority of its customers.

ENVIRONMENTAL FACTORS

         The operation of Hunlock Station complies with the air quality standards of the Pennsylvania Department of Environmental Resources ("DER") with respect to stack emissions. Under the Federal Water Pollution Control Act, UGID has a permit from the DER to discharge water from Hunlock Station into the North Branch of the Susquehanna River. The Federal Clean Air Act Amendments of 1990 (the "Clean Air Act Amendments") impose emissions limitations for certain compounds, including sulfur dioxide and nitrous oxides. Both the Conemaugh Station and the Hunlock Station are in material compliance with these emission standards.

SEASONALITY

         Sales and distribution of electricity for residential heating purposes accounted for approximately 20% of the total sales of Electric Utility during fiscal year 2000. Electricity competes with natural gas, oil, propane and other heating fuels in this use. Approximately 53% of volume occurred during the six coldest months of fiscal year 2000 (November through April), demonstrating modest seasonality favoring winter due to the use of electricity for residential heating purposes.


UTILITY REGULATION AND RATES

PENNSYLVANIA PUBLIC UTILITY COMMISSION JURISDICTION

         Utilities' gas and electric utility operations, which exclude electric generation, are subject to regulation by the PUC as to rates, terms and conditions of service, accounting matters, issuance of securities, contracts and other arrangements with affiliated entities, and various other matters. As noted earlier, effective October 1, 1999, Utilities contributed its electric generation assets to UGID. UGID has FERC authority to sell power at market-based rates. Generally, UGID is not subject to regulation by the PUC.

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

GAS UTILITY RATES

         The Gas Restructuring Order included an increase in base rates, effective October 1, 2000. The increase, calculated in accordance with the Gas Competition Act, was designed to generate approximately $16.7 million in additional annual revenues. The Order also provides that Gas Utility must reduce its purchased gas cost rates by $16.7 million in the first year of the base rate increase. As a result, customers who purchase their gas from Gas Utility will not be affected by the increase in base rates for twelve months.

         Beginning in fiscal year 2002, Gas Utility must reduce its purchased gas cost rates by an amount equal to the revenues it receives from customers served under interruptible rates who do not obtain their own pipeline capacity. As a result of these changes in its regulated rates, Gas Utility expects that the risk to operating results associated with year- to- year fluctuations in interruptible revenues will be mitigated. Due to the required allocation of interruptible revenues under the Gas Restructuring Order, beginning with fiscal year 2001, Gas Utility operating results are expected to be more sensitive to heating season weather and less sensitive to the market prices of alternative fuel than in the past.

         BASE RATES

         As stated above, Gas Utility's current base rates went into effect October 1, 2000 pursuant to The Gas Restructuring Order. See Note 2 to the Company's Consolidated Financial Statements.

         PURCHASED GAS COST RATES

         Gas Utility's gas service tariff contains Purchased Gas Cost ("PGC") rates which provide for annual increases or decreases in the rate per thousand cubic feet ("mcf") which Gas Utility charges for natural gas sold by it, to reflect Utilities' projected cost of purchased gas. PGC rates may also be adjusted quarterly, or monthly, to reflect purchased gas costs. Each proposed annual PGC rate is required to be filed with the PUC six months prior to its effective date. During this period the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels which meet that standard. The PGC mechanism also provides for an annual reconciliation. Utilities has two PGC rates. PGC (1) is applicable to small, firm, core market customers consisting of the residential and small commercial and industrial classes; PGC (2) is applicable to firm, contractual, high-load factor customers served on three separate rates. In addition, residential customers maintaining a high load factor may qualify for the PGC (2) rate. The Gas Restructuring Order provides for a one-time adjustment to Gas Utility's PGC rates as described above, as well as ongoing adjustments to reflect revenues, if any, from interruptible rate customers who do not obtain their own pipeline capacity.

ELECTRIC UTILITY RATES

         Electric Utility's rates for transmission and distribution services provided through June 30, 2001 are capped at levels in effect on January 1, 1997. Its rates for electric generation are capped through December 2002. See "Electricity Generation Customer Choice and Competition Act." The ECC Act obligates Electric Utility to act as "provider of last resort" to customers who do not choose alternate generation suppliers. Electric Utility is actively participating in the regulatory process for establishing rules to ensure that Electric Utility recovers all its costs of providing generation when the rate cap period ends in December 2002.

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


BUSINESS SEGMENT INFORMATION

         The table stating the amounts of revenues, operating income (loss) and identifiable assets attributable to Utilities' operating segments for the 2000, 1999 and 1998 fiscal years appears in Note 10 "Segment Information" of Notes to Consolidated Financial Statements included in this Report and is incorporated herein by reference.


EMPLOYEES

         At September 30, 2000, Utilities and its subsidiaries had 1,120 employees.

ITEM 3. LEGAL PROCEEDINGS

         With the exception of the matters set forth below, no material legal proceedings are pending involving Utilities, any of its subsidiaries or any of their properties, and no such proceedings are known to be contemplated by governmental authorities.

ENVIRONMENTAL MATTERS - MANUFACTURED GAS PLANTS

         Prior to the general availability of natural gas, in the 1800s through the mid-1900s, most gas for lighting and heating nationwide was manufactured from combustibles such as coal, oil and coke. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former manufactured gas plants.

         Utilities and its former subsidiaries owned and operated a number of manufactured gas plants. Between 1882 and 1953, Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the businesses of some gas companies under agreement. By the mid-1930s, Utilities was one of the largest public utility holding companies in the country. Pursuant to the requirements of the Public Utility Holding Company Act of 1935, Utilities divested all of its utility operations other than those which now constitute the Gas Utility and the Electric Utility.

         Utilities has been notified of several sites outside Pennsylvania on which (i) gas plants were formerly operated by it or owned or operated by its former subsidiaries and (ii) either environmental agencies or private parties are investigating the extent of environmental contamination or performing environmental remediation. Utilities is currently litigating two claims against it relating to out-of-state sites.

         At one such site, in July 1993, Public Service Electric and Gas Company ("PSE&G") joined Utilities as a third-party defendant in the civil action Fishbein Family Partnership v. PPG Industries, Inc., et al in the United States District Court for the District of New Jersey, seeking damages as a result of contamination relating to the former manufactured gas plant operations at Halladay Street in Jersey City, New Jersey. The Halladay Street gas plant operated from approximately 1884 until 1950. PSE&G has asserted that Utilities is liable for that portion of the costs associated with operations of the plant between 1886 and 1940. PPG Industries, Inc. is also a defendant in the action for costs associated with chemical contamination at the site unrelated to gas plant operations. To date, that action has focused on the chemical contamination allegedly associated with PPG Industries' activities and the third-party action against Utilities has been stayed. Investigations of the site conducted to date are insufficient to establish the extent of environmental remediation necessary, if any. Hence, Utilities is unable to estimate the total cost of cleanup associated with manufactured gas plant wastes at this site.

         Management believes that Utilities should not have significant liability in those instances in which a former subsidiary operated a manufactured gas plant because Utilities generally is not legally liable for the obligations of its subsidiaries. Under certain circumstances, however, a court could find a parent company liable for environmental damage caused by a subsidiary company when the parent company either (i) itself operated the facility causing the environmental damage or (ii) otherwise so controlled the subsidiary that the subsidiary's separate corporate form should be disregarded. There could be, therefore, significant future costs of an uncertain amount associated with environmental damage caused by manufactured gas plants that Utilities owned or directly operated, or that were owned or operated by former subsidiaries of Utilities, if a court were to conclude that the subsidiary's separate corporate form should be disregarded. See also Notes 1 and 8 to the Company's Consolidated Financial Statements.

         Utilities has identified 40 sites in Pennsylvania where either (i) Utilities formerly conducted some manufactured gas operations or (ii) Utilities owns or at one time owned the site. Most of the sites are no longer owned by Utilities and there have been no manufactured gas operations at any of the sites since at least the early 1950s. Utilities or other parties are currently conducting or have completed investigative and remedial activities at eleven of the 40 sites. Based on the 1995 settlement agreement with the PUC relating to Gas Utilities' 1995 base rate increase filing, rate relief will be permitted for certain remediation expenditures on environmentally contaminated sites located in Pennsylvania. Because of this, Utilities does not expect its costs for Pennsylvania sites to be material to its results of operations.


RELATED MATTER

         UGI Utilities, Inc. v. Insurance Co. of North America, et. al. On February 11, 1999, UGI Utilities, Inc. filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania against more than fifty insurance companies, including Insurance Services, Ltd. (AEGIS). The complaint alleges that the defendants breached contracts of insurance by failing to indemnify Utilities for certain environmental costs. To date, Utilities has recovered a significant portion of its claims through settlements with most of the defendants, including AEGIS. The court has not yet set a date for trial of the claims against the remaining defendants.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the last fiscal quarter of fiscal year 2000.


PART II: SECURITIES AND FINANCIAL INFORMATION


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

         All of the outstanding shares of the Company's Common Stock are owned by UGI and are not publicly traded.


DIVIDENDS

         Dividends declared on the Company's Common Stock totaled $44 million in fiscal year 2000, $29 million in fiscal year 1999 and $22.6 million in fiscal year 1998.

ITEM 6. SELECTED FINANCIAL DATA


                                                           Year Ended
                                                          September 30,
                                    --------------------------------------------------------
                                      2000        1999        1998        1997        1996
                                    --------    --------    --------    --------    --------

                                                    (Thousands of dollars)
FOR THE PERIOD:
INCOME STATEMENT DATA:
  Revenues                          $436,942    $420,647    $422,283    $461,208    $460,496
                                    ========    ========    ========    ========    ========

  Net income                        $ 50,476    $ 38,868    $ 35,551    $ 38,711    $ 38,348
  Dividends on preferred stock         1,550       1,550       2,160       2,764       2,765
                                    --------    --------    --------    --------    --------

  Net income after dividends
       on preferred stock           $ 48,926    $ 37,318    $ 33,391    $ 35,947    $ 35,583
                                    ========    ========    ========    ========    ========

AT PERIOD END:
BALANCE SHEET DATA:
  Total assets                      $754,122    $717,169    $690,317    $681,378    $649,899
                                    ========    ========    ========    ========    ========
  Capitalization:
      Debt:
        Bank loans                  $100,400    $ 87,400    $ 68,400    $ 67,000    $ 50,500
        Long-term debt including
          current maturities:        172,924     180,047     187,170     169,294     176,654
                                    --------    --------    --------    --------    --------
        Total debt                   273,324     267,447     255,570     236,294     227,154
      Preferred stock subject to
           mandatory redemption       20,000      20,000      20,000      35,187      35,187
      Common equity                  224,473     219,560     211,242     200,494     189,441
                                    --------    --------    --------    --------    --------
  Total capitalization              $517,797    $507,007    $486,812    $471,975    $451,782
                                    ========    ========    ========    ========    ========
RATIO OF CAPITALIZATION:
  Total debt                            52.8%       52.8%       52.5%       50.0%       50.3%
  UGI Utilities preferred stock          3.9%        3.9%        4.1%        7.5%        7.8%
  Common equity                         43.3%       43.3%       43.4%       42.5%       41.9%
                                    --------    --------    --------    --------    --------
                                       100.0%      100.0%      100.0%      100.0%      100.0%
                                    ========    ========    ========    ========    ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 2000 COMPARED WITH FISCAL 1999


Year Ended September 30,                      2000       1999          Increase
-----------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
     Revenues                               $359.0     $345.6     $ 13.4       3.9%
     Total margin                           $170.8     $160.6     $ 10.2       6.4%
     EBITDA(a)                              $105.3     $ 87.0     $ 18.3      21.0%
     Operating income                       $ 86.2     $ 68.0     $ 18.2      26.8%
     System throughput - bcf(b)               79.7       76.1        3.6       4.7%
     Degree days - % warmer than normal        9.9%      12.8%      --        --

ELECTRIC UTILITY:
     Revenues                               $ 77.9     $ 75.0     $  2.9       3.9%
     Total margin                           $ 40.5     $ 38.6     $  1.9       4.9%
     EBITDA(a)                              $ 19.6     $ 16.8     $  2.8      16.7%
     Operating income                       $ 15.1     $ 12.8     $  2.3      18.0%
     Sales - gwh(b)                          907.2      900.4        6.8       0.8%
-----------------------------------------------------------------------------------

(a) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under generally accepted accounting principles.

(b) bcf - billions of cubic feet. gwh - millions of kilowatt hours. Total margin represents revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in Gas Utility's service territory was 9.9% warmer than normal in Fiscal 2000 but 3.8% colder than in Fiscal 1999. The increase in system throughput during Fiscal 2000 resulted from higher interruptible delivery service volumes and higher sales to our firm retail ("core market") customers.

The increase in Gas Utility's revenues during Fiscal 2000 principally resulted from (1) a $13.1 million increase in core market revenues reflecting higher sales and higher average purchased gas cost ("PGC") rates partially offset by the impact of the elimination of gross receipts tax revenue effective January 1, 2000 pursuant to Pennsylvania's Gas Competition Act and (2) a $5.9 million increase in revenues from interruptible customers. These increases in revenue were partially offset by lower off-system sales and firm delivery service revenues. Gas Utility cost of gas was $184.2 million in Fiscal 2000 compared with $172.0 million in Fiscal 1999. The increase reflects higher average PGC rates and higher core market sales partially offset by lower costs associated with the decline in off-system sales.

Gas Utility total margin increased $10.2 million reflecting (1) a $4.2 million increase in total interruptible retail and interruptible delivery service margin; (2) a $4.9 million increase in core market margin; and (3) slightly higher firm delivery service total margin.

Gas Utility EBITDA and operating income increased $18.3 million and $18.2 million, respectively, as a result of (1) the higher total margin; (2) a $5.0 million increase in other income; and (3) a decrease in net operating expenses. Other income in Fiscal 2000 includes, among other things, (1) income from the refund of revenue-related tax overpayments made in prior years (including associated interest); (2) interest income from PGC undercollections; and (3) higher income from a construction project and other activities. Gas Utility's net operating expenses declined $3.1 million, despite an increase in distribution system maintenance expenses, principally reflecting (1) $4.5 million in income from insurance litigation settlements and (2) $0.9 million from adjustments to incentive compensation accruals.

ELECTRIC UTILITY. Electric sales for Fiscal 2000 increased 0.8% on weather that was slightly colder than in the prior year. Revenues increased as a result of the higher sales as well as an increase in transmission revenues from wholesale transmission services which have been unbundled as a result of electric customer choice. Cost of sales increased to $33.9 million in Fiscal 2000 from $33.2 million in Fiscal 1999 reflecting the higher sales and higher costs associated with wholesale transmission services.

Electric Utility total margin increased $1.9 million principally reflecting the impact of lower average power costs and higher sales. EBITDA and operating income also increased reflecting higher total margin and a $2.5 million increase in other income principally from the sale of pollution credits. These increases were partially offset by higher utility realty taxes and greater power production maintenance expenses.

                                                                    Increase
Year Ended September 30,                    1999      1998         (Decrease)
--------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
     Revenues                              $345.6    $350.2    $ (4.6)    (1.3)%
     Total margin                          $160.6    $157.2    $  3.4      2.2%
     EBITDA                                $ 87.0    $ 82.9    $  4.1      4.9%
     Operating income                      $ 68.0    $ 64.8    $  3.2      4.9%
     Natural gas system throughput - bcf   $ 76.1    $ 74.9    $  1.2      1.6%
     Degree days - % warmer than normal      12.8%     16.3%     --         --

ELECTRIC UTILITY:
     Revenues                              $ 75.0    $ 72.1    $  2.9      4.0%
     Total margin                          $ 38.6    $ 34.0    $  4.6     13.5%
     EBITDA                                $ 16.8    $ 13.6    $  3.2     23.5%
     Operating income                      $ 12.8    $  9.7    $  3.1     32.0%
     Sales - gwh                            900.4     876.4      24.0      2.7%
--------------------------------------------------------------------------------

GAS UTILITY. Weather in Gas Utility's service territory was 12.8% warmer than normal in Fiscal 1999 but 4.2% colder than in Fiscal 1998. Total system throughput increased 1.6% as a result of the slightly colder weather as well as an increase in total customers.

The decrease in Gas Utility revenues in Fiscal 1999 is principally due to several of our core market industrial customers switching from retail to delivery service. Under retail service, we bill our customers for the transportation of gas through our distribution system as well as the cost of the gas, for which we get dollar-for-dollar recovery. Under delivery service, we bill customers for the transportation of the gas but not for the gas itself. Our revenues from customers who switch to delivery service are therefore lower, but there is little impact on our total margin. Partially offsetting the decline in revenues from our core market industrial customers was an increase in revenues from sales to our core market residential and commercial customers. Gas Utility cost of gas was $172.0 million in Fiscal 1999, a decrease of $7.6 million from Fiscal 1998, reflecting the impact of core market industrial customers switching to delivery service.

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

Electric Utility's total margin increased $4.6 million as a result of (1) the power supply agreement settlement; (2) lower average purchased power costs; and
(3) the higher sales. EBITDA and operating income were also higher as the greater total margin was partially offset by higher maintenance costs associated with our generation assets, higher customer service and information expenses, and lower other income.

FINANCIAL CONDITION AND LIQUIDITY

CAPITALIZATION AND LIQUIDITY

UGI Utilities' debt outstanding at September 30, 2000 totaled $273.3 million compared with $267.4 million at September 30, 1999. The increase reflects higher borrowings under our revolving credit facilities. During Fiscal 2000, we made long-term debt repayments of $7.1 million.

UGI Utilities' primary sources of cash have been (1) cash generated by operations; (2) borrowings under its revolving credit agreements; and (3) debt issued under its Medium-Term Note program. UGI Utilities can issue up to an additional $52 million under its Medium-Term Note program.

UGI Utilities may borrow up to a total of $122 million under its revolving credit agreements. Borrowings under revolving credit agreements totaled $100.4 million at September 30, 2000 and $87.4 million at September 30, 1999.

Management believes that UGI Utilities' cash flow from operations and borrowings under its Medium-Term Note program and bank credit facilities will satisfy UGI Utilities' cash needs in fiscal 2001. For a more detailed discussion of UGI Utilities' debt and credit facilities, including financial covenants and ratios, see Note 3 to Consolidated Financial Statements.

CASH FLOWS

OPERATING ACTIVITIES. Cash flow from operating activities was $81.4 million in Fiscal 2000 compared with $62.2 million in Fiscal 1999. Cash flow from operating activities before changes in operating working capital was $83.3 million in Fiscal 2000 compared with $70.5 million in Fiscal 1999. Changes in operating working capital used $1.9 million of operating cash flow in Fiscal 2000 compared with $8.4 million of operating cash flows in Fiscal 1999.

INVESTING ACTIVITIES. Expenditures for property, plant and equipment were $36.4 million in both Fiscal 2000 and Fiscal 1999.

FINANCING ACTIVITIES. During Fiscal 2000, we paid $44.0 million in cash dividends to UGI and $1.6 million in dividends to holders of our preferred stock. During Fiscal 1999, we paid $29 million in cash dividends to UGI and $1.6 million in dividends on our preferred stock. In Fiscal 2000, we borrowed a net $13 million under our revolving credit agreements compared with net borrowings of $19 million in Fiscal 1999. In both Fiscal 2000 and 1999, we repaid $7.1 million of maturing long-term debt.

CAPITAL EXPENDITURES

The following table presents capital expenditures of Gas Utility and Electric Utility for the fiscal years ended September 30, 2000, 1999 and 1998, as well as expected amounts for fiscal 2001. Utilities expects to finance fiscal 2001 capital expenditures through internally generated cash and borrowings under its credit facilities.


Year Ended September 30,                  2001       2000       1999       1998
--------------------------------------------------------------------------------
(Millions of dollars)                  (estimate)
Gas Utility                             $  34.9    $  31.7    $  31.9    $  32.0
Electric Utility                            6.0        4.7        4.5        5.2
--------------------------------------------------------------------------------
                                        $  40.9    $  36.4    $  36.4    $  37.2
--------------------------------------------------------------------------------

UTILITY MATTERS

On June 22, 1999, Pennsylvania's Natural Gas Choice and Competition Act ("Gas Competition Act") was signed into law. The purpose of the Gas Competition Act is to provide all natural gas consumers in Pennsylvania with the ability to purchase their gas supplies from the supplier of their choice. Under the Gas Competition Act, local gas distribution companies ("LDCs") like Gas Utility may continue to sell gas to customers, and such sales of gas, as well as distribution services provided by LDCs, continue to be subject to price regulation by the Pennsylvania Public Utility Commission ("PUC"). As of January 1, 2000, the Gas Competition Act, in conjunction with a companion bill, eliminated the gross receipts tax.

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

On June 29, 2000, the PUC issued the Gas Restructuring Order approving Gas Utility's restructuring plan substantially as filed. Among other things, the restructuring plan (1) provides for recovery of costs associated with existing pipeline capacity and gas supply contracts; (2) increases Gas Utility's base rates for firm customers; and (3) changes the calculation of PGC rates. The effect of (2) and (3) above is to reduce the financial impact of volatility in revenues from customers who have the ability to switch to an alternate fuel under interruptible rates and increase our sensitivity to changes in weather. Because the Gas Competition Act requires alternate suppliers to accept assignment of a portion of the LDC's pipeline capacity and storage contracts, we do not believe the Gas Competition Act and the Gas Restructuring Order will have a material adverse impact on our financial condition or results of operations.

In September 2000, UGIDC agreed to joint venture with a subsidiary of Allegheny Energy, Inc. ("Allegheny") to own and operate electric generation facilities, including Electric Utility's coal-fired Hunlock Creek generating station ("Hunlock"). Initially, UGIDC will contribute to the joint venture Hunlock, certain related assets, and approximately $6 million in cash. Allegheny will contribute a newly-constructed gas-fired combustion turbine generator to be operated at the existing Hunlock site. Each partner will be entitled to purchase 50% of the output of the joint venture at cost. The joint venture became operational in December 2000.

MANUFACTURED GAS PLANTS

Prior to the general availability of natural gas, in the 1800s through the mid-1900s, most gas for lighting and heating nationwide was manufactured from combustibles such as coal, oil and coke. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the federal "Comprehensive Environmental Response,

Compensation and Liability Act," or "Superfund Law," and may be present on the sites of former manufactured gas plants ("MGPs").

UGI Utilities and its former subsidiaries owned and operated a number of MGPs. Between 1882 and 1953, UGI Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the businesses of some gas companies under agreement. By the mid-1930s, UGI Utilities was one of the largest public utility holding companies in the country. Pursuant to the requirements of the Pubic Utility Holding Company Act of 1935, UGI Utilities divested all of its utility operations other than those which now constitute Gas Utility and Electric Utility.

UGI Utilities has been notified of several sites outside Pennsylvania on which
(i) gas plants were formerly operated by it or owned or operated by its former subsidiaries and (ii) either environmental agencies or private parties are investigating the extent of environmental contamination or performing environmental remediation. UGI Utilities is currently litigating two claims against it relating to out of state sites.

Management believes that UGI Utilities should not have significant liability in those instances in which a former subsidiary operated an MGP because UGI Utilities generally is not legally liable for the obligations of its subsidiaries. Under certain circumstances, however, a court could find a parent company liable for environmental damage caused by a subsidiary company when the parent company either (i) itself operated the facility causing the environmental damage or (ii) otherwise so controlled the subsidiary that the subsidiary's separate corporate form should be disregarded. There could be, therefore, significant future costs of an uncertain amount associated with environmental damage caused by MGPs that UGI Utilities owned or directly operated, or that were owned or operated by former subsidiaries of UGI Utilities, if a court were to conclude that the subsidiary's separate corporate form should be disregarded.

UGI Utilities has identified 40 sites in Pennsylvania where either (i) UGI Utilities formerly conducted some manufactured gas operations or (ii) UGI Utilities owns or at one time owned the site. Because Gas Utility is currently permitted to include in rates, through future base rate proceedings, prudently incurred remediation costs associated with Pennsylvania sites, the Company does not expect its costs for Pennsylvania sites to be material to future results of operations.

UGI Utilities has filed suit against more than fifty insurance companies alleging that the defendants breached contracts of insurance by failing to indemnify UGI Utilities for certain environmental costs. The suit seeks to recover more than $11 million in such costs. During Fiscal 2000, UGI Utilities entered into settlement agreements with several of the insurers and recorded pre-tax income of $4.5 million.

MARKET RISK DISCLOSURES

The current regulatory framework allows Gas Utility to recover prudently incurred gas costs from its customers. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations.

Electric Utility purchases electricity it does not otherwise produce, representing approximately 50% of its electric power needs, under power supply arrangements of varying length terms with other producers and on the spot market. Spot market prices for electricity and, to a lesser extent, monthly market-based contract prices can be volatile, especially during periods of high demand. Because Electric Utility's generation rates are capped through approximately December 2002 under its Restructuring Order, any increases in costs to produce or purchase power will negatively impact Electric Utility's results.

We have interest rate exposure associated with borrowings under our revolving credit agreements. These agreements provide for interest rates on borrowings which are indexed to short-term market interest rates. Based upon the average level of borrowings outstanding under these agreements during Fiscal 2000 and Fiscal 1999, an increase in short-term interest rates of 100 basis points (1%) would have increased annual interest expense by $0.8 million and $0.6 million, respectively.

ACCOUNTING PRINCIPLES NOT YET ADOPTED

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"), which addressed a limited number of issues causing implementation difficulties. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivative instruments as either assets or liabilities and measure them at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. We were required to adopt the provisions of SFAS 133 effective October 1, 2000.

We are a party to a number of contracts that have the elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts which provide for the delivery of natural gas, and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, they provide for the delivery of products or services in quantities that are expected to be used or sold in the normal course of operating our businesses. Accordingly, we believe these contracts are not subject to the accounting requirements of SFAS 133 because they qualify for the normal purchases and normal sales exception of that standard. The adoption of SFAS 133 will not have a material impact on the Company's results of operations or financial position but may impact future results of operations or financial position depending upon the extent to which we use derivative instruments and their designation and effectiveness as hedges of market risk.

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

The following important factors could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand, (2) price volatility and availability of oil, electricity and natural gas and the capacity to transport to market areas, (3) changes in laws and regulations, including safety, tax and accounting matters, (4) competitive pressures from the same and alternative energy sources, (5) liability for environmental claims, (6) improvements in energy efficiency and technology resulting in reduced demand,
(7) labor relations, (8) large customer or supplier defaults, (9) operating hazards and risks incidental to generating and distributing electricity and distributing natural gas including the risk of explosions and fires resulting in personal injury and property damage, (10) regional economic conditions, and (11) interest rate fluctuations and other capital market conditions.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and the financial statement schedule set forth on pages F-1 to F-25 and page S-1 of this report are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III: UGI UTILITIES MANAGEMENT AND SECURITY HOLDERS


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

                            Utilities
                            Director                    Principal Occupation
Name                  Age     Since                  and Other Directorships(1)
----                  ---   ---------    --------------------------------------------------
Lon R. Greenberg      50      1994       Chairman (since August 1996) and Vice Chairman
                                         (1994 to 1996) of the Company; Chairman (since
                                         August 1996), Chief Executive Officer (since
                                         August 1995), Director and President (since 1994)
                                         of UGI; formerly, Senior Vice President-Legal and
                                         Corporate Development of UGI (1989 to July 1994).
                                         Mr. Greenberg is also a director on the Mellon
                                         PSFS Advisory Board.

James W. Stratton     64      1979       President and Chief Executive Officer of Stratton
                                         Management Company since 1972 (investment advisory
                                         firm); Chairman and a director of EFI (financial
                                         services firm) (since 1979). Mr. Stratton is also
                                         a director of Stratton Growth Fund, Inc.; Stratton
                                         Monthly Dividend REIT Shares, Inc.; Stratton
                                         Small-Cap Value Fund; Teleflex, Inc.; and BE&K,
                                         Inc.

David I. J. Wang      68      1988       Mr. Wang is Chairman of Paperloop.com. In 1991,
                                         Mr. Wang retired as Executive Vice
                                         President-Timber and Specialty Products and a
                                         director of International Paper Company (1987 to
                                         1991). Mr. Wang serves as a director of BE&K Inc.;
                                         Emsource Inc.; Forest Resources LLC; and Waterhill
                                         LLC.

                            Utilities
                            Director                    Principal Occupation
Name                  Age     Since                  and Other Directorships(1)
----                  ---   ---------    --------------------------------------------------
Richard C. Gozon      62      1989       Executive Vice President of Weyerhaeuser Company
                                         (integrated forest products company) (since 1994).
                                         Formerly Director (1984 to 1993), President and
                                         Chief Operating Officer of Alco Standard
                                         Corporation (provider of paper and office
                                         products) (1988 to 1993); Executive Vice President
                                         and Chief Operating Officer (1987); Vice President
                                         (1982 to 1988); President (1979 to 1987) of Paper
                                         Corporation of America. Mr. Gozon is also a
                                         director of AmeriSource Health Corporation; and
                                         Triumph Group, Inc.

Stephen D. Ban        60      1991       Past President and Chief Executive Officer of Gas
                                         Research Institute (gas industry research and
                                         development) (1987 to 1999); formerly Executive
                                         Vice President of Gas Research Institute (1986);
                                         formerly Vice President Research and Development,
                                         Bituminous Materials, Inc. (1981). Dr. Ban is also
                                         a director of Energen Corporation.

Robert J. Chaney      58      1999       President and Chief Executive Officer of the
                                         Company (since March 1999). He previously served
                                         as Executive Vice President - Utilities (1998 to
                                         1999) and Vice President and General Manager-Gas
                                         Utility Division of the Company (1991 to 1998).

                            Utilities
                            Director                    Principal Occupation
Name                  Age     Since                  and Other Directorships(1)
----                  ---   ---------    --------------------------------------------------
Marvin O. Schlanger   52      1998       Mr. Schlanger is Chairman of the Board of
                                         Resolution Performance Products, Inc. (a global
                                         producer and marketer of intermediate and
                                         specialty chemicals) (November 2000 to present).
                                         Mr. Schlanger is also a Principal in the firm of
                                         Cherry Hill Chemical Investments, L.L.C.
                                         (management services and capital for chemical and
                                         allied industries) (October 1998 to present). He
                                         was President and Chief Executive Officer (May
                                         1998 to October 1998), Executive Vice President
                                         and Chief Operating Officer (1994 to 1998) and a
                                         director (1994 to 1998) of ARCO Chemical Company.
                                         Mr. Schlanger also held the position of Senior
                                         Vice President of ARCO Chemical Company and
                                         President of ARCO Chemical Americas Company (1992
                                         to 1994). Mr. Schlanger also served as interim
                                         President of OneChem, Ltd. (1999 to 2000), Mr.
                                         Schlanger is also a director of OneChem, Ltd.; and
                                         Wellman, Inc.

Thomas F. Donovan     67      1998       Retired; formerly Vice Chairman of Mellon Bank
                                         (1988 to 1997). Mr. Donovan continues to serve as
                                         an advisory board member to Mellon Bank Corp. He
                                         is also a director of Nuclear Electric Insurance
                                         Co.; and Merrill Lynch International Bank, Ltd.

Anne Pol              53      1999       Mrs. Pol is Senior Vice President, Thermo Electron
                              (and       Corporation (environmental monitoring, and
                              1993-      analytical instruments and a major producer of
                              1997)      recycling equipment, biomedical products and
                                         alternative energy systems), a position she has
                                         held since 1998. She previously served as Vice
                                         President (1996 to 1998). As Senior Vice
                                         President, she is responsible for Human Resources,
                                         Government Relations, Information Technology and
                                         the Thermo Coleman Group of companies. Mrs. Pol
                                         also served as President, Pitney Bowes Shipping
                                         and

                            Utilities
                            Director                    Principal Occupation
Name                  Age     Since                  and Other Directorships(1)
----                  ---   ---------    --------------------------------------------------
                                         Weighing Systems Division, a business unit of
                                         Pitney Bowes Inc. (mailing and related business
                                         equipment) (1993 to 1996); Vice President, New
                                         Product Programs in the Mailing Systems Division
                                         of Pitney Bowes Inc. (1991 to 1993); and Vice
                                         President, Manufacturing Operations in the Mailing
                                         Systems Division of Pitney Bowes, Inc. (1990 to
                                         1991).

(1) All of the directors except Mr. Chaney, also serve as directors of UGI. In addition, Messrs. Greenberg, Donovan, Gozon, Stratton and Wang serve as directors of AmeriGas Propane, Inc., the General Partner of AmeriGas Partners, L.P.


EXECUTIVE OFFICERS

Name                 Age               Position
----                 ---               --------

Lon R. Greenberg     50     Chairman of the Board of Directors

Robert J. Chaney     58     President and Chief Executive Officer

Mark R. Dingman      51     Vice President and General Manager-
                            Electric Utility Division

John C. Barney       52     Senior Vice President-Finance

Brendan P. Bovaird   52     Vice President and General Counsel

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

         The following is a summary of the business experience of the executive officers listed above during at least the last five years:

Lon R. Greenberg

         Mr. Greenberg is Chairman of the Board of the Company (since August
1996), having served as a Director since 1994; he is also Chairman (since 1996), Chief Executive Officer (since August 1995) and President (since 1994) of UGI. In addition, he is Chairman of AmeriGas Propane, Inc. (since August 1996). Mr. Greenberg previously served as President and Chief Executive Officer of AmeriGas Propane, Inc. (1996 to 2000).

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

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      LONG TERM COMPENSATION
                                                                               --------------------------------------
                                          ANNUAL COMPENSATION                          AWARDS                 PAYOUTS
---------------------------------------------------------------------------------------------------------------------
                                                                                              SECURITIES
                                                                  OTHER                         UNDER-                     ALL
                                                                  ANNUAL       RESTRICTED        LYING                    OTHER
    NAME AND PRINCIPAL       FISCAL                               COMPEN-        STOCK         OPTIONS/        LTIP       COMPEN-
         POSITION             YEAR     SALARY      BONUS (1)     SATION (2)      AWARDS(3)         SARS        PAYOUTS   SATION (4)
------------------------------------------------------------------------------------------------------------------------------------
  Lon R. Greenberg (5)(6)     2000     $640,662   $262,836       $ 13,092      $       0       225,000 (8)       $0       $20,417
   Chairman                   1999     $587,139   $266,776       $ 11,359      $ 611,260       225,000 (7a)      $0       $18,273
                              1998     $559,616   $225,000       $  8,209      $       0             0           $0       $22,154

  Robert J. Chaney            2000     $264,307   $141,570       $  5,898      $       0        45,000 (8)       $0       $ 7,569
   President and Chief        1999     $221,445   $ 72,109       $  7,817      $ 142,625         5,556 (7b)      $0       $ 5,742
   Executive Officer          1998     $171,801   $ 33,777       $  4,528      $       0         8,333 (7b)      $0       $ 5,023

  John C. Barney              2000     $164,848   $ 58,806       $  1,899      $       0        15,000 (8)       $0       $ 4,453
   Senior Vice President -    1999     $150,279   $ 33,055       $      0      $ 101,875             0           $0       $ 4,156
  Finance                     1998     $139,870   $ 34,412       $      0      $       0             0           $0       $ 3,813

  Mark R. Dingman             2000     $149,583   $ 36,383       $  6,907      $       0        28,000 (8)       $0       $ 4,385
   Vice President &           1999     $139,783   $ 45,303       $  7,723      $ 101,875             0           $0       $ 4,209
   General Manager,           1998     $132,796   $ 47,282       $  7,524      $       0             0           $0       $ 3,580
   Electric Utility
   Division

  Brendan P. Bovaird (5)(6)   2000     $210,392   $ 49,349       $  6,332      $       0        28,000 (8)       $0       $ 5,927
   Vice President and         1999     $189,600   $ 53,048       $ 14,399      $ 142,625             0           $0       $ 5,215
   General Counsel            1998     $176,677   $ 42,188       $  4,075      $       0             0           $0       $ 5,425


(1) Bonuses earned under the UGI Corporation and UGI Utilities, Inc. Annual Bonus Plans are for the year reported, regardless of the year paid. The Annual Bonus Plans are based on the achievement of pre-determined business and/or financial performance objectives which support business plans and goals. Bonus opportunities vary by position and for fiscal year 2000 ranged from 0% to 168% of base salary for Mr. Greenberg, from 0% up to 78% for Mr. Chaney, from 0% to 52% for Messrs. Barney and Dingman, and from 0% to 92% for Mr. Bovaird.

(2)   Amounts represent tax payment reimbursements for certain benefits.

(3)(a)On June 4, 1999, the Board of Directors of UGI Corporation approved restricted stock awards to certain executives of UGI and UGI Utilities, Inc. The dollar values shown above represent the aggregate value of each award on the date of grant, determined by multiplying the number of shares awarded by the closing stock price of UGI Common Stock on the New York Stock Exchange on June 4, 1999. Holders of restricted shares have the right to vote and to receive dividends during the restriction period.

   (b)Based on the closing stock price of UGI Common Stock on the New York Stock Exchange on September 30, 1999, Mr. Greenberg's 30,000 share grant had a market value of $727,500; Mr. Chaney's and Mr. Bovaird's 7,000 share grant each had a market value of $169,750 and Mr. Barney's and Mr. Dingman's 5,000 share award each had a value of $121,250.

(4) Amounts represent matching contributions by the Company or UGI in accordance with the provisions of the UGI Utilities, Inc. Employee Savings Plan and/or allocations under the Executive Retirement Plan. During 2000, 1999 and 1998, the following contributions were made to the Named
      Executives: (i) under the Employee Savings Plan: for each of Messrs. Greenberg and Chaney, $3,825, $3,600 and $3,600; Mr. Barney, $3,825,
      $3,403 and $3,600; Mr. Dingman, $3,825, $3,202 and $3,580; Mr. Bovaird,
      $3,825, $3,509 and $3,600; and (ii) under the Supplemental Executive Retirement Plan: Mr. Greenberg, $16,592, $14,673 and $18,554; Mr. Bovaird, $2,102, $1,706 and $1,825; Mr. Chaney, $3,744, $2,142 and $1,423; Mr.
      Barney, $628, $752 and $213; Mr. Dingman, $560, $1,007 and $0.

(5) Compensation for Mr. Greenberg is attributable to his employment as Chairman, President and Chief Executive Officer of UGI Corporation. Compensation for Mr. Bovaird is attributable to his employment as Vice President and General Counsel of UGI Corporation. Mr. Greenberg and Mr. Bovaird receive no compensation from UGI Utilities, Inc.

(6) Compensation reported for Messrs. Greenberg, Bovaird and Chaney is also reported in the Proxy Statement for UGI's 2001 Annual Meeting of Shareholders and is not additive.

(7)(a)Non-qualified stock options granted on June 4, 1999 under the UGI 1997 Stock Option and Dividend Equivalent Plan (the "1997 Plan") without the opportunity to earn dividend equivalents described below.

   (b)Non-qualified stock options granted under the 1997 Plan which included the opportunity for participants to earn an amount equivalent to the dividends paid on shares covered by options, subject to a comparison of the total return realizable on a share of UGI's Common Stock with the total return achieved by each member of a group of comparable peer companies over a three-year period beginning January 1, 1997 and ending December 31, 1999. No dividend equivalents were earned for these options.

(8) Non-qualified stock options granted effective January 1, 2000 under the 1997 Plan without the opportunity to earn dividend equivalents.

(9) Non-qualified stock options granted under the UGI 1992 Non-Qualified Stock Option Plan.

OPTION GRANTS IN LAST FISCAL YEAR

      The following table shows information on grants of stock options during fiscal year 2000 to each of the Named Executives.

-----------------------------------------------------------------------------------------------------------------------
                                       OPTION GRANTS IN LAST FISCAL YEAR
-----------------------------------------------------------------------------------------------------------------------
                                                                                                       GRANT DATE
                                           INDIVIDUAL GRANTS                                             VALUE
-----------------------------------------------------------------------------------------------------------------------
                            NUMBER OF
                            SECURITIES       % OF TOTAL
                            UNDERLYING     OPTIONS GRANTED                                             GRANT DATE
                             OPTIONS       TO EMPLOYEES IN       EXERCISE                               PRESENT
          NAME             GRANTED (1)     FISCAL YEAR (2)    OR BASE PRICE     EXPIRATION DATE        VALUE (3)
-----------------------------------------------------------------------------------------------------------------------
Lon R. Greenberg            225,000             29%              $20.625           12/31/09           $678,980

John C. Barney               15,000              2%              $20.625           12/31/09           $ 45,265

Robert J. Chaney             45,000              6%              $20.625           12/31/09           $135,796

Mark R. Dingman              28,000              4%              $20.625           12/31/09           $ 84,495

Brendan P. Bovaird           28,000              4%              $20.625           12/31/09           $ 84,495
-----------------------------------------------------------------------------------------------------------------------

(1) Non-qualified stock options granted effective January 1, 2000 under the 1997 SODEP. This grant does not include the opportunity to earn an amount equivalent to the dividends paid during a performance period on shares covered by options. The option exercise price is the fair market value of UGI's Common Stock determined on the date of the grant. These options become exercisable in three equal annual installments beginning on the first anniversary of the grant date. Options granted under the Plan are nontransferable and are generally exercisable only while the optionee is employed by the Company or an affiliate. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI's Common Stock.

(2) A total of 766,750 options were granted to employees and executive officers of the Company and its affiliates during fiscal year 2000 under the 1997 SODEP and the 1992 Non-Qualified Stock Option Plan. Under the 1992 Non-Qualified Stock Option Plan, the option exercise price is not less than 100% of the fair market value of UGI's Common Stock on the date of grant. These options become exercisable in three equal annual installments beginning on the first anniversary of the grant date. Options under the 1992 Plan are nontransferable and generally exercisable only while the optionee is employed by the Company or an affiliate. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI's Common Stock.

(3) Based on the Black-Scholes options pricing model. The assumptions used in calculating the grant date present value are as follows:


      - Three years of closing monthly stock price observations were used to calculate the stock volatility and dividend yield assumptions.

      -     Stock volatility                          23.89%

      -     Stock's dividend yield                     6.22%

      -     Length of option term                     10 years

      -     Annualized risk-free interest rate         6.79%

      -     Discount of risk of forfeiture          3% per year

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

      The following table shows information for fiscal year 2000 concerning exercised and unexercised stock options for shares of UGI Common Stock for each of the Named Executives.

------------------------------------------------------------------------------------------------------------------------
                                  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                         AND FISCAL YEAR-END OPTION/SAR VALUE
------------------------------------------------------------------------------------------------------------------------
                                                                                                   VALUE OF
                                SHARES                       NUMBER OF SECURITIES                 UNEXERCISED
                              ACQUIRED ON                    UNDERLYING UNEXERCISED               IN-THE-MONEY
                               EXERCISE        VALUE              OPTIONS/SARS                    OPTIONS/SARS
           NAME                  (#)         REALIZED       AT FISCAL YEAR-END (#)            AT FISCAL YEAR-END*
------------------------------------------------------------------------------------------------------------------------
                                                         EXERCISABLE    UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------------
                                                             93,959      168,750          $387,581 (1)     $653,906 (3)
Lon R. Greenberg (7)              0         $        0      200,000      225,000          $325,000 (2)     $815,625 (4)
                                                             56,250                       $217,969 (3)

John C. Barney                    0         $        0       10,000       15,000          $ 16,250 (2)     $ 54,375 (4)

                                                             43,639       45,000          $180,011 (1)     $163,125 (4)
Robert J. Chaney (7)              0         $        0       35,000                       $ 56,875 (2)
                                                              8,333                       $ 15,624 (5)
                                                              5,556                       $ 16,668 (6)

Mark R. Dingman                   0         $        0       35,000       28,000          $ 56,875 (2)     $101,500 (4)

Brendan P. Bovaird (7)            0         $        0        5,007       28,000          $ 20,654 (1)     $101,500 (4)
                                                             30,000                       $ 48,750 (2)
------------------------------------------------------------------------------------------------------------------------

*     The fiscal 2000 year-end closing stock price was $24.25.

(1) Value is calculated using the difference between $20.125 (1992 SODEP option price) and $24.25 multiplied by the number of shares underlying the option.

(2) Value is calculated using the difference between $22.625 (1997 SODEP option grant price at December 10, 1996) and $24.25 multiplied by the number of shares underlying the option.

(3) Value is calculated using the difference between $20.375 (1997 SODEP option grant price at June 4, 1999) and $24.25 multiplied by the number of shares underlying the option.

(4) Value is calculated using the difference between $20.625 (1997 SODEP option price at January 1, 2000) and $24.25 multiplied by the number of shares underlying the option.

(5) Value is calculated using the difference between $22.375 (1997 SODEP grant price at September 29, 1998) and $24.25 multiplied by the number of shares underlying the option.

(6) Value is calculated using the difference between $21.250 (1997 SODEP grant price at February 23, 1999) and $24.25 multiplied by the number of shares underlying the option.

(7) Information reported for Messrs. Greenberg, Chaney and Bovaird is also reported in the Proxy Statement for UGI's 2001 Annual Meeting of Shareholders and is not additive.

RETIREMENT BENEFITS

      The following table shows the annual benefits payable upon retirement to the Named Executive Officers under the Retirement Income Plan for Employees of UGI Utilities, Inc. and participating employers (the "Retirement Plan") and the UGI Supplemental Executive Retirement Plan. The amounts shown assume the executive retires in 2000 at age 65, and that the aggregate benefits are not subject to statutory maximums.

-------------------------------------------------------------------------------------------------------------
                                        PENSION PLAN BENEFITS TABLE
-------------------------------------------------------------------------------------------------------------
 FINAL 5-YEAR
AVERAGE ANNUAL                     ANNUAL BENEFIT FOR YEARS OF CREDITED SERVICE SHOWN (1)
 EARNINGS (2)
                 --------------------------------------------------------------------------------------------
                   15 YEARS      20 YEARS        25 YEARS       30 YEARS        35 YEARS         40 YEARS
-------------------------------------------------------------------------------------------------------------
  $  100,000       $ 28,500      $ 38,000        $ 47,500       $ 57,000        $ 66,500      $ 68,400 (3)

  $  200,000       $ 57,000      $ 76,000        $ 95,000       $114,000        $133,000      $136,800 (3)

  $  300,000       $ 85,500      $114,000        $142,500       $171,000        $199,500      $205,200 (3)

  $  400,000       $114,000      $152,000        $190,000       $228,000        $266,000      $273,600 (3)

  $  500,000       $142,500      $190,000        $237,500       $285,000        $332,500      $342,000 (3)

  $  600,000       $171,000      $228,000        $285,000       $342,000        $399,000      $410,400 (3)

  $  700,000       $199,500      $266,000        $332,500       $399,000        $465,500      $478,800 (3)

  $  800,000       $228,000      $304,000        $380,000       $456,000        $532,000      $547,200 (3)

  $  900,000       $256,500      $342,000        $427,500       $513,000        $598,500      $615,600 (3)

  $1,000,000       $285,000      $380,000        $475,000       $570,000        $665,000      $684,000 (3)

  $1,200,000       $342,000      $456,000        $570,000       $684,000        $798,000      $820,800 (3)

  $1,400,000       $399,000      $532,000        $665,000       $798,000        $931,000      $957,600 (3)
-------------------------------------------------------------------------------------------------------------

(1) Annual benefits are computed on the basis of straight life annuity amounts. These amounts include pension benefits, if any, to which a participant may be entitled as a result of participation in a pension plan of a subsidiary during previous periods of employment. The amounts shown do not take into account exclusion of up to 35% of the estimated primary Social Security benefit. The Retirement Plan provides a minimum benefit equal to 25% of a participant's final 12 months' earnings, reduced proportionately for less than 15 years of credited service at retirement. The minimum Retirement Plan Benefit is not subject to Social Security offset. Messrs. Greenberg, Barney, Chaney, Dingman and Bovaird had, respectively, 20 years, 29 years, 36 years, 27 years and 5 years of estimated credited service at September 30, 2000.

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

      Named Executives Employed by UGI Utilities, Inc. Messrs. Chaney, Barney and Dingman each have an agreement with UGI Utilities (the "Agreement") which provides certain benefits in the event of a change of control of Utilities or of UGI. The Agreements operate independently of the UGI Severance Plan, continue through July 2004, and are automatically extended in one-year increments thereafter unless, prior to a change of control, the Company terminates an Agreement. In the absence of a change of control, each Agreement will terminate when, for any reason, the executive terminates his employment with Utilities or its subsidiaries.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
            BENEFICIAL OWNERS AND MANAGEMENT

      At December 1, 2000, UGI Corporation held 100% of the Company's Common Stock. UGI is located at 460 North Gulph Road, King of Prussia, PA 19406.

      The following table sets forth, as of October 31, 2000, the number of shares of Common Stock of UGI beneficially owned by each director of the Company and each of the Named Executives, as well as all directors and executive officers as a group. Mr. Greenberg is the beneficial owner of approximately 1.76% of UGI's Common Stock. All other directors, Named Executives and executive officers own less than 1% of UGI's outstanding shares. The total number of shares beneficially owned by all directors and executive officers includes shares subject to options exercisable within 60 days.

----------------------------------------------------------------------------------------------
                              SECURITY OWNERSHIP OF MANAGEMENT
----------------------------------------------------------------------------------------------
                              NUMBER OF SHARES AND
                              NATURE OF BENEFICIAL
                               OWNERSHIP EXCLUDING          NUMBER OF
                                 OPTIONS (1)            EXERCISABLE STOCK
  NAME OF BENEFICIAL OWNER            (2)                    OPTIONS               TOTAL
----------------------------------------------------------------------------------------------
Stephen D. Ban                     14,847(3)                 6,900              21,747

John C. Barney                     10,760(7)                10,000              20,760

Brendan P. Bovaird                 23,255(4)                35,007              58,262

Robert J. Chaney                   41,520(5)                92,528             109,248

Mark R. Dingman                    12,408                   35,000              47,408

Thomas F. Donovan                   3,856                    4,000               7,856

Richard C. Gozon                   20,862                    9,000              29,862

Lon R. Greenberg                  125,778(6)               350,209             475,987

Anne Pol                            7,000                    4,000              11,000

Marvin O. Schlanger                 6,258                    4,000              10,258

James W. Stratton                  12,651                    9,000              21,651

David I. J. Wang                   24,596                    9,000              33,596

All directors and executive
officers as a group (12)          303,790                  568,644             872,434(8)
----------------------------- ---------------------- ------------------- ---------------------


(1) The director or officer has sole voting and investment power unless otherwise specified.

(2) The number of Shares shown includes Deferred Units ("Units") acquired through the 1997 Amended and Restated Directors' Equity Compensation Plan. Units are neither actual shares nor other securities, but each Unit will be converted to one share of

      Common Stock and paid out to directors upon their retirement or termination of service. The number of Units included for each director is as follows: Messrs. Donovan (2,022), Stratton (10,789), Schlanger (4,024), Wang (9,734), Gozon (14,000), Ban (7,289) and Mrs. Pol (5,436).

(3)   Dr. Ban holds 7,558 Shares jointly with his spouse.

(4) Mr. Bovaird holds 12,993 Shares jointly with his spouse and 3,262 Shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan, based on September 30, 2000 Savings Plan statements.

(5)   Mr. Chaney holds 27,361 Shares jointly with his spouse.

(6) Mr. Greenberg holds 88,220 Shares jointly with his spouse and 5,518 Shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan, based on September 30, 2000 Savings Plan statements.

(7) Mr. Barney holds 216 Shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan, based on September 30, 2000 Savings Plan statements. Mr. Barney disclaims beneficial ownership of 200 Shares owned by an adult son.

(8) The total number of Shares beneficially owned by the directors and officers as a group represents 3.2% of UGI's outstanding shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In fiscal year 2000 UGI allocated 51%, or $4.2 million, of its general corporate expenses to Utilities.


PART IV:  ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE,
                AND REPORTS ON FORM 8-K

   (a) DOCUMENTS FILED AS PART OF THIS REPORT:

      (1) FINANCIAL STATEMENTS

         Included under Item 8 are the following financial statements and supplementary data:

            Report of Independent Public Accountants

            Consolidated Balance Sheets, September 30, 2000 and 1999

            Consolidated Statements of Income for the fiscal years ended September 30, 2000, 1999 and 1998

            Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2000, 1999 and 1998

            Consolidated Statements of Stockholders' Equity for the fiscal years ended September 30, 2000, 1999 and 1998

            Notes to Consolidated Financial Statements


      (2) FINANCIAL STATEMENT SCHEDULE

         For the years ended September 30, 2000, 1999 and 1998

            II-   Valuation and Qualifying Accounts

   All other financial statement schedules are omitted because the required information is either (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) the information required is included elsewhere in the respective financial statements or notes thereto contained in this report.

      (3) LIST OF EXHIBITS:

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

-------------------------------------------------------------------------------------------------------------------
                                            INCORPORATION BY REFERENCE
-------------------------------------------------------------------------------------------------------------------
 Exhibit No.                           Exhibit                           Registrant        Filing        Exhibit
-------------------------------------------------------------------------------------------------------------------
     3.1       Utilities' Articles of Incorporation                       Utilities       Form 8-K        4(a)
                                                                                         (9/22/94)
     3.2       Bylaws of UGI Utilities as in effect since September       Utilities      Form 10-K         3.2
               26, 1995                                                                  (9/30/95)

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

     4.3       Form of Fixed Rate Medium-Term Note                        Utilities       Form 8-K         (4)i
                                                                                          (8/26/94)

     4.4       Form of Fixed Rate Series B Medium-Term Note               Utilities       Form 8-K         4(i)
                                                                                          (8/1/96)

     4.5       Form of Floating Rate Series B Medium-Term Note            Utilities       Form 8-K        4(ii)
                                                                                          (8/1/96)

     4.6       Service Agreement for comprehensive delivery service          UGI          Form 10-K       10.40
               (Rate CDS) dated February 23, 1998 between UGI                             (9/30/00)
               Utilities, Inc. and Texas Eastern Transmission
               Corporation

     4.7       Officer's Certificate establishing Medium-Term Notes       Utilities       Form 8-K        4(iv)
               series                                                                     (8/26/94)

     4.8       Calculation Agent Agreement dated August 1, 1996           Utilities       Form 8-K        4(iii)
               between UGI Utilities, Inc. and First Union National                       (8/1/96)
               Bank

     4.9       Form of Officer's Certificate establishing Series B        Utilities       Form 8-K        4(iv)
               Medium-Term Notes under the Indenture                                      (8/1/96)
-------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
                                           INCORPORATION BY REFERENCE
------------------------------------------------------------------------------------------------------------------
Exhibit No.                           Exhibit                            Registrant        Filing       Exhibit
------------------------------------------------------------------------------------------------------------------
    10.1       Service Agreement (Rate FSS) dated as of November 1,          UGI          Form 10-K        10.5
               1989 between Utilities and Columbia, as modified                           (9/30/95)
               pursuant to the orders of the Federal Energy
               Regulatory Commission at Docket No. RS92-5-000
               reported at Columbia Gas Transmission Corp., 64 FERC
               Paragraph 61,060 (1993), order on rehearing, 64 FERC
               Paragraph 61,365 (1993)

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

   10.4**      UGI Corporation 1992 Directors' Stock Plan                    UGI          Form 10-Q       (10)ff
                                                                                          (6/30/92)

   10.5**      UGI Corporation Directors' Deferred Compensation Plan         UGI          Form 10-K        10.6
               Amended and Restated as of January 1, 2000                                 (9/30/00)

   10.6**      UGI Corporation Directors' Equity Compensation Plan          UGI           Form 10-K        10.9
               Amended and Restated as of January 1, 2000                                 (9/30/00)

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

   10.8**      UGI Corporation Annual Bonus Plan dated March 8, 1996         UGI          Form 10-Q        10.4
                                                                                          (6/30/96)

   10.9**      UGI Utilities, Inc. Annual Bonus Plan dated March 8,       Utilities       Form 10-Q        10.4
               1996`                                                                      (6/30/96)

   10.10**     1997 Stock Purchase Loan Plan                                 UGI          Form 10-K       10.16
                                                                                          (9/30/97)

   10.11**     UGI Corporation Senior Executive Employee Severance           UGI          Form 10-K       10.12
               Pay Plan effective January 1, 1997                                         (9/30/97)

------------------------------------------------------------------------------------------------------------------
                                           INCORPORATION BY REFERENCE
------------------------------------------------------------------------------------------------------------------
Exhibit No.                           Exhibit                            Registrant        Filing       Exhibit
------------------------------------------------------------------------------------------------------------------
   10.12**     UGI Corporation 1992 Non-Qualified Stock Option Plan,         UGI          Form 10-K       10.39
               as amended                                                                 (9/30/00)

   10.13**     UGI Corporation 2000 Directors' Stock Option Plan             UGI          Form 10-K       10.13
                                                                                          (9/30/99)

   10.14**     UGI Corporation 2000 Stock Incentive Plan                     UGI          Form 10-Q        10.1
                                                                                          (6/30/00)

   10.15**     Service Agreement for comprehensive delivery service          UGI          Form 10-K       10.41
               (Rate CDS) dated February 23, 1999 between UGI                             (9/30/00)
               Utilities, Inc. and Texas Eastern Transmission
               Corporation

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

   10.17**     UGI Corporation Supplemental Executive Retirement Plan        UGI          Form 10-Q         10
               Amended and Restated effective October 1, 1996                             (6/30/98)

   10.18 **    Summary of Terms of UGI Corporation 1999 Restricted           UGI          Form 10-Q         10
               Stock Awards                                                               (6/30/99)

   10.20**     Description of Change of Control arrangements for             UGI          Form 10-K       10.33
               Messrs. Greenberg and Bovaird                             Corporation      (9/30/99)

   10.21**     Description of Change of Control arrangements for             UGI          Form 10-K       10.34
               Messrs. Chaney, Dingman and Barney                        Corporation      (9/30/99)

   10.22**     Consulting Services Agreement dated as of August 1,           UGI          Form 10-K       10.38
               2000 between Stephen D. Ban and UGI Corporation           Corporation      (9/30/00)

    *12.1      Computation of Ratio of Earnings to Fixed Charges

    *12.2      Computation of Ratio of Earnings to Combined Fixed
               Charges and Preferred Stock Dividends

     *21       Subsidiaries of Registrant

     *23       Consent of Arthur Andersen LLP

     *27       Financial Data Schedule


*  Filed herewith.

** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

   b. REPORTS ON FORM 8-K.

      During the last quarter of fiscal year 2000, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UGI UTILITIES, INC.


Date:  December 19, 2000               By: John C. Barney
                                           -----------------------------------
                                           John C. Barney
                                           Senior Vice President - Finance


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 19, 2000 by the following persons on behalf of the Registrant in the capacities indicated.

      SIGNATURE                                TITLE
      ---------                                -----
Robert J. Chaney                        President and Chief
----------------------------            Executive Officer
Robert J. Chaney                        (Principal Executive
                                        Officer) and Director



Lon R. Greenberg                        Chairman and Director
---------------------------
Lon R. Greenberg


John C. Barney                          Senior Vice President -
-----------------------------           Finance
John C. Barney                          (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)



Stephen D. Ban                          Director
----------------------------
Stephen D. Ban


Thomas F. Donovan                       Director
------------------------
Thomas F. Donovan

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 19, 2000 by the following persons on behalf of the Registrant in the capacities indicated.


      SIGNATURE                     TITLE
      ---------                     -----
Richard C. Gozon                 Director
----------------------------
Richard C. Gozon


Anne Pol                         Director
----------------------------
Anne Pol


Marvin O. Schlanger              Director
----------------------------
Marvin O. Schlanger


James W. Stratton                Director
-----------------------------
James W. Stratton


David I. J. Wang                 Director
------------------------------
David I. J. Wang

                      UGI UTILITIES, INC. AND SUBSIDIARIES




                              FINANCIAL INFORMATION

                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED SEPTEMBER 30, 2000

                      UGI UTILITIES, INC. AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                                             Pages
                                                                                             -----
Financial Statements:

    Report of Independent Public Accountants                                                  F-3

    Consolidated Balance Sheets as of September 30,
        2000 and 1999                                                                     F-4 to F-5

    Consolidated Statements of Income for the years
        ended September 30, 2000, 1999, and 1998                                              F-6

    Consolidated Statements of Cash Flows for the years
        ended September 30, 2000, 1999, and 1998                                              F-7

    Consolidated Statements of Stockholder's Equity
        for the years ended September 30, 2000, 1999, and 1998                                F-8

    Notes to Consolidated Financial Statements                                            F-9 to F-25

Financial Statement Schedule:

    For the years ended September 30, 2000, 1999, and 1998:

        II - Valuation and Qualifying Accounts                                                S-1


We have omitted all other financial statement schedules because the required information is either (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) included elsewhere in the financial statements or related notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
UGI Utilities, Inc.

We have audited the accompanying consolidated balance sheets of UGI Utilities, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UGI Utilities, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Financial Statements and Financial Statement Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Chicago, Illinois
November 10, 2000

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)


                                                                          September 30,
                                                                       2000              1999
                                                                    ---------         ---------
ASSETS

      Current assets:
           Cash and cash equivalents                                $  15,575         $  11,063
           Accounts receivable (less allowances for doubtful
               accounts of  $2,061 and $1,716, respectively)           33,341            26,523
           Accrued utility revenues                                    10,486             6,867
           Inventories                                                 36,934            28,103
           Deferred income taxes                                        3,321             2,972
           Prepaid expenses and other current assets                    3,077             6,283
                                                                    ---------         ---------
               Total current assets                                   102,734            81,811

      Property, plant and equipment
           Gas utility                                                717,119           689,558
           Electric utility                                           128,712           124,558
           General                                                     11,974            12,680
                                                                    ---------         ---------
                                                                      857,805           826,796
           Less accumulated depreciation and amortization            (287,835)         (270,003)
                                                                    ---------         ---------
               Net property, plant and equipment                      569,970           556,793

      Regulatory assets                                                62,276            61,082
      Other assets                                                     19,142            17,483
                                                                    ---------         ---------

               Total assets                                         $ 754,122         $ 717,169
                                                                    =========         =========


See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Thousands of dollars, except per share)

                                                                                      September 30,
                                                                                   2000            1999
                                                                                 --------        --------
LIABILITIES  AND  STOCKHOLDERS'  EQUITY

      Current liabilities:
           Current maturities of long-term debt                                  $ 15,000        $  7,143
           Bank loans                                                             100,400          87,400
           Accounts payable                                                        54,138          37,881
           Employee compensation and benefits accrued                               7,846           8,278
           Dividends and interest accrued                                           4,547           4,693
           Income taxes accrued                                                     6,607             179
           Customer deposits and refunds                                           10,272          10,836
           Other current liabilities                                               11,521          11,698
                                                                                 --------        --------
               Total current liabilities                                          210,331         168,108

      Long-term debt                                                              157,924         172,904

      Deferred income taxes                                                       117,666         112,284
      Deferred investment tax credits                                               9,182           9,580
      Other noncurrent liabilities                                                 14,546          14,733

      Commitments and contingencies (note 8)

      Preferred stock subject to mandatory redemption,
           without par value                                                       20,000          20,000

      Common stockholder's equity:
           Common Stock, $2.25 par value (authorized - 40,000,000 shares;
               issued and outstanding - 26,781,785 shares)                         60,259          60,259
           Additional paid-in capital                                              68,559          68,559
           Retained earnings                                                       95,655          90,742
                                                                                 --------        --------
               Total common stockholder's equity                                  224,473         219,560
                                                                                 --------        --------

               Total liabilities and stockholders' equity                        $754,122        $717,169
                                                                                 ========        ========


See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Thousands of dollars)


                                                                       Year Ended
                                                                      September 30,
                                                     ---------------------------------------------
                                                        2000              1999              1998
                                                     ---------         ---------         ---------
Revenues                                             $ 436,942         $ 420,647         $ 422,283
                                                     ---------         ---------         ---------

Costs and expenses:
    Gas, fuel and purchased power                      218,119           205,221           214,631
    Operating and administrative expenses               85,425            86,740            85,983
    Operating and administrative expenses
       - related parties                                 4,159             4,946             4,837
    Taxes other than income taxes                       17,052            25,232            25,192
    Depreciation and amortization                       23,612            23,005            22,043
   Other income, net                                   (12,660)           (5,168)           (4,993)
                                                     ---------         ---------         ---------
                                                       335,707           339,976           347,693
                                                     ---------         ---------         ---------

Operating income                                       101,235            80,671            74,590
Interest expense                                        18,353            17,532            17,583
                                                     ---------         ---------         ---------

Income before income taxes                              82,882            63,139            57,007
Income taxes                                            32,406            24,271            21,456
                                                     ---------         ---------         ---------

Net income                                              50,476            38,868            35,551
Dividends on preferred stock                             1,550             1,550             2,160
                                                     ---------         ---------         ---------

Net income after dividends on preferred stock        $  48,926         $  37,318         $  33,391
                                                     =========         =========         =========


See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)

                                                                                            Year Ended
                                                                                            September 30,
                                                                            ------------------------------------------
                                                                              2000             1999             1998
                                                                            --------         --------         --------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income                                                             $ 50,476         $ 38,868         $ 35,551
     Adjustments to reconcile net income to net cash provided
         by operating activities:
            Depreciation and amortization                                     23,612           23,005           22,043
            Deferred income taxes, net                                         2,866            5,792            5,468
            Provision for uncollectible accounts                               4,386            4,269            4,099
            Other                                                              1,962           (1,391)           1,887
                                                                            --------         --------         --------
                                                                              83,302           70,543           69,048
            Net change in:
                Accounts receivable and accrued utility revenues             (14,823)          (6,588)           1,895
                Inventories                                                   (8,831)             357            2,185
                Deferred fuel costs                                           (3,751)          (5,120)          (5,741)
                Accounts payable                                              16,257             (966)          (6,520)
                Other current assets and liabilities                           9,293            3,935          (10,709)
                                                                            --------         --------         --------
            Net cash provided by operating activities                         81,447           62,161           50,158
                                                                            --------         --------         --------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Expenditures for property, plant and equipment                          (36,391)         (36,384)         (37,219)
     Net proceeds (costs) of property, plant and equipment disposals            (838)            (741)             311
                                                                            --------         --------         --------
        Net cash used by investing activities                                (37,229)         (37,125)         (36,908)
                                                                            --------         --------         --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Payment of dividends                                                    (45,563)         (30,550)         (25,093)
     Issuance of long-term debt                                                   --               --           35,000
     Repayment of long-term debt                                              (7,143)          (7,143)         (17,143)
     Bank loans increase                                                      13,000           19,000            1,400
     Redemption of Series Preferred Stock                                         --               --          (15,507)
                                                                            --------         --------         --------
        Net cash used by financing activities                                (39,706)         (18,693)         (21,343)
                                                                            --------         --------         --------

    Cash and cash equivalents increase (decrease)                           $  4,512         $  6,343         $ (8,093)
                                                                            ========         ========         ========

CASH AND CASH EQUIVALENTS:
     End of period                                                          $ 15,575         $ 11,063         $  4,720
     Beginning of period                                                      11,063            4,720           12,813
                                                                            --------         --------         --------
         Increase (decrease)                                                $  4,512         $  6,343         $ (8,093)
                                                                            ========         ========         ========


See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Thousands of dollars)


                                                                                  Additional
                                                                     Common        Paid-in        Retained
                                                                     Stock         Capital        Earnings
                                                                     -----         -------        --------
Balance September 30, 1997                                           $ 60,259       $ 68,249       $ 71,986

    Net income                                                                                       35,551
    Cash dividends - common stock                                                                   (22,633)
    Cash dividends - preferred stock                                                                 (2,160)
    Redemption of Series Preferred Stock                                                               (320)
    Other                                                                                310
                                                                     --------       --------       --------

Balance September 30, 1998                                             60,259         68,559         82,424

    Net income                                                                                       38,868
    Cash dividends - common stock                                                                   (29,000)
    Cash dividends - preferred stock                                                                 (1,550)
                                                                     --------       --------       --------

Balance September 30, 1999                                             60,259         68,559         90,742

    Net income                                                                                       50,476
    Cash dividends - common stock                                                                   (44,013)
    Cash dividends - preferred stock                                                                 (1,550)
                                                                     --------       --------       --------

Balance September 30, 2000                                           $ 60,259       $ 68,559       $ 95,655
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

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)



1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION PRINCIPLES

UGI Utilities, Inc. ("UGI Utilities"), a wholly owned subsidiary of UGI Corporation ("UGI"), owns and operates a natural gas distribution utility ("Gas Utility") in parts of eastern and southeastern Pennsylvania and an electric distribution utility and electricity generation business ("Electric Utility") in northeastern Pennsylvania. We refer to UGI Utilities and its subsidiaries collectively as "The Company" or "We." Our consolidated financial statements include the accounts of UGI Utilities and its subsidiaries. We eliminate all significant intercompany accounts and transactions when we consolidate. Effective October 1, 1999, Electric Utility's interests in its electric generating facilities were transferred to UGI Utilities' wholly owned non-utility subsidiary, UGI Development Company ("UGIDC"). UGIDC has been granted "Exempt Wholesale Generator" status by the Federal Energy Regulatory Commission.

RECLASSIFICATIONS

We have reclassified certain prior-period balances to conform with the current period presentation.

USE OF ESTIMATES

We make estimates and assumptions when preparing financial statements in conformity with accounting principles generally accepted in the United States. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

REGULATED OPERATIONS

Gas Utility and Electric Utility are subject to regulation by the Pennsylvania Public Utility Commission ("PUC"). We account for all of our regulated Gas Utility and Electric Utility operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation ("SFAS 71"). SFAS 71 requires the Company to record the financial statement effects of the rate regulation to which such operations are currently subject. If a separable portion of Gas Utility or Electric Utility no longer meets the provisions of SFAS 71, we are required to eliminate the financial statement effects of regulation for that portion of our operations.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


In June 1998, the PUC approved Electric Utility's restructuring plan which we submitted pursuant to Pennsylvania's Electricity Customer Choice Act ("Electricity Customer Choice Act"). In accordance with the Financial Accounting Standards Board's ("FASB's") Emerging Issues Task Force ("EITF") Statement 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements 71 and 101" ("EITF 97-4"), we discontinued the application of SFAS 71 as it related to the electric generation portion of Electric Utility's business in June 1998. This discontinuance of SFAS 71 did not have a material effect on our financial position or results of operations.

On June 29, 2000, the PUC entered its order ("Gas Restructuring Order") in Gas Utility's restructuring plan filed by Gas Utility pursuant to Pennsylvania's Natural Gas Choice and Competition Act ("Gas Competition Act"). Based upon the provisions of the Gas Restructuring Order and the Gas Competition Act, we believe Gas Utility's regulatory assets continue to satisfy the criteria of SFAS
71. For further information on the impact of the Electricity Customer Choice Act and the Gas Competition Act, see Note 2.

CONSOLIDATED STATEMENTS OF CASH FLOWS

We define cash equivalents as all highly liquid investments with maturities of three months or less when purchased. We record cash equivalents at cost plus accrued interest, which approximates market value.

We paid interest totaling $17,941 in 2000, $16,894 in 1999, and $15,816 in 1998.
We paid income taxes totaling $23,108 in 2000, $19,642 in 1999, and $21,116 in 1998.

REVENUE RECOGNITION

Gas Utility and Electric Utility record revenues for service provided to the end of each month. We reflect Gas and Electric utility rate increases or decreases in revenues from effective dates permitted by the PUC.

INVENTORIES

Our inventories are stated at the lower of cost or market. We determine cost principally on an average or first-in, first-out ("FIFO") method except for appliances for which we use the specific identification method.

INCOME TAXES

UGI Utilities' regulated operations record deferred income taxes in the Consolidated Statements of Income resulting from the use of accelerated depreciation methods based upon amounts recognized for ratemaking purposes. UGI Utilities also recognizes a deferred tax liability for tax benefits that are flowed through to ratepayers when temporary differences originate and

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


establishes a regulatory income tax asset for the probable increase in future revenues that will result when the temporary differences reverse.

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

We record depreciation expense for Gas Utility's and Electric Utility's plant and equipment on a straight-line method over the estimated average remaining lives of the various classes of depreciable property. Depreciation expense as a percentage of the related average depreciable base for Gas Utility was 2.6% in 2000, and 2.7% in 1999 and 1998. Depreciation expense as a percentage of the related average depreciable base for Electric Utility was 3.5% in 2000, and 3.2% in 1999 and 1998. Depreciation expense was $23,000 in 2000, $22,371 in 1999, and $21,454 in 1998.

COMPUTER SOFTWARE COSTS

Prior to October 1, 1999, we included in property, plant and equipment external and incremental internal costs associated with computer software we developed or obtained for use in our businesses. Effective October 1, 1999, we adopted Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which requires companies to capitalize the cost of computer software, including nonincremental internal costs, once certain criteria have been met. We amortize computer software costs on a straight-line basis over five years once the installed software is ready for its intended use. The adoption of SOP 98-1 did not have a material effect on our financial position or results of operations.

DEFERRED FUEL COSTS

Gas Utility's tariffs contain clauses which permit recovery of certain purchased gas costs ("PGCs") in excess of the level of such costs included in base rates. The clauses provide for a

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


periodic adjustment for the difference between the total amount collected from customers under each clause and the recoverable costs incurred. We defer the difference between amounts recognized in revenues and the applicable gas costs incurred until they are subsequently billed or refunded to customers.

ENVIRONMENTAL LIABILITIES

We accrue environmental investigation and cleanup costs when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. We do not discount to present value the costs of future expenditures for environmental liabilities. We intend to pursue recovery of any incurred costs through all appropriate means, including regulatory relief. Gas Utility is permitted to amortize as removal costs site-specific environmental investigation and remediation costs, net of related third-party payments, associated with Pennsylvania sites. Gas Utility is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred removal costs.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and displaying comprehensive income, comprising net income and other nonowner changes in equity, in the financial statements. For all periods presented, comprehensive income was the same as net income.

ACCOUNTING PRINCIPLES NOT YET ADOPTED

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"), which addressed a limited number of issues causing implementation difficulties. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivative instruments as either assets or liabilities and measure them at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. We were required to adopt the provisions of SFAS 133 effective October 1, 2000.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


We are a party to a number of contracts that have the elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts which provide for the delivery of natural gas, and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, they provide for the delivery of products or services in quantities that are expected to be used or sold in the normal course of operating our businesses. Accordingly, we believe these contracts are not subject to the accounting requirements of SFAS 133 because they qualify for the normal purchases and normal sales exception of that standard. The adoption of SFAS 133 will not have a material impact on the Company's results of operations or financial position but may impact future results of operations or financial position depending upon the extent to which we use derivative instruments and their designation and effectiveness as hedges of market risk.

2.  UTILITY REGULATORY MATTERS

ELECTRIC UTILITY RESTRUCTURING ORDER

On June 19, 1998, the PUC entered its Opinion and Order ("Electricity Restructuring Order") in Electric Utility's restructuring proceeding pursuant to the Electricity Customer Choice Act. Under the terms of the Electricity Restructuring Order, commencing January 1, 1999, Electric Utility is authorized to recover $32,500 in stranded costs (on a full revenue requirements basis which includes all income and gross receipts taxes) over a four-year period through a Competitive Transition Charge ("CTC") (together with carrying charges on unrecovered balances of 7.94%) and to charge unbundled rates for generation, transmission and distribution services. Stranded costs are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Electric Utility's recoverable stranded costs include $8,692 for the buy-out of a 1993 power purchase agreement with an independent power producer.

Under the terms of the Electricity Restructuring Order and in accordance with the Electricity Customer Choice Act, Electric Utility's rates for transmission and distribution services are capped through July 1, 2001. In addition, Electric Utility generally may not increase the generation component of prices as long as stranded costs are being recovered through the CTC. This generation rate cap is expected to extend through December 31, 2002. Since January 1, 1999, all of Electric Utility's customers have been permitted to select an alternative generation supplier. Customers choosing an alternative supplier receive a "shopping credit." As permitted by the Electricity Restructuring Order, on October 1, 1999, Electric Utility transferred its electric generation assets to UGIDC.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


In June 1998, Electric Utility discontinued the application of SFAS 71 as it relates to the electric generation portion of its business, which assets comprise less than 15% of Electric Utility's total assets. The discontinuance of SFAS 71 did not have a material effect on our financial position or results of operations.

NATURAL GAS COMPETITION ACT

On June 22, 1999, the Gas Competition Act was signed into law. The purpose of the Gas Competition Act is to provide all natural gas consumers in Pennsylvania with the ability to purchase their gas supplies from the supplier of their choice. Under the Gas Competition Act, local gas distribution companies ("LDCs") may continue to sell gas to customers, and such sales of gas, as well as distribution services provided by LDCs, continue to be subject to price regulation by the PUC. As of January 1, 2000, the Gas Competition Act, in conjunction with a companion bill, eliminated the gross receipts tax on sales of gas.

Generally, LDCs will serve as the supplier of last resort for all residential and small commercial and industrial customers unless the PUC approves another supplier of last resort. LDCs are generally precluded from increasing rates for the recovery of costs, other than gas costs, until January 1, 2001. The Gas Competition Act requires energy marketers seeking to serve customers of LDCs to accept assignment of a portion of the LDC's pipeline capacity and storage contracts at contract rates, thus avoiding the creation of stranded costs. After July 1, 2002, a natural gas supplier may petition the PUC to avoid such contract release or assignment. The PUC, however, may only grant the petition if certain findings are made and the LDC fully recovers the cost of contracts.

On June 29, 2000, the PUC issued the Gas Restructuring Order approving Gas Utility's restructuring plan substantially as filed. Among other things, the restructuring plan (1) provides for the recovery of costs associated with existing pipeline capacity and supply contracts; (2) increases Gas Utility's base rates for firm customers; and (3) changes the calculation of PGC rates. The effect of (2) and (3) above is to reduce the financial impact of volatility in revenues from customers who have the ability to switch to an alternate fuel under interruptible rates and increase our sensitivity to changes in weather.

Because the Gas Competition Act requires alternate suppliers to accept assignment of a portion of the LDC's pipeline capacity and storage contracts, we do not believe the Gas Competition Act and the Gas Restructuring Order will have a material adverse impact on our financial condition or results of operations.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities are included in our accompanying balance sheets at September 30:

--------------------------------------------------------------------------------
                                                         2000          1999
--------------------------------------------------------------------------------
Regulatory assets:
   Income taxes recoverable                           $47,667       $46,875
   Power agreement buy-out                              3,536         6,756
   Other postretirement benefits                        2,869         3,104
   Deferred fuel costs                                  7,195         3,444
   Other                                                1,009           903
--------------------------------------------------------------------------------
Total regulatory assets                               $62,276       $61,082
--------------------------------------------------------------------------------
Regulatory liabilities:
   Refundable state taxes                             $    --       $   975
   Other postretirement benefits                        4,014         2,816
--------------------------------------------------------------------------------
Total regulatory liabilities                          $ 4,014       $ 3,791
--------------------------------------------------------------------------------

3.  DEBT

Long-term debt comprises the following at September 30:

-------------------------------------------------------------------------------
                                                       2000           1999
-------------------------------------------------------------------------------
Medium-Term Notes:
   7.25% Notes, due November 2017                   $ 20,000       $ 20,000
   7.17% Notes, due June 2007                         20,000         20,000
   6.17% Notes, due March 2001                        15,000         15,000
   7.37% Notes, due October 2015                      22,000         22,000
   6.73% Notes, due October 2002                      26,000         26,000
   6.62% Notes, due May 2005                          20,000         20,000
6.50% Senior Notes, due August 2003 (less
   unamortized discount of $76 and $96,
   respectively)                                      49,924         49,904
9.71% Notes, due September 2000                           --          7,143
-------------------------------------------------------------------------------

Total long-term debt                                 172,924        180,047
Less current maturities                              (15,000)        (7,143)
-------------------------------------------------------------------------------

Long-term debt due after one year                   $157,924       $172,904
-------------------------------------------------------------------------------

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


Scheduled repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows: 2001 - $15,000; 2002 - $0; 2003 - $76,000;
2004 - $0; 2005 - $20,000.

At September 30, 2000, UGI Utilities had revolving credit agreements with four banks providing for borrowings of up to $122,000 through June 2003. UGI Utilities may borrow at various prevailing interest rates, including LIBOR. UGI Utilities pays quarterly commitment fees on these credit lines. UGI Utilities had borrowings under these agreements totaling $100,400 at September 30, 2000 and $87,400 at September 30, 1999, which we classify as bank loans. The weighted-average interest rates on bank loans were 7.12% and 5.90% at September 30, 2000 and 1999, respectively.

UGI Utilities' credit agreements have restrictions on such items as total debt, working capital, debt service, and payments for investments. They also require consolidated tangible net worth of at least $125,000. At September 30, 2000, UGI Utilities was in compliance with its financial covenants.

4.  INCOME TAXES

The provisions for income taxes consist of the following:

--------------------------------------------------------------------------------
                                        2000            1999           1998
--------------------------------------------------------------------------------
Current:
   Federal                           $22,721         $13,989        $12,184
   State                               6,819           4,490          3,804
--------------------------------------------------------------------------------
                                      29,540          18,479         15,988
Deferred                               3,264           6,190          5,866
Investment tax credit
   amortization                         (398)           (398)          (398)
--------------------------------------------------------------------------------

Total income tax expense             $32,406         $24,271        $21,456
--------------------------------------------------------------------------------

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


A reconciliation from the statutory federal tax rate to our effective tax rate is as follows:

--------------------------------------------------------------------------------
                                      2000            1999           1998
--------------------------------------------------------------------------------
Statutory federal tax rate             35.0%           35.0%          35.0%
Difference in tax rate due to:
   State income taxes, net of
     federal benefit                    6.1             6.3            6.4
   Deferred investment tax
     credit amortization               (0.5)           (0.7)          (0.7)
   Other, net                          (1.5)           (2.2)          (3.1)
--------------------------------------------------------------------------------

Effective tax rate                     39.1%           38.4%          37.6%
--------------------------------------------------------------------------------

Deferred tax liabilities (assets) comprise the following at September 30:

--------------------------------------------------------------------------------
                                                         2000           1999
--------------------------------------------------------------------------------
Excess book basis over tax basis of property,
   plant and equipment                                $ 95,905      $ 92,996
Regulatory assets                                       25,604        25,345
Other                                                    7,411         6,158
--------------------------------------------------------------------------------

Gross deferred tax liabilities                         128,920       124,499
--------------------------------------------------------------------------------

Deferred investment tax credits                         (3,810)       (3,975)
Employee-related expenses                               (5,452)       (4,960)
Regulatory liability - state income taxes                   --          (405)
Power purchase agreement liability                      (2,167)       (3,215)
Other                                                   (3,146)       (2,632)
--------------------------------------------------------------------------------

Gross deferred tax assets                              (14,575)      (15,187)
--------------------------------------------------------------------------------

Net deferred tax liabilities                          $114,345      $109,312
--------------------------------------------------------------------------------

UGI Utilities had recorded deferred tax liabilities of approximately $31,698 as of September 30, 2000 and $31,400 as of September 30, 1999 pertaining to utility temporary differences, principally a result of accelerated tax depreciation, the tax benefits of which previously were or will be flowed through to ratepayers. These deferred tax liabilities have been reduced by deferred tax assets of $3,810 at September 30, 2000 and $3,975 at September 30, 1999, pertaining to utility deferred investment tax credits. UGI Utilities had recorded a regulatory income tax asset related to these net deferred taxes of $47,667 as of September 30, 2000 and $46,875 as of September 30, 1999. This regulatory income tax asset represents future revenues expected to be

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


recovered through the ratemaking process. We will recognize this regulatory income tax asset in deferred tax expense as the corresponding temporary differences reverse and additional income taxes are incurred.

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

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans as of September 30:


--------------------------------------------------------------------------------------------------------------------
                                                                Pension                     Other Postretirement
                                                                Benefits                          Benefits
                                                       -----------------------           ---------------------------
                                                          2000          1999                2000           1999
--------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATIONS:
    Benefit obligations - beginning of year            $149,503      $ 164,817           $  13,989       $ 13,277
    Service cost                                          3,230          3,800                  74             84
    Interest cost                                        11,805         11,187               1,185          1,014
    Actuarial (gain) loss                                (4,390)       (21,442)              3,101            666
    Benefits paid                                        (9,196)        (8,859)             (1,410)        (1,052)
--------------------------------------------------------------------------------------------------------------------
    Benefit obligations - end of year                 $ 150,952      $ 149,503           $  16,939       $ 13,989
--------------------------------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS:
    Fair value of plan assets - beginning of year      $202,149      $ 183,281           $   4,956       $  4,905
    Actual return on plan assets                         30,571         27,727                 330            232
    Employer contributions                                    -              -               1,901          1,041
    Benefits paid                                        (9,196)        (8,859)               (776)        (1,223)
--------------------------------------------------------------------------------------------------------------------
    Fair value of plan assets - end of year            $223,524      $ 202,149           $   6,411       $  4,955
--------------------------------------------------------------------------------------------------------------------

Funded status of the plans                            $  72,572      $  52,646           $ (10,528)      $ (9,034)
Unrecognized net actuarial gain                         (54,760)       (36,807)               (445)        (3,230)
Unrecognized prior service cost                           4,003          4,667                 -                -
Unrecognized net transition (asset) obligation           (6,264)        (7,894)              8,427          9,112
--------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost - end of year          $  15,551      $  12,612           $  (2,546)      $ (3,152)
--------------------------------------------------------------------------------------------------------------------

ASSUMPTIONS AS OF SEPTEMBER 30:
Discount rate                                               8.2%           7.8%                8.2%           7.8%
Expected return on plan assets                              9.5            9.5                 6.0            6.0
Rate of increase in salary levels                           4.5            4.5                 4.5            4.5
--------------------------------------------------------------------------------------------------------------------

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


Included in the end of year pension benefit obligations above are $9,101 at September 30, 2000, and $8,401 at September 30, 1999, relating to employees of UGI and certain of its other subsidiaries. Included in the end of year postretirement obligations above are $441 at September 30, 2000, and $580 at September 30, 1999, relating to employees of UGI.

Net periodic pension and other postretirement benefit costs relating to UGI Utilities employees include the following components:

---------------------------------------------------------------------------------------------------------------------------
                                              Pension Benefits                           Other Postretirement Benefits
                                 -------------------------------------------        ---------------------------------------
                                   2000             1999             1998            2000            1999            1998
Service cost                     $  2,898         $  3,459         $  3,038         $    70         $    78         $    77
Interest cost                      11,090           10,548           10,233           1,168             991             890
Expected return on assets         (16,010)         (15,375)         (14,332)           (252)           (256)           (177)
Amortization of:
     Transition (asset)
         obligation                (1,534)          (1,539)          (1,533)            680             679             680
     Prior service cost               626              629              626              --              --              --
     Actuarial gain                    --               --               --              --             (48)           (237)
---------------------------------------------------------------------------------------------------------------------------
Net benefit cost (income)          (2,930)          (2,278)          (1,968)          1,666           1,444           1,233
Change in regulatory
     assets & liabilities              --               --               --           1,433           1,655           1,866
---------------------------------------------------------------------------------------------------------------------------
Net expense (income)             $ (2,930)        $ (2,278)        $ (1,968)        $ 3,099         $ 3,099         $ 3,099
---------------------------------------------------------------------------------------------------------------------------

Pension plan assets are held in trust and consist principally of equity and fixed income mutual funds and investment grade corporate and U.S. government obligations. UGI Common Stock comprises less than 2% of trust assets at September 30, 2000.

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

The assumed health care cost trend rates are 10.0% for fiscal 2001, decreasing to 5.5% in fiscal 2005. A one percentage point change in the assumed health care cost trend rate would change the 2000 postretirement benefit cost and obligation as follows:

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


---------------------------------------------------------------------------------
                                                          1%             1%
                                                       Increase       Decrease
---------------------------------------------------------------------------------
Effect on total service and interest costs             $   84          $  (74)
Effect on postretirement benefit obligation               964            (842)
---------------------------------------------------------------------------------

We also sponsor unfunded retirement benefit plans for certain key employees. At September 30, 2000 and 1999, the projected benefit obligations of these plans were not material. We recorded expense for these plans of $131 in 2000, $637 in 1999, and $1,101 in 1998.

DEFINED CONTRIBUTION PLANS

We sponsor a 401(k) savings plan for eligible employees ("Utilities Savings Plan"). Generally, participants in the Utilities Savings Plan may contribute a portion of their compensation on a before-tax and after-tax basis. We may, at our discretion, match a portion of participants' contributions. The cost of benefits under the savings plans totaled $948 in 2000, $885 in 1999, and $987 in 1998.

6.  INVENTORIES

Inventories comprise the following at September 30:

--------------------------------------------------------------------------------
                                                        2000          1999
--------------------------------------------------------------------------------
Utility fuel and gases                                $33,581       $24,440
Appliances for sale                                       665           991
Materials, supplies and other                           2,688         2,672
--------------------------------------------------------------------------------
Total inventories                                     $36,934       $28,103
--------------------------------------------------------------------------------

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

At September 30, 2000 and 1999, we had outstanding 200,000 shares of $7.75 Series cumulative preferred stock. We are required to establish a sinking fund to redeem on October 1 in each year, commencing October 1, 2004, 10,000 shares of our $7.75 Series at a price of $100 per share. The $7.75 Series is redeemable, in whole or in part, at our option on or after October 1, 2004, at a price of $100 per share. All outstanding shares of $7.75 Series are subject to mandatory redemption on October 1, 2009, at a price of $100 per share.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


8.  COMMITMENTS AND CONTINGENCIES

We lease various buildings and transportation, computer and office equipment under operating leases. Certain of our leases contain renewal and purchase options and also contain escalation clauses. Our aggregate rental expense for such leases was $4,594 in 2000, $5,103 in 1999, and $5,278 in 1998.

Minimum future payments under operating leases that have initial or remaining noncancelable terms in excess of one year for the fiscal years ending September 30 are as follows: 2001 - $3,576; 2002 - $3,049; 2003 - $2,494; 2004 - $1,655;
2005 - $883; after 2005 - $656.

Gas Utility has gas supply agreements with producers and marketers with terms of less than one year. Gas Utility also has agreements for firm pipeline transportation and storage capacity which Gas Utility may terminate at various dates through 2015. In addition, Gas Utility has short-term gas supply agreements which permit it to purchase certain of its gas supply needs on a firm or interruptible basis at spot market prices.

Prior to August 1, 1999, Pennsylvania Power & Light Company ("PP&L"), pursuant to a 1992 power supply agreement for bundled energy and capacity, supplied all of Electric Utility's electric power requirements above that provided by other sources. As part of a settlement of all disputes concerning the 1992 power supply agreement, during 1999 Electric Utility and PP&L entered into a new power supply agreement under which PP&L will supply all of Electric Utility's capacity requirements in excess of its capacity resources acquired from other sources through February 2001, and 32 megawatts of energy in each hour of the day through December 2000. Electric Utility has a number of additional power supply contracts with PP&L and other power producers for various length terms expiring through December 2001. In high usage months, Electric Utility meets its electric power needs, above those provided by these contracts and its own generation facilities, through monthly market-based contracts and through spot purchases at market prices as delivered.

In September 2000, UGIDC agreed to joint venture with a subsidiary of Allegheny Energy, Inc. ("Allegheny") to own and operate electric generation facilities, including Electric Utility's coal-fired Hunlock Creek generating station ("Hunlock"). Initially, UGIDC will contribute to the joint venture Hunlock, certain related assets, and approximately $6 million in cash. Allegheny will contribute a newly-constructed gas-fired combustion turbine generator to be operated at Hunlock's site. Each partner will be entitled to purchase 50% of the output of the joint venture at cost. The joint venture is expected to become operational in December 2000.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


Prior to the general availability of natural gas, in the 1800s through the mid-1900s, most gas for lighting and heating nationwide was manufactured from combustibles such as coal, oil and coke. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the federal "Comprehensive Environmental Response, Compensation and Liability Act," or "Superfund Law," and may be present on the sites of former manufactured gas plants ("MGPs").

UGI Utilities and its former subsidiaries owned and operated a number of MGPs. Between 1882 and 1953, UGI Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the businesses of some gas companies under agreement. By the mid-1930s, UGI Utilities was one of the largest public utility holding companies in the country. Pursuant to the requirements of the Pubic Utility Holding Company Act of 1935, UGI Utilities divested all of its utility operations other than those which now constitute Gas Utility and Electric Utility.

UGI Utilities has been notified of several sites outside Pennsylvania on which
(i) gas plants were formerly operated by it or owned or operated by its former subsidiaries and (ii) either environmental agencies or private parties are investigating the extent of environmental contamination or performing environmental remediation. UGI Utilities is currently litigating two claims against it relating to out of state sites.

Management believes that UGI Utilities should not have significant liability in those instances in which a former subsidiary operated an MGP because UGI Utilities generally is not legally liable for the obligations of its subsidiaries. Under certain circumstances, however, a court could find a parent company liable for environmental damage caused by a subsidiary company when the parent company either (i) itself operated the facility causing the environmental damage or (ii) otherwise so controlled the subsidiary that the subsidiary's separate corporate form should be disregarded. There could be, therefore, significant future costs of an uncertain amount associated with environmental damage caused by MGPs that UGI Utilities owned or directly operated, or that were owned or operated by former subsidiaries of UGI Utilities, if a court were to conclude that the subsidiary's separate corporate form should be disregarded.

UGI Utilities has identified 40 sites in Pennsylvania where either (i) UGI Utilities formerly conducted some manufactured gas operations or (ii) UGI Utilities owns or at one time owned the site. Because Gas Utility is currently permitted to include in rates, through future base rate proceedings, prudently incurred remediation costs associated with Pennsylvania sites, the Company does not expect its costs for Pennsylvania sites to be material to future results of operations.

UGI Utilities has filed suit against more than fifty insurance companies alleging that the defendants breached contracts of insurance by failing to indemnify UGI Utilities for certain environmental costs. The suit seeks to recover more than $11,000 in such costs. During 2000, UGI Utilities entered into settlement agreements with several of the insurers and recorded pre-tax

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


income of $4,500 which amount is included in operating and administrative expenses in the 2000 Consolidated Statement of Income.

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

9.  FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments included in current assets and current liabilities (excluding current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of our long-term debt is approximately $168,000 at September 30, 2000 and $175,000 at September 30, 1999. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt. The estimated fair value of our Series Preferred Stock is approximately $21,000 at September 30, 2000 and 1999. We estimated the fair value of our Series Preferred Stock based on the fair value of redeemable preferred stock with similar credit ratings and redemption features.

We have financial instruments such as trade accounts receivable which could expose us to concentrations of credit risk. The credit risk from trade accounts receivable is limited because we have a large customer base which extends across many different markets. At September 30, 2000 and 1999, we had no significant concentrations of credit risk.

10.  SEGMENT INFORMATION

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We have determined that the UGI Utilities has two business segments: (1) Gas Utility and (2) Electric Utility. Gas Utility revenues are derived principally from the sale and distribution of natural gas to customers in eastern and southeastern Pennsylvania. Electric Utility derives its revenues from the sale and distribution of electricity in two northeastern Pennsylvania counties. Although the Electricity Customer Choice Act unbundled the pricing for Electric Utility's electric generation, transmission and distribution services, we currently manage and evaluate these business components on a combined basis.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


The accounting policies of our reportable segments are substantially the same as those described in the significant accounting policies section of Note 1. We evaluate the performance of our Gas Utility and Electric Utility segments principally based upon their earnings before income taxes.

No single customer represents more than ten percent of our consolidated revenues and there are no significant intersegment transactions. In addition, all of our reportable segments' revenues are derived from sources within the U.S., and all of our reportable segments' long-lived assets are located in the U.S. Financial information by business segment follows:

----------------------------------------------------------------------------------------------------------------------
                                                            Elim-           Gas           Electric
                                            Total          inations       Utility          Utility           Other
----------------------------------------------------------------------------------------------------------------------
2000
   Revenues                              $ 436,942         $  --         $ 359,041         $ 77,901         $    --
   EBITDA(1)                             $ 124,847         $  --         $ 105,276         $ 19,571         $    --
   Depreciation and amortization           (23,612)           --           (19,098)          (4,514)             --
----------------------------------------------------------------------------------------------------------------------
   Operating income                        101,235            --            86,178           15,057              --
   Interest expense                        (18,353)           --           (16,175)          (2,178)             --
----------------------------------------------------------------------------------------------------------------------
   Income before income taxes            $  82,882         $  --         $  70,003         $ 12,879         $    --
   Total assets                          $ 754,122         $  --         $ 656,751         $ 97,371         $    --
   Capital expenditures                  $  36,391         $  --         $  31,665         $  4,726         $    --
----------------------------------------------------------------------------------------------------------------------

1999
   Revenues                              $ 420,647         $  --         $ 345,637         $ 75,010         $    --
   EBITDA(1)                             $ 103,677         $  --         $  86,963         $ 16,780         $   (67)
   Depreciation and amortization           (23,005)           --           (18,995)          (4,010)             --
----------------------------------------------------------------------------------------------------------------------
   Operating income (loss)                  80,671            --            67,968           12,770             (67)
   Interest expense                        (17,532)           --           (15,184)          (2,348)             --
----------------------------------------------------------------------------------------------------------------------
   Income (loss) before income taxes     $  63,139         $  --         $  52,784         $ 10,422         $   (67)
   Total assets                          $ 717,169         $ (52)        $ 620,009         $ 95,261         $ 1,951
   Capital expenditures                  $  36,384         $  --         $  31,929         $  4,455         $    --
----------------------------------------------------------------------------------------------------------------------

1998
   Revenues                              $ 422,283         $  --         $ 350,154         $ 72,129         $    --
   EBITDA(1)                             $  96,633         $  --         $  82,937         $ 13,560         $   136
   Depreciation and amortization           (22,043)           --           (18,165)          (3,878)             --
----------------------------------------------------------------------------------------------------------------------
   Operating income                         74,590            --            64,772            9,682             136
   Interest expense                        (17,583)           --           (15,269)          (2,314)             --
----------------------------------------------------------------------------------------------------------------------
   Income before income taxes            $  57,007         $  --         $  49,503         $  7,368         $   136
   Total assets                          $ 690,317         $(101)        $ 594,447         $ 95,587         $   384
   Capital expenditures                  $  37,219         $  --         $  32,033         $  5,186         $    --
----------------------------------------------------------------------------------------------------------------------


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

                      UGI UTILITIES, INC. AND SUBSIDIARIES

11.  QUARTERLY DATA (UNAUDITED)

The following quarterly information includes all adjustments (consisting only of normal recurring adjustments with the exception of those indicated below) which we consider necessary for a fair presentation of such information. Quarterly results fluctuate because of the seasonal nature of UGI Utilities' businesses.

----------------------------------------------------------------------------------------------------------------------
                              December 31,            March 31,                 June 30,           September 30,
                           1999         1998     2000(a)       1999        2000        1999     2000(b)        1999
----------------------------------------------------------------------------------------------------------------------
Revenues                $121,156     $112,770    $169,864   $167,692     $77,554     $77,338    $68,368     $62,847
Operating income (loss)   33,822       25,452      48,974     43,174      12,305      10,799      6,134       1,246
Net income (loss)         17,818       13,033      27,118     24,167       4,872       4,076        668      (2,408)
----------------------------------------------------------------------------------------------------------------------

(a) Includes income from a litigation settlement which increased operating income by $2,400 and net income by $1,400.

(b) Includes income from a litigation settlement which increased operating income by $2,100 and net income by $1,228.

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of dollars)


                                           Balance at    Charged to                           Balance at
                                            beginning    costs and                              end of
                                             of year      expenses            Other              year
                                             -------      --------            -----              ----
YEAR ENDED SEPTEMBER 30, 2000

Reserves deducted from assets in
   the consolidated balance sheet:

      Allowance for doubtful accounts        $ 1,716         $4,386        $ (4,041)(1)        $ 2,061
                                             =======                                           =======


Other reserves (3)                           $ 1,345         $1,007          $ (455)(2)        $ 1,954
                                             =======                                           =======
                                                                                 57 (4)
YEAR ENDED SEPTEMBER 30, 1999

Reserves deducted from assets in
   the consolidated balance sheet:

      Allowance for doubtful accounts        $ 1,373         $4,269        $ (3,926)(1)        $ 1,716
                                             =======                                           =======


Other reserves (3)                           $ 3,724         $1,079        $ (3,730)(2)        $ 1,345
                                             =======                                           =======
                                                                                272 (4)

YEAR ENDED SEPTEMBER 30, 1998

Reserves deducted from assets in
   the consolidated balance sheet:

      Allowance for doubtful accounts        $ 3,333         $4,099        $ (6,059)(1)        $ 1,373
                                             =======                                           =======


Other reserves (3)                           $ 5,945         $  159        $ (2,380)(2)        $ 3,724
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

(4)   Other adjustments

                                  EXHIBIT INDEX


EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
12.1      Computation of Ratio of Earnings to Fixed Charges

12.2      Computation of Ratio of Earnings to Combined Fixed Charges and
          Preferred Stock Dividends

21        Subsidiaries of Registrant

23        Consent of Arthur Andersen LLP

27        Financial Data Schedule