Form 10-Q
period 2000-12-31
UGI UTILITIES INC
filed 2001-02-14
CIK 100548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2000

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         At January 31, 2001, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                               UGI UTILITIES, INC.

                                TABLE OF CONTENTS


                                                                                                PAGES
                                                                                                -----
PART I FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Condensed Consolidated Balance Sheets as of December 31, 2000,
                     September 30, 2000 and December 31, 1999                                     1

                 Condensed Consolidated Statements of Income for the three
                     and twelve months ended December 31, 2000 and 1999                           2

                 Condensed Consolidated Statements of Cash Flows for the
                     three and twelve months ended December 31, 2000 and 1999                     3

                 Notes to Condensed Consolidated Financial Statements                           4 - 9

      Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                       10 - 15


      Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        15


PART II OTHER INFORMATION

      Item 6.    Exhibits and Reports on Form 8-K                                                16

      Signatures                                                                                 17

                               UGI UTILITIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)


                                                                                December 31,   September 30,   December 31,
                                                                                   2000            2000            1999
                                                                                   ----            ----            ----
ASSETS
     Current assets:

          Cash and cash equivalents                                              $ 10,351        $ 15,575        $ 4,218
          Accounts receivable (less allowances for doubtful accounts
               of $3,142, $2,061 and $1,649, respectively)                         70,156          33,341         47,157
          Accrued utility revenues                                                 37,277          10,486         24,658
          Inventories                                                              28,379          36,934         21,007
          Deferred income taxes                                                         -             336          1,483
          Regulatory assets                                                        18,403           7,195          3,277
          Prepaid expenses and other current assets                                 2,461           3,077          2,022
                                                                                ----------      ----------     ----------
               Total current assets                                               167,027         106,944        103,822

     Property, plant and equipment, at cost (less accumulated depreciation
          and amortization of $271,811, $287,835 and $275,229, respectively)      569,890         569,970        559,173

     Regulatory assets                                                             54,643          55,081         58,313
     Other assets                                                                  30,560          19,142         17,512
                                                                                ----------      ----------     ----------
          Total assets                                                          $ 822,120       $ 751,137      $ 738,820
                                                                                ==========      ==========     ==========


LIABILITIES  AND  STOCKHOLDERS'  EQUITY
     Current liabilities:

          Current maturities of long-term debt                                   $ 15,000        $ 15,000        $ 7,143
          Bank loans                                                              102,600         100,400        101,800
          Accounts payable                                                         88,089          54,138         38,150
          Other current liabilities                                                45,231          40,793         45,172
                                                                                ----------      ----------     ----------
               Total current liabilities                                          250,920         210,331        192,265

     Long-term debt                                                               177,929         157,924        172,909
     Deferred income taxes                                                        115,329         114,681        112,404
     Other noncurrent liabilities                                                  22,625          23,728         24,252

     Commitments and contingencies (note 3)

     Redeemable preferred stock                                                    20,000          20,000         20,000

     Common stockholder's equity:
          Common Stock, $2.25 par value (authorized - 40,000,000 shares;
               issued and outstanding - 26,781,785 shares)                         60,259          60,259         60,259
          Additional paid-in capital                                               72,559          68,559         68,559
          Retained earnings                                                       102,499          95,655         88,172
                                                                                ----------      ----------     ----------
               Total common stockholder's equity                                  235,317         224,473        216,990
                                                                                ----------      ----------     ----------
          Total liabilities and stockholders' equity                            $ 822,120       $ 751,137      $ 738,820
                                                                                ==========      ==========     ==========


See accompanying notes to consolidated financial statements.

                               UGI UTILITIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                             (Thousands of dollars)


                                                             Three Months Ended          Twelve Months Ended
                                                                December 31,                 December 31,
                                                          -----------------------      ------------------------
                                                             2000          1999           2000          1999
                                                             ----          ----           ----          ----
Revenues                                                  $166,503      $121,156        $482,289      $429,033
                                                          ---------     ---------       ---------     ---------

Costs and expenses:
     Gas, fuel and purchased power                         103,348        57,433         264,034       207,318
     Operating and administrative expenses                  23,688        20,273          88,840        87,201
     Operating and administrative expenses
          - related parties                                  1,359           561           4,957         4,335
     Taxes other than income taxes                           2,456         7,197          12,311        25,787
     Depreciation and amortization                           5,925         5,747          23,790        23,276
     Other income, net                                      (3,736)       (3,877)        (12,519)       (7,925)
                                                          ---------     ---------       ---------     ---------
                                                           133,040        87,334         381,413       339,992
                                                          ---------     ---------       ---------     ---------

Operating income                                            33,463        33,822         100,876        89,041
Interest expense                                             5,105         4,746          18,712        17,840
                                                          ---------     ---------       ---------     ---------
Income before income taxes                                  28,358        29,076          82,164        71,201
Income taxes                                                11,263        11,258          32,411        27,548
                                                          ---------     ---------       ---------     ---------
Net income                                                  17,095        17,818          49,753        43,653
Dividends on preferred stock                                   388           388           1,550         1,550
                                                          ---------     ---------       ---------     ---------
Net income after dividends on preferred stock             $ 16,707      $ 17,430        $ 48,203      $ 42,103
                                                          =========     =========       =========     =========



See accompanying notes to consolidated financial statements.

                               UGI UTILITIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)


                                                                          Three Months Ended             Twelve Months Ended
                                                                             December 31,                    December 31,
                                                                      ------------------------        -------------------------
                                                                        2000           1999              2000           1999
                                                                        ----           ----              ----           ----
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net income                                                        $ 17,095        $ 17,818         $ 49,753        $ 43,653
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                                  5,925           5,747           23,790          23,276
          Deferred income taxes, net                                     4,420           1,109            6,177           6,062
          Other, net                                                     1,017             560            6,805           3,543
                                                                      ---------       ---------        ---------       ---------
                                                                        28,457          25,234           86,525          76,534
          Net change in:
             Accounts receivable and accrued utility revenues          (65,965)        (39,088)         (41,700)        (15,678)
             Inventories                                                 7,219           7,096           (8,708)          6,009
             Deferred fuel costs                                       (11,708)            168          (15,627)         (4,888)
             Accounts payable                                           33,951             269           49,939          (5,652)
             Other current assets and liabilities                        1,642          13,539           (2,604)          7,032
                                                                      ---------       ---------        ---------       ---------
          Net cash provided (used) by operating activities              (6,404)          7,218           67,825          63,357
                                                                      ---------       ---------        ---------       ---------


CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Expenditures for property, plant and equipment                      (8,740)         (7,997)         (37,134)        (35,842)
    Net costs of property, plant and equipment disposals                   (30)            (78)            (790)           (771)
    Investment in joint venture partnership                             (6,000)              -           (6,000)              -
                                                                      ---------       ---------        ---------       ---------
       Net cash used by investing activities                           (14,770)         (8,075)         (43,924)        (36,613)
                                                                      ---------       ---------        ---------       ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Payment of dividends                                               (10,250)        (20,388)         (35,425)        (50,550)
    Issuance of long-term debt                                          20,000               -           20,000               -
    Repayment of long-term debt                                              -               -           (7,143)         (7,143)
    Bank loans increase                                                  2,200          14,400              800          31,600
    Capital contribution from UGI                                        4,000               -            4,000               -
                                                                      ---------       ---------        ---------       ---------
       Net cash provided (used) by financing activities                 15,950          (5,988)         (17,768)        (26,093)
                                                                      ---------       ---------        ---------       ---------

    Cash and cash equivalents increase (decrease)                     $ (5,224)       $ (6,845)         $ 6,133           $ 651
                                                                      =========       =========        =========       =========

CASH  AND  CASH  EQUIVALENTS:
    End of period                                                     $ 10,351        $  4,218         $ 10,351         $ 4,218
    Beginning of period                                                 15,575          11,063            4,218           3,567
                                                                      ---------       ---------        ---------       ---------
       Increase (decrease)                                            $ (5,224)       $ (6,845)        $  6,133           $ 651
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

                               UGI UTILITIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                             (Thousands of dollars)



1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of UGI Utilities, Inc. ("UGI Utilities") and its wholly owned subsidiaries (collectively, "the Company" or "we"). We eliminate all significant intercompany accounts and transactions when we consolidate. We have reclassified certain prior-period balances to conform with the current period presentation. UGI Utilities is a wholly owned subsidiary of UGI Corporation ("UGI") and operates a natural gas distribution utility ("Gas Utility") in parts of eastern and southeastern Pennsylvania and an electric distribution utility and electricity generation business (collectively, "Electric Utility") in northeastern Pennsylvania.

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the year ended September 30, 2000 ("Company's 2000 Annual Report"). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. UGI Utilities' comprehensive income as determined under Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" was the same as its net income for all periods presented.

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)


2.       SEGMENT INFORMATION

         Based upon SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), we have determined that the Company has two reportable segments: (1) Gas Utility and (2) Electric Utility. The accounting policies of our two reportable segments are the same as those described in the Significant Accounting Policies note contained in the Company's 2000 Annual Report. We evaluate each segment's performance principally based upon its earnings before income taxes. No single customer represents more than 10% of the total revenues of either Gas Utility or Electric Utility. Financial information by business segment follows:

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)


2.    SEGMENT INFORMATION (continued)

      THREE MONTHS ENDED DECEMBER 31, 2000:


                                                                                     Gas        Electric
                                                         Total      Eliminations    Utility      Utility      Other
                                                    -------------------------------------------------------------------
      Segment revenues                                $166,503         $   -       $146,030    $ 20,473       $  -
                                                    ==================================================================
      Segment profit:
         EBITDA                                       $ 39,388         $   -       $ 35,560    $  3,828       $  -
         Depreciation and amortization                  (5,925)            -         (4,925)     (1,000)         -
                                                    -------------------------------------------------------------------
         Operating income                               33,463             -         30,635       2,828          -
         Interest expense                               (5,105)            -         (4,402)       (703)         -
                                                    -------------------------------------------------------------------
         Income before income taxes                   $ 28,358         $   -       $ 26,233    $  2,125       $  -
                                                    ===================================================================

      Segment assets  (at period end)                 $822,120         $   -       $719,650    $102,470       $  -
                                                    ===================================================================

      Investment in equity  investee                  $ 10,377         $   -       $    -      $ 10,377       $  -
                                                    ===================================================================

      THREE MONTHS ENDED DECEMBER 31, 1999:

                                                                                      Gas        Electric
                                                         Total      Eliminations    Utility      Utility       Other
                                                    -------------------------------------------------------------------
      Segment revenues                                 $121,156         $  -       $101,976    $ 19,180       $  -
                                                    ===================================================================

      Segment profit:
         EBITDA                                        $ 39,569         $  -       $ 32,709     $ 6,860       $  -
         Depreciation and amortization                   (5,747)           -         (4,847)      (900)          -
                                                    -------------------------------------------------------------------
         Operating income                                33,822            -         27,862       5,960          -
         Interest expense                                (4,746)           -         (4,208)       (538)         -
                                                    -------------------------------------------------------------------
         Income before income taxes                    $ 29,076         $  -       $ 23,654     $ 5,422       $  -
                                                    ===================================================================

      Segment assets  (at period end)                  $738,820         $  -       $641,688     $96,808       $ 324
                                                    ===================================================================

      Investment in equity  investee                   $    -           $  -       $  -         $  -          $  -
                                                    ===================================================================


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

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)

2.    SEGMENT INFORMATION  (continued)

      TWELVE MONTHS ENDED DECEMBER 31, 2000:

                                                                                         Gas        Electric
                                                              Total     Eliminations    Utility      Utility       Other
                                                         ---------------------------------------------------------------------
      Segment revenues                                      $482,289         $  -      $403,095    $ 79,194         $  -
                                                         =====================================================================
      Segment profit:
         EBITDA                                             $124,666         $  -      $108,127    $ 16,539         $  -
         Depreciation and amortization                       (23,790)           -       (19,176)     (4,614)           -
                                                         ---------------------------------------------------------------------
         Operating income                                    100,876            -        88,951      11,925            -
         Interest expense                                    (18,712)           -       (16,369)     (2,343)           -
                                                         ---------------------------------------------------------------------
         Income before income taxes                         $ 82,164         $  -      $ 72,582    $  9,582         $  -
                                                         =====================================================================
      Segment assets  (at period end)                       $822,120         $  -      $719,650    $102,470         $  -
                                                         =====================================================================
      Investment in equity  investee                        $ 10,377         $  -      $    -      $ 10,377         $  -
                                                         =====================================================================

      TWELVE MONTHS ENDED DECEMBER 31, 1999:

                                                                                          Gas        Electric
                                                              Total     Eliminations    Utility      Utility       Other
                                                         -------------------------------------------------------------------
      Segment revenues                                     $429,033         $ -       $ 353,035     $75,998       $ -
                                                         ===================================================================
      Segment profit:
         EBITDA                                            $112,317         $ -       $  93,428     $18,947       $(58)
         Depreciation and amortization                      (23,276)          -         (19,176)     (4,100)         -
                                                         -------------------------------------------------------------------
         Operating income (loss)                             89,041           -          74,252      14,847        (58)
         Interest expense                                   (17,840)          -         (15,547)     (2,293)         -
                                                         -------------------------------------------------------------------
         Income (loss) before income taxes                 $ 71,201         $ -       $  58,705     $12,554       $(58)
                                                         ===================================================================
      Segment assets  (at period end)                      $738,820         $ -       $ 641,688     $96,808       $324
                                                         ===================================================================
      Investment in equity  investee                       $  -             $ -       $    -        $  -          $  -
                                                         ===================================================================

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)


3.       COMMITMENTS AND CONTINGENCIES

         There have been no significant subsequent developments to the commitments and contingencies reported in the Company's 2000 Annual Report.

4.       ADOPTION OF SFAS 133

         Effective October 1, 2000, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting.

         On occasion we use a managed program of derivative instruments including natural gas and oil futures contracts to preserve forecasted gross margin associated with certain of our natural gas customers. These contracts are generally designated as cash flow hedges. We are also a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts which provide for the delivery of natural gas, and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, we believe these contracts are not subject to the accounting requirements of SFAS 133 because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business or the value of the contract is directly associated with the price or value of a service. Other contracts do not meet the definition of a derivative instrument because they represent requirements-based commitments. Although the adoption of SFAS 133 did not materially impact the Company's results of operations or financial position during the three months ended December 31, 2000, it may impact future results of operations or financial position depending upon the extent to which we use derivative instruments and their designation and effectiveness as hedges of market risk.

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)



5.       FORMATION OF HUNLOCK CREEK ENERGY VENTURES

         On December 8, 2000, UGI Development Company, through a subsidiary, contributed its coal-fired Hunlock Creek generating station ("Hunlock"), certain related assets, and approximately $6,000 in cash, to Hunlock Creek Energy Ventures ("Energy Ventures"), a general partnership jointly owned by the Company and a subsidiary of Allegheny Energy, Inc., ("Allegheny"). Also on December 8, 2000, Allegheny contributed a newly-constructed, gas-fired combustion turbine generator to be operated at the Hunlock site. Under the joint-venture agreement, each partner is entitled to purchase 50% of the output of the joint venture at cost. The Company's investment in Energy Ventures is being accounted for under the equity method of accounting. The formation of the joint venture did not materially impact the Company's results of operations during the three months ended December 31, 2000.

                               UGI UTILITIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended December 31, 2000 ("2000 three-month period") with the three months ended December 31, 1999 ("1999 three-month period") and (2) the twelve months ended December 31, 2000 ("2000 twelve-month period") with the twelve months ended December 31, 1999 ("1999 twelve-month period"). Our results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements.

2000 THREE-MONTH PERIOD COMPARED WITH 1999 THREE-MONTH PERIOD

                                                                                             Increase
Three Months Ended December 31,                              2000           1999            (Decrease)
----------------------------------------------------------------------------------------------------------------
(Millions of dollars)

Gas Utility:
     Revenues                                              $146.0         $102.0        $44.0          43.1%
     Total margin (a)                                      $ 53.6         $ 47.9        $ 5.7          11.9%
     EBITDA (b)                                            $ 35.6         $ 32.7        $ 2.9           8.9%
     Operating income                                      $ 30.6         $ 27.9        $ 2.7           9.7%
     Natural gas system throughput - bcf                     24.2           22.1          2.1           9.5%
     Heating degree days - % colder
        (warmer) than normal                                 10.0          (12.2)          -               -

Electric Utility:
     Revenues                                              $ 20.5         $ 19.2        $ 1.3           6.8 %
     Total margin (a)                                      $  8.7         $ 11.0         (2.3)        (20.9)%
     EBITDA (b)                                            $  3.8         $  6.9         (3.1)        (44.9)%
     Operating income                                      $  2.8         $  6.0         (3.2)        (53.3)%
     Electric sales - gwh                                   241.8          225.5         16.3           7.2 %
----------------------------------------------------------------------------------------------------------------

         bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes, i.e. gross receipts taxes. For financial statement purposes, revenue related taxes are included in "taxes other than income taxes" on the condensed consolidated statements of income. As of January 1, 2000, the Gas Competition Act, in conjunction with a companion bill, eliminated the gross receipts tax on sales of gas.

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

                               UGI UTILITIES, INC.

GAS UTILITY. Weather in Gas Utility's service territory during the 2000 three-month period was 10.0% colder than normal compared to weather that was 12.2% warmer than normal in the prior year period. The colder weather was a major factor in a 2.1 bcf (9.5%) increase in total Gas Utility system throughput.

The $44.0 million increase in Gas Utility revenues reflects the impact of (1) higher average purchased gas cost ("PGC") rates in effect during the 2000 three-month period and (2) higher sales to firm residential, commercial and industrial ("core market") customers. The higher PGC rates reflect significantly higher costs for natural gas in the 2000 three-month period. Gas Utility cost of gas was $92.4 million in the 2000 three-month period compared to $50.0 million in the prior-year period reflecting the higher PGC rates and higher sales to core market customers.

The increase in Gas Utility total margin reflects a $5.3 million increase in core market margin resulting from the higher core market sales. Margin from interruptible customers decreased $0.6 million to $5.7 million in the 2000 three-month period reflecting the impact of higher natural gas prices on interruptible customer unit margins.

Gas Utility EBITDA and operating income increased $2.9 million and $2.7 million, respectively, reflecting the previously mentioned increase in total margin and slightly higher other income partially offset by a $3.5 million increase in operating and administrative expenses. The increase in operating and administrative expenses principally reflects higher charges for uncollectible accounts and greater distribution system maintenance expenses.

ELECTRIC UTILITY. The increase in kilowatt-hour sales in the 2000 three-month period reflects the impact on sales resulting from weather that was 21.5% colder than the prior year. Electric Utility revenues increased principally as a result of the higher sales. Electric Utility cost of sales was $10.9 million in the 2000 three-month period, an increase of $3.5 million from the prior year, reflecting higher per unit purchased power costs and, to a lesser extent, the higher sales.

Total margin decreased $2.3 million as a result of the higher purchased power costs. EBITDA and operating income were lower than in the prior-year period reflecting (1) the decrease in total margin and (2) lower other income.

                               UGI UTILITIES, INC.


2000 TWELVE-MONTH PERIOD COMPARED WITH 1999 TWELVE-MONTH PERIOD

                                                                                   Increase
Twelve Months Ended December 31,                      2000         1999           (Decrease)
-------------------------------------------------------------------------------------------------------
(Millions of dollars)

GAS UTILITY:

     Revenues                                        $403.1       $353.0      $50.1       14.2%
     Total margin                                    $176.5       $165.3      $11.2        6.8%
     EBITDA                                          $108.1       $ 93.4      $14.7       15.7%
     Operating income                                $ 89.0       $ 74.3      $14.7       19.8%
     Natural gas system throughput - bcf               81.9         77.9        4.0        5.1%
     Heating degree days - % warmer
        than normal                                     2.0         11.0          -          -

ELECTRIC UTILITY:

     Revenues                                        $ 79.2       $ 76.0      $ 3.2         4.2%
     Total margin                                    $ 38.2       $ 39.9      $(1.7)       (4.3)%
     EBITDA                                          $ 16.5       $ 18.9      $(2.4)      (12.7)%
     Operating income                                $ 11.9       $ 14.8      $(2.9)      (19.6)%
     Electric sales - gwh                             923.4        902.8       20.6        2.3%
-------------------------------------------------------------------------------------------------------


GAS UTILITY. Weather in Gas Utility's service territory was 2.0% warmer than normal in the 2000 twelve-month period and 9.9% colder than in the prior-year period. The increase in system throughput resulted from higher heating-related sales to core market customers and higher interruptible delivery service volumes.

The increase in Gas Utility revenues includes a $41.8 million increase in core market revenues reflecting higher average PGC rates and higher sales partially offset by the impact on revenues resulting from the elimination of the gross receipts tax effective January 1, 2000 pursuant to the Gas Competition Act. Gas Utility cost of gas was $226.6 million in the 2000 twelve-month period compared with $174.3 million in the 1999 twelve-month period reflecting higher PGC rates resulting from increased natural gas prices and greater core market sales.

Gas Utility total margin increased $11.2 million principally reflecting (1) an $8.1 million increase in core market margin and (2) a $3.2 million increase in interruptible retail and delivery service margin.

Gas Utility EBITDA and operating income each increased $14.7 million principally a result of (1) the higher total margin and (2) a $3.9 million increase in other income. Gas Utility's net operating expenses in the 2000 twelve-month period were about equal to the prior-year period, notwithstanding an increase in distribution system maintenance and uncollectible customer account expenses, due to $4.5 million of income from insurance litigation settlements.

                               UGI UTILITIES, INC.

ELECTRIC UTILITY. Electric sales for the 2000 twelve-month period increased 2.3% on heating-season weather that was colder than in the prior-year period. Revenues increased as a result of the higher sales as well as an increase in transmission revenues from wholesale transmission services which were unbundled as a result of electric customer choice. Cost of sales increased to $37.4 million from $32.9 million reflecting (1) higher per unit purchased power costs principally during the 2000 three-month period; (2) costs associated with wholesale transmission services; and (3) the higher 2000 twelve-month period sales.

Electric Utility total margin decreased $1.7 million as a result of the higher purchased power costs experienced primarily during the 2000 three-month period. EBITDA and operating income during the 2000 twelve month period were lower principally reflecting the lower total margin, a decrease in other income and, with respect to operating income, higher depreciation charges associated with electric generation facilities.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's debt outstanding at December 31, 2000 totaled $295.5 million compared with $273.3 million at September 30, 2000. Included in these amounts are bank loans of $102.6 million and $100.4 million, respectively. During the 2000 three-month period, the Company issued $20 million of five-year notes under its Medium-Term Note program. The notes bear interest at a rate of 7.135%. The proceeds were used for working capital purposes.

At December 31, 2000, the Company had Revolving Credit Agreements providing for borrowings of up to $122 million through June 2003. In order to assure sufficient borrowing capacity to fund working capital increases resulting from significantly higher natural gas costs, we obtained an additional (i) $10 million commitment through March 2001 and (ii) $20 million uncommitted facility. We believe that our Revolving Credit Facilities as well as these additional facilities will satisfy our cash needs through the current winter heating season and for the remainder of fiscal 2001.

CASH FLOWS

The Company's cash flows from operating activities are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are generally lowest during the first and fourth fiscal quarters. Accordingly, cash flows from operations for the three months ended December 31, 2000 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash used by operating activities was $6.4 million during the three months ended December 31, 2000. In the prior-year period, cash provided by operating activities was $7.2 million. The decrease in 2000 three-month period operating cash flow is a result of higher cash requirements to fund working capital resulting from significantly higher natural gas costs. Cash flow from operating activities before changes in operating working capital was $28.5 million in the 2000 three-month period compared with $25.2 million in the prior-year period.

                               UGI UTILITIES, INC.


INVESTING ACTIVITIES. Expenditures for property, plant and equipment were $8.7 million in the 2000 three-month period, slightly higher than in the prior year. During the 2000 three-month period the Company contributed $6 million in cash to Hunlock Creek Energy Ventures in addition to its Hunlock Creek generating station and certain related assets (see "Formation of Hunlock Creek Energy Ventures" below).

FINANCING ACTIVITIES. During the 2000 and 1999 three-month periods, we paid dividends of $9.9 million and $20.0 million, respectively, to UGI. During the 2000 three-month period, we issued $20 million of five-year notes under our Medium-Term Note program and used the proceeds for working capital purposes. As a result of this use of proceeds, bank loans increased only $2.2 million in the 2000 three-month period notwithstanding a significant increase in operating working capital.

ADOPTION OF NEW ACCOUNTING STANDARDS

Effective October 1, 2000, the Company adopted the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting.

On occasion we use a managed program of derivative instruments including natural gas and oil futures contracts to preserve forecasted gross margin associated with certain of our natural gas customers. These contracts are generally designated as cash flow hedges. We are also a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts which provide for the delivery of natural gas, and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, we believe these contracts are not subject to the accounting requirements of SFAS 133 because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business or the value of the contract is directly associated with the price or value of a service. Other contracts do not meet the definition of a derivative instrument because they represent requirements-based commitments. Although the adoption of SFAS 133 did not materially impact the Company's results of operations or financial position during the three months ended December 31, 2000, it may impact future results of operations or financial position depending upon the extent to which we use derivative instruments and their designation and effectiveness as hedges of market risk.

                               UGI UTILITIES, INC.


FORMATION OF HUNLOCK CREEK ENERGY VENTURES

On December 8, 2000, UGI Development Company, through a subsidiary, contributed its coal-fired Hunlock Creek generating station ("Hunlock"), certain related assets, and approximately $6 million in cash, to Hunlock Creek Energy Ventures ("Energy Ventures"), a general partnership jointly owned by the Company and a subsidiary of Allegheny Energy, Inc., ("Allegheny"). Also on December 8, 2000, Allegheny contributed a newly-constructed, gas-fired combustion turbine generator to be operated at the Hunlock site. Under the joint-venture agreement, each partner is entitled to purchase 50% of the output of the joint venture at cost. The Company's investment in Energy Ventures is being accounted for under the equity method of accounting. The formation of the joint venture did not materially impact the Company's results of operations during the three months ended December 31, 2000.

IMPACT OF GAS RESTRUCTURING ORDER

On June 29, 2000, the PUC issued its order ("Gas Restructuring Order") approving Gas Utility's restructuring plan filed by Gas Utility pursuant to Pennsylvania's Natural Gas Choice and Competition Act. Among other things, the implementation of the Gas Restructuring Order resulted in an increase in Gas Utility base rates effective October 1, 2000. This base rate increase is designed to generate approximately $16.7 million in additional annual revenues. The Gas Restructuring Order also provides that effective October 1, 2000, Gas Utility must reduce its PGC rates by an amount sufficient to result in a total reduction in PGC revenues of $16.7 million in the first year of the base rate increase. As a result of the increase in base rates and the PGC refund mechanism described above, Gas Utility's operating results will be more sensitive to the effects of heating-season weather beginning in fiscal 2001.

Beginning in fiscal 2002, Gas Utility is required to reduce its PGC rates by an amount equal to the revenues it receives from customers served under interruptible rates who do not obtain their own pipeline capacity. As a result, Gas Utility expects that beginning in fiscal 2002 operating results will be less sensitive to the market prices of alternative fuels than in prior fiscal years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

                               UGI UTILITIES, INC.

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits:

                  10.1 Service Agreement by and among UGI Development Company and Hunlock Creek Energy Ventures dated December 9, 2000

                  10.2 Service Agreement by and among Allegheny Energy Supply Company, LLC and Hunlock Creek Energy Ventures dated December 9, 2000

                  12.1     Computation of ratio of earnings to fixed charges

                  12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends

                  27       Financial Data Schedule

         (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         UGI Utilities, Inc.
                                         -------------------
                                            (Registrant)







Date:  February 12, 2001             By:/s/ J.C. Barney
------------------------             ----------------------------------------
                                     J. C. Barney, Senior Vice President -
                                     Finance
                                     (Principal Financial Officer)

                                  EXHIBIT INDEX

   Exhibit No.                   Description
   -----------                   -----------
         10.1     Service Agreement by and among UGI Development Company and
                  Hunlock Creek Energy Ventures dated December 9, 2000.

         10.2     Service Agreement by and among Allegheny Energy Supply
                  Company, LLC and Hunlock Creek Energy Ventures dated December
                  9, 2000.

         12.1     Computation of ratio of earnings to fixed charges

         12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends

         27       Financial Data Schedule