Form 10-Q
period 2001-03-31
UGI UTILITIES INC
filed 2001-05-15
CIK 100548

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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

      At April 30, 2001, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                               UGI UTILITIES, INC.

                                TABLE OF CONTENTS

                                                                                  PAGES
                                                                                  -----
PART I FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 2001,
                 September 30, 2000 and March 31, 2000                              1

              Condensed Consolidated Statements of Income for the three, six
                 and twelve months ended March 31, 2001 and 2000                    2

              Condensed Consolidated Statements of Cash Flows for the
                 six and twelve months ended March 31, 2001 and 2000                3

              Notes to Condensed Consolidated Financial Statements                4 - 10

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                             11 - 17


     Item 3.  Quantitative and Qualitative Disclosures About Market Risk           17


PART II OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                     18

     Signatures                                                                    19

                               UGI UTILITIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                                    March 31,     September 30,     March 31,
                                                                                      2001            2000            2000
                                                                                    ---------     -------------     ---------
ASSETS
     Current assets:
          Cash and cash equivalents                                                 $  4,810        $ 15,575        $  3,838
          Accounts receivable (less allowances for doubtful accounts
               of $5,917, $2,061 and $2,776, respectively)                            88,326          33,341          58,441
          Accrued utility revenues                                                    27,301          10,486          16,240
          Inventories                                                                 10,663          36,934           9,126
          Deferred income taxes                                                        6,294             336           8,725
          Regulatory assets                                                               --           7,195              --
          Prepaid expenses and other current assets                                    2,614           3,077           4,913
                                                                                    --------        --------        --------
               Total current assets                                                  140,008         106,944         101,283

     Property, plant and equipment, at cost (less accumulated depreciation
          and amortization of $276,587, $287,835 and $280,570, respectively)         570,759         569,970         560,284

     Regulatory assets                                                                54,717          55,081          56,986
     Other assets                                                                     32,899          19,142          18,229
                                                                                    --------        --------        --------
          Total assets                                                              $798,383        $751,137        $736,782
                                                                                    ========        ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
          Current maturities of long-term debt                                      $     --        $ 15,000        $  7,143
          Bank loans                                                                  90,100         100,400          71,200
          Accounts payable                                                            46,747          54,138          25,321
          Other current liabilities                                                   51,229          40,793          66,720
                                                                                    --------        --------        --------
               Total current liabilities                                             188,076         210,331         170,384

     Long-term debt                                                                  208,461         157,924         172,914
     Deferred income taxes                                                           116,773         114,681         113,585
     Other noncurrent liabilities                                                     22,241          23,728          24,182

     Commitments and contingencies (note 3)

     Redeemable preferred stock                                                       20,000          20,000          20,000

     Common stockholder's equity:
          Common Stock, $2.25 par value (authorized - 40,000,000 shares;
               issued and outstanding - 26,781,785 shares)                            60,259          60,259          60,259
          Additional paid-in capital                                                  72,559          68,559          68,559
          Retained earnings                                                          110,014          95,655         106,899
                                                                                    --------        --------        --------
               Total common stockholder's equity                                     242,832         224,473         235,717
                                                                                    --------        --------        --------
          Total liabilities and stockholders' equity                                $798,383        $751,137        $736,782
                                                                                    ========        ========        ========

See accompanying notes to consolidated financial statements.

                               UGI UTILITIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                             (Thousands of dollars)

                                                    Three Months Ended          Six Months Ended           Twelve Months Ended
                                                         March 31,                   March 31,                   March 31,
                                                 -----------------------     -----------------------     -----------------------
                                                    2001          2000          2001          2000          2001          2000
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Revenues                                         $ 231,591     $ 169,864     $ 398,094     $ 291,020     $ 544,016     $ 431,205
                                                 ---------     ---------     ---------     ---------     ---------     ---------

Costs and expenses:
     Gas, fuel and purchased power                 155,796        92,482       259,144       149,915       327,348       212,351
     Operating and administrative expenses          23,187        20,529        46,875        40,802        91,498        86,330
     Operating and administrative expenses
          - related parties                          1,400         1,441         2,759         2,002         4,916         4,479
     Taxes other than income taxes                   3,010         4,170         5,466        11,367        11,151        20,420
     Depreciation and amortization                   5,881         5,661        11,806        11,408        24,010        23,025
     Other income, net                              (4,183)       (3,393)       (7,919)       (7,270)      (13,309)      (10,241)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
                                                   185,091       120,890       318,131       208,224       445,614       336,364
                                                 ---------     ---------     ---------     ---------     ---------     ---------

Operating income                                    46,500        48,974        79,963        82,796        98,402        94,841
Interest expense                                     4,930         4,661        10,035         9,407        18,981        18,177
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Income before income taxes                          41,570        44,313        69,928        73,389        79,421        76,664
Income taxes                                        16,414        17,195        27,677        28,453        31,630        30,060
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Net income                                          25,156        27,118        42,251        44,936        47,791        46,604
Dividends on preferred stock                           387           387           775           775         1,550         1,550
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Net income after dividends on preferred stock    $  24,769     $  26,731     $  41,476     $  44,161     $  46,241     $  45,054
                                                 =========     =========     =========     =========     =========     =========

See accompanying notes to consolidated financial statements.

                               UGI UTILITIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)

                                                                         Six Months Ended                 Twelve Months Ended
                                                                             March 31,                         March 31,
                                                                     -------------------------         -------------------------
                                                                       2001             2000             2001             2000
                                                                     --------         --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                       $ 42,251         $ 44,936         $ 47,791         $ 46,604
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                                11,806           11,408           24,010           23,025
          Deferred income taxes, net                                   (4,964)          (5,449)           3,351            4,020
          Other, net                                                    2,209            3,472            5,085            5,288
                                                                     --------         --------         --------         --------
                                                                       51,302           54,367           80,237           78,937
          Net change in:
             Accounts receivable and accrued utility revenues         (77,669)         (48,374)         (44,118)          (5,382)
             Inventories                                               24,935           18,977           (2,873)           1,428
             Deferred fuel costs                                       10,832           15,564           (8,483)          (1,806)
             Accounts payable                                          (7,391)         (11,658)          20,524           (5,781)
             Other current assets and liabilities                       7,262           24,019           (7,464)          11,571
                                                                     --------         --------         --------         --------
          Net cash provided by operating activities                     9,271           52,895           37,823           78,967
                                                                     --------         --------         --------         --------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment                    (15,148)         (14,963)         (36,576)         (35,305)
    Net costs of property, plant and equipment disposals                 (235)            (177)            (896)            (747)
    Investment in joint venture partnership                            (6,000)              --           (6,000)              --
                                                                     --------         --------         --------         --------
       Net cash used by investing activities                          (21,383)         (15,140)         (43,472)         (36,052)
                                                                     --------         --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of dividends                                              (27,956)         (28,780)         (44,739)         (34,555)
    Issuance of long-term debt                                         50,603               --           50,603               --
    Repayment of long-term debt                                       (15,000)              --          (22,143)          (7,143)
    Bank loans increase (decrease)                                    (10,300)         (16,200)          18,900           (1,600)
    Capital contribution from UGI                                       4,000               --            4,000               --
                                                                     --------         --------         --------         --------
       Net cash provided (used) by financing activities                 1,347          (44,980)           6,621          (43,298)
                                                                     --------         --------         --------         --------

    Cash and cash equivalents increase (decrease)                    $(10,765)        $ (7,225)        $    972         $   (383)
                                                                     ========         ========         ========         ========

CASH AND CASH EQUIVALENTS:
    End of period                                                    $  4,810         $  3,838         $  4,810         $  3,838
    Beginning of period                                                15,575           11,063            3,838            4,221
                                                                     --------         --------         --------         --------
       Increase (decrease)                                           $(10,765)        $ (7,225)        $    972         $   (383)
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

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)

2. SEGMENT INFORMATION (continued)

   THREE MONTHS ENDED MARCH 31, 2001:

                                                                                   Gas            Electric
                                              Total          Eliminations        Utility           Utility
                                            ---------------------------------------------------------------
   Segment revenues                         $ 231,591         $      --         $ 209,146         $  22,445
                                            ===============================================================

   Segment profit:
       EBITDA (1)                           $  52,381         $      --         $  47,661         $   4,720
       Depreciation and amortization           (5,881)               --            (5,031)             (850)
                                            ---------------------------------------------------------------
       Operating income                        46,500                --            42,630             3,870
       Interest expense                        (4,930)               --            (4,261)             (669)
                                            ---------------------------------------------------------------
       Income before income taxes           $  41,570         $      --         $  38,369         $   3,201
                                            ===============================================================

   Segment assets  (at period end)          $ 798,383         $     (20)        $ 695,236         $ 103,167
                                            ===============================================================

   Investment in equity  investee           $  10,924         $      --         $      --         $  10,924
                                            ===============================================================

   THREE MONTHS ENDED MARCH 31, 2000:

                                                                                   Gas            Electric
                                              Total          Eliminations        Utility           Utility
                                            ---------------------------------------------------------------
   Segment revenues                         $ 169,864         $      --         $ 148,867         $  20,997
                                            ===============================================================

   Segment profit:
       EBITDA (1)                           $  54,635         $      --         $  49,647         $   4,988
       Depreciation and amortization           (5,661)               --            (4,538)           (1,123)
                                            ---------------------------------------------------------------
       Operating income                        48,974                --            45,109             3,865
       Interest expense                        (4,661)               --            (4,079)             (582)
                                            ---------------------------------------------------------------
       Income before income taxes           $  44,313         $      --         $  41,030         $   3,283
                                            ===============================================================

   Segment assets  (at period end)          $ 736,782         $      --         $ 637,850         $  98,932
                                            ===============================================================

   -------

       (1) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the U.S.

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)

2. SEGMENT INFORMATION (continued)


   SIX MONTHS ENDED MARCH 31, 2001:

                                                                                   Gas            Electric
                                              Total          Eliminations        Utility           Utility
                                            ---------------------------------------------------------------
   Segment revenues                         $ 398,094         $      --         $ 355,176         $  42,918
                                            ===============================================================

   Segment profit:
       EBITDA                               $  91,769         $      --         $  83,221         $   8,548
       Depreciation and amortization          (11,806)               --            (9,956)           (1,850)
                                            ---------------------------------------------------------------
       Operating income                        79,963                --            73,265             6,698
       Interest expense                       (10,035)               --            (8,663)           (1,372)
                                            ---------------------------------------------------------------
       Income before income taxes           $  69,928         $      --         $  64,602         $   5,326
                                            ===============================================================

   Segment assets  (at period end)          $ 798,383         $     (20)        $ 695,236         $ 103,167
                                            ===============================================================

   Investment in equity  investee           $  10,924         $      --         $      --         $  10,924
                                            ===============================================================

   SIX MONTHS ENDED MARCH 31, 2000:

                                                                                   Gas            Electric
                                              Total          Eliminations        Utility           Utility
                                            ---------------------------------------------------------------
   Segment revenues                         $ 291,020         $      --         $ 250,843         $  40,177
                                            ===============================================================

   Segment profit:
       EBITDA                               $  94,204         $      --         $  82,356         $  11,848
       Depreciation and amortization          (11,408)               --            (9,385)           (2,023)
                                            ---------------------------------------------------------------
       Operating income                        82,796                --            72,971             9,825
       Interest expense                        (9,407)               --            (8,287)           (1,120)
                                            ---------------------------------------------------------------
       Income before income taxes           $  73,389         $      --         $  64,684         $   8,705
                                            ===============================================================

   Segment assets  (at period end)          $ 736,782         $      --         $ 637,850         $  98,932
                                            ===============================================================

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)

2. SEGMENT INFORMATION (continued)

   TWELVE MONTHS ENDED MARCH 31, 2001:

                                                                                   Gas            Electric
                                              Total          Eliminations        Utility           Utility
                                            ---------------------------------------------------------------
Segment revenues                            $ 544,016         $      --         $ 463,374         $  80,642
                                            ===============================================================

Segment profit:
    EBITDA                                  $ 122,412         $      --         $ 106,141         $  16,271
    Depreciation and amortization             (24,010)               --           (19,669)           (4,341)
                                            ---------------------------------------------------------------
    Operating income                           98,402                --            86,472            11,930
    Interest expense                          (18,981)               --           (16,551)           (2,430)
                                            ---------------------------------------------------------------
    Income before income taxes              $  79,421         $      --         $  69,921         $   9,500
                                            ===============================================================

Segment assets  (at period end)             $ 798,383         $     (20)        $ 695,236         $ 103,167
                                            ===============================================================

Investment in equity  investee              $  10,924         $      --         $      --         $  10,924
                                            ===============================================================

   TWELVE MONTHS ENDED MARCH 31, 2000:

                                                                                   Gas            Electric
                                              Total          Eliminations        Utility           Utility            Other
                                            ---------------------------------------------------------------------------------
   Segment revenues                         $ 431,205         $      --         $ 354,279         $  76,926         $      --
                                            =================================================================================

   Segment profit (loss):
       EBITDA                               $ 117,866         $      --         $  99,030         $  18,886         $     (50)
       Depreciation and amortization          (23,025)               --           (18,937)           (4,088)               --
                                            ---------------------------------------------------------------------------------
       Operating income (loss)                 94,841                --            80,093            14,798               (50)
       Interest expense                       (18,177)               --           (15,897)           (2,280)               --
                                            ---------------------------------------------------------------------------------
       Income (loss) before income taxes    $  76,664         $      --         $  64,196         $  12,518         $     (50)
                                            =================================================================================
   Segment assets  (at period end)          $ 736,782         $      --         $ 637,850         $  98,932         $      --
                                            =================================================================================

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

4.    ADOPTION OF SFAS 133

      Effective October 1, 2000, we adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting.

      On occasion we use a managed program of derivative instruments including natural gas and oil futures contracts to preserve forecasted gross margin associated with certain of our natural gas customers. These contracts are generally designated as cash flow hedges. We are also a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts which provide for the delivery of natural gas, and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, these contracts are not subject to the accounting requirements of SFAS 133 because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business or the value of the contract is directly associated with the price or value of a service. Other contracts do not meet the definition of a derivative instrument because they represent requirements-based commitments. Although the adoption of SFAS 133 did not materially impact our results of operations or financial position during the three and six months ended March 31, 2001, it may impact future results of operations or financial position depending upon the extent to which we use derivative instruments and their designation and effectiveness as hedges of market risk.

                               UGI UTILITIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                             (Thousands of dollars)

5.    FORMATION OF HUNLOCK CREEK ENERGY VENTURES

      On December 8, 2000, our wholly owned subsidiary UGI Development Company contributed its coal-fired Hunlock Creek generating station ("Hunlock") and certain related assets having a net book value of $4,214, and $6,000 in cash, to Hunlock Creek Energy Ventures ("Energy Ventures"), a general partnership jointly owned by the Company and a subsidiary of Allegheny Energy, Inc. ("Allegheny"). Also on December 8, 2000, Allegheny contributed a newly constructed, gas-fired combustion turbine generator to be operated at the Hunlock site. Under the joint-venture agreement, each partner is entitled to purchase 50% of the output of the joint venture at cost. The Company's investment in Energy Ventures is being accounted for under the equity method of accounting. No gain or loss was recognized as a result of the formation of Energy Ventures. The joint venture did not materially impact the Company's results of operations during the three and six months ended March 31, 2001.

                               UGI UTILITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended March 31, 2001 ("2001 three-month period") with the three months ended March 31, 2000 ("2000 three-month period"); (2) the six months ended March 31, 2001 ("2001 six-month period") with the six months ended March 31, 2000 ("2000 six-month period"); and (3) the twelve months ended March 31, 2001 ("2001 twelve-month period") with the twelve months ended March 31, 2000 ("2000 twelve-month period"). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements.

2001 THREE-MONTH PERIOD COMPARED WITH 2000 THREE-MONTH PERIOD

                                                                                   Increase
Three Months Ended March 31,                    2001           2000               (Decrease)
--------------------------------------------------------------------------------------------------
(Millions of dollars)
Gas Utility:
    Revenues                                   $209.1         $148.9        $ 60.2          40.4 %
    Total margin (a)                           $ 67.2         $ 65.4        $  1.8           2.8 %
    EBITDA (b)                                 $ 47.7         $ 49.6        $ (1.9)         (3.8)%
    Operating income                           $ 42.6         $ 45.1        $ (2.5)         (5.5)%
    Natural gas system throughput - bcf          28.5           29.8          (1.3)         (4.4)%
    Heating degree days - % colder
     (warmer) than normal                        (0.4)         (11.1)           --            --

Electric Utility:
    Revenues                                   $ 22.4         $ 21.0        $  1.4           6.7 %
    Total margin (a)                           $  7.7         $ 11.2        $ (3.5)        (31.3)%
    EBITDA (b)                                 $  4.7         $  5.0        $ (0.3)         (6.0)%
    Operating income                           $  3.9         $  3.9        $   --            -- %
    Electric sales - gwh                        265.4          258.4           7.0           2.7 %

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

(b) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to

                               UGI UTILITIES, INC.

      service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the U.S.

GAS UTILITY. Weather in Gas Utility's service territory during the 2001 three-month period was 0.4% warmer than normal. In the prior-year period, weather was 11.1% warmer than normal. Notwithstanding the colder weather, total distribution system throughput declined as a 1.3 bcf (8.6%) increase in sales to firm- residential, commercial and industrial (collectively, "core-market") customers was more than offset by a decline in throughput to interruptible and firm delivery service customers. Significantly higher natural gas prices relative to oil prices during the period prompted fuel switching by certain of our customers who have the ability to switch to alternate fuels.

The $60.2 million increase in Gas Utility revenues is almost entirely due to higher core market purchased gas cost ("PGC") rates and, to a much lesser extent, the impact of higher core market sales. The higher average PGC rates resulted from a significant increase in the market price of natural gas that Gas Utility purchases for its core market customers. Gas Utility cost of gas was $142.0 million in the 2001 three-month period compared to $83.6 million in the prior-year period reflecting the higher PGC rates and greater core market sales.

The increase in Gas Utility total margin reflects a $4.7 million increase in core market margin. Margin from interruptible customers declined $2.8 million reflecting the impact of higher natural gas prices on interruptible customer unit margins and the previously mentioned decline in interruptible delivery service volumes.

Gas Utility EBITDA and operating income were lower in the 2001 three-month period as the increase in total margin was more than offset by higher operating and administrative expenses and, with respect to operating income, higher charges for depreciation. Operating and administrative expenses were $3.9 million higher reflecting greater uncollectible customer accounts expense and a $2.4 million reduction in prior-year period operating expenses resulting from an insurance litigation settlement.

ELECTRIC UTILITY. The increase in kilowatt-hour sales in the 2001 three-month period is primarily a result of colder heating-season weather. Electric Utility revenues increased principally as a result of greater distribution system sales as well as off-system sales of electricity generated by Hunlock Creek Energy Ventures ("Energy Ventures"). Electric Utility cost of sales increased $4.9 million reflecting higher purchased power unit costs, the higher sales, and the impact on cost of sales resulting from the formation of Energy Ventures. Prior to the formation of Energy Ventures, Electric Utility's Hunlock Creek generating station produced a substantial portion of Electric Utility's electricity requirements. The contribution of Hunlock to Energy Ventures therefore reduces Electric Utility's power production and depreciation expenses but requires Electric Utility to purchase a larger percentage of its electricity needs.

Total margin decreased $3.5 million as a result of the higher purchased power costs. However, EBITDA and operating income were about equal to last year as the decline in total margin was offset by lower power production expenses, lower utility realty taxes, higher other income and, with respect to operating income, lower depreciation expense.

                               UGI UTILITIES, INC.

2001 SIX-MONTH PERIOD COMPARED WITH 2000 SIX-MONTH PERIOD

                                                                                Increase
Six Months Ended March 31,                      2001         2000              (Decrease)
----------------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
   Revenues                                   $ 355.2      $ 250.8       $ 104.4         41.6%
   Total margin                               $ 120.8      $ 113.2       $   7.6          6.7%
   EBITDA                                     $  83.2      $  82.4       $   0.8          1.0%
   Operating income                           $  73.3      $  73.0       $   0.3          0.4%
   Natural gas system throughput - bcf           52.7         51.8           0.9          1.7%
   Heating degree days - % colder
    (warmer) than normal                          3.9        (11.6)           --           --

ELECTRIC UTILITY:
   Revenues                                   $  42.9      $  40.2       $   2.7          6.7%
   Total margin                               $  16.4      $  22.2       $  (5.8)       (26.1)%
   EBITDA                                     $   8.5      $  11.8       $  (3.3)       (28.0)%
   Operating income                           $   6.7      $   9.8       $  (3.1)       (31.6)%
   Electric sales - gwh                         507.2        483.9          23.3          4.8%

GAS UTILITY. Weather in Gas Utility's service territory in the 2001 six-month period was 3.9% colder than normal compared to weather that was 11.6% warmer than normal in the prior year. Total distribution system throughput increased slightly as a 3.4 bcf increase in core market throughput was partially offset by lower interruptible and firm delivery service volumes. The decline in interruptible volumes resulted principally from price-induced fuel switching by customers with alternate fuel capability, primarily oil.

The increase in Gas Utility revenues principally reflects the impact of higher core market PGC rates and greater core market sales. The higher PGC rates reflect significantly higher natural gas prices. Gas Utility cost of gas was $234.4 million compared to $133.6 million in the prior year reflecting higher PGC rates and greater core market sales.

Gas Utility total margin increased $7.6 million resulting from an increase in core market margin partially offset by lower margin from interruptible customers reflecting lower interruptible unit margins and lower interruptible volumes.

Gas Utility EBITDA and operating income were up slightly in the 2001 six-month period as the increase in total margin and higher other income were offset by higher operating and administrative expenses. Operating and administrative expenses increased $7.3 million reflecting higher uncollectible accounts expense, higher distribution system maintenance expenses, and a $2.4 million reduction in prior-year six-month period operating expenses resulting from an insurance litigation settlement.

                               UGI UTILITIES, INC.

ELECTRIC UTILITY. Kilowatt-hour sales on our distribution system increased 4.8% in the 2001 six-month period reflecting the impact of weather that was 13.0% colder than the prior-year period. Revenues increased $2.7 million principally as a result of the greater sales. Electric Utility cost of sales increased $8.4 million reflecting higher per unit purchased power costs, the impact of the higher sales, and the previously mentioned impact on cost of sales subsequent to the formation of Energy Ventures.

Total margin decreased $5.8 million reflecting the higher purchased power costs. EBITDA and operating income declined $3.3 million and $3.1 million, respectively, as the decrease in total margin was partially offset principally by lower utility realty taxes and a decrease in power production expenses.

2001 TWELVE-MONTH PERIOD COMPARED WITH 2000 TWELVE-MONTH PERIOD

                                                                                           Increase
Twelve Months Ended March 31,                           2001          2000                (Decrease)
----------------------------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
   Revenues                                            $463.4        $354.3         $109.1           30.8%
   Total margin                                        $178.4        $167.4         $ 11.0            6.6%
   EBITDA                                              $106.1        $ 99.0         $  7.1            7.2%
   Operating income                                    $ 86.5        $ 80.1         $  6.4            8.0%
   Natural gas system throughput - bcf                   80.6          78.5            2.1            2.7%
   Heating degree days - % colder (warmer) than
     normal                                               3.1         (12.4)            --             --

ELECTRIC UTILITY:
   Revenues                                            $ 80.6        $ 76.9         $  3.7           4.8 %
   Total margin                                        $ 34.7        $ 40.9         $ (6.2)        (15.2)%
   EBITDA                                              $ 16.3        $ 18.9         $ (2.6)        (13.8)%
   Operating income                                    $ 11.9        $ 14.8         $ (2.9)        (19.6)%
   Electric sales - gwh                                 930.5         905.9           24.6           2.7 %

GAS UTILITY. Weather in Gas Utility's service territory was 3.1% colder than normal in the 2001 twelve-month period compared to weather that was 12.4% warmer than normal in the prior twelve-month period. The increase in distribution system throughput resulted from higher core market sales partially offset by lower interruptible and firm delivery service volumes.

The increase in Gas Utility revenues is principally due to a significant increase in core market revenues reflecting higher PGC rates and higher sales volumes partially offset by the elimination of gross receipts taxes effective January 1, 2000 pursuant to the Gas Competition Act. Gas Utility cost of gas was $285.1 million in the 2001 twelve-month period compared with $179.4 million in the 2000 twelve-month period reflecting higher average PGC rates and the higher core market sales.

                               UGI UTILITIES, INC.

Gas Utility total margin increased $11.0 million principally reflecting a $12.1 million increase in core market margin partially offset by lower margin from interruptible customers.

Gas Utility EBITDA and operating income increased $7.1 million and $6.4 million, respectively, principally as a result of the increase in total margin and a $2.0 million increase in other income partially offset by a $5.8 million increase in operating and administrative expenses. The increase in operating and administrative expenses includes, among other things, greater allowances for uncollectible accounts and higher distribution system maintenance expenses.

ELECTRIC UTILITY. Sales in the 2001 twelve-month period increased 2.7% on colder heating-season weather. Revenues increased as a result of the higher sales as well as an increase in transmission revenues from wholesale transmission services which were unbundled as a result of electric customer choice. Cost of sales was $42.2 million in the 2001 twelve-month period compared to $32.9 million in the prior year reflecting higher per unit purchased power costs, higher costs associated with the greater sales, and the impact on cost of sales resulting from the formation of Energy Ventures.

Electric Utility's total margin decreased $6.2 million due to the higher purchased power costs. EBITDA and operating income declined $2.6 million and $2.9 million, respectively, as the decrease in total margin was partially offset by greater other income, lower power production expenses and lower utility realty taxes.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's debt outstanding at March 31, 2001 totaled $298.6 million compared with $273.3 million at September 30, 2000. Included in these amounts are bank loans of $90.1 million and $100.4 million, respectively. In March 2001 and December 2000, UGI Utilities issued $30 million and $20 million, respectively, of fixed-rate five-year notes under its Medium-Term Note program. The notes bear interest at effective interest rates of 6.64% and 7.14%, respectively. The proceeds were used to repay bank loans, to fund the repayment of $15 million of maturing Medium-Term Notes in March 2001, and for working capital purposes.

CASH FLOWS

The Company's cash flows from operating activities are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are generally lowest during the first and fourth fiscal quarters. Accordingly, cash flows from operations for the six months ended March 31, 2001 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities was $9.3 million during the six months ended March 31, 2001. In the prior-year period, cash provided by operating activities was $52.9 million. The decrease in 2001 six-month period operating cash flow is a result of higher cash requirements to fund working capital, primarily increases in customer accounts receivable, and greater income tax payments. The increase in customer accounts receivable is a result of significantly higher natural gas costs in the 2001 six-month period. Cash flow from operating activities before changes in

                               UGI UTILITIES, INC.

operating working capital was $51.3 million in the 2001 six-month period, slightly lower than the $54.4 million in the prior-year period.

INVESTING ACTIVITIES. Expenditures for property, plant and equipment were $15.1 million in the 2001 six-month period, slightly higher than in the prior year. During the 2001 six-month period, the Company contributed $6 million in cash to Energy Ventures in addition to its Hunlock Creek generating station and certain related assets totaling $4.2 million (see "Formation of Hunlock Creek Energy Ventures" below).

FINANCING ACTIVITIES. During the 2001 and 2000 six-month periods, we paid dividends of $26.8 million and $28.0 million, respectively, to UGI. We also paid dividends on our redeemable preferred stock totaling $1.1 million. During the 2001 six-month period, we issued an aggregate $50 million face value of five-year notes under our Medium-Term Note program. We used the proceeds for working capital purposes and to repay $15 million of maturing long-term debt. As a result of issuing this long-term debt, we were able to reduce our bank loans $10.3 million in the 2001 six-month period notwithstanding the need to fund a significant increase in operating working capital.

ADOPTION OF NEW ACCOUNTING STANDARDS

Effective October 1, 2000, we adopted the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting.

On occasion we use a managed program of derivative instruments including natural gas and oil futures contracts to preserve forecasted gross margin associated with certain of our natural gas customers. These contracts are generally designated as cash flow hedges. We are also a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts which provide for the delivery of natural gas, and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, these contracts are not subject to the accounting requirements of SFAS 133 because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business or the value of the contract is directly associated with the price or value of a service. Other contracts do not meet the definition of a derivative instrument because they represent requirements-based commitments. Although the adoption of SFAS 133 did not materially impact our results of operations or financial position during the three and six months ended March 31, 2001, it may impact future results of operations or financial position depending upon the extent to which we use derivative instruments and their designation and effectiveness as hedges of market risk.

FORMATION OF HUNLOCK CREEK ENERGY VENTURES

On December 8, 2000, our wholly owned subsidiary UGI Development Company contributed its coal-fired Hunlock Creek generating station ("Hunlock") and certain related assets having a net

                               UGI UTILITIES, INC.

book value of $4.2 million, and $6 million in cash, to Hunlock Creek Energy Ventures ("Energy Ventures"), a general partnership jointly owned by the Company and a subsidiary of Allegheny Energy, Inc. ("Allegheny"). Also on December 8, 2000, Allegheny contributed a newly constructed, gas-fired combustion turbine generator to be operated at the Hunlock site. Under the joint-venture agreement, each partner is entitled to purchase 50% of the output of the joint venture at cost. The Company's investment in Energy Ventures is being accounted for under the equity method of accounting. The joint venture did not materially impact the Company's results of operations during the three and six months ended March 31, 2001.

IMPACT OF GAS RESTRUCTURING ORDER

On June 29, 2000, the Pennsylvania Public Utility Commission issued its order ("Gas Restructuring Order") approving Gas Utility's restructuring plan filed by Gas Utility pursuant to Pennsylvania's Natural Gas Choice and Competition Act. Among other things, the implementation of the Gas Restructuring Order resulted in an increase in Gas Utility base rates effective October 1, 2000. This base rate increase is designed to generate approximately $16.7 million in additional annual revenues. The Gas Restructuring Order also provides that effective October 1, 2000, Gas Utility must reduce its PGC rates by an amount sufficient to result in a total reduction in PGC revenues of $16.7 million in the first year of the base rate increase. As a result of the increase in base rates and the PGC refund mechanism described above, Gas Utility's operating results will be more sensitive to the effects of heating-season weather beginning in fiscal 2001.

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

                               UGI UTILITIES, INC.

                           PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   List of Exhibits:

            12.1  Computation of ratio of earnings to fixed charges.

            12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends.

      (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2001.

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




                                              UGI Utilities, Inc.
                                              -------------------
                                                 (Registrant)








Date:  May 14, 2001                       By:   /s/ J.C. Barney
                                          --------------------------------------
                                          J. C. Barney, Senior Vice President -
                                          Finance
                                          (Principal Financial Officer)

                                 EXHIBIT INDEX

     Exhibit No.                   Description
     -----------                   -----------


            12.1    Computation of ratio of earnings to fixed charges

            12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends