Form 10-Q
period 2001-06-30
UGI UTILITIES INC
filed 2001-08-14
CIK 100548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

         At July 31, 2001, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                               UGI UTILITIES, INC.

                                TABLE OF CONTENTS


                                                                                                     PAGES
                                                                                                     -----
PART I FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Condensed Consolidated Balance Sheets as of June 30, 2001,
                     September 30, 2000 and June 30, 2000                                              1

                 Condensed Consolidated Statements of Income for the three, nine
                     and twelve months ended June 30, 2001 and 2000                                    2

                 Condensed Consolidated Statements of Cash Flows for the
                     nine and twelve months ended June 30, 2001 and 2000                               3

                 Notes to Condensed Consolidated Financial Statements                                4 - 10

      Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                            11 - 19


      Item 3.    Quantitative and Qualitative Disclosures About Market Risk                           19


PART II OTHER INFORMATION

      Item 6.    Exhibits and Reports on Form 8-K                                                     20

      Signatures                                                                                      21

                               UGI UTILITIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                                  June 30,         September 30,       June 30,
                                                                                    2001               2000              2000
                                                                                --------------     -------------     -------------
ASSETS
------
     Current assets:
          Cash and cash equivalents                                                 $   1,656         $  15,575         $   3,060
          Accounts receivable (less allowances for doubtful accounts
               of $5,835, $2,061 and $2,734, respectively)                             52,753            33,341            34,148
          Accrued utility revenues                                                      8,084            10,486             7,040
          Inventories                                                                  38,628            36,934            22,197
          Deferred income taxes                                                         8,422               336             5,268
          Regulatory assets                                                                 -             7,195                 -
          Prepaid expenses and other current assets                                     1,840             3,077             4,139
                                                                                --------------     -------------     -------------
               Total current assets                                                   111,383           106,944            75,852

     Property, plant and equipment, at cost (less accumulated depreciation
          and amortization of $281,842, $287,835 and $285,451, respectively)          573,019           569,970           563,001

     Regulatory assets                                                                 54,560            55,081            56,576
     Other assets                                                                      34,549            19,142            18,464
                                                                                --------------     -------------     -------------
          Total assets                                                              $ 773,511         $ 751,137         $ 713,893
                                                                                ==============     =============     =============


LIABILITIES  AND  STOCKHOLDERS'  EQUITY
---------------------------------------
     Current liabilities:
          Current maturities of long-term debt                                      $       -         $  15,000         $  22,143
          Bank loans                                                                   53,300           100,400            61,900
          Accounts payable                                                             52,298            54,138            33,532
          Other current liabilities                                                    52,721            40,793            47,862
                                                                                --------------     -------------     -------------
               Total current liabilities                                              158,319           210,331           165,437

     Long-term debt                                                                   208,502           157,924           157,919
     Deferred income taxes                                                            119,071           114,681           114,940
     Other noncurrent liabilities                                                      19,860            23,728            23,399

     Commitments and contingencies (note 3)

     Redeemable preferred stock                                                        20,000            20,000            20,000

     Common stockholder's equity:
          Common Stock, $2.25 par value (authorized - 40,000,000 shares;
               issued and outstanding - 26,781,785 shares)                             60,259            60,259            60,259
          Additional paid-in capital                                                   72,559            68,559            68,559
          Retained earnings                                                           114,941            95,655           103,380
                                                                                --------------     -------------     -------------
               Total common stockholder's equity                                      247,759           224,473           232,198
                                                                                --------------     -------------     -------------
          Total liabilities and stockholders' equity                                $ 773,511         $ 751,137         $ 713,893
                                                                                ==============     =============     =============


See accompanying notes to consolidated financial statements.

                               UGI UTILITIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                             (Thousands of dollars)


                                                  Three Months Ended           Nine Months Ended           Twelve Months Ended
                                                        June 30,                    June 30,                    June 30,
                                               --------------------------  --------------------------   --------------------------
                                                  2001          2000          2001          2000           2001          2000
                                               ------------  ------------  ------------  ------------   ------------  ------------
Revenues                                          $103,772      $ 77,554      $501,866      $368,574       $570,234      $431,421
                                               ------------  ------------  ------------  ------------   ------------  ------------

Costs and expenses:
     Gas, fuel and purchased power                  64,849        35,907       323,993       185,822        356,290       214,442
     Operating and administrative expenses          20,106        21,826        66,981        62,628         89,778        85,775
     Operating and administrative expenses
          - related parties                          1,149           986         3,908         2,988          5,079         4,207
     Taxes other than income taxes                   1,713         2,913         7,179        14,280          9,951        18,454
     Depreciation and amortization                   5,992         5,794        17,798        17,202         24,208        23,019
     Other income, net                              (2,782)       (2,177)      (10,701)       (9,447)       (13,914)      (10,823)
                                               ------------  ------------  ------------  ------------   ------------  ------------
                                                    91,027        65,249       409,158       273,473        471,392       335,074
                                               ------------  ------------  ------------  ------------   ------------  ------------

Operating income                                    12,745        12,305        92,708        95,101         98,842        96,347
Interest expense                                     4,485         4,348        14,520        13,755         19,118        18,287
                                               ------------  ------------  ------------  ------------   ------------  ------------
Income before income taxes                           8,260         7,957        78,188        81,346         79,724        78,060
Income taxes                                         3,270         3,085        30,947        31,538         31,815        30,660
                                               ------------  ------------  ------------  ------------   ------------  ------------
Net income                                           4,990         4,872        47,241        49,808         47,909        47,400
Dividends on preferred stock                           388           388         1,163         1,163          1,550         1,550
                                               ------------  ------------  ------------  ------------   ------------  ------------
Net income after dividends on preferred stock     $  4,602      $  4,484      $ 46,078      $ 48,645       $ 46,359      $ 45,850
                                               ============  ============  ============  ============   ============  ============


See accompanying notes to consolidated financial statements.

                               UGI UTILITIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)


                                                                       Nine Months Ended               Twelve Months Ended
                                                                           June 30,                          June 30,
                                                                   --------------------------       ---------------------------
                                                                      2001          2000                2001           2000
                                                                   -----------   ------------       -------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                      $  47,241       $ 49,808            $ 47,909      $ 47,400
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                                17,798         17,202              24,208        23,019
          Deferred income taxes, net                                   (5,414)        (1,136)             (1,412)        4,508
          Other, net                                                      408          3,936               2,820         5,200
                                                                   -----------   ------------       -------------   -----------
                                                                       60,033         69,810              73,525        80,127
          Net change in:
             Accounts receivable and accrued utility revenues         (24,247)       (15,560)            (23,510)       (7,173)
             Inventories                                               (3,030)         5,906             (17,767)         (821)
             Deferred fuel costs                                       14,016          7,882               2,383        (4,108)
             Accounts payable                                          (1,840)        (4,349)             18,766         3,047
             Other current assets and liabilities                       6,344         14,521               1,116         8,254
                                                                   -----------   ------------       -------------   -----------
          Net cash provided by operating activities                    51,276         78,210              54,513        79,326
                                                                   -----------   ------------       -------------   -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment                    (23,240)       (23,230)            (36,401)      (34,600)
    Net costs of property, plant and equipment disposals                 (502)          (313)             (1,027)         (697)
    Investment in joint venture partnership                            (6,000)             -              (6,000)            -
                                                                   -----------   ------------       -------------   -----------
       Net cash used by investing activities                          (29,742)       (23,543)            (43,428)      (35,297)
                                                                   -----------   ------------       -------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of dividends                                              (27,956)       (37,170)            (36,349)      (37,558)
    Issuance of long-term debt                                         50,603              -              50,603             -
    Repayment of long-term debt                                       (15,000)             -             (22,143)       (7,143)
    Bank loans increase (decrease)                                    (47,100)       (25,500)             (8,600)        2,300
    Capital contribution from UGI                                       4,000              -               4,000             -
                                                                   -----------   ------------       -------------   -----------
       Net cash used by financing activities                          (35,453)       (62,670)            (12,489)      (42,401)
                                                                   -----------   ------------       -------------   -----------

    Cash and cash equivalents increase (decrease)                   $ (13,919)      $ (8,003)           $ (1,404)     $  1,628
                                                                   ===========   ============       =============   ===========

CASH AND CASH EQUIVALENTS:
    End of period                                                   $   1,656       $  3,060            $  1,656      $  3,060
    Beginning of period                                                15,575         11,063               3,060         1,432
                                                                   -----------   ------------       -------------   -----------
       Increase (decrease)                                          $ (13,919)      $ (8,003)           $ (1,404)     $  1,628
                                                                   ===========   ============       =============   ===========


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

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)

2.     SEGMENT INFORMATION   (continued)

       THREE MONTHS ENDED JUNE 30, 2001:

                                                                                     Gas            Electric
                                              Total          Eliminations          Utility           Utility
                                           ---------------------------------------------------------------------
       Segment revenues                      $ 103,772         $   -              $ 84,532          $ 19,240
                                           =====================================================================

       Segment profit:
           EBITDA (1)                        $  18,737         $   -              $ 15,918          $  2,819
           Depreciation and amortization        (5,992)            -                (5,112)             (880)
                                           ---------------------------------------------------------------------
           Operating income                     12,745             -                10,806             1,939
           Interest expense                     (4,485)            -                (3,796)             (689)
                                           ---------------------------------------------------------------------
           Income before income taxes        $   8,260         $   -              $  7,010          $  1,250
                                           =====================================================================

       Segment assets (at period end)        $ 773,511         $ (137)            $672,085          $101,563
                                           =====================================================================

       Investment in equity investee         $  11,378         $   -              $    -            $ 11,378
                                           =====================================================================

       THREE MONTHS ENDED JUNE 30, 2000:

                                                                                   Gas            Electric
                                              Total          Eliminations        Utility           Utility
                                           ---------------------------------------------------------------------
       Segment revenues                      $ 77,554            $ -            $ 59,252          $18,302
                                           =====================================================================

       Segment profit:
           EBITDA (1)                        $ 18,099            $ -            $ 14,334          $ 3,765
           Depreciation and amortization       (5,794)             -              (4,873)            (921)
                                           ---------------------------------------------------------------------
           Operating income                    12,305              -               9,461            2,844
           Interest expense                    (4,348)             -              (3,790)            (558)
                                           ---------------------------------------------------------------------
           Income before income taxes        $  7,957            $ -            $  5,671          $ 2,286
                                           =====================================================================

       Segment assets (at period end)        $713,893            $ -            $617,061          $96,832
                                           =====================================================================


      --------

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

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)

2.     SEGMENT INFORMATION   (continued)

       NINE MONTHS ENDED JUNE 30, 2001:

                                                                                       Gas            Electric
                                                  Total          Eliminations        Utility           Utility
                                               ---------------------------------------------------------------------
       Segment revenues                          $ 501,866           $  -            $ 439,708         $  62,158
                                               =====================================================================

       Segment profit:
           EBITDA                                $ 110,506           $  -            $  99,140         $  11,366
           Depreciation and amortization           (17,798)             -              (15,069)           (2,729)
                                               ---------------------------------------------------------------------
           Operating income                         92,708              -               84,071             8,637
           Interest expense                        (14,520)             -              (12,459)           (2,061)
                                               ---------------------------------------------------------------------
           Income before income taxes            $  78,188           $  -            $  71,612         $   6,576
                                               =====================================================================

       Segment assets (at period end)            $ 773,511           $ (137)         $ 672,085         $ 101,563
                                               =====================================================================

       Investment in equity investee             $  11,378           $  -            $     -           $  11,378
                                               =====================================================================

       NINE MONTHS ENDED JUNE 30, 2000:

                                                                                       Gas            Electric
                                                  Total          Eliminations        Utility           Utility
                                               ---------------------------------------------------------------------
       Segment revenues                          $ 368,574            $ -            $ 310,095         $ 58,479
                                               =====================================================================

       Segment profit:
           EBITDA                                $ 112,303            $ -            $  96,690         $ 15,613
           Depreciation and amortization           (17,202)             -              (14,258)          (2,944)
                                               ---------------------------------------------------------------------
           Operating income                         95,101              -               82,432           12,669
           Interest expense                        (13,755)             -              (12,077)          (1,678)
                                               ---------------------------------------------------------------------
           Income before income taxes            $  81,346            $ -            $  70,355         $ 10,991
                                               =====================================================================

       Segment assets (at period end)            $ 713,893            $ -            $ 617,061         $ 96,832
                                               =====================================================================

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)

2.     SEGMENT INFORMATION   (continued)

       TWELVE MONTHS ENDED JUNE 30, 2001:

                                                                                       Gas            Electric
                                                  Total          Eliminations        Utility           Utility
                                               ---------------------------------------------------------------------
       Segment revenues                          $ 570,234            $  -           $ 488,654         $  81,580
                                               =====================================================================

       Segment profit:
           EBITDA                                $ 123,050            $  -           $ 107,725         $  15,325
           Depreciation and amortization           (24,208)              -             (19,908)           (4,300)
                                               ---------------------------------------------------------------------
           Operating income                         98,842               -              87,817            11,025
           Interest expense                        (19,118)              -             (16,557)           (2,561)
                                               ---------------------------------------------------------------------
           Income before income taxes            $  79,724            $  -           $  71,260         $   8,464
                                               =====================================================================

       Segment assets (at period end)            $ 773,511            $ (137)        $ 672,085         $ 101,563
                                               =====================================================================

       Investment in equity investee             $  11,378            $  -           $     -           $  11,378
                                               =====================================================================

       TWELVE MONTHS ENDED JUNE 30, 2000:

                                                                                     Gas            Electric
                                                  Total        Eliminations        Utility           Utility       Other
                                               ---------------------------------------------------------------------------
       Segment revenues                          $ 431,421         $ -            $ 353,139         $ 78,282      $   -
                                               ===========================================================================

       Segment profit (loss):
           EBITDA                                $ 119,366         $ -            $ 102,050         $ 17,355      $ (39)
           Depreciation and amortization           (23,019)          -              (19,042)          (3,977)         -
                                               ---------------------------------------------------------------------------
           Operating income (loss)                  96,347           -               83,008           13,378        (39)
           Interest expense                        (18,287)          -              (16,164)          (2,123)         -
                                               ---------------------------------------------------------------------------
           Income (loss) before income taxes     $  78,060         $ -            $  66,844         $ 11,255      $ (39)
                                               ===========================================================================

       Segment assets (at period end)            $ 713,893         $ -            $ 617,061         $ 96,832      $   -
                                               ===========================================================================

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

         On occasion we use a managed program of derivative instruments including natural gas and oil futures contracts to preserve forecasted gross margin associated with certain of our natural gas customers. These contracts are generally designated as cash flow hedges. We are also a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts which provide for the delivery of natural gas, and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, these contracts are not subject to the accounting requirements of SFAS 133 because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business. Other contracts do not meet the definition of a derivative instrument because they represent requirements-based commitments. Although the adoption of SFAS 133 did not materially impact our results of operations or financial position during the three and nine months ended June 30, 2001, it may impact future results of operations or financial position depending upon the extent to which we use derivative instruments and their designation and effectiveness as hedges of market risk.

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)



5.       FORMATION OF HUNLOCK CREEK ENERGY VENTURES

         On December 8, 2000, our wholly owned subsidiary, UGI Development Company, contributed its coal-fired Hunlock Creek generating station ("Hunlock") and certain related assets having a net book value of $4,214, and $6,000 in cash, to Hunlock Creek Energy Ventures ("Energy Ventures"), a general partnership jointly owned by the Company and a subsidiary of Allegheny Energy, Inc. ("Allegheny"). Also on December 8, 2000, Allegheny contributed a newly constructed, gas-fired combustion turbine generator to be operated at the Hunlock site. Under the joint-venture agreement, each partner is entitled to purchase 50% of the output of the joint venture at cost. The Company's investment in Energy Ventures is being accounted for under the equity method of accounting. No gain or loss was recognized as a result of the formation of Energy Ventures. The joint venture's results did not materially impact the Company's results of operations during the three and nine months ended June 30, 2001.

                               UGI UTILITIES, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended June 30, 2001 ("2001 three-month period") with the three months ended June 30, 2000 ("2000 three-month period"); (2) the nine months ended June 30, 2001 ("2001 nine-month period") with the nine months ended June 30, 2000 ("2000 nine-month period"); and (3) the twelve months ended June 30, 2001 ("2001 twelve-month period") with the twelve months ended June 30, 2000 ("2000 twelve-month period"). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements.

2001 THREE-MONTH PERIOD COMPARED WITH 2000 THREE-MONTH PERIOD

---------------------------------------------------------------------------------------------------------------------
                                                                                          Increase
Three Months Ended June 30,                             2001            2000              (Decrease)
---------------------------------------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
       Revenues                                       $   84.5       $   59.3        $    25.2         42.5 %
       Total margin (a)                               $   31.4       $   31.7        $    (0.3)        (0.9)%
       EBITDA (b)                                     $   15.9       $   14.3        $     1.6         11.2 %
       Operating income                               $   10.8       $    9.5        $     1.3         13.7 %
       Natural gas system throughput - bcf                13.4           15.4             (2.0)       (13.0)%
       Heating degree days - % warmer
         than normal                                     (12.8)          (7.4)             -            -

ELECTRIC UTILITY:
       Revenues                                       $   19.2       $   18.3        $     0.9          4.9 %
       Total margin (a)                               $    6.8       $    9.2        $    (2.4)       (26.1)%
       EBITDA (b)                                     $    2.8       $    3.8        $    (1.0)       (26.3)%
       Operating income                               $    1.9       $    2.8        $    (0.9)       (32.1)%
       Electric sales - gwh                              209.6          205.5              4.1          2.0 %
---------------------------------------------------------------------------------------------------------------------

         bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes, i.e. gross receipts taxes. For financial statement purposes, revenue- related taxes are included in "taxes other than income taxes" on the condensed consolidated statements of income. As of January 1, 2000, the Gas Competition Act, in conjunction with a companion bill, eliminated the gross receipts tax on sales of gas.

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

GAS UTILITY. Weather in Gas Utility's service territory during the 2001 three-month period was slightly warmer than in the prior-year period. Total system throughput declined 2.0 bcf reflecting lower interruptible volumes and, to a lesser extent, lower firm delivery service volumes. The decline in interruptible delivery service volumes reflects in large part the impact of higher natural gas prices relative to oil prices which prompted fuel switching by certain of Gas Utility's customers having alternate fuel capability. In addition, throughput was negatively impacted by price-induced conservation as a result of higher natural gas prices and the slowing economy.

The increase in Gas Utility revenues is primarily the result of higher purchased gas cost ("PGC") rates associated with our firm- residential, commercial and industrial ("core-market") customers. The higher PGC rates in effect during fiscal 2001 reflect a significant increase in the market price of natural gas purchased by Gas Utility to serve its core-market customers. Gas Utility cost of gas was $53.1 million in the 2001 three-month period compared to $27.5 million in the prior year reflecting the higher PGC rates.

Gas Utility total margin decreased $0.3 million as a $1.8 million increase in core-market margin resulting from higher core-market base rates was more than offset by lower interruptible delivery service margin. The decline in interruptible margin reflects lower interruptible volumes during the 2001 three-month period as well as a decline in unit margins as a result of a less favorable spread between oil and natural gas prices resulting from higher natural gas prices.

Gas Utility EBITDA and operating income in the 2001 three-month period increased $1.6 million and $1.3 million, respectively, as the previously mentioned decrease in total margin was more than offset by lower operating and administrative expenses and a $1.1 million increase in other income. Operating expenses including taxes other than income taxes decreased $0.8 million as a $0.7 million increase in uncollectible accounts expense was more than offset principally by $2.0 million of income from an insurance recovery and reductions to (1) accruals for taxes other than income taxes and (2) SFAS 106 overcollections (see "Impact of Gas Restructuring Order" below).

ELECTRIC UTILITY. Electric Utility distribution system sales increased 4.1 gwh (2.0%) during the 2001 three-month period on weather that was comparable with the prior-year period. Electric Utility revenues increased principally as a result of the greater distribution system sales as well as off-system sales of electricity generated by Hunlock Creek Energy Ventures ("Energy Ventures"), our electricity generation joint-venture with Allegheny Energy. Electric Utility cost of sales was $11.7 million, an increase of $3.3 million, reflecting higher per-unit purchased power costs, the effect of the greater sales, and the impact on cost of sales resulting from purchasing power from Energy Ventures. Prior to the formation of Energy Ventures, our Hunlock Creek generating unit produced a substantial portion of Electric Utility's electricity requirements. Its contribution to Energy Ventures results in lower power production and depreciation expenses but requires Electric Utility to purchase a larger percentage of its electricity needs from others, including Energy Ventures.

                               UGI UTILITIES, INC.


Total Electric Utility margin declined $2.4 million as a result of higher purchased power costs. EBITDA and operating income decreased $1.0 million and $0.9 million, respectively, as the decline in total margin was partially offset by lower power production and depreciation expenses.

INTEREST EXPENSE. Interest expense was $4.5 million in the 2001 three-month period compared to $4.3 million in the prior-year period reflecting higher long-term debt outstanding.

2001 NINE-MONTH PERIOD COMPARED WITH 2000 NINE-MONTH PERIOD

-----------------------------------------------------------------------------------------------------------------------
                                                                                                    Increase
Nine Months Ended June 30,                                     2001              2000              (Decrease)
-----------------------------------------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
     Revenues                                              $  439.7        $    310.1     $    129.6         41.8 %
     Total margin                                          $  152.2        $    145.0     $      7.2          5.0 %
     EBITDA                                                $   99.1        $     96.7     $      2.4          2.5 %
     Operating income                                      $   84.1        $     82.4     $      1.7          2.1 %
     Natural gas system throughput - bcf                       66.1              67.2           (1.1)        (1.6)%
     Heating degree days - % colder
        (warmer) than normal                                    2.0             (11.1)           -            -

ELECTRIC UTILITY:
     Revenues                                              $   62.2        $     58.5     $      3.7           6.3 %
     Total margin                                          $   23.2        $     31.3     $     (8.1)        (25.9)%
     EBITDA                                                $   11.4        $     15.6     $     (4.2)        (26.9)%
     Operating income                                      $    8.6        $     12.7     $     (4.1)        (32.3)%
     Electric sales - gwh                                     716.8             689.5           27.3           4.0 %
-----------------------------------------------------------------------------------------------------------------------

GAS UTILITY. Weather in Gas Utility's service territory in the 2001 nine-month period was 2.0% colder than normal compared with weather that was 11.1% warmer than normal in the prior-year. Total distribution system throughput declined 1.1 bcf, notwithstanding the colder weather, as greater core-market sales were more than offset by lower interruptible volumes and, to a lesser extent, firm delivery service volumes. The decline in interruptible volumes reflects fuel switching by some customers having alternate fuel capability. In addition, throughput was negatively impacted by price-induced conservation and the slowing economy.

The increase in Gas Utility revenues principally reflects the impact of higher core-market PGC rates and greater core-market sales. Gas Utility cost of gas was $287.5 million compared to $161.1 million in the prior year period reflecting higher PGC rates and greater core-market sales.

Gas Utility total margin increased $7.2 million in the 2001 nine-month period as an increase in core-market margin due principally to greater core-market sales was partially offset by lower interruptible customer margin. The decline in interruptible customer margin is a result of lower interruptible unit margins reflecting a less favorable spread between oil and natural gas prices and the lower interruptible volumes.

                               UGI UTILITIES, INC.


Gas Utility EBITDA and operating income were up slightly in the 2001 nine-month period as the previously mentioned increase in total margin and greater other income was partially offset by higher operating and administrative expenses and, with respect to operating income, greater depreciation expense. Operating and administrative expenses increased $6.6 million principally reflecting the effects of a $4.1 million increase in uncollectible accounts expense, higher distribution system maintenance expense, and greater incentive compensation costs partially offset by reductions to accruals for taxes other than income taxes.

ELECTRIC UTILITY. Distribution system sales increased 4.0% in the 2001 nine-month period principally reflecting the impact of colder heating-season weather. Revenues increased $3.7 million as a result of the greater distribution system sales and, to a lesser extent, off-system sales of electricity purchased from Energy Ventures. Electric Utility cost of sales increased $11.7 million to $36.4 million reflecting higher per-unit purchased power costs, the previously mentioned impact on cost of sales from purchasing electricity from Energy Ventures, and higher costs associated with the greater sales.

Total Electric Utility margin decreased $8.1 million reflecting the higher purchased power costs. EBITDA and operating income declined $4.2 million and $4.1 million, respectively, as the previously mentioned decrease in total margin and a $0.6 million decrease in other income was partially offset by a decrease in power production expenses subsequent to the formation of Energy Ventures and lower utility realty tax expense.

INTEREST EXPENSE. Interest expense was $14.5 million in the 2001 nine-month period compared to $13.8 million in the prior-year reflecting higher levels of long-term debt outstanding.

2001 TWELVE-MONTH PERIOD COMPARED WITH 2000 TWELVE-MONTH PERIOD

---------------------------------------------------------------------------------------------------------------------
                                                                                                  Increase
Twelve Months Ended June 30,                                   2001          2000                (Decrease)
---------------------------------------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
     Revenues                                                $ 488.7         $ 353.1       $ 135.6          38.4 %
     Total margin                                            $ 178.0         $ 169.2       $   8.8           5.2 %
     EBITDA                                                  $ 107.7         $ 102.1       $   5.6           5.5 %
     Operating income                                        $  87.8         $  83.0       $   4.8           5.8 %
     Natural gas system throughput - bcf                        78.6            79.3          (0.7)         (0.9)%
     Heating degree days - % colder (warmer) than
         normal                                                  2.8           (11.6)            -             -

ELECTRIC UTILITY:
     Revenues                                                $  81.6         $  78.3       $   3.3           4.2 %
     Total margin                                            $  32.4         $  39.3       $  (6.9)        (17.6)%
     EBITDA                                                  $  15.3         $  17.4       $  (2.1)        (12.1)%
     Operating income                                        $  11.0         $  13.4       $  (2.4)        (17.9)%
     Electric sales - gwh                                      934.5           913.3           21.2          2.3 %
---------------------------------------------------------------------------------------------------------------------

                               UGI UTILITIES, INC.


GAS UTILITY. Weather in Gas Utility's service territory based upon heating degree days was 2.8% colder than normal in the 2001 twelve-month period compared to weather that was 11.6% warmer than normal in the prior year twelve-month period. Notwithstanding the impact of the colder weather on core-market sales, total system throughput declined 0.7 bcf principally reflecting lower interruptible and firm delivery service volumes and the impact of price-induced customer conservation. The decline in delivery service volumes resulted primarily from price-induced fuel switching and conservation by certain of our large industrial and commercial customers.

The significant increase in Gas Utility revenues is primarily a result of higher core-market revenues reflecting greater PGC rates as well as higher weather-related sales. Gas Utility cost of gas totaled $310.7 million in the 2001 twelve-month period compared with $178.6 million in the 2000 twelve-month period reflecting higher average PGC rates and the higher core-market sales.

Gas Utility total margin increased $8.8 million reflecting a $13.5 million increase in core-market margin partially offset by lower total margin from interruptible customers. The decline in interruptible margin reflects lower average interruptible unit margins and lower volumes delivered to these customers having alternate fuel capability.

Gas Utility EBITDA and operating income increased $5.6 million and $4.8 million, respectively, principally as a result of the increase in total margin and a $3.1 million increase in other income partially offset by an increase in operating and administrative expenses and, with respect to operating income, higher charges for depreciation. The increase in operating and administrative expenses includes, among other things, greater allowances for uncollectible accounts reflecting significantly higher 2001 twelve-month period customer bills and higher distribution system maintenance expenses.

ELECTRIC UTILITY. Distribution system sales in the 2001 twelve-month period increased 2.3% on colder heating-season weather. Revenues increased as a result of the higher distribution system sales as well as off-system sales of electricity generated by Energy Ventures. Cost of sales was $45.6 million in the 2001 twelve-month period compared to $35.8 million in the prior year. The increase reflects higher per-unit purchased power costs, the impact on cost of sales subsequent to the formation of Energy Ventures, and the higher 2001 twelve-month period sales.

Total Electric Utility margin decreased $6.9 million as a result of the higher purchased power costs. EBITDA and operating income declined less than the decline in total margin principally reflecting lower power production expenses subsequent to the formation of Energy Ventures, lower utility realty taxes and with respect to operating income, lower depreciation expense.

INTEREST EXPENSE. The greater interest expense in the 2001 twelve-month period resulted primarily from greater long-term debt outstanding.

                               UGI UTILITIES, INC.


                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's debt outstanding at June 30, 2001 totaled $261.8 million compared with $273.3 million at September 30, 2000. Included in these amounts are bank loans of $53.3 million and $100.4 million, respectively. In March 2001 and December 2000, UGI Utilities issued $30 million and $20 million, respectively, of fixed-rate five-year notes under its Medium-Term Note program. The notes bear interest at effective interest rates of 6.64% and 7.14%, respectively. The proceeds were used to repay bank loans, to fund the repayment of $15 million of maturing Medium-Term Notes in March 2001, and for working capital purposes.

CASH FLOWS

The Company's cash flows from operating activities are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are generally lowest during the first and fourth fiscal quarters. Accordingly, cash flows from operations for the nine months ended June 30, 2001 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities was $51.3 million during the nine months ended June 30, 2001. In the prior-year period, cash provided by operating activities was $78.2 million. The decrease in 2001 nine-month period operating cash flow is a result of higher cash requirements to fund working capital, primarily increases in customer accounts receivable, greater income tax payments, and lower net income. The increase in accounts receivable is a result of higher natural gas costs in the 2001 nine-month period. Cash flow from operating activities before changes in operating working capital was $60.0 million in the 2001 nine-month period, a decrease of $9.8 million from the prior-year period.

INVESTING ACTIVITIES. Expenditures for property, plant and equipment were $23.2 million in the 2001 nine-month period, equal to expenditures in the prior-year period. During the 2001 nine-month period, the Company contributed $6 million in cash to Energy Ventures in addition to its Hunlock Creek generating station and certain related assets totaling $4.2 million (see "Formation of Hunlock Creek Energy Ventures" below).

FINANCING ACTIVITIES. During the 2001 and 2000 nine-month periods, we paid dividends of $26.8 million and $36.0 million, respectively, to UGI. We also paid dividends on our redeemable preferred stock totaling $1.2 million in both periods. During the 2001 nine-month period, we issued an aggregate $50 million face value of five-year notes under our Medium-Term Note program. We used the proceeds for working capital purposes and to repay $15 million of maturing long-term debt. As a result of issuing this long-term debt, we were able to reduce our bank loans $47.1 million in the 2001 nine-month period notwithstanding the need to fund a significant increase in operating working capital. During the 2001 nine-month period, UGI made a capital contribution of $4.0 million to fund a portion of the Company's investment in Energy Ventures.

                               UGI UTILITIES, INC.


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

On occasion we use a managed program of derivative instruments including natural gas and oil futures contracts to preserve forecasted gross margin associated with certain of our natural gas customers. These contracts are generally designated as cash flow hedges. We are also a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts which provide for the delivery of natural gas, and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, these contracts are not subject to the accounting requirements of SFAS 133 because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business. Other contracts do not meet the definition of a derivative instrument because they represent requirements-based commitments. Although the adoption of SFAS 133 did not materially impact our results of operations or financial position during the three and nine months ended June 30, 2001, it may impact future results of operations or financial position depending upon the extent to which we use derivative instruments and their designation and effectiveness as hedges of market risk.

FORMATION OF HUNLOCK CREEK ENERGY VENTURES

On December 8, 2000, our wholly owned subsidiary, UGI Development Company, contributed its coal-fired Hunlock Creek generating station ("Hunlock") and certain related assets having a net book value of $4.2 million, and $6 million in cash, to Hunlock Creek Energy Ventures ("Energy Ventures"), a general partnership jointly owned by the Company and a subsidiary of Allegheny Energy, Inc. ("Allegheny"). Also on December 8, 2000, Allegheny contributed a newly constructed, gas-fired combustion turbine generator to be operated at the Hunlock site. Under the joint-venture agreement, each partner is entitled to purchase 50% of the output of the joint venture at cost. The Company's investment in Energy Ventures is being accounted for under the equity method of accounting. The joint venture's results did not materially impact the Company's results of operations during the three and nine months ended June 30, 2001.

IMPACT OF GAS RESTRUCTURING ORDER

On June 29, 2000, the Pennsylvania Public Utility Commission ("PUC") issued its order ("Gas Restructuring Order") approving Gas Utility's restructuring plan filed by Gas Utility pursuant to Pennsylvania's Natural Gas Choice and Competition Act. Among other things, the implementation of the Gas Restructuring Order resulted in an increase in Gas Utility base rates effective October 1, 2000. This base rate increase is designed to generate approximately $16.7 million in additional annual revenues. The Gas Restructuring Order also provides that effective October 1, 2000, Gas Utility must reduce its PGC rates by an amount sufficient to result in a total

                               UGI UTILITIES, INC.


reduction in PGC revenues of $16.7 million in the first year of the base rate increase. As a result of the increase in base rates and the PGC refund mechanism described above, Gas Utility's operating results are more sensitive to the effects of heating-season weather beginning in fiscal 2001.

Beginning in fiscal 2002, Gas Utility is required to reduce its PGC rates by an amount equal to the revenues it receives from customers served under interruptible rates who do not obtain their own pipeline capacity. As a result, Gas Utility expects that beginning in fiscal 2002 operating results will be less sensitive to the market prices of alternative fuels than in prior fiscal years.

On May 24, 2001, the PUC approved Gas Utility's application for approval to transfer its liquefied natural gas ("LNG") and propane air ("LP") facilities, along with related assets, to an unregulated affiliate, UGI Energy Services, Inc., a second-tier, wholly owned subsidiary of UGI. The associated reduction in Gas Utility's base rates, adjusted for the impact of the transfer on net operating expenses, is not expected to have a material effect on Gas Utility's results of operations. Gas Utility expects to transfer the LNG and LP assets, which are not material to its total assets, on or about September 30, 2001. The PUC's May 24 order also finalizes certain provisions of Gas Utility's gas restructuring proceeding relating to customer choice settlement provisions, including expanding Gas Utility's customer assistance program ("CAP Program"). The May 24, 2001 order authorizes Gas Utility to transfer certain excess recoveries of costs determined under SFAS 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" as credits against CAP Program costs.

ACCOUNTING PRINCIPLES NOT YET ADOPTED

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

Under the provisions of SFAS 141, all business combinations initiated after June 30, 2001 are required to be accounted for using the purchase method of accounting. SFAS 141 also establishes specific criteria for the recognition of intangible assets separate from goodwill acquired in a purchase business combination.

SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 addresses the financial accounting and reporting for intangible assets acquired individually or with a group of other assets (excluding those acquired in a business combination) at acquisition, and also addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS 142, a recognized intangible asset will be amortized

                               UGI UTILITIES, INC.


over its useful life unless that life is determined to be indefinite. Goodwill, and intangible assets determined to have an indefinite useful life, will no longer be amortized. SFAS 142 also establishes a new method of testing goodwill for impairment. Goodwill will be tested for impairment at least annually. Other intangible assets with indefinite lives will also be tested for impairment at least annually by comparing the fair values of those assets with their recorded amounts. The provisions of SFAS 142 are required to be applied to all goodwill and other intangible assets recognized in an entity's statement of financial position in fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001. The provisions of SFAS 142 will be initially applied at the beginning of a fiscal year.

The Company plans to adopt the provisions of SFAS 142 effective October 1, 2001. Because the Company does not currently have significant intangible assets resulting from prior business acquisitions, the Company does not expect the adoption of SFAS 142 will have a material impact on its results of operations or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of the Company's 2000 Annual Report.

                               UGI UTILITIES, INC.


                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)      List of Exhibits:

             12.1     Computation of ratio of earnings to fixed charges.

             12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends.

    (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 2001.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      UGI Utilities, Inc.
                                      -------------------
                                         (Registrant)








Date:  August 14, 2001                By:      /s/ J.C. Barney
----------------------                ------------------------------------------
                                      J. C. Barney, Senior Vice President -
                                      Finance
                                      (Principal Financial Officer)

                                 EXHIBIT INDEX

         Exhibit No.                Description
         -----------                -----------

               12.1    Computation of ratio of earnings to fixed charges

               12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends