Form 10-K405
period 2001-09-30
UGI UTILITIES INC
filed 2001-12-21
CIK 100548

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

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

YES   X  .   NO     .
    -----       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At December 1, 2001 there were 26,781,785 shares of UGI Utilities Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                                TABLE OF CONTENTS

                                                                                                           PAGE
PART I                         BUSINESS

        Items 1 and 2           Business and Properties...................................................    2
                                  General.................................................................    2
                                  Gas Utility Operations..................................................    2
                                  Electric Utility Operations.............................................    6

        Item 3                  Legal Proceedings.........................................................   11

        Item 4                  Submission of Matters to a Vote of
                                  Security Holders........................................................   13

PART II                         SECURITIES AND FINANCIAL INFORMATION

        Item 5                  Market for Registrant's Common Equity
                                  and Related Stockholder Matters.........................................   13

        Item 6                  Selected Financial Data...................................................   14

        Item 7                  Management's Discussion and Analysis of Financial
                                Condition and Results of Operations.......................................   15

        Item 7A                 Quantitative and Qualitative Disclosures About Market Risk................   25

        Item 8                  Financial Statements and Supplementary Data...............................   25

        Item 9                  Changes in and Disagreements with Accountants
                                  on Accounting and Financial Disclosure..................................   25

PART III               UGI UTILITIES, INC. MANAGEMENT AND SECURITY HOLDERS

        Item 10                 Directors and Executive Officers of the Registrant........................   26

        Item 11                 Executive Compensation....................................................   31

        Item 12                 Security Ownership of Certain Beneficial
                                  Owners and Management...................................................   39

        Item 13                 Certain Relationships and Related
                                  Transactions............................................................   41

PART IV                ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

        Item 14                 Exhibits, Financial Statement Schedules
                                  and Reports on Form 8-K.................................................   41

                                Signatures................................................................   45

                                Index to Financial Statements and
                                Financial Statement Schedule..............................................   F-2

                                      (i)

PART I:  BUSINESS

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES


GENERAL

         UGI Utilities, Inc. ("Utilities" or the "Company") is a public utility company that owns and operates (i) a natural gas distribution utility serving 14 counties in eastern and southeastern Pennsylvania ("Gas Utility"), and (ii) an electric utility serving parts of Luzerne and Wyoming counties in northeastern Pennsylvania ("Electric Utility"). In response to state deregulation legislation, effective October 1, 1999 we transferred our electric generation assets to our non-utility subsidiary, UGI Development Company ("UGID"). UGID contributed certain of its generation assets to a joint venture with a subsidiary of Allegheny Energy, Inc. in December 2001. We are a wholly owned subsidiary of UGI Corporation ("UGI").

         Utilities was incorporated in Pennsylvania in 1925 as the successor to a business founded in 1882. We are subject to regulation by the Pennsylvania Public Utility Commission ("PUC"). Our executive offices are located at 100 Kachel Boulevard, Suite 400, Green Hills Corporate Center, Reading, Pennsylvania 19607, and our telephone number is (610) 796-3400. In this report, the terms "Company" and "Utilities," as well as the terms, "our," "we," and "its," are sometimes used to refer to UGI Utilities, Inc. or, collectively, UGI Utilities, Inc. and its consolidated subsidiaries.


GAS UTILITY OPERATIONS

NATURAL GAS CHOICE AND COMPETITION ACT

         On June 22, 1999, Pennsylvania's Natural Gas Choice and Competition Act ("Gas Competition Act") was signed into law. The purpose of the Gas Competition Act was to provide all natural gas consumers in Pennsylvania with the ability to purchase their gas supplies from the supplier of their choice. Under the Gas Competition Act, natural gas distribution companies ("NGDCs") like Gas Utility may continue to sell gas to customers, and such sales of gas, as well as distribution services provided by NGDCs, continue to be subject to price regulation by the Pennsylvania Public Utility Commission ("PUC").

         Generally, Pennsylvania NGDCs will serve as the supplier of last resort for all residential and small commercial and industrial customers unless the PUC approves another supplier of last resort. The Gas Competition Act requires energy marketers seeking to serve customers of NGDCs to accept assignment of a portion of the NGDC's interstate pipeline capacity and storage contracts at contract rates, thus avoiding the creation of stranded costs.

         On October 1, 1999, Gas Utility filed its restructuring plan with the PUC pursuant to the Gas Competition Act. On June 29, 2000, the PUC entered its order ("Gas Restructuring Order") approving Gas Utility's restructuring plan substantially as filed. Gas Utility designed its restructuring plan to ensure reliability of gas supply deliveries to Gas Utility on behalf of residential and small commercial customers. In addition, the plan changed Gas Utility's base rates for firm customers. It also changed the calculation of purchased gas cost rates. See "Utility Regulation and Rates."

         Since October 1, 2000, all of Gas Utility's customers have had the option to purchase their gas supplies from an alternative gas supplier. Large commercial and industrial customers of Gas Utility have been able to purchase their gas from other suppliers since 1982. During fiscal year 2001, no third party supplier qualified to serve any residential or small commercial customer in Gas Utility's service territory. Management believes neither the Gas Competition Act nor the Gas Restructuring Order will have a material adverse impact on the Company's financial condition or results of operations.

SERVICE AREA; REVENUE ANALYSIS

         Gas Utility distributes natural gas to approximately 277,000 customers in portions of 14 eastern and southeastern Pennsylvania counties through its distribution system of approximately 4,600 miles of gas mains. The service area consists of approximately 3,000 square miles and includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon and Reading, Pennsylvania. Located in Gas Utility's service area are major production centers for basic industries such as specialty metals, aluminum and glass. For the fiscal years ended September 30, 2001, 2000 and 1999, revenues of Gas Utility accounted for approximately 86%, 82% and 82%, respectively, of our total consolidated revenues.

         System throughput (the total volume of gas sold to or transported for customers within Gas Utility's distribution system) for the 2001 fiscal year was approximately 77.3 billion cubic feet ("bcf"). System sales of gas accounted for approximately 45% of system throughput, while gas transported for commercial and industrial customers (who bought their gas from others) accounted for approximately 55% of system throughput. Based on industry data for 1999, residential customers account for approximately 33% of total system throughput by local gas distribution companies in the United States. By contrast, for the 2001 fiscal year, Gas Utility's residential customers represented 26% of its total system throughput.

SOURCES OF SUPPLY AND PIPELINE CAPACITY

         Gas Utility meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with producers and marketers, and storage and transportation service contracts. These arrangements enable Gas Utility to purchase gas from Gulf Coast, Mid-Continent, Appalachian and Canadian sources. For the transportation and storage function, Utilities has agreements with a number of pipeline companies, including Texas Eastern Transmission Corporation, Columbia Gas Transmission Corporation and Transcontinental Gas Pipeline Corporation.

GAS SUPPLY CONTRACTS

         During fiscal year 2001, Gas Utility purchased approximately 37 bcf of natural gas for sale to customers. Approximately 92% of the volumes purchased were supplied under agreements with nine major suppliers of natural gas. The remaining 8% of gas purchased was supplied by 30 producers and marketers. Gas supply contracts are generally no longer than one year.

SEASONAL VARIATION

         Because many of its customers use gas for heating purposes, Gas Utility's sales are seasonal. Approximately 61% of fiscal year 2001 throughput and approximately 71% of earnings before interest expense, income taxes, depreciation and amortization occurred during the winter season from November through March.

COMPETITION

         Natural gas is a fuel that competes with electricity and oil, and to a lesser extent, with propane and coal. Competition among these fuels is primarily a function of their comparative price and the relative cost and efficiency of fuel utilization equipment. Electric utilities in Gas Utility's service area are seeking new load, primarily in the new construction market. Fuel oil dealers compete for customers in all categories, including industrial customers. Gas Utility responds to this competition with marketing efforts designed to retain and grow its customer base.

         In substantially all of its service territory, Gas Utility is the only regulated gas distribution utility having the right, granted by the PUC or by law, to provide gas distribution services. Under the Gas Competition Act, retail customers may purchase their natural gas from a supplier other than Gas Utility. Commercial and industrial customers in Gas Utility's service territory have been able to do this since 1982. Gas Utility will provide transportation services for residential and small commercial retail customers who purchase natural gas from others, however, as of December 1, 2001, no marketer had qualified to serve those customers.

         Many of Gas Utility's commercial and industrial customers have the ability to switch to an alternate fuel at any time and, therefore, are served on an interruptible basis under rates which are competitively priced with respect to their alternate fuel. Gas Utility's profitability from these customers, therefore, is affected by the difference, or "spread," between the customers' delivered cost of gas and the customers' delivered alternate fuel cost. See "Utility Regulation and Rates - Gas Utility Rates." Commercial and industrial customers representing 17% of total system throughput have locations which afford them the option, although none has exercised it, of seeking transportation service directly from interstate pipelines, thereby bypassing Gas Utility. The majority of customers in this group are served under transportation contracts having three- to twenty-year terms. Included in these two groups are Utilities' ten largest customers in terms of annual volume. All of these customers have contracts with Utilities, eight of which extend into fiscal year 2004. No single customer represents, or is anticipated to represent, more than 1% of the total revenues of Gas Utility.

OUTLOOK FOR GAS SERVICE AND SUPPLY

         Gas Utility anticipates having adequate pipeline capacity and sources of supply available to it to meet the full requirements of all firm customers on its system through fiscal year 2002. Supply mix is diversified, market priced, and delivered pursuant to a number of long- and short-term firm transportation and storage arrangements, including transportation contracts held by some of Utilities' larger customers.

         During fiscal year 2001, Gas Utility supplied transportation service to two major cogeneration installations and two utility generation sites. Gas Utility continues to pursue opportunities to supply natural gas to electric generation projects located in its service territory. Gas Utility also continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In the residential market sector, Gas Utility connected approximately 8,300 residential heating customers during fiscal year 2001, a 5% increase from the previous year. Of those new customers, new home construction accounted for over 6,000 heating customers. Customers converting from other energy sources, primarily oil, and existing non-heating gas customers who have added gas heating systems to replace other energy sources, accounted for the balance of the additions. The number of new commercial and industrial customers was over 1,000.

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

ELECTRIC UTILITY OPERATIONS

ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

         On January 1, 1997, Pennsylvania's Electricity Generation Customer Choice and Competition Act ("ECC Act") became effective. The ECC Act permits all Pennsylvania retail electric customers to choose their electric generation supplier. Pursuant to the Act, all electric utilities were required to file restructuring plans with the PUC which, among other things, included unbundled prices for electric generation, transmission and distribution and a competitive transition charge (CTC) for the recovery of "stranded costs" which would be paid by all customers receiving distribution service. Stranded costs generally are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Under the ECC Act, Electric Utility generally may not increase prices for electric generation as long as stranded costs are being recovered through the CTC. In accordance with the restructuring proceedings discussed below, Utilities expects to collect a CTC from commercial and industrial customers until September 2002 and from all other distribution customers until May 2003. Under the ECC Act, Electric Utility remains obligated to provide energy at the capped rates to customers who do not choose alternate suppliers. Electric Utility will continue to be the only regulated electric utility having the right, granted by the PUC or by law, to distribute electric energy in its service territory.

         On June 19, 1998, the PUC entered its Opinion and Order (the "Restructuring Order") in Electric Utility's restructuring proceeding under the ECC Act. The Restructuring Order authorized Electric Utility to recover from its customers approximately $32.5 million in stranded costs (on a full revenue requirements basis, which includes all income and gross receipts taxes) over a four-year period which commenced January 1, 1999 through a CTC, together with carrying charges on unrecovered balances of 7.94%. Electric Utility's recoverable stranded costs include approximately $8.7 million for the termination of a 1993 power purchase agreement with Foster Wheeler Penn Resources, Inc., an independent power producer. Since January 1, 1999, all of Electric Utility's customers have been permitted to select an alternative electric generation supplier. Customers choosing another supplier currently receive an average generation "shopping credit" (developed from system-wide generation rates) of 4.3 cents per kilowatt hour ("kwh"), which will remain in effect until recovery of the CTC is complete.

         Electric Utility estimates that its power generation rates will remain capped for commercial and industrial customers until September 2002 and for all other customers until May 2003. Because Electric Utility has discontinued regulatory accounting, which permitted it to adjust customer charges to reflect changes in Electric Utility's power costs, quarterly results have been, and future results are likely to be, more volatile than they were prior to deregulation, due in large part to seasonal variations in such costs. Results will also be affected by the number of customers who choose to purchase their power from other suppliers during any given time period.

SERVICE AREA; REVENUE ANALYSIS

         Electric Utility supplies electric service to approximately 61,400 customers in portions of Luzerne and Wyoming Counties in northeastern Pennsylvania through a system consisting of approximately 2,100 miles of transmission and distribution lines and 14 transmission substations. For fiscal year 2001, about 51% of sales volume came from residential customers, 32% from commercial customers and 9% from industrial customers. Non-tariff sales of electricity and miscellaneous income accounted for 8% of sales volume. Electricity transported for customers who purchased their power from others pursuant to the ECC Act represented approximately 2% of fiscal year 2001 sales volume. For the 2001, 2000 and 1999 fiscal years, revenues of Electric Utility accounted for approximately 14%, 18% and 18%, respectively, of our total consolidated revenues.

SOURCES OF SUPPLY

         Effective October 1, 1999, Utilities transferred its electric generation assets to its non-utility subsidiary, UGI Development Company ("UGID"). These generation assets consisted principally of Utilities' Hunlock generating station ("Hunlock Station"), located near Kingston, Pennsylvania and its 1.11% interest in the Conemaugh generating station ("Conemaugh Station"), located near Johnstown, Pennsylvania. Effective December 8, 2000, UGID entered into a partnership with a subsidiary of Allegheny Energy, Inc. for the purpose of owning and operating electric generation facilities. UGID contributed Hunlock Station, coal inventory and $6 million to the partnership and Allegheny contributed a 44 megawatt gas combustion electric generator. UGID has the right to purchase half the output of the partnership's generation at cost. During fiscal year 2001, Electric Utility purchased approximately 30% of its energy requirements from UGID. Electric Utility has contracts in place or control over generation representing most of its expected on-peak energy requirements for fiscal year 2002. It plans to meet the balance of its energy needs with short-term contracts and spot market purchases.

         Electric Utility distributes both electricity that it purchases from others (including UGID) and electricity that customers purchase from other suppliers. At September 30, 2001, alternate suppliers served customers representing less than 2% of system load. Electric Utility expects to continue to provide energy to the great majority of its customers.

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

SEASONALITY

         Sales and distribution of electricity for residential heating purposes accounted for approximately 21% of the total sales of Electric Utility during fiscal year 2001. Electricity competes with natural gas, oil, propane and other heating fuels in this use. Approximately 54% of volume occurred during the six coldest months of fiscal year 2001 (November through April), demonstrating modest seasonality favoring winter due to the use of electricity for residential heating purposes.


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

FERC ORDERS 888 AND 889

         In April 1996, FERC issued Orders No. 888 and 889, which established rules for the use of electric transmission facilities for wholesale transactions. FERC has also asserted jurisdiction over the transmission component of electric retail choice transactions. In compliance with these orders, the PJM Interconnection, LLC ("PJM"), of which Utilities is a member, has filed an open access transmission tariff with the FERC establishing transmission rates and procedures for transmission within the PJM control area. Under the PJM tariff and associated agreements, Electric Utility is entitled to receive certain revenues when its transmission facilities are used by third parties.

GAS UTILITY RATES

         The Gas Restructuring Order included an increase in firm, core-market base rates, effective October 1, 2000. The increase, calculated in accordance with the Gas Competition Act, was designed to generate approximately $16.7 million in additional annual revenues. The Order also provided that Gas Utility reduce its purchased gas cost rates by an annualized amount of $16.7 million for the first 14 months following the base rate increase.

         Beginning December 1, 2001, Gas Utility must reduce its purchased gas cost rates by an amount equal to the margin it receives from customers served under interruptible rates to the extent they use capacity contracted for by Gas Utility for core-market requirements. As a result of these changes in its regulated rates, Gas Utility expects that the risk to operating results associated with year- to- year fluctuations in interruptible revenues will be mitigated and that operating results will be more sensitive to heating season weather and less sensitive to market prices of alternative fuel than in the past.

         BASE RATES

         As stated above, Gas Utility's current base rates went into effect October 1, 2000 pursuant to The Gas Restructuring Order. See Note 2 to the Company's Consolidated Financial Statements.

         PURCHASED GAS COST RATES

         Gas Utility's gas service tariff contains Purchased Gas Cost ("PGC") rates which provide for annual increases or decreases in the rate per thousand cubic feet ("mcf") which Gas Utility charges for natural gas sold by it, to reflect Utilities' projected cost of purchased gas. PGC rates may also be adjusted quarterly, or monthly, to reflect purchased gas costs. Each proposed annual PGC rate is required to be filed with the PUC six months prior to its effective date. During this period the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels which meet that standard. The PGC mechanism also provides for an annual reconciliation. Utilities has two PGC rates. PGC (1) is applicable to small, firm, core market customers consisting of the residential and small commercial and industrial classes; PGC (2) is applicable to firm, contractual, high-load factor customers served on three separate rates. In addition, residential customers maintaining a high load factor may qualify for the PGC (2) rate. The Gas Restructuring Order provided for initial adjustments to Gas Utility's PGC rates as described above, as well as ongoing adjustments, commencing December 1, 2001, to reflect margins, if any, from interruptible rate customers who do not obtain their own pipeline capacity.

ELECTRIC UTILITY RATES

         Electric Utility's rates for electric generation are capped through approximately September 2002 for commercial and industrial customers and approximately May 2003 for all other customers. See "Electricity Generation Customer Choice and Competition Act." The ECC Act obligates Electric Utility to act as "provider of last resort" to customers who do not choose alternate generation suppliers. Electric Utility is actively participating in the regulatory process to ensure that Electric Utility recovers all its costs of providing generation when the rate cap period ends.

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

         Utilities is subject to the requirements of the federal Resource Conservation and Recovery Act, CERCLA and comparable state statutes with respect to the release of hazardous substances on property owned or operated by Utilities. See ITEM 3. "LEGAL PROCEEDINGS -- Environmental Matters-Manufactured Gas Plants." The electric generation activities of Utilities are also subject to the Clean Air Act Amendments, the Federal Water Pollution Control Act and comparable state statutes and regulations. See "ELECTRIC UTILITY OPERATIONS -- Environmental Factors."

EMPLOYEES

         At September 30, 2001, Utilities and its subsidiaries had approximately 1,100 employees.


BUSINESS SEGMENT INFORMATION

         The table stating the amounts of revenues, operating income (loss) and identifiable assets attributable to Utilities' operating segments for the 2001, 2000 and 1999 fiscal years appears in Note 10 "Segment Information" of Notes to Consolidated Financial Statements included in this Report and is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

         With the exception of the matters set forth below, no material legal proceedings are pending involving Utilities, any of its subsidiaries or any of their properties, and no such proceedings are known to be contemplated by governmental authorities.

Environmental Matters - Manufactured Gas Plants

         In the late 1800s through the mid-1900s, UGI Utilities and its former subsidiaries owned and operated a number of manufactured gas plants ("MGPs") prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MGPs. Between 1882 and 1953, UGI Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the business of some gas companies under agreement. Pursuant to the requirements of the Public Utility Holding Company Act of 1935, UGI Utilities divested all of its utility operations other than those which now constitute Gas Utility and Electric Utility.

         UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because UGI Utilities is currently permitted to include in rates, through future base rate proceedings, prudently incurred remediation costs associated with such sites. UGI Utilities has been notified of several sites outside Pennsylvania on which (1) MGPs were formerly operated by it or owned or operated by its former subsidiaries and (2) either environmental agencies or private parties are investigating the extent of environmental contamination or performing environmental remediation. UGI Utilities is currently litigating two claims against it relating to out-of-state sites.

         Fishbein Family Partnership v. PPG Industries, Inc., et al. In July 1993, Public Service Electric and Gas Company ("PSE&G") joined Utilities as a third-party defendant in a civil action in the United States District Court for the District of New Jersey, seeking damages as a result of contamination relating to the former manufactured gas plant operations at Halladay Street in Jersey City, New Jersey. The case principally involved claims by the Fishbein Family Partnership against PPG Industries, Inc. for damages associated with chemical contamination unrelated to gas plant operations. In November 2001, the parties agreed voluntarily to dismiss all claims by and against PSE&G without prejudice. Thus, all claims against Utilities will be dismissed, although they could be re-instituted in the future.

         Consolidated Edison Company of New York v. UGI Utilities, Inc. On September 20, 2001, Consolidated Edison Company of New York ("ConEd") filed suit against UGI Utilities, Inc. in the United States District Court for the Southern District of New York, seeking contribution from Utilities for an allocated share of response costs associated with investigating and assessing gas plant related contamination at former manufactured gas plant sites in eleven communities in Westchester County, New York. The complaint alleges that Utilities "owned and operated" the plants prior to 1904. The complaint also seeks a declaration that Utilities is responsible for an allocated percentage of future investigative and remedial costs at the sites. ConEd has not stated the amount of the costs it has incurred to date and has provided no information on which Utilities could make an estimate. Utilities is currently investigating its involvement at these sites.

         EnergyNorth Natural Gas, Inc. v. UGI Utilities, Inc. By letter dated October 26, 2000, EnergyNorth Natural Gas, Inc. ("EnergyNorth") notified Utilities that it has filed suit in the United States District Court for the District of New Hampshire, seeking contribution from Utilities for response and remediation costs associated with contamination on the site of a former manufactured gas plant allegedly operated by former subsidiaries of Utilities. EnergyNorth has not stated the amount of the costs and has provided no information on which Utilities could make an estimate. Utilities is currently investigating its involvement with this site and is actively defending the suit.


         Management believes that under applicable law UGI Utilities should not be liable in those instances in which a former subsidiary operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by former subsidiaries of UGI Utilities, if a court were to conclude that the subsidiary's separate corporate form should be disregarded.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the last fiscal quarter of fiscal year 2001.


PART II:  SECURITIES AND FINANCIAL INFORMATION


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

         All of the outstanding shares of the Company's Common Stock are owned by UGI and are not publicly traded.


DIVIDENDS

         Cash dividends declared on the Company's Common Stock totaled $35.3 million in fiscal year 2001, $44 million in fiscal year 2000 and $29 million in fiscal year 1999. In addition, during fiscal year 2001, the Company declared a non-cash dividend of property with a net book value of $4.3 million.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                            Year Ended
                                                                           September 30,
                                           ----------------------------------------------------------------------------
                                              2001            2000             1999             1998             1997
                                              ----            ----             ----             ----             ----
                                                                  (Thousands of dollars)
FOR  THE  PERIOD:
INCOME STATEMENT DATA:
    Revenues                               $584,762         $436,942         $420,647         $422,283         $461,208
                                           ========         ========         ========         ========         ========

    Net income                             $ 48,137         $ 50,476         $ 38,868         $ 35,551         $ 38,711
    Dividends on preferred stock              1,550            1,550            1,550            2,160            2,764
                                           --------         --------         --------         --------         --------

    Net income after dividends
         on preferred stock                $ 46,587         $ 48,926         $ 37,318         $ 33,391         $ 35,947
                                           ========         ========         ========         ========         ========

AT  PERIOD  END:
BALANCE SHEET DATA:
    Total assets                           $784,409         $751,137         $717,169         $690,317         $681,378
                                           ========         ========         ========         ========         ========

    Capitalization:
        Debt:
          Bank loans                       $ 57,800         $100,400         $ 87,400         $ 68,400         $ 67,000
          Long-term debt including
            current maturities:             208,477          172,924          180,047          187,170          169,294
                                           --------         --------         --------         --------         --------
          Total debt                        266,277          273,324          267,447          255,570          236,294

        Preferred stock subject to
             mandatory redemption            20,000           20,000           20,000           20,000           35,187
        Common equity                       235,757          224,473          219,560          211,242          200,494
                                           --------         --------         --------         --------         --------
    Total capitalization                   $522,034         $517,797         $507,007         $486,812         $471,975
                                           ========         ========         ========         ========         ========

RATIO OF CAPITALIZATION:
    Total debt                                 51.0%            52.8%            52.8%            52.5%            50.0%
    UGI Utilities preferred stock               3.8%             3.9%             3.9%             4.1%             7.5%
    Common equity                              45.2%            43.3%            43.3%            43.4%            42.5%
                                           --------         --------         --------         --------         --------
                                              100.0%           100.0%           100.0%           100.0%           100.0%
                                           ========         ========         ========         ========         ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 2001 COMPARED WITH FISCAL 2000

                                                                                  Increase
Year Ended September 30,                     2001           2000                 (Decrease)
------------------------                     ----           ----                 ----------
(Millions of dollars)
GAS UTILITY:
     Revenues                               $500.8         $359.0          $141.8           39.5%
     Total margin (a)                       $177.9         $170.8          $  7.1            4.2%
     EBITDA (b)                             $108.0         $105.3          $  2.7            2.6%
     Operating income                       $ 87.8         $ 86.2          $  1.6            1.9%
     System throughput - bcf                  77.3           79.7            (2.4)          (3.0)%
     Degree days - % colder (warmer)
          than normal                          2.0%          (9.9)%            --             --

ELECTRIC UTILITY:
     Revenues                               $ 83.9         $ 77.9          $  6.0            7.7%
     Total margin (a)                       $ 28.6         $ 40.5          $(11.9)         (29.4)%
     EBITDA (b)                             $ 14.3         $ 19.6          $ (5.3)         (27.0)%
     Operating income                       $ 10.7         $ 15.1          $ (4.4)         (29.1)%
     Distribution sales - gwh                945.5          907.2            38.3            4.2%

bcf - billions of cubic feet.   gwh - millions of kilowatt hours.

(a) Total margin represents revenues less cost of sales and revenue-related taxes, i.e. gross receipts taxes. For financial statement purposes, gross receipts taxes are included in "taxes other than income taxes" on the Consolidated Statements of Income. As of January 1, 2000, Pennsylvania's Natural Gas Choice and Competition Act eliminated the gross receipts tax on sales of natural gas.

(b) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States.

GAS UTILITY. Although temperatures based upon heating degree days were colder in Fiscal 2001, total system throughput declined 3.0% as the impact of the colder weather was more than offset by lower interruptible and firm delivery service volumes, the impact of price-induced customer conservation, and the effects of a slowing economy. Natural gas prices were significantly higher in Fiscal 2001 than in the prior year. The higher prices resulted in fuel switching by many of our interruptible customers, who have the ability to switch to alternate fuels, and encouraged price-induced conservation by many of our firm customers. Throughput to our firm-residential, commercial and industrial ("core-market") customers increased 3.3 bcf (10.6%) reflecting the impact of the colder Fiscal 2001 weather.

The significant increase in Gas Utility revenues is primarily a result of higher core-market revenues reflecting greater purchased gas cost ("PGC") rates and higher off-system sales revenues. Gas Utility's tariffs permit it to pass through prudently incurred gas costs to its core- market customers through higher PGC rates.

Gas Utility cost of gas totaled $322.9 million in Fiscal 2001 compared with $184.2 million in Fiscal 2000 principally reflecting the higher average PGC rates and, to a lesser extent, higher core-market and off-system sales.

Gas Utility total margin increased $7.1 million reflecting a $12.1 million increase in core-market margin partially offset by lower total margin from interruptible customers. The decline in interruptible margin reflects lower average interruptible unit margins due to a decline in the spread between oil and natural gas prices and the lower interruptible throughput.

Gas Utility EBITDA increased $2.7 million as the previously mentioned increase in total margin and higher pension income resulting primarily from the impact of investment gains in prior years was partially offset by higher operating and administrative expenses. The increase in operating and administrative expenses includes, among other things, greater allowances for uncollectible accounts reflecting significantly higher Fiscal 2001 customer bills and lower income from environmental insurance litigation settlements. Such settlements totaled $0.9 million in Fiscal 2001 compared with $4.5 million in Fiscal 2000. Depreciation expense increased $1.1 million reflecting greater depreciation associated with distribution system capital expenditures.

ELECTRIC UTILITY. Distribution system sales in Fiscal 2001 increased 4.2% on favorable weather. Revenues increased as a result of the higher distribution system sales as well as off-system sales of electricity generated by Energy Ventures, our joint-venture electricity generation business (see "Regulatory Matters" below). Cost of sales totaled $51.9 million in Fiscal 2001 compared to $33.9 million in the prior year. The increase reflects higher per-unit purchased power costs, the impact on cost of sales resulting from the formation of Energy Ventures, and the higher Fiscal 2001 sales.

Electric Utility total margin decreased $11.9 million as a result of the higher purchased power costs. Because the generation component of Electric Utility's rates are currently subject to rate caps, increases in the cost of electricity purchased by Electric Utility negatively impacts earnings. EBITDA declined less than the decline in total margin principally reflecting lower power production expenses subsequent to the formation of Energy Ventures and lower utility realty taxes. Depreciation expense decreased $0.9 million reflecting the impact of the formation of Energy Ventures.

INTEREST EXPENSE. The greater interest expense in Fiscal 2001 resulted primarily from greater long-term debt outstanding.

FISCAL 2000 COMPARED WITH FISCAL 1999

Year Ended September 30,                          2000            1999                 Increase
------------------------                          ----            ----                 --------
(Millions of dollars)
GAS UTILITY:
     Revenues                                    $359.0          $345.6          $ 13.4          3.9%
     Total margin                                $170.8          $160.6          $ 10.2          6.4%
     EBITDA                                      $105.3          $ 87.0          $ 18.3         21.0%
     Operating income                            $ 86.2          $ 68.0          $ 18.2         26.8%
     System throughput - bcf                       79.7            76.1             3.6          4.7%
     Degree days - % (warmer) than normal          (9.9)%         (12.8)%            --           --

ELECTRIC UTILITY:
     Revenues                                    $ 77.9          $ 75.0          $  2.9          3.9%
     Total margin                                $ 40.5          $ 38.6          $  1.9          4.9%
     EBITDA                                      $ 19.6          $ 16.8          $  2.8         16.7%
     Operating income                            $ 15.1          $ 12.8          $  2.3         18.0%
     Distribution sales - gwh                     907.2           900.4             6.8          0.8%


GAS UTILITY. Weather in Gas Utility's service territory was 9.9% warmer than normal in Fiscal 2000 but 3.8% colder than in Fiscal 1999. The increase in system throughput during Fiscal 2000 resulted from higher interruptible delivery service volumes and higher sales to our core-market customers.

The increase in Gas Utility's revenues during Fiscal 2000 principally resulted from (1) a $13.1 million increase in core-market revenues reflecting higher sales and higher average PGC rates partially offset by the impact of the elimination of gross receipts tax revenue effective January 1, 2000 pursuant to Pennsylvania's Gas Competition Act and (2) a $5.9 million increase in revenues from interruptible customers. These increases in revenue were partially offset by lower off-system sales and firm delivery service revenues. Gas Utility cost of gas was $184.2 million in Fiscal 2000 compared with $172.0 million in Fiscal 1999. The increase reflects higher average PGC rates and higher core-market sales partially offset by lower costs associated with the decline in off-system sales.

Gas Utility total margin increased $10.2 million reflecting (1) a $4.2 million increase in total interruptible retail and interruptible delivery service margin; (2) a $4.9 million increase in core- market margin; and (3) slightly higher firm delivery service total margin.

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

INTEREST EXPENSE. The higher interest expense in Fiscal 2000 is primarily a result of greater levels of bank loan debt outstanding.



FINANCIAL CONDITION AND LIQUIDITY


CAPITALIZATION AND LIQUIDITY

Utilities' debt outstanding at September 30, 2001 totaled $266.3 million. Included in this amount is $57.8 million under revolving credit agreements.

Utilities may borrow up to a total of $97 million under its revolving credit agreements. The revolving credit agreements contain financial covenants including interest coverage ratios, minimum working capital, and minimum tangible net worth. In November 2001, Utilities filed a shelf registration statement with the U.S. Securities and Exchange Commission covering a total of $123 million of debt securities. The registration statement was declared effective on November 6, 2001.

Management believes that Utilities' cash flow from operations and borrowings under its bank credit agreements will satisfy Utilities' cash needs in Fiscal 2002. For a more detailed discussion of Utilities' debt and credit facilities, see Note 3 to Consolidated Financial Statements.

CASH FLOWS

OPERATING ACTIVITIES. Cash provided by operating activities was $76.1 million in Fiscal 2001 compared to $81.4 million in Fiscal 2000. Cash flow before changes in operating working capital was $72.3 million in Fiscal 2001 compared with $83.3 million in Fiscal 2000. Changes in operating working capital provided $3.8 million of cash in Fiscal 2001. In Fiscal 2000, changes in operating working capital required $1.9 million of operating cash flows.

INVESTING ACTIVITIES. Expenditures for property, plant and equipment totaled $36.8 million in Fiscal 2001 compared with $36.4 million in Fiscal 2000. In December 2001, the Company contributed $6 million in cash to Energy Ventures in addition to its Hunlock Creek generating station and certain related assets totaling $4.2 million.

FINANCING ACTIVITIES. During Fiscal 2001, we paid dividends to UGI of $35.3 million compared with $44.0 million in Fiscal 2000. In addition, we made cash dividend payments on our preferred stock of $1.6 million. During Fiscal 2001, we issued $50 million face value of Medium-Term Notes. We used the proceeds to repay maturing long-term debt and for working capital purposes including reducing amounts outstanding under our revolving credit agreements. During Fiscal 2001, UGI made a capital contribution of $4.0 million to fund a portion of our investment in Energy Ventures.

CAPITAL EXPENDITURES

In the following table, we present capital expenditures by business segment for Fiscal 2001, 2000 and 1999. We also provide amounts we expect to spend in Fiscal 2002. We expect to finance a substantial portion of Fiscal 2002 capital expenditures from cash generated by operations and the remainder from borrowings under our credit facilities.

Year Ended September 30,        2002         2001        2000         1999
------------------------        ----         ----        ----         ----
(Millions of dollars)        (estimate)
Gas Utility                    $37.1        $31.8        $31.7        $31.9
Electric Utility                 5.1          5.0          4.7          4.5
                               -----        -----        -----        -----
                               $42.2        $36.8        $36.4        $36.4
                               =====        =====        =====        =====

REGULATORY MATTERS

GAS RESTRUCTURING ORDER. On June 29, 2000, the Pennsylvania Public Utility Commission ("PUC") issued its order ("Gas Restructuring Order") approving Gas Utility's restructuring plan filed by Gas Utility pursuant to Pennsylvania's Natural Gas Choice and Competition Act (see Note 2 to Consolidated Financial Statements). Among other things, the implementation of the Gas Restructuring Order resulted in an increase in Gas Utility's core-market base rates effective October 1, 2000. This base rate increase was designed to generate approximately $16.7 million in additional net annual revenues. The Gas Restructuring Order also provided that effective October 1, 2000, Gas Utility must reduce its PGC rates by an annualized amount of $16.7 million for the first 14 months following the base rate increase.

Beginning December 1, 2001, Gas Utility is required to reduce its PGC rates by an amount equal to the margin it receives from customers served under interruptible rates to the extent they use capacity contracted by Gas Utility for core-market customers. As a result, Gas Utility expects that beginning in Fiscal 2002 operating results will be less sensitive to the market prices of alternative fuels and more sensitive to the effects of heating-season weather.

TRANSFERS OF ASSETS. On September 30, 2001, pursuant to PUC authorization, Gas Utility transferred certain of its liquefied natural gas ("LNG") and propane air facilities to an unregulated affiliate, UGI Energy Services, Inc. (a second-tier, wholly owned subsidiary of UGI). The reduction in Gas Utility's base rates resulting from the transfer, adjusted for the transfer's impact on net operating expenses, is not expected to have a material effect on Gas Utility's future results.

On December 8, 2000, our wholly owned subsidiary, UGID, contributed its coal-fired Hunlock Creek generating station ("Hunlock") and certain related assets having a net book value of approximately $4.2 million, and $6 million in cash, to Hunlock Creek Energy Ventures ("Energy Ventures"), a general partnership jointly owned by the Company and a subsidiary of Allegheny Energy, Inc. ("Allegheny"). Also on December 8, 2000, Allegheny contributed a newly constructed, gas-fired combustion turbine generator to be operated at the Hunlock site. Under the terms of our arrangement with Allegheny, each partner is entitled to purchase 50% of the output of the joint venture at cost. Prior to the formation of Energy Ventures, Hunlock produced a significant portion of Electric Utility's electricity requirements. The contribution of Hunlock to Energy Ventures results in lower Electric Utility power production and depreciation expenses but higher cost of sales because Electric Utility must purchase a greater percentage of its electricity needs from others, including Energy Ventures.


MANUFACTURED GAS PLANTS

From the late 1800s through the mid-1900s, Utilities and its former subsidiaries owned and operated a number of manufactured gas plants ("MGPs") prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MGPs. Between 1882 and 1953, UGI Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the businesses of some gas companies under agreement. Pursuant to the requirements of the Public Utility Holding Company Act of 1935, Utilities divested all of its utility operations other than those which now constitute Gas Utility and Electric Utility.

Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because Gas Utility is currently permitted to include in rates, through future base rate proceedings, prudently incurred remediation costs associated with such sites. Utilities has been notified of several sites outside

Pennsylvania on which (1) MGPs were formerly operated by it or owned or operated by its former subsidiaries and (2) either environmental agencies or private parties are investigating the extent of environmental contamination or performing environmental remediation. Utilities is currently litigating two claims against it relating to out-of-state sites.

Management believes that under applicable law Utilities should not be liable in those instances in which a former subsidiary operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that Utilities directly operated, or that were owned or operated by former subsidiaries of Utilities, if a court were to conclude that the subsidiary's separate corporate form should be disregarded.

Utilities has filed suit against more than fifty insurance companies alleging that the defendants breached contracts of insurance by failing to indemnify Utilities for certain environmental costs. The suit seeks to recover more than $11 million in such costs. During 2001 and 2000, Utilities entered into settlement agreements with several of the insurers and recorded pre-tax income of $0.9 million and $4.5 million, respectively, which amounts are included in operating and administrative expenses in the Consolidated Statements of Income.

ADOPTION OF NEW ACCOUNTING STANDARDS

Effective October 1, 2000, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. To the extent a derivative instrument qualifies and is designated as a hedge of the variability of cash flows associated with a forecasted transaction ("cash flow hedge"), the effective portion of the gain or loss on such derivative instrument is generally reported in other comprehensive income and the ineffective portion, if any, is reported in net income. Such amounts reported in other comprehensive income are reclassified into net income when the forecasted transaction affects earnings. If a cash flow hedge is discontinued because it is probable that the forecasted transaction will not occur, the net gain or loss is immediately reclassified into net income. To the extent the derivative instruments qualify and are designed as hedges of changes in the fair value of an existing asset, liability or firm commitment ("fair value hedge"), the gain or loss on the hedging instrument is recognized in earnings along with changes in the fair value of the hedged asset, liability or firm commitment attributable to the hedged risk.

In the past we have, on occasion, used a managed program of derivative instruments including natural gas and oil futures contracts to preserve gross margin associated with certain of our natural gas customer. These contracts were designated as cash flow hedges.

In addition, we are a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts which provide for the delivery of natural gas, and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, these contracts are not subject to the accounting requirements of SFAS 133 because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business or the value of the contract is directly associated with the price or value of a service. The adoption of SFAS 133 did not materially impact our Fiscal 2001 results of operations or financial position.

MARKET RISK DISCLOSURES

Gas utility's tariffs contain clauses which permit recovery of substantially all of the cost of natural gas it sells to its customers. The recovery clauses provide for a periodic adjustment for the difference between the total amount actually collected from customers and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations.

Electric Utility's electricity distribution business purchases most of its electric power needs under power supply arrangements of various lengths and on the spot market. Prices for electricity can be volatile especially during periods of high demand or tight supply. Because the generation component of Electric Utility's rates are subject to rate caps as a result of the Electricity Restructuring Order that are expected to extend through September 2002 in the case of its commercial and industrial customers and May 2003 in the case of its residential customers, any increases in the cost of electricity purchased by Electric Utility will negatively impact Electric Utility's results. Electric Utility has mitigated this electricity cost exposure by entering into power and capacity contracts for a substantial portion of these periods.

We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact its fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our variable-rate debt includes borrowings under our revolving credit agreements. These agreements provide for interest rates on borrowings that are indexed to short-term market interest rates. Based upon the average level of borrowings outstanding under these agreements in Fiscal 2001 and Fiscal 2000, an increase in short-term interest rates of 100 basis points (1%) would have increased annual interest expense by $0.7 million and $0.8 million, respectively.

The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of $8.5 million and $7.2 million at September 30, 2001 and 2000, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair value of this fixed-rate debt of $9.2 million and $7.8 million at September 30, 2001 and 2000, respectively.

We also use fixed-rate long-term debt as a source of capital. As these fixed-rate long-term debt issues mature, we may refinance such debt with newly issued debt having then-current market interest rates, which rates may be higher or lower than the interest rate on the refinanced debt. On occasion we enter into interest rate protection agreements to reduce market interest rate risk associated with forecasted issuances of debt.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 141, "Business Combinations" ("SFAS 141"); SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"); SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"); and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

SFAS 141 addresses financial accounting and reporting for business combinations. Under SFAS 141, all business combinations initiated after June 30, 2001 are required to be accounted for using the purchase method of accounting. Among other provisions, SFAS 141 establishes specific criteria for the recognition of intangible assets separate from goodwill acquired in a purchase business combination. Although SFAS 141 supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," it does not change many of their provisions relating to the application of the purchase method.

SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 addresses the financial accounting and reporting for intangible assets acquired individually or with a group of other assets (excluding those acquired in a business combination) at acquisition and also addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS 142, an intangible asset will be amortized over its useful life unless that life is determined to be indefinite. Goodwill and other intangible assets with indefinite lives will be tested for impairment at least annually.

We adopted the provisions of SFAS 142 effective October 1, 2001. Because we do not have significant intangible assets subject to SFAS 142, the adoption of SFAS 142 did not impact our results of operations or financial position.

SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with a corresponding increase in the carrying value of the related asset. Entities shall subsequently charge the retirement cost to expense using a systematic and rational method over the related asset's useful life and adjust the fair value of the liability resulting from the passage of time through charges to interest expense. The Company is required to adopt SFAS 143 effective October 1, 2002. The Company is currently in the process of evaluating the impact SFAS 143 will have on its financial condition and results of operations.

SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations-Reporting the Effects of

Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of based upon the framework of SFAS 121, and resolves significant implementation issues of SFAS 121. SFAS 144 is effective for the Company October 1, 2002. The Company believes that the adoption of SFAS 144 will not have a material impact on its financial position or results of operations.

FORWARD-LOOKING STATEMENTS

Information contained above in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements use forward-looking words such as "believe," "plan," "anticipate," "continue," "estimate," "expect," "may," "will," or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) price volatility and availability of oil, electricity and natural gas and the capacity to transport to market areas;
(3) changes in laws and regulations, including safety, tax and accounting matters; (4) competitive pressures from the same and alternative energy sources;
(5) liability for environmental claims; (6) customer conservation measures and improvements in energy efficiency and technology resulting in reduced demand;
(7) adverse labor relations; (8) large customer defaults; (9) liability for personal injury and property damage arising from explosions and other catastrophic events from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas, including liability in excess of insurance coverage; (10) political, regulatory and economic conditions in the United States, (11) interest rate fluctuations and other capital market conditions.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and the financial statement schedule set forth on pages F-1 to F-26 and page S-1 of this report are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III:  UGI UTILITIES MANAGEMENT AND SECURITY HOLDERS


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

                                           Utilities
                                           Director                       Principal Occupation
Name                           Age           Since                    and Other Directorships (1)
----                           ---         ----------        ---------------------------------------------
Lon R. Greenberg               51            1994            Mr. Greenberg has been Chairman of the Board
                                                             of Directors of Utilities since August 1996.
                                                             He was formerly Vice Chairman of the Board
                                                             from 1995 to 1996, and Senior Vice President
                                                             - Legal and Corporate Development from 1989
                                                             to 1994.


James W. Stratton              65            1979            Chairman, Chief Executive Officer, and a
                                                             director of Stratton Management Company
                                                             (since 1972), an investment advisory firm. He
                                                             is also Chairman and a director of EFI, a
                                                             financial services firm (since 1979). Mr.
                                                             Stratton serves as a director of UGI
                                                             Utilities, Inc.; AmeriGas Propane, Inc.;
                                                             Stratton Growth Fund, Inc.; Stratton Monthly
                                                             Dividend REIT Shares, Inc.; Stratton
                                                             Small-Cap Value Fund; Teleflex, Inc.; and
                                                             BE&K, Inc.


Richard C. Gozon               63            1989            Mr. Gozon is Executive Vice President of
                                                             Weyerhaeuser Company (an integrated forest
                                                             products company), a position he has held
                                                             since 1994. He was formerly Director (1984 to
                                                             1993), President and Chief Operating Officer
                                                             of Alco Standard Corporation (a provider of
                                                             paper and office products) (1988 to 1993);
                                                             Executive Vice President and Chief Operating
                                                             Officer (1987); Vice President (1982 to
                                                             1988); President (1979 to 1987) of Paper
                                                             Corporation of America. He also serves as a
                                                             director of AmeriSource Bergen Corp. and
                                                             Triumph Group, Inc.

                                           Utilities
                                           Director                        Principal Occupation
Name                           Age           Since                     and Other Directorships (1)
----                           ---         ----------        ------------------------------------------------------
Stephen D. Ban                 61            1991            Dr. Ban is the past President and Chief Executive
                                                             Officer of the Gas Research Institute (gas industry
                                                             research and development funded by distributors,
                                                             transporters, and producers of natural gas), a
                                                             position he held from April 1987 through December
                                                             1999. He formerly served as Executive Vice
                                                             President. Prior to coming to GRI in 1981, he was
                                                             Vice President, Research and Development of
                                                             Bituminous Materials, Inc. Dr. Ban also serves as a
                                                             director of Energen Corporation.


Robert J. Chaney               59            1999            President and Chief Executive Officer of the Company
                                                             (since March 1999). He previously served as
                                                             Executive Vice President - Utilities (1998 to 1999)
                                                             and Vice President and General Manager-Gas Utility
                                                             Division of the Company (1991 to 1998).


Marvin O. Schlanger            53            1998            Mr. Schlanger is Chairman of the Board and Chief
                                                             Executive Officer of Resolution Performance
                                                             Products, Inc. (a global producer and marketer of
                                                             intermediate and specialty chemicals) (November 2000
                                                             to present). Mr. Schlanger is also a Principal in
                                                             the firm of Cherry Hill Chemical Investments, L.L.C.
                                                             (management services and capital for chemical and
                                                             allied industries) (October 1998 to present). He was
                                                             President and Chief Executive Officer (May 1998 to
                                                             October 1998), Executive Vice President and Chief
                                                             Operating Officer (1994 to 1998) and a director
                                                             (1994 to 1998) of ARCO Chemical Company. Mr.
                                                             Schlanger also held the position of Senior Vice
                                                             President of ARCO Chemical Company and President of
                                                             ARCO Chemical Americas Company (1992 to 1994). Mr.
                                                             Schlanger also served as interim President of
                                                             OneChem, Ltd. (1999 to 2000). Mr. Schlanger is also
                                                             a director of OneChem, Ltd.; and Wellman, Inc.

                                           Utilities
                                           Director                        Principal Occupation
Name                           Age           Since                     and Other Directorships (1)
----                           ---         ----------        ------------------------------------------------------
Thomas F. Donovan              68            1998            Mr. Donovan retired as Vice Chairman of
                                                             Mellon Bank on January 31, 1997, a position
                                                             he had held since 1988. He continues to serve
                                                             as a director of Nuclear Electric Insurance
                                                             Ltd.


Anne Pol                       54          1999 (and         Mrs. Pol is President and Chief Operating
                                           1993-1997)        Officer of Trex Enterprises Corporation (a
                                                             high technology research and development
                                                             company (October 2001 to present). She
                                                             previously served as Senior Vice President,
                                                             Thermo Electron Corporation (environmental
                                                             monitoring and analytical instruments and a
                                                             major producer of recycling equipment,
                                                             biomedical products and alternative energy
                                                             systems), a position she held beginning 1998.
                                                             She previously served as Vice President (1996
                                                             to 1998). Mrs. Pol also served as President,
                                                             Pitney Bowes Shipping and Weighing Systems
                                                             Division, a business unit of Pitney Bowes
                                                             Inc. (mailing and related business equipment)
                                                             (1993 to 1996); Vice President, New Product
                                                             Programs in the Mailings Systems Division of
                                                             Pitney Bowes Inc. (1991 to 1993); and Vice
                                                             President, Manufacturing Operations in the
                                                             Mailing Systems Division of Pitney Bowes Inc.
                                                             (1990 to 1991).

(1) All of the directors except Mr. Chaney also serve as directors of UGI Corporation. In addition, Messrs. Greenberg, Donovan, Gozon, and Stratton serve as directors of AmeriGas Propane, Inc., the General Partner of AmeriGas Partners, L.P.

EXECUTIVE OFFICERS

Name                                Age                                    Position
----                                ---                                    --------
Lon R. Greenberg                    51                    Chairman of the Board of Directors

Robert J. Chaney                    59                    President and Chief Executive Officer

Peter G. Terranova                  50                    Vice President -Operations

John C. Barney                      53                    Senior Vice President-Finance

Brendan P. Bovaird                  53                    Vice President and General Counsel

Mark R. Dingman                     53                    Vice President and General Manager - Electric Utility

Vicki O. Ebner                      43                    Vice President - Marketing and Gas Supply

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

Peter G. Terranova

         Mr. Terranova is Vice President - Operations (since 1999). He previously served as Vice President - Marketing and Rates (1994-2000).

Vicki O. Ebner

         Mrs. Ebner is Vice President - Marketing, Rates and Gas Supply (since
1999). She previously served as Vice President - Gas Supply (1998-1999), Customer Relations Manager - Harrisburg (1996-1998) and Manager - Gas Supply Services and Regulatory Affairs (1991-1995).

ITEM 11.  EXECUTIVE COMPENSATION


         The following table shows cash and other compensation paid or accrued to the Company's Chief Executive Officer and each of its four other most highly compensated executive officers, (collectively, the "Named Executives") for the last three fiscal years.

                                                      SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------------
                                       Annual Compensation                  Long Term Compensation
                                  -----------------------------    ---------------------------------------
                                                                            Awards                Payouts
                                                                   --------------------------     -------
                                                         OTHER
                                                         ANNUAL    RESTRICTED      SECURITIES
 NAME AND PRINCIPAL     FISCAL                           COMPEN-     STOCK         UNDERLYING       LTIP        ALL OTHER
      POSITION           YEAR     SALARY    BONUS (1)    SATION    AWARDS (3)     OPTIONS/SARS     PAYOUTS     COMPENSATION
                                                           (2)                         (5)           (6)           (4)
---------------------------------------------------------------------------------------------------------------------------
Robert J. Chaney         2001    $285,500   $144,144      $7,511     $64,688            0             $0           $9,609
President and Chief                                                 $133,450
Executive Officer (6)    2000    $264,307   $141,570      $5,898       $0          45,000 (8)         $0           $7,569
                         1999    $221,445    $72,109      $7,817    $142,625       5,556 (7b)         $0           $5,742
---------------------------------------------------------------------------------------------------------------------------
Lon R. Greenberg,        2001    $667,799   $595,010     $14,849    $323,438            0             $0          $20,939
Chairman (5) (6)                                                   $1,000,875
                         2000    $640,662   $262,836     $13,092       $0          225,000 (8)        $0          $20,147
                         1999    $587,139   $266,766     $11,359    $611,260      225,000 (7a)        $0          $18,273
---------------------------------------------------------------------------------------------------------------------------
Brendan P. Bovaird,      2001    $222,283    $96,708      $4,860     $38,813            0             $0           $6,112
Vice President and                                                  $120,105
General Counsel          2000    $210,392    $49,349      $6,332       $0          28,000 (8)         $0           $5,927
 (5) (6)                 1999    $189,600    $53,048     $14,399    $142,625            0             $0           $5,215
---------------------------------------------------------------------------------------------------------------------------
John C.  Barney          2001    $170,826    $51,710      $3,157     $31,050            0             $0           $5,167
Senior Vice President                                                $68,059
-Finance                 2000    $164,848    $58,806      $1,899       $0          15,000 (8)         $0           $4,453
                         1999    $150,279    $33,055        $0      $101,875            0             $0           $4,156
---------------------------------------------------------------------------------------------------------------------------
Peter G. Terranova       2001    $142,997    $49,487      $3,739     $16,819            0             $0           $4,392
Vice President                                                       $49,377
-Operations              2000    $140,062    $52,208        $0          0               0             $0           $3,746
                         1999    $128,252    $65,188        $0          0           8,000 (8)         $0           $3,202
---------------------------------------------------------------------------------------------------------------------------


(1) Bonuses earned under the Annual Bonus Plan are for the year reported, regardless of the year paid. The Company's Annual Bonus Plan is based on the achievement of business and/or financial performance objectives which support business plans and goals. Bonus opportunities vary by position and for Fiscal 2001 ranged from 0% to 87% of base salary for Mr. Chaney, 0% to 173% of base salary for Mr. Greenberg, 0% to 92% of base salary for Mr. Bovaird , 0% to 52% of base salary for Mr. Barney, and 0% to 45% of base salary for Mr. Terranova.

(2)      Amounts represent tax payment reimbursements for certain benefits.

(3) Effective January 1, 2001 and September 24, 2001, the Board of Directors of the Company, and with respect to Messrs. Greenberg and Bovaird, the Board of Directors of UGI Corporation, approved performance-contingent restricted stock awards to the Named Executives, under the UGI Corporation 2000 Stock Incentive Plan. Under this plan, shares of UGI Common Stock were awarded based on the Company's progress in achieving strategic initiatives and goals contained in the Company's 2000 Budget and Plan.

         The performance contingency for the January 2001 restricted stock awards has been met. Accordingly, the restriction period will end on December 31, 2003. The performance requirement was an average closing price per share on the New York Stock Exchange equal to $26.00 for a period of five consecutive trading days. The performance contingency for the September 2001 restricted stock awards has also been met and the restriction period will end on December 31, 2003. That performance requirement was an average closing price per share on the New York Stock Exchange equal to $29.00 for a period of five consecutive trading days. When the restriction period ends, the executive will also receive an amount of cash equal to the per share dividends paid on UGI Common Stock during the restriction period multiplied by the number of restricted Shares awarded.

         The dollar values shown in the table above represent the aggregate value of each award on the date of grant, determined by multiplying the number of shares awarded by the closing price of UGI Common Stock on the effective dates of the respective grants.

         Based on the closing stock price of UGI Common Stock on the New York Stock Exchange on September 28, 2001, Mr. Chaney's 7,500 restricted shares had a value of $203,250, Mr. Greenberg's 50,000 restricted shares had a market value of $1,355,000; Mr. Bovaird's 6,000 restricted shares had a market value of $162,600; Mr. Barney's 3,750 restricted shares had a value of $101,625 and Mr. Terranova's 2,500 restricted shares had a value of $67,750.

(4) Amounts represent matching contributions by the Company or UGI in accordance with the provisions of the UGI Utilities, Inc. Employee Savings Plan and/or allocations under the Executive Retirement Plan. During 2001, 2000 and 1999, the following contributions were made to the Named Executives: (i) under the Employee Savings Plan: for each of Messrs. Greenberg and Chaney, $3,825, $3,825, and $3,600; Mr. Barney, $3,825, $3,825, and $3,403; Mr. Terranova $3,825, $3,600 and $3,206;
         Mr. Bovaird, $3,825, $3,825, and $3,509 (ii) under the Supplemental Executive Retirement Plan: Mr. Greenberg, $17,114, $16,592, and $14,673; Mr. Bovaird, $2,287, $2,102, and $1,706; Mr. Chaney, $5,784,
         $3,744, and $2,142; Mr. Barney,$1,342, $752 and $213; Mr. Terranova,
         $567, $146 and $0.

(5) Compensation for Mr. Greenberg is attributable to his employment as Chairman, President and Chief Executive Officer of UGI Corporation. Compensation for Mr. Bovaird is attributable to his employment as Vice President and General Counsel of UGI Corporation. Mr. Greenberg and Mr. Bovaird receive no compensation from UGI Utilities, Inc.

(6) Compensation reported for Messrs. Greenberg, Bovaird and Chaney is also reported in the Proxy Statement for UGI's 2002 Annual Meeting of Shareholders and is not additive.

(7)      (a)      Non-qualified stock options granted on June 4, 1999 under the
                  UGI 1997 Stock Option and Dividend Equivalent Plan (the "1997
                  Plan") without the opportunity to earn dividend equivalents described below.

         (b) Non-qualified stock options granted under the 1997 Plan which included the opportunity for participants to earn an amount equivalent to the dividends paid on shares covered by options, subject to a comparison of the total return realizable on a share of UGI's Common Stock with the total return achieved by each member of a group of comparable peer companies over a three-year period beginning January 1, 1997 and ending December 31, 1999. No dividend equivalents were earned for these options.

(8) Non-qualified stock options granted effective January 1, 2001 under the 1997 Plan without the opportunity to earn dividend equivalents.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following table shows information for fiscal year 2001 concerning exercised and unexercised stock options for shares of UGI Common Stock for each of the Named Executives.

                                            Option Exercises in Fiscal 2001
                                           And Fiscal Year-End Option Values
---------------------------------------------------------------------------------------------------------------------
                                                                                                 Value of
                                                            Number of Securities                Unexercised
                                                           Underlying Unexercised               In-The-Money
                              Number of                          Options at                      Options at
                               Shares                          Fiscal Year End                Fiscal Year End*
                             Acquired on       Value     --------------------------    ------------------------------
        Name                   Exercise       Realized   Exercisable  Unexercisable    Exercisable      Unexercisable
---------------------------------------------------------------------------------------------------------------------
  Robert J. Chaney              30,000        $177,027      13,639                    $ 95,132 (1)
                                                            35,000                    $156,625 (2)
                                                             8,333                    $ 39,373 (5)
                                                             5,556                    $ 32,503 (8)
                                                            15,000        30,000      $ 97,125 (4)      $194,250 (4)
---------------------------------------------------------------------------------------------------------------------
  Lon R. Greenberg              20,000        $155,694      73,959                    $515,864 (1)
                                                           200,000                    $895,000 (2)
                                                           112,500       112,500      $756,563 (3)      $756,563 (3)
                                                            75,000       150,000      $485,625 (4)      $971,250 (4)
---------------------------------------------------------------------------------------------------------------------
  Brendan P. Bovaird             5,007        $ 44,234
                                                            30,000                    $134,250 (2)
                                 9,333        $ 76,196                    18,667                        $120,869 (4)
---------------------------------------------------------------------------------------------------------------------
  John C. Barney                     0        $      0       5,000        10,000      $ 32,375 (4)      $ 64,750 (4)
                                                            10,000                    $ 44,750 (9)
---------------------------------------------------------------------------------------------------------------------
  Peter C. Terranova                                         2,667         5,333      $ 17,269 (4)      $34,531' (4)
                                 5,000        $ 33,125
                                                            15,000                    $ 67,125 (9)
---------------------------------------------------------------------------------------------------------------------

*        The fiscal 2001 year-end closing stock price was $27.10

(1) Value is calculated using the difference between $20.125 (1992 SODEP option price) and $27.10 multiplied by the number of shares underlying the option.

(2) Value is calculated using the difference between $22.625 (1997 SODEP option grant price at December 10, 1996) and $27.10 multiplied by the number of shares underlying the option

(3) Value is calculated using the difference between $20.375 (1997 SODEP option grant price at June 4, 1999) and $27.10 multiplied by the number of shares underlying the option.

(4) Value is calculated using the difference between $20.625 (1997 SODEP option price at January 1, 2000) and $27.10 multiplied by the number of shares underlying the option.

(5) Value is calculated using the difference between $22.375 (1997 SODEP grant price at September 29, 1998) and $27.10 multiplied by the number of shares underlying the option.

(6) Value is calculated using the difference between $21.750 (1997 SODEP grant price at July 25, 2000) and $27.10 multiplied by the number of shares underlying the option.

(7) Value is calculated using the difference between $20.625 (1992 Non-Qualified Stock Option Plan option grant price at December 18,
         1995) and $27.10 multiplied by the number of shares underlying the option.

(8) Value is calculated using the difference between $21.250 (1997 SODEP grant price at February 23, 1999) and $27.10 multiplied by the number of shares underlying the option

(9) Value is calculated using the difference between $22.625 (1992 Non Qualified Stock Option Plan option grant price at December 10, 1996) and $27.10 multiplied by the number of shares underlying the option.

RETIREMENT BENEFITS

         The following table shows the annual benefits payable upon retirement to the Named Executive Officers under the Retirement Income Plan for Employees of UGI Utilities, Inc. and participating employers (the "Retirement Plan") and the UGI Supplemental Executive Retirement Plan. The amounts shown assume the executive retires in 2001 at age 65, and that the aggregate benefits are not subject to statutory maximums.

                                               PENSION PLAN BENEFITS TABLE
                                               ---------------------------
                                 ANNUAL PLAN BENEFIT FOR YEARS CREDITED SERVICE SHOWN (1)
                                 --------------------------------------------------------
  FINAL 5-YEAR
 AVERAGE ANNUAL        5          10           15           20          25          30           35              40
  EARNINGS (2)       YEARS       YEARS        YEARS        YEARS       YEARS       YEARS        YEARS           YEARS
  ------------       -----       -----        -----        -----       -----       -----        -----           -----
   $  100,000       $  9,500    $ 19,000    $ 28,500     $ 38,000    $ 47,500    $ 57,000    $   66,500    $   68,400 (3)

   $  200,000       $ 19,000    $ 38,000    $ 57,000     $ 76,000    $ 95,000    $114,000    $  133,000    $  136,800 (3)

   $  300,000       $ 28,500    $ 57,000    $ 85,500     $114,000    $142,500    $171,000    $  199,500    $  205,200 (3)

   $  400,000       $ 38,000    $ 76,000    $114,000     $152,000    $190,000    $228,000    $  266,000    $  273,600 (3)

   $  500,000       $ 47,500    $ 95,000    $142,500     $190,000    $237,500    $285,000    $  332,500    $  342,000 (3)

   $  600,000       $ 57,000    $114,000    $171,000     $228,000    $285,000    $342,000    $  399,000    $  410,400 (3)

   $  700,000       $ 66,500    $133,000    $199,500     $266,000    $332,500    $399,000    $  465,500    $  478,800 (3)

   $  800,000       $ 76,000    $152,000    $228,000     $304,000    $380,000    $456,000    $  532,000    $  547,200 (3)

   $  900,000       $ 85,500    $171,000    $256,500     $342,000    $427,500    $513,000    $  598,500    $  615,600 (3)

   $1,000,000       $ 95,000    $190,000    $285,000     $380,000    $475,000    $570,000    $  665,000    $  684,000 (3)

   $1,100,000       $104,500    $209,000    $313,500     $418,000    $522,500    $627,000    $  731,500    $  752,400 (3)

   $1,200,000       $114,000    $228,000    $342,000     $456,000    $570,000    $684,000    $  798,000    $  820,800 (3)

   $1,300,000       $123,500    $247,000    $370,500     $494,000    $617,500    $741,000    $  864,500    $  889,200 (3)

   $1,400,000       $133,000    $266,000    $399,000     $532,000    $665,000    $798,000    $  931,000    $  957,600 (3)

   $1,500,000       $142,500    $285,000    $427,500     $570,000    $712,500    $855,000    $  997,500    $1,026,000 (3)

   $1,600,000       $152,000    $304,000    $456,000     $608,000    $760,000    $912,000    $1,064,000    $1,094,400 (3)

(1) Annual benefits are computed on the basis of straight life annuity amounts. These amounts include pension benefits, if any, to which a participant may be entitled as a result of participation in a pension plan of a subsidiary during previous periods of employment. The amounts shown do not take into account exclusion of up to 35% of the estimated primary Social Security benefit. The Retirement Plan provides a minimum benefit equal to 25% of a participant's final 12 months' earnings, reduced proportionately for less than 15 years of credited service at retirement. The minimum Retirement Plan Benefit is not subject to Social Security offset. Messrs. Greenberg, Barney, Chaney, Terranova and

         Bovaird had, respectively, 21 years, 29 years, 37 years, 15 years and 6 years of estimated credited service at September 30, 2001.

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

SEVERANCE PAY PLAN FOR SENIOR EXECUTIVE EMPLOYEES

         The UGI Corporation Senior Executive Employee Severance Pay Plan (the "UGI Severance Plan") assists certain senior level employees of Utilities, including Messrs. Greenberg, Bovaird, Chaney, Barney and Terranova in the event their employment is terminated without fault on their part. Specified benefits are payable to a senior executive covered by the UGI Severance Plan if the senior executive's employment is involuntarily terminated for any reason other than for cause or as a result of the senior executive's death or disability.

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

         Named Executives Employed by UGI Utilities, Inc. Messrs. Chaney, Barney and Terranova each have an agreement with UGI Utilities (the "Agreement") which provides certain benefits in the event of a change of control of Utilities or of UGI. The Agreements operate independently of the UGI Severance Plan, continue through July 2004, and are automatically extended in one-year increments thereafter unless, prior to a change of control, the Company terminates an Agreement. In the absence of a change of control, each Agreement will terminate when, for any reason, the executive terminates his employment with Utilities or its subsidiaries.

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

COMPENSATION COMMITTEE

         The members of the UGI Utilities, Inc. Compensation and Management Development Committee are Richard C. Gozon (Chairman), Thomas F. Donovan and Anne Pol.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      At December 1, 2001, UGI Corporation held 100% of the Company's Common Stock. UGI is located at 460 North Gulph Road, King of Prussia, PA 19406.

      The following table sets forth, as of October 31, 2001, the number of shares of Common Stock of UGI beneficially owned by each director of the Company and each of the Named Executives, as well as all directors and executive officers as a group. Mr. Greenberg is the beneficial owner of approximately 2.1% of UGI's Common Stock. All other directors, Named Executives and executive officers own less than 1% of UGI's outstanding shares. The total number of shares beneficially owned by all directors and executive officers includes shares subject to options exercisable within 60 days.

---------------------------------------------------------------------------------------
                            SECURITY OWNERSHIP OF MANAGEMENT
---------------------------------------------------------------------------------------
                              Number of Shares and
                              Nature of Beneficial
                               Ownership Excluding       Number of
                                 Options (1) (2)     Exercisable Stock
  Name of Beneficial Owner                                Options               Total
---------------------------------------------------------------------------------------
Stephen D. Ban (3)                   15,371                11,700               27,071

John C. Barney (4)                    8,333                15,000               23,333

Brendan P. Bovaird (5)               22,690                30,000               52,697

Robert J. Chaney                     38,450                77,528              115,978

Thomas F. Donovan                     4,741                8,800                13,541

Richard C. Gozon                     24,048                13,800               37,848

Lon R. Greenberg (6)                 111,867              461,459              573,326

Anne Pol                              9,615                8,800                18,415

Marvin O. Schlanger                   7,928                8,800                16,728

James W. Stratton (7)                14,057                13,800               27,857

Peter G. Terranova (8)                4,613                17,667               22,280

All directors and executive          306,916              683,104            990,020 (9)
officers as a group (13
total)


(1) The director or officer has sole voting and investment power unless otherwise specified.

(2) The number of Shares shown includes Deferred Units ("Units") acquired through the 1997 Amended and Restated Directors' Equity Compensation Plan. Units are neither actual shares nor other securities, but each Unit will be converted to one share of Common Stock and paid out to directors upon their retirement or termination of service. The number of Units included for each director is as follows:
      Messrs. Donovan (2,772), Stratton (12,060), Schlanger (5,559), Gozon (17,051), Ban (8,578) and Mrs. Pol (7,888).

(3)   Dr. Ban has 6,793 shares in a revocable trust.

(4) Mr. Barney holds 216 shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan, based on September 30, 2001 Savings Plan statements. Mr. Barney disclaims beneficial ownership of 200 Shares owned by an adult son.

(5) Mr. Bovaird holds 19,993 shares jointly with his spouse and 2,697 Shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan, based on September 30, 2001 Saving Plan statements.

(6) Mr. Greenberg holds 88,220 shares jointly with his spouse and 5,832 Shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan, based on September 30, 2001 Saving Plan statements.

(7)   Mr. Stratton holds 1,997 shares jointly with his spouse.

(8) Mr. Terranova holds 3,220 shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan, based on September 30, 2001 Savings Plan statements.

(9) The total number of shares beneficially owned by the directors and officers as a group represents approximately 4% of UGI's outstanding Shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In fiscal year 2001 UGI allocated 45%, or $5.3 million, of its general corporate expenses to Utilities.

PART IV: ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

      (a)   DOCUMENTS FILED AS PART OF THIS REPORT:

            (1)   FINANCIAL STATEMENTS:

                  Included under Item 8 are the following financial statements and supplementary data:

                        Report of Independent Public Accountants

                        Consolidated Balance Sheets as of September 30, 2001 and 2000

                        Consolidated Statements of Income for the fiscal years ended September 30, 2001, 2000 and 1999

                        Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2001, 2000 and 1999

                        Consolidated Statements of Stockholders' Equity for the fiscal years ended September 30, 2001, 2000 and 1999

                        Notes to Consolidated Financial Statements

            (2)   FINANCIAL STATEMENT SCHEDULE:

                  For the years ended September 30, 2001, 1999 and 1998

                        II- Valuation and Qualifying Accounts

We have omitted all other financial statement schedules because the required information is (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) included elsewhere in the financial statements or notes thereto contained in this report.

(3)   List of Exhibits:

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

------------------------------------------------------------------------------------------------------------------
                                           INCORPORATION BY REFERENCE
------------------------------------------------------------------------------------------------------------------
Exhibit No.                         Exhibit                             Registrant       Filing         Exhibit
------------------------------------------------------------------------------------------------------------------
   3.1        Utilities' Articles of Incorporation                       Utilities     Registration        3
                                                                                      Statement No.
                                                                                        333-72540

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

   4.7       Officer's Certificate establishing Medium-Term Notes       Utilities        Form 8-K        4(iv)
             series                                                                     (8/26/94)

   4.9       Form of Officer's Certificate establishing Series B        Utilities        Form 8-K        4(iv)
             Medium-Term Notes under the Indenture                                       (8/1/96)

------------------------------------------------------------------------------------------------------------------
                                           INCORPORATION BY REFERENCE
-----------------------------------------------------------------------------------------------------------------
Exhibit No.                         Exhibit                             Registrant       Filing        Exhibit
-----------------------------------------------------------------------------------------------------------------
   10.1       Service Agreement (Rate FSS) dated as of November 1,          UGI         Form 10-K        10.5
              1989 between Utilities and Columbia, as modified                          (9/30/95)
              pursuant to the orders of the Federal Energy
              Regulatory Commission at Docket No. RS92-5-000
              reported at Columbia Gas Transmission Corp., 64 FERC
              P. 61,060 (1993), order on rehearing, 64 FERCP. 61,365
              (1993)

   10.2       Service Agreement (Rate FTS) dated June 1, 1987            Utilities      Form 10-K       (10)o.
              between Utilities and Columbia, as modified by                           (12/31/90)
              Supplement No. 1 dated October 1, 1988; Supplement No.
              2 dated November 1, 1989; Supplement No. 3 dated
              November 1, 1990; Supplement No. 4 dated November 1,
              1990; and Supplement No. 5 dated January 1, 1991, as
              further modified pursuant to the orders of the Federal
              Energy Regulatory Commission at Docket No. RS92-5-000
              reported at Columbia Gas Transmission Corp., 64 FERC
              P. 61,060 (1993), order on rehearing, 64 FERCP. 61,365
              (1993)

   10.3       Transportation Service Agreement (Rate FTS-1) dated        Utilities      Form 10-K       (10)p.
              November 1, 1989 between Utilities and Columbia Gulf                     (12/31/90)
              Transmission Company, as modified pursuant to the
              orders of the Federal Energy Regulatory Commission in
              Docket No. RP93-6-000 reported at Columbia Gulf
              Transmission Co., 64 FERCP. 61,060 (1993), order on
              rehearing, 64 FERCP. 61,365 (1993)

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

  10.5**      UGI Corporation Directors' Deferred Compensation Plan         UGI         Form 10-K        10.6
              Amended and Restated as of January 1, 2000                                (9/30/00)

  10.6**      UGI Corporation Directors' Equity Compensation Plan          UGI          Form 10-K        10.9
              Amended and Restated as of January 1, 2000                                (9/30/00)

  10.7**      UGI Corporation 1992 Stock Option and Dividend                UGI         Form 10-Q       (10)ee
              Equivalent Plan, as amended May 19, 1992                                  (6/30/92)

  10.8**      UGI Corporation Annual Bonus Plan dated March 8, 1996         UGI         Form 10-Q        10.4
                                                                                        (6/30/96)

  10.9**      UGI Utilities, Inc. Annual Bonus Plan dated March 8,       Utilities      Form 10-Q        10.4
              1996'                                                                     (6/30/96)

 10.10**      1997 Stock Purchase Loan Plan                                 UGI         Form 10-K       10.16
                                                                                        (9/30/97)

 10.11**      UGI Corporation Senior Executive Employee Severance           UGI         Form 10-K       10.12
              Pay Plan effective January 1, 1997                                        (9/30/97)

 10.12**      UGI Corporation 1992 Non-Qualified Stock Option Plan,         UGI         Form 10-K       10.39
              as amended                                                                (9/30/00)

------------------------------------------------------------------------------------------------------------------
                                           INCORPORATION BY REFERENCE
------------------------------------------------------------------------------------------------------------------
Exhibit No.                         Exhibit                             Registrant       Filing        Exhibit
------------------------------------------------------------------------------------------------------------------
 10.13**      UGI Corporation 2000 Directors' Stock Option Plan             UGI         Form 10-K       10.13
                                                                                        (9/30/99)

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

 10.16**      UGI Corporation 1997 Stock Option and Dividend                UGI         Form 10-Q        10.2
              Equivalent Plan                                                           (3/31/97)

 10.17**      UGI Corporation Supplemental Executive Retirement Plan        UGI         Form 10-Q         10
              Amended and Restated effective October 1, 1996                            (6/30/98)

 10.18 **     Summary of Terms of UGI Corporation 1999 Restricted           UGI         Form 10-Q         10
              Stock Awards                                                              (6/30/99)

 10.20**      Description of Change of Control arrangements for             UGI         Form 10-K       10.33
              Messrs. Greenberg and Bovaird                             Corporation     (9/30/99)

 10.21**      Description of Change of Control arrangements for             UGI         Form 10-K       10.34
              Messrs. Chaney, Barney and Terranova                      Corporation     (9/30/99)

 10.22**      Consulting Services Agreement dated as of August 1,           UGI         Form 10-K       10.38
              2000 between Stephen D. Ban and UGI Corporation           Corporation     (9/30/00)

 *10.23       Power Sales Agreement between UGI Utilities, Inc. and
              UGI Development Company dated as of November 30, 2001

 *10.24 Partnership Agreement of Hunlock Creek Energy Ventures dated December 8, 2001 by and between UGI Hunlock
              Development Company and Allegheny Energy Supply
              Hunlock Creek LLC

 *12.1        Computation of Ratio of Earnings to Fixed Charges

 *12.2        Computation of Ratio of Earnings to Combined Fixed
              Charges and Preferred Stock Dividends

  21          Subsidiaries of the Registrant                             Utilities      Form 10-K         21
                                                                                        (9/30/00)

 *23          Consent of Arthur Andersen LLP

*     Filed herewith.

** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

      b.    Reports on Form 8-K.
      During the last quarter of fiscal year 2001, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            UGI UTILITIES, INC.


Date:  December 11, 2001                    By: John C. Barney
                                                -------------------------------
                                                John C. Barney
                                                Senior Vice President - Finance


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 11, 2001 by the following persons on behalf of the Registrant in the capacities indicated.


        Signature                                      Title
        ---------                                      -----

Robert J. Chaney                                 President and Chief
---------------------------                      Executive Officer
Robert J. Chaney                                 (Principal Executive
                                                 Officer) and Director

Lon R. Greenberg                                 Chairman and Director
---------------------------
Lon R. Greenberg

John C. Barney                                   Senior Vice President -
---------------------------                      Finance
John C. Barney                                   (Principal Financial
                                                 Officer and Principal
                                                 Accounting Officer)

Stephen D. Ban                                   Director
---------------------------
Stephen D. Ban

Thomas F. Donovan                                Director
---------------------------
Thomas F. Donovan

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 11, 2001 by the following persons on behalf of the Registrant in the capacities indicated.

         Signature                                Title

Richard C. Gozon                                 Director
---------------------------
Richard C. Gozon

Anne Pol                                         Director
---------------------------
Anne Pol

Marvin O. Schlanger                              Director
---------------------------
Marvin O. Schlanger

James W. Stratton                                Director
---------------------------
James W. Stratton


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act:

No annual report or proxy material was sent to security holders in fiscal year 2001.

                      UGI UTILITIES, INC. AND SUBSIDIARIES



                              FINANCIAL INFORMATION

                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED SEPTEMBER 30, 2001

                      UGI UTILITIES, INC. AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                   Pages
                                                                                   -----
   Financial Statements:

     Report of Independent Public Accountants                                       F-3

     Consolidated Balance Sheets as of September 30, 2001 and 2000               F-4 to F-5

     Consolidated Statements of Income for the years ended September 30,
       2001, 2000 and 1999                                                          F-6

     Consolidated Statements of Cash Flows for the years ended September 30,
       2001, 2000 and 1999                                                          F-7

     Consolidated Statements of Stockholder's Equity for the years ended
       September 30, 2001, 2000 and 1999                                            F-8

     Notes to Consolidated Financial Statements                                  F-9 to F-26

   Financial Statement Schedule:

     For the years ended September 30, 2001, 2000 and 1999:

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholder of UGI Utilities, Inc.:

We have audited the accompanying consolidated balance sheets of UGI Utilities, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of income, cash flows and stockholder's equity for each of the three years in the period ended September 30, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UGI Utilities, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
November 16, 2001

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)

                                                                   September 30,
                                                               2001            2000
                                                            ----------      ----------
ASSETS

Current assets:
     Cash and cash equivalents                              $    7,711      $   15,575
     Accounts receivable (less allowances for doubtful
         accounts of  $3,151 and $2,061, respectively)          39,152          33,341
     Accrued utility revenues                                   11,110          10,486
     Inventories                                                48,074          36,934
     Deferred income taxes                                       5,527             336
     Regulatory assets                                              --           7,195
     Prepaid expenses and other current assets                   2,178           3,077
                                                            ----------      ----------
         Total current assets                                  113,752         106,944

Property, plant and equipment
     Gas utility                                               734,661         717,119
     Electric utility                                          108,423         128,712
     General                                                    12,113          11,974
                                                            ----------      ----------
                                                               855,197         857,805
     Less accumulated depreciation and amortization           (276,429)       (287,835)
                                                            ----------      ----------
         Net property, plant and equipment                     578,768         569,970

Regulatory assets                                               56,155          55,081
Other assets                                                    35,734          19,142
                                                            ----------      ----------

         Total assets                                       $  784,409      $  751,137
                                                            ==========      ==========

See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Thousands of dollars, except per share)

                                                                               September 30,
                                                                            2001          2000
                                                                         ----------    ----------
LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Current liabilities:
     Current maturities of long-term debt                                $       --    $   15,000
     Bank loans                                                              57,800       100,400
     Accounts payable                                                        67,456        54,138
     Employee compensation and benefits accrued                               8,356         7,846
     Dividends and interest accrued                                           5,392         4,547
     Income taxes accrued                                                    11,138         6,607
     Customer deposits and refunds                                            6,032        10,272
     Other current liabilities                                               21,264        11,521
                                                                         ----------    ----------
         Total current liabilities                                          177,438       210,331

Long-term debt                                                              208,477       157,924

Deferred income taxes                                                       121,890       114,681
Deferred investment tax credits                                               8,783         9,182
Other noncurrent liabilities                                                 12,064        14,546

Commitments and contingencies (note 8)

Preferred stock subject to mandatory redemption,
     without par value (note 7)                                              20,000        20,000

Common stockholder's equity:
     Common Stock, $2.25 par value (authorized - 40,000,000 shares;
         issued and outstanding - 26,781,785 shares)                         60,259        60,259
     Additional paid-in capital                                              72,792        68,559
     Retained earnings                                                      102,706        95,655
                                                                         ----------    ----------
         Total common stockholder's equity                                  235,757       224,473
                                                                         ----------    ----------

         Total liabilities and stockholders' equity                      $  784,409    $  751,137
                                                                         ==========    ==========

See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Thousands of dollars)

                                                                               Year Ended
                                                                             September 30,
                                                                ----------------------------------------
                                                                   2001           2000           1999
                                                                ----------     ----------     ----------
Revenues                                                        $  584,762     $  436,942     $  420,647
                                                                ----------     ----------     ----------

Costs and expenses:
    Gas, fuel and purchased power                                  374,781        218,119        205,221
    Operating and administrative expenses                           88,310         85,425         86,740
    Operating and administrative expenses - related parties          5,277          4,159          4,946
    Taxes other than income taxes                                    9,182         17,052         25,232
    Depreciation and amortization                                   23,767         23,612         23,005
    Other income, net                                              (15,111)       (12,660)        (5,168)
                                                                ----------     ----------     ----------
                                                                   486,206        335,707        339,976
                                                                ----------     ----------     ----------

Operating income                                                    98,556        101,235         80,671
Interest expense                                                    18,988         18,353         17,532
                                                                ----------     ----------     ----------

Income before income taxes                                          79,568         82,882         63,139
Income taxes                                                        31,431         32,406         24,271
                                                                ----------     ----------     ----------

Net income                                                          48,137         50,476         38,868
Dividends on preferred stock                                         1,550          1,550          1,550
                                                                ----------     ----------     ----------

Net income after dividends on preferred stock                   $   46,587     $   48,926     $   37,318
                                                                ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)

                                                                                   Year Ended
                                                                                 September 30,
                                                                     --------------------------------------
                                                                        2001          2000          1999
                                                                     ----------    ----------    ----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:

     Net income                                                      $   48,137    $   50,476    $   38,868
     Adjustments to reconcile net income to net cash provided
         by operating activities:
            Depreciation and amortization                                23,767        23,612        23,005
            Deferred income taxes, net                                   (2,016)        2,866         5,792
            Provision for uncollectible accounts                          8,269         4,386         4,269
            Pension income                                               (5,671)       (2,930)       (2,278)
            Other                                                          (177)        4,892           887
                                                                     ----------    ----------    ----------
                                                                         72,309        83,302        70,543
            Net change in:
                Accounts receivable and accrued utility revenues        (14,704)      (14,823)       (6,588)
                Inventories                                             (14,508)       (8,831)          357
                Deferred fuel costs                                       9,948        (3,751)       (5,120)
                Accounts payable                                         13,318        16,257          (966)
                Other current assets and liabilities                      9,769         9,293         3,935
                                                                     ----------    ----------    ----------
            Net cash provided by operating activities                    76,132        81,447        62,161
                                                                     ----------    ----------    ----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:

     Expenditures for property, plant and equipment                     (36,783)      (36,391)      (36,384)
     Net costs of property, plant and equipment disposals                (1,407)         (838)         (741)
     Cash contribution to partnership                                    (6,000)           --            --
                                                                     ----------    ----------    ----------
        Net cash used by investing activities                           (44,190)      (37,229)      (37,125)
                                                                     ----------    ----------    ----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:

     Payment of dividends                                               (36,809)      (45,563)      (30,550)
     Issuance of long-term debt                                          50,603            --            --
     Repayment of long-term debt                                        (15,000)       (7,143)       (7,143)
     Bank loans increase (decrease)                                     (42,600)       13,000        19,000
     Capital contribution from UGI Corporation                            4,000            --            --
                                                                     ----------    ----------    ----------
        Net cash used by financing activities                           (39,806)      (39,706)      (18,693)
                                                                     ----------    ----------    ----------

    Cash and cash equivalents increase (decrease)                    $   (7,864)   $    4,512    $    6,343
                                                                     ==========    ==========    ==========

CASH AND CASH EQUIVALENTS:

     End of period                                                   $    7,711    $   15,575    $   11,063
     Beginning of period                                                 15,575        11,063         4,720
                                                                     ----------    ----------    ----------
         Increase (decrease)                                         $   (7,864)   $    4,512    $    6,343
                                                                     ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Thousands of dollars)

                                                              Additional
                                                 Common         Paid-in        Retained
                                                  Stock         Capital        Earnings
                                               ----------    ------------    ------------
Balance September 30, 1998                     $   60,259    $     68,559    $     82,424

    Net income                                                                     38,868
    Cash dividends - common stock                                                 (29,000)
    Cash dividends - preferred stock                                               (1,550)
                                               ----------    ------------    ------------

Balance September 30, 1999                         60,259          68,559          90,742

    Net income                                                                     50,476
    Cash dividends - common stock                                                 (44,013)
    Cash dividends - preferred stock                                               (1,550)
                                               ----------    ------------    ------------

Balance September 30, 2000                         60,259          68,559          95,655

    Net income                                                                     48,137
    Capital contribution by UGI Corporation                         4,000
    Cash dividends - common stock                                                 (35,259)
    Cash dividends - preferred stock                                               (1,550)
    Dividends of net assets                                                        (4,277)
    Other                                                             233
                                               ----------    ------------    ------------

Balance September 30, 2001                     $   60,259    $     72,792    $    102,706
                                               ==========    ============    ============

See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION PRINCIPLES

UGI Utilities, Inc. ("UGI Utilities"), a wholly owned subsidiary of UGI Corporation ("UGI"), owns and operates a natural gas distribution utility ("Gas Utility") in parts of eastern and southeastern Pennsylvania and an electricity distribution utility and electricity generation business (together referred to as "Electric Utility") in northeastern Pennsylvania. We refer to UGI Utilities and its subsidiaries collectively as "The Company" or "We." Our consolidated financial statements include the accounts of UGI Utilities and its majority-owned subsidiaries. We eliminate all significant intercompany accounts and transactions when we consolidate. On October 1, 1999, Electric Utility's interests in its electric generation assets were transferred to UGI Utilities' wholly owned non-utility subsidiary, UGI Development Company ("UGIDC"). UGIDC has been granted "Exempt Wholesale Generator" status by the Federal Energy Regulatory Commission.

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

REGULATED OPERATIONS

Gas Utility and Electric Utility's electricity distribution business are subject to regulation by the Pennsylvania Public Utility Commission ("PUC"). We account for all of our regulated Gas Utility and Electric Utility operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). SFAS 71 requires us to record the effects of rate regulation in the financial statements. If a separable portion of Gas Utility or Electric Utility no longer meets the provisions of SFAS 71, we are required to eliminate the financial statement effects of regulation for that portion of our operations.

On June 29, 2000, the PUC entered its order ("Gas Restructuring Order") in Gas Utility's restructuring plan filed by Gas Utility pursuant to Pennsylvania's Natural Gas Choice and Competition Act ("Gas Competition Act"). Based upon the provisions of the Gas Restructuring Order and the Gas Competition Act, we believe Gas Utility's regulatory assets continue to satisfy

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


the criteria of SFAS 71. For further information on the impact of the Gas Competition Act and Pennsylvania's Electricity Customer Choice Act ("Electricity Choice Act"), see Note 2.

CONSOLIDATED STATEMENTS OF CASH FLOWS

We define cash equivalents as all highly liquid investments with maturities of three months or less when purchased. We record cash equivalents at cost plus accrued interest, which approximates market value.

We paid interest totaling $17,543 in 2001, $17,941 in 2000, and $16,894 in 1999.
We paid income taxes totaling $29,000 in 2001, $23,108 in 2000, and $19,642 in 1999.

REVENUE RECOGNITION

Gas Utility and Electric Utility record regulated revenues for service provided to the end of each month which includes an accrual for certain unbilled amounts based upon estimated usage. We reflect Gas Utility and Electric Utility rate increases or decreases in revenues from effective dates permitted by the PUC. Nonregulated revenues are recognized as services are performed.

INVENTORIES

Our inventories are stated at the lower of cost or market. We determine cost principally on an average cost method except for appliances for which we use the specific identification method.

INCOME TAXES

UGI Utilities' regulated operations record deferred income taxes in the Consolidated Statements of Income resulting from the use of accelerated depreciation methods based upon amounts recognized for ratemaking purposes. UGI Utilities also records a deferred tax liability for tax benefits that are flowed through to ratepayers when temporary differences originate and establishes a regulatory income tax asset for the probable increase in future revenues that will result when the temporary differences reverse.

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

We join with UGI and its subsidiaries in filing a consolidated federal income tax return. We are charged or credited for our share of current taxes resulting from the effects of our transactions in the UGI consolidated federal income tax return including giving effect to intercompany transactions. The result of this allocation is generally consistent with income taxes calculated on a separate return basis.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


PROPERTY, PLANT AND EQUIPMENT AND RELATED DEPRECIATION

We record property, plant and equipment at cost. We charge to accumulated depreciation the original cost of UGI Utilities' retired plant, together with the net cost of removal, for financial accounting purposes.

We record depreciation expense for Gas Utility's and Electric Utility's plant and equipment on a straight-line method over the estimated average remaining lives of the various classes of depreciable property. Depreciation expense as a percentage of the related average depreciable base for Gas Utility was 2.6% in 2001, 2.6% in 2000, and 2.7% in 1999. Depreciation expense as a percentage of the related average depreciable base for Electric Utility was 3.0% in 2001, 3.5% in 2000, and 3.2% in 1999. Depreciation expense was $22,701 in 2001, $23,000 in 2000, and $22,371 in 1999.

We evaluate the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate recoverability based upon undiscounted future cash flows expected to be generated by such assets.

COMPUTER SOFTWARE COSTS

We include in property, plant and equipment costs associated with computer software we develop or obtain for use in our businesses. We amortize computer software costs on a straight-line basis over expected periods of benefit not exceeding ten years once the installed software is ready for its intended use.

DEFERRED FUEL COSTS

Gas Utility's tariffs contain clauses which permit recovery of certain purchased gas costs ("PGCs"). The clauses provide for a periodic adjustment for the difference between the total amount collected from customers under each clause and the recoverable costs incurred. We defer the difference between amounts recognized in revenues and the applicable gas costs incurred until they are subsequently billed or refunded to customers.

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


DERIVATIVE INSTRUMENTS

Effective October 1, 2000, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. To the extent a derivative instrument qualifies and is designated as a hedge of the variability of cash flows associated with a forecasted transaction ("cash flow hedge"), the effective portion of the gain or loss on such derivative instrument is generally reported in other comprehensive income and the ineffective portion, if any, is reported in net income. Such amounts reported in other comprehensive income are reclassified into net income when the forecasted transaction affects earnings. If a cash flow hedge is discontinued because it is probable that the forecasted transaction will not occur, the net gain or loss is immediately reclassified into net income. To the extent derivative instruments qualify and are designated as hedges of changes in the fair value of an existing asset, liability or firm commitment ("fair value hedge"), the gain or loss on the hedging instrument is recognized in earnings along with changes in the fair value of the hedged asset, liability or firm commitment attributable to the hedged risk.

In the past we have, on occasion, used a managed program of derivative instruments including natural gas and oil futures contracts to preserve gross margin associated with certain of our natural gas customers. These contracts were designated as cash flow hedges. During the year ended September 30, 2001, the amount of cash flow hedge gain reclassified to earnings because it became probable that the original forecasted transactions would not occur was $1,034 which amount is included in other income. There were no gains or losses from hedge ineffectiveness or from excluding a portion of a derivative instruments' gain or loss from the assessment of hedge effectiveness related to derivatives designated as fair value or cash flow hedges during 2001. There was no gain or loss recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge. We did not have any derivative instruments outstanding at September 30, 2001.

We are a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts which provide for the delivery of natural gas, and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, these contracts are not subject to the accounting requirements of SFAS 133 because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business or the value of the contract is directly associated with the price or value of a service. The adoption of SFAS 133 did not materially impact our 2001 results of operations or financial position.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


COMPREHENSIVE INCOME

Comprehensive income comprises net income and other comprehensive income (loss) which is primarily comprised of nonowner changes in equity. For all periods presented, comprehensive income was the same as net income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 141, "Business Combinations" ("SFAS 141"); SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"); SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"); and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

SFAS 141 addresses financial accounting and reporting for business combinations. Under SFAS 141, all business combinations initiated after June 30, 2001 are required to be accounted for using the purchase method of accounting. Among other provisions, SFAS 141 establishes specific criteria for the recognition of intangible assets separate from goodwill acquired in a purchase business combination. Although SFAS 141 supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," it does not change many of their provisions relating to the application of the purchase method.

SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 addresses the financial accounting and reporting for intangible assets acquired individually or with a group of other assets (excluding those acquired in a business combination) at acquisition and also addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS 142, an intangible asset will be amortized over its useful life unless that life is determined to be indefinite. Goodwill and other intangible assets with indefinite lives will be tested for impairment at least annually.

We adopted SFAS 142 effective October 1, 2001. Because the Company does not have significant intangible assets including those resulting from prior business acquisitions, the adoption of SFAS 142 did not have a material impact on its results of operations or financial position.

SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with a corresponding increase in the carrying value of the related asset. Entities shall subsequently charge the retirement cost to expense using a systematic and rational method over the asset's useful life and adjust the fair value of the liability resulting from the passage of time through charges to interest expense. We are required to adopt SFAS

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


143 effective October 1, 2002. We are currently in the process of evaluating the impact SFAS 143 will have on our financial condition and results of operations.

SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" as it relates to the disposal of a segment of a business. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of based upon the framework of SFAS 121, and resolves significant implementation issues of SFAS 121. SFAS 144 is effective for the Company October 1, 2002. We believe that the adoption of SFAS 144 will not have a material impact on its financial position or results of operations.

2. UTILITY REGULATORY MATTERS

Gas Utility

Gas Competition Act. On June 22, 1999, the Gas Competition Act was signed into law. The purpose of the Gas Competition Act is to provide all natural gas consumers in Pennsylvania with the ability to purchase their gas supplies from the supplier of their choice. Under the Gas Competition Act, local gas distribution companies ("LDCs") may continue to sell gas to customers, and such sales of gas, as well as distribution services provided by LDCs, continue to be subject to price regulation by the PUC. As of January 1, 2000, the Gas Competition Act, in conjunction with a companion bill, eliminated the gross receipts tax on sales of gas.

Generally, LDCs will serve as the supplier of last resort for all residential and small commercial and industrial customers unless the PUC approves another supplier of last resort. The Gas Competition Act requires energy marketers seeking to serve customers of LDCs to accept assignment of a portion of the LDC's pipeline capacity and storage contracts at contract rates, thus avoiding the creation of stranded costs. After July 1, 2002, a natural gas supplier may petition the PUC to avoid such contract release or assignment. However, such petition may be granted only if the LDC fully recovers the cost of contracts.

On June 29, 2000, the PUC issued the Gas Restructuring Order approving Gas Utility's restructuring plan filed by Gas Utility pursuant to the Gas Competition Act. Among other things, the implementation of the Gas Restructuring Order resulted in an increase in Gas Utility's core-market base rates effective October 1, 2000. This base rate increase was designed to generate approximately $16,700 in additional net annual revenues. The Gas Restructuring Order also provided that effective October 1, 2000, Gas Utility must reduce its PGC rates by an annualized amount of $16,700 for the first 14 months following the base rate increase.

Beginning December 1, 2001, Gas Utility is required to reduce its PGC rates by an amount equal to the margin it receives from customers served under interruptible rates to the extent they use capacity contracted by Gas Utility for core-market customers. As a result, Gas Utility

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


expects that beginning in Fiscal 2002 operating results will be less sensitive to the market prices of alternative fuels and more sensitive to the effects of heating-season weather.

Transfer of Assets. On May 24, 2001, the PUC approved Gas Utility's application for approval to transfer its liquefied natural gas ("LNG") and propane air ("LP") facilities, along with related assets, to an unregulated affiliate, Energy Services, Inc., a second-tier wholly owned subsidiary of UGI. The associated reduction in Gas Utility's base rates, adjusted for the impact of the transfer on net operating expenses, is not expected to have a material effect on our results of operations. Gas Utility transferred the LNG and LP assets, which had a net book value of $4,277, on September 30, 2001. The transfer is reflected as a dividend of net assets on the 2001 Consolidated Statement of Stockholder's Equity.

Electric Utility

Electric Utility Restructuring Order. On June 19, 1998, the PUC entered its Opinion and Order ("Electricity Restructuring Order") in Electric Utility's restructuring proceeding pursuant to the Electricity Customer Choice Act. Under the terms of the Electricity Restructuring Order, commencing January 1, 1999, Electric Utility is authorized to recover $32,500 in stranded costs (on a full revenue requirements basis which includes all income and gross receipts taxes) over a four-year period through a Competitive Transition Charge ("CTC") (together with carrying charges on unrecovered balances of 7.94%) and to charge unbundled rates for generation, transmission and distribution services. Stranded costs are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. The recoverable stranded costs include $8,692 for the buy-out of a 1993 power purchase agreement with an independent power producer.

Under the terms of the Electricity Restructuring Order and in accordance with the Electricity Customer Choice Act, Electric Utility generally may not increase the generation component of prices as long as stranded costs are being recovered through the CTC. This generation rate cap is expected to extend through September 2002 in the case of Electric Utility's commercial and industrial customers and May 2003 in the case of Electric Utility's residential customers. Since January 1, 1999, all of Electric Utility's customers have been permitted to select an alternative generation supplier. Customers choosing an alternative supplier receive a "shopping credit." As permitted by the Electricity Restructuring Order, on October 1, 1999, Electric Utility transferred its electric generation assets to its wholly owned nonregulated subsidiary, UGIDC.

Formation of Hunlock Creek Energy Ventures. On December 8, 2000, UGIDC contributed its coal-fired Hunlock Creek generating station ("Hunlock") and certain related assets having a net book value of $4,214, and $6,000 in cash, to Energy Ventures, a general partnership jointly owned by the Company and a subsidiary of Allegheny Energy, Inc. ("Allegheny"). The contribution was recorded at its carrying value and no gain was recognized by the Company. Also on December 8, 2000, Allegheny contributed a newly constructed, gas-fired combustion turbine generator to be operated at the Hunlock site. Under the terms of our arrangement with Allegheny, each partner is entitled to purchase 50% of the output of the joint venture at cost. Total purchases from Energy Ventures in 2001 were $7,966.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Regulatory Assets and Liabilities

The following regulatory assets and liabilities are included in our accompanying balance sheets at September 30:

--------------------------------------------------------------------------------
                                                           2001            2000
--------------------------------------------------------------------------------
Regulatory assets:
   Income taxes recoverable                           $  51,761       $  47,667
   Power agreement buy-out                                1,338           3,536
   Other postretirement benefits                          2,633           2,869
   Deferred fuel costs                                       --           7,195
   Other                                                    423           1,009
--------------------------------------------------------------------------------
Total regulatory assets                               $  56,155       $  62,276
--------------------------------------------------------------------------------
Regulatory liabilities:
   Other postretirement benefits                      $   4,339       $   4,014
   Deferred fuel costs                                    2,752              --
--------------------------------------------------------------------------------
Total regulatory liabilities                          $   7,091       $   4,014
--------------------------------------------------------------------------------

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. DEBT

Long-term debt comprises the following at September 30:

-----------------------------------------------------------------------------------------
                                                                         2001        2000
-----------------------------------------------------------------------------------------
Medium-Term Notes:
  7.25% Notes, due November 2017                                    $  20,000   $  20,000
  7.17% Notes, due June 2007                                           20,000      20,000
  6.17% Notes, due March 2001                                              --      15,000
  7.37% Notes, due October 2015                                        22,000      22,000
  6.73% Notes, due October 2002                                        26,000      26,000
  6.62% Notes, due May 2005                                            20,000      20,000
  7.14% Notes, due December 2005 (including
     unamortized premium of $533, effective rate 6.64%)                30,533          --
  7.14% Notes, due December 2005                                       20,000          --
6.50% Senior Notes, due August 2003 (less unamortized
     discount of $56 and $76, respectively)                            49,944      49,924
-----------------------------------------------------------------------------------------
Total long-term debt                                                  208,477     172,924
Less current maturities                                                    --     (15,000)
-----------------------------------------------------------------------------------------

Long-term debt due after one year                                   $ 208,477   $ 157,924
-----------------------------------------------------------------------------------------

Scheduled repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows: 2002 - $0; 2003 - $76,000; 2004 - $0; 2005 -
$20,000; 2006 - $50,000.

At September 30, 2001, UGI Utilities had revolving credit agreements with four banks providing for borrowings of up to $97,000. These agreements expire at various dates through June 2004. UGI Utilities may borrow at various prevailing interest rates, including LIBOR. UGI Utilities pays quarterly commitment fees on these credit lines. UGI Utilities had borrowings under these agreements totaling $57,800 at September 30, 2001 and $100,400 at September 30, 2000, which we classify as bank loans. The weighted-average interest rates on bank loans were 5.69% at September 30, 2001 and 7.12% at September 30, 2000.

UGI Utilities' credit agreements have restrictions on such items as total debt, working capital, debt service, and payments for investments. They also require consolidated tangible net worth of at least $125,000. At September 30, 2001, UGI Utilities had not satisfied the minimum working capital requirement under its revolving credit agreements. This default was cured within the thirty-day period allowed under such agreements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. INCOME TAXES

The provisions for income taxes consist of the following:

--------------------------------------------------------------------------------
                                              2001          2000          1999
--------------------------------------------------------------------------------
Current expense:
   Federal                                $ 25,344      $ 22,721      $ 13,989
   State                                     8,103         6,819         4,490
--------------------------------------------------------------------------------
   Total current expense                    33,447        29,540        18,479
Deferred (benefit) expense                  (1,618)        3,264         6,190
Investment tax credit amortization            (398)         (398)         (398)
--------------------------------------------------------------------------------

Total income tax expense                  $ 31,431      $ 32,406      $ 24,271
--------------------------------------------------------------------------------

A reconciliation from the statutory federal tax rate to our effective tax rate is as follows:

--------------------------------------------------------------------------------
                                                    2001       2000       1999
--------------------------------------------------------------------------------
Statutory federal tax rate                          35.0%      35.0%      35.0%
Difference in tax rate due to:
   State income taxes, net of federal benefit        6.5        6.1        6.3
   Deferred investment tax credit amortization      (0.5)      (0.5)      (0.7)
   Other, net                                       (1.5)      (1.5)      (2.2)
--------------------------------------------------------------------------------

Effective tax rate                                  39.5%      39.1%      38.4%
--------------------------------------------------------------------------------

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Deferred tax liabilities (assets) comprise the following at September 30:

-----------------------------------------------------------------------------------------------
                                                                           2001           2000
-----------------------------------------------------------------------------------------------
Excess book basis over tax basis of property, plant and equipment     $  99,928      $  95,905
Regulatory assets                                                        23,301         25,604
Other                                                                     9,705          7,411
-----------------------------------------------------------------------------------------------

Gross deferred tax liabilities                                          132,934        128,920
-----------------------------------------------------------------------------------------------

Deferred investment tax credits                                          (3,644)        (3,810)
Employee-related expenses                                                (6,067)        (5,452)
Power purchase agreement liability                                       (1,487)        (2,167)
Other                                                                    (5,373)        (3,146)
-----------------------------------------------------------------------------------------------

Gross deferred tax assets                                               (16,571)       (14,575)
-----------------------------------------------------------------------------------------------

Net deferred tax liabilities                                          $ 116,363      $ 114,345
-----------------------------------------------------------------------------------------------

UGI Utilities had recorded deferred tax liabilities of approximately $33,928 as of September 30, 2001 and $31,698 as of September 30, 2000 pertaining to utility temporary differences, principally a result of accelerated tax depreciation, the tax benefits of which previously were or will be flowed through to ratepayers. These deferred tax liabilities have been reduced by deferred tax assets of $3,644 at September 30, 2001 and $3,810 at September 30, 2000, pertaining to utility deferred investment tax credits. UGI Utilities had recorded a regulatory income tax asset related to these net deferred taxes of $51,761 as of September 30, 2001 and $47,667 as of September 30, 2000. This regulatory income tax asset represents future revenues expected to be recovered through the ratemaking process. We will recognize this regulatory income tax asset in deferred tax expense as the corresponding temporary differences reverse and additional income taxes are incurred.

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans as of September 30:

                                                             Pension                    Other Postretirement
                                                             Benefits                         Benefits
                                                     --------------------------     ---------------------------
                                                        2001            2000            2001            2000
---------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATIONS:

   Benefit obligations - beginning of year           $  150,952      $  149,503      $   16,939      $   13,989
   Service cost                                           3,085           3,230              75              74
   Interest cost                                         12,076          11,805           1,390           1,185
   Actuarial (gain) loss                                  7,901          (4,390)          1,404           3,101
   Benefits paid                                         (8,860)         (9,196)         (1,629)         (1,410)
---------------------------------------------------------------------------------------------------------------
   Benefit obligations - end of year                 $  165,154      $  150,952      $   18,179      $   16,939
---------------------------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS:

   Fair value of plan assets - beginning of year     $  223,524      $  202,149      $    6,411      $    4,956
   Actual return on plan assets                         (30,928)         30,571             190             330
   Employer contributions                                    --              --           2,022           1,901
   Benefits paid                                         (8,860)         (9,196)         (1,629)           (776)
---------------------------------------------------------------------------------------------------------------
   Fair value of plan assets - end of year           $  183,736      $  223,524      $    6,994      $    6,411
---------------------------------------------------------------------------------------------------------------

Funded status of the plans                           $   18,582      $   72,572      $  (11,185)     $  (10,528)
Unrecognized net actuarial (gain) loss                    4,166         (54,760)            632            (445)
Unrecognized prior service cost                           3,337           4,003              --              --
Unrecognized net transition (asset) obligation           (4,634)         (6,264)          7,743           8,427
---------------------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost - end of year         $   21,451      $   15,551      $   (2,810)     $   (2,546)
---------------------------------------------------------------------------------------------------------------

ASSUMPTIONS AS OF SEPTEMBER 30:

Discount rate                                               7.7%            8.2%            7.7%            8.2%
Expected return on plan assets                              9.5%            9.5%            6.0%            6.0%
Rate of increase in salary levels                           4.5%            4.5%            4.5%            4.5%
---------------------------------------------------------------------------------------------------------------

Included in the end of year pension benefit obligations above are $10,544 at September 30, 2001 and $9,101 at September 30, 2000 relating to employees of UGI and certain of its other subsidiaries. Included in the end of year postretirement obligations above are $471 at September 30, 2001 and $441 at September 30, 2000 relating to employees of UGI.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Net periodic pension and other postretirement benefit costs relating to UGI Utilities employees include the following components:

------------------------------------------------------------------------------------------------------------------------------
                                                              Pension                            Other Postretirement
                                                              Benefits                                  Benefits
                                                ------------------------------------      ------------------------------------
                                                  2001          2000          1999          2001          2000          1999
------------------------------------------------------------------------------------------------------------------------------
Service cost                                    $  2,785      $  2,898      $  3,459      $     82      $     70      $     78
Interest cost                                     11,319        11,090        10,548         1,326         1,168           991
Expected return on assets                        (17,766)      (16,010)      (15,375)         (366)         (252)         (256)
Amortization of:
   Transition (asset) obligation                  (1,530)       (1,534)       (1,539)          679           680           679
   Prior service cost                                625           626           629            --            --            --
   Actuarial gain                                 (1,104)           --            --            --            --           (48)
------------------------------------------------------------------------------------------------------------------------------
Net benefit cost (income)                         (5,671)       (2,930)       (2,278)        1,721         1,666         1,444
Change in regulatory assets and liabilities           --            --            --         1,378         1,433         1,655
------------------------------------------------------------------------------------------------------------------------------
Net expense (income)                            $ (5,671)     $ (2,930)     $ (2,278)     $  3,099      $  3,099      $  3,099
------------------------------------------------------------------------------------------------------------------------------

Pension plan assets are held in trust and consist principally of equity and fixed income mutual funds and investment grade corporate and U.S. government obligations. UGI Common Stock comprised less than 5% of trust assets at September 30, 2001 and 2000.

Pursuant to orders issued by the PUC, UGI Utilities has established a Voluntary Employee Benefit Trust ("VEBA") to pay retiree health care and life insurance benefits and to fund the UGI Utilities' postretirement benefit liability. UGI Utilities is required to fund its postretirement benefit obligations by depositing into the VEBA the annual amount of postretirement benefits costs determined under SFAS 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." The difference between such amounts and amounts included in UGI Utilities' rates is deferred for future recovery from, or refund to, ratepayers. VEBA investments consist principally of money market funds.

The assumed health care cost trend rates are 9% for fiscal 2002, decreasing to 5.5% in fiscal 2005. A one percentage point change in the assumed health care cost trend rate would change the 2001 postretirement benefit cost and obligation as follows:

--------------------------------------------------------------------------------
                                                             1%           1%
                                                          Increase     Decrease
--------------------------------------------------------------------------------
Effect on total service and interest costs                $     69     $    (62)
Effect on postretirement benefit obligation                    898         (804)
--------------------------------------------------------------------------------

We also sponsor unfunded retirement benefit plans for certain key employees. At September 30, 2001 and 2000, the projected benefit obligations of these plans were not material. We recorded expense for these plans of $235 in 2001, $131 in 2000, and $637 in 1999.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


DEFINED CONTRIBUTION PLANS

We sponsor a 401(k) savings plan for eligible employees ("Utilities Savings Plan"). Generally, participants in the Utilities Savings Plan may contribute a portion of their compensation on a before-tax and after-tax basis. We may, at our discretion, match a portion of participants' contributions. The cost of benefits under the savings plans totaled $936 in 2001, $948 in 2000, and $885 in 1999.

6. INVENTORIES

Inventories comprise the following at September 30:

--------------------------------------------------------------------------------
                                                              2001         2000
--------------------------------------------------------------------------------
Utility fuel and gases                                    $ 45,628     $ 33,581
Appliances for sale                                            599          665
Materials, supplies and other                                1,847        2,688
--------------------------------------------------------------------------------
Total inventories                                         $ 48,074     $ 36,934
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

At September 30, 2001 and 2000, we had outstanding 200,000 shares of $7.75 Series cumulative preferred stock. We are required to establish a sinking fund to redeem on October 1 in each year, commencing October 1, 2004, 10,000 shares of our $7.75 Series at a price of $100 per share. The $7.75 Series is redeemable, in whole or in part, at our option on or after October 1, 2004, at a price of $100 per share. All outstanding shares of $7.75 Series are subject to mandatory redemption on October 1, 2009, at a price of $100 per share.

8. COMMITMENTS AND CONTINGENCIES

We lease various buildings and transportation, computer and office equipment under operating leases. Certain of our leases contain renewal and purchase options and also contain escalation clauses. Our aggregate rental expense for such leases was $4,624 in 2001, $4,594 in 2000, and $5,103 in 1999.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Minimum future payments under operating leases that have initial or remaining noncancelable terms in excess of one year for the fiscal years ending September 30 are as follows: 2002 - $3,608; 2003 - $3,019; 2004 - $2,588; 2005 - $1,216;
2006 - $535; after 2006 - $359.

Generally, Gas Utility has gas supply agreements with producers and marketers with terms of less than one year. Gas Utility also has agreements for firm pipeline transportation and storage capacity which Gas Utility may terminate at various dates through 2015. Gas Utility's costs associated with transportation and storage capacity agreements are included in its annual PGC filing with the PUC and are recoverable through the PGC rates. In addition, Gas Utility has short-term gas supply agreements which permit it to purchase certain of its gas supply needs on a firm or interruptible basis at spot market prices.

Electric Utility's distribution operations purchase their capacity requirements and electric energy needs under contracts with power producers, including UGIDC, a partner in Energy Ventures, and on the spot market. Contracts with producers for capacity and energy needs expire at various dates through December 2002. In high usage months, Electric Utility meets its additional electric power needs through monthly market-based contracts and through spot purchases at market prices as delivered.

From the late 1800s through the mid-1900s, UGI Utilities and its former subsidiaries owned and operated a number of manufactured gas plants ("MGPs") prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MPGs. Between 1882 and 1953, UGI Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the business of some gas companies under agreement. Pursuant to the requirements of the Public Utility Holding Company Act of 1935, UGI Utilities divested all of its utility operations other than those which now constitute Gas Utility and Electric Utility.

UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because Gas Utility is currently permitted to include in rates, through future base rate proceedings, prudently incurred remediation costs associated with such sites. UGI Utilities has been notified of several sites outside Pennsylvania on which (1) MGPs were formerly operated by it or owned or operated by its former subsidiaries and (2) either environmental agencies or private parties are investigating the extent of environmental contamination or performing environmental remediation. UGI Utilities is currently litigating two claims against it relating to out-of-state sites.

Management believes that under applicable law UGI Utilities should not be liable in those instances in which a former subsidiary operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by former subsidiaries of UGI Utilities, if a court were to conclude that the subsidiary's separate corporate form should be disregarded.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


UGI Utilities has filed suit against more than fifty insurance companies alleging that the defendants breached contracts of insurance by failing to indemnify UGI Utilities for certain environmental costs. The suit seeks to recover more than $11,000 in such costs. During 2001 and 2000, UGI Utilities entered into settlement agreements with several of the insurers and recorded pre-tax income of $943 and $4,500, respectively, which amounts are included in operating and administrative expenses in the 2001 and 2000 Consolidated Statements of Income.

In addition to these environmental matters, there are other pending claims and legal actions arising in the normal course of our businesses. We cannot predict with certainty the final results of environmental and other matters. However, it is reasonably possible that some of them could be resolved unfavorably to us. We believe, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position but could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

9. FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments included in current assets and current liabilities (excluding current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of our long-term debt is approximately $218,000 at September 30, 2001 and $168,000 at September 30, 2000. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt. The estimated fair value of our Series Preferred Stock is approximately $21,400 at September 30, 2001 and $21,000 at September 30, 2000. We estimated the fair value of our Series Preferred Stock based on the fair value of redeemable preferred stock with similar credit ratings and redemption features.

We have financial instruments such as trade accounts receivable which could expose us to concentrations of credit risk. The credit risk from trade accounts receivable is limited because we have a large customer base which extends across many different markets. At September 30, 2001 and 2000, we had no significant concentrations of credit risk.

10. SEGMENT INFORMATION

We have determined that we have two business segments: (1) Gas Utility and (2) Electric Utility. Gas Utility revenues are derived principally from the sale and distribution of natural gas to customers in eastern and southeastern Pennsylvania. Electric Utility derives its revenues from the sale and distribution of electricity in two northeastern Pennsylvania counties. Although the Electricity Customer Choice Act unbundled the pricing for Electric Utility's electric generation, transmission and distribution services, we currently manage and evaluate these business components on a combined basis.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

No single customer represents more than ten percent of our consolidated revenues and there are no significant intersegment transactions. In addition, all of our reportable segments' revenues are derived from sources within the U.S., and all of our reportable segments' long-lived assets are located in the U.S. Financial information by business segment follows:

------------------------------------------------------------------------------------------------------------
                                                         Elim-          Gas          Electric
                                          Total        inations       Utility        Utility         Other
------------------------------------------------------------------------------------------------------------
2001

  Revenues                              $ 584,762      $     --      $ 500,832      $  83,930      $      --
  EBITDA (1)                            $ 122,323      $     --      $ 108,017      $  14,306      $      --
  Depreciation and amortization           (23,767)     $     --        (20,171)        (3,596)            --
------------------------------------------------------------------------------------------------------------
  Operating income                         98,556            --         87,846         10,710             --
  Interest expense                        (18,988)           --        (16,258)        (2,730)            --
------------------------------------------------------------------------------------------------------------
  Income before income taxes            $  79,568      $     --      $  71,588      $   7,980      $      --
  Total assets                          $ 784,409      $     --      $ 678,947      $ 105,462      $      --
  Capital expenditures                  $  36,783      $     --      $  31,757      $   5,026      $      --
------------------------------------------------------------------------------------------------------------

2000

  Revenues                              $ 436,942      $     --      $ 359,041      $  77,901      $      --
  EBITDA (1)                            $ 124,847      $     --      $ 105,276      $  19,571      $      --
  Depreciation and amortization           (23,612)     $     --        (19,098)        (4,514)            --
------------------------------------------------------------------------------------------------------------
  Operating income                        101,235            --         86,178         15,057             --
  Interest expense                        (18,353)           --        (16,175)        (2,178)            --
------------------------------------------------------------------------------------------------------------
  Income before income taxes            $  82,882      $     --      $  70,003      $  12,879      $      --
  Total assets                          $ 751,137      $     --      $ 653,766      $  97,371      $      --
  Capital expenditures                  $  36,391      $     --      $  31,665      $   4,726      $      --
------------------------------------------------------------------------------------------------------------

1999

  Revenues                              $ 420,647      $     --      $ 345,637      $  75,010      $      --
  EBITDA (1)                            $ 103,676            $-      $  86,963      $  16,780      $     (67)
  Depreciation and amortization           (23,005)           --        (18,995)        (4,010)            --
------------------------------------------------------------------------------------------------------------
  Operating income (loss)                  80,671            --         67,968         12,770            (67)
  Interest expense                        (17,532)           --        (15,184)        (2,348)            --
------------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes     $  63,139      $     --      $  52,784      $  10,422      $     (67)
  Total assets                          $ 717,169      $    (52)     $ 620,009      $  95,261      $   1,951
  Capital expenditures                  $  36,384      $     --      $  31,929      $   4,455      $      --
------------------------------------------------------------------------------------------------------------

(1) Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11. QUARTERLY DATA (UNAUDITED)

The following quarterly information includes all adjustments (consisting only of normal recurring adjustments with the exception of those indicated below), which we consider necessary for a fair presentation of such information. Quarterly results fluctuate because of the seasonal nature of UGI Utilities' businesses.

------------------------------------------------------------------------------------------------------------------------
                         December 31,                March 31,                 June 30,               September 30,
                       2000         1999         2001        2000(a)       2001         2000         2001        2000(b)
------------------------------------------------------------------------------------------------------------------------
Revenues             $166,503     $121,156     $231,591     $169,864     $103,772     $ 77,554     $ 82,896     $ 68,368
Operating income       33,463       33,822       46,500       48,974       12,745       12,305        5,848        6,134
Net income             17,095       17,818       25,156       27,118        4,990        4,872          896          668
------------------------------------------------------------------------------------------------------------------------

(a) Includes income from a litigation settlement which increased operating income by $2,400 and net income by $1,400.
(b) Includes income from a litigation settlement which increased operating income by $2,100 and net income by $1,228.


12. RELATED PARTY TRANSACTIONS

UGI bills UGI Utilities for an allocated share of its general corporate expenses. This allocation is based upon a three-factor formula which includes revenues, costs and expenses, and net assets. These billed expenses are classified as operating and administrative expenses - related parties in the Consolidated Statements of Income.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of dollars)

                                                  Balance at      Charged to                           Balance at
                                                  beginning       costs and                              end of
                                                   of year         expenses          Other                year
                                                 ------------    ------------     -----------         ------------
YEAR ENDED SEPTEMBER 30, 2001

Reserves deducted from assets in
   the consolidated balance sheet:

      Allowance for doubtful accounts            $       2,061   $      8,269     $    (7,179) (1)    $       3,151
                                                 =============                                        =============


Other reserves (3)                               $       1,954   $      1,696     $      (276) (2)    $       3,467
                                                 =============                                        =============
                                                                                           93  (4)

YEAR ENDED SEPTEMBER 30, 2000

Reserves deducted from assets in
   the consolidated balance sheet:

      Allowance for doubtful accounts            $       1,716   $      4,386     $    (4,041) (1)    $       2,061
                                                 =============                                        =============


Other reserves (3)                               $       1,345   $      1,007     $      (455) (2)    $       1,954
                                                 =============                                        =============
                                                                                           57  (4)

YEAR ENDED SEPTEMBER 30, 1999

Reserves deducted from assets in
   the consolidated balance sheet:

      Allowance for doubtful accounts            $       1,373   $      4,269     $    (3,926) (1)    $       1,716
                                                 =============                                        =============


Other reserves (3)                               $       3,724   $      1,079     $    (3,730) (2)    $       1,345
                                                 =============                                        =============
                                                                                          272  (4)

(1)   Uncollectible accounts written off, net of recoveries.

(2)   Payments, net

(3) Includes reserves for self-insured property and casualty liability, insured property and casualty liability, environmental, litigation and other.

(4)   Other adjustments

                                 EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION

10.23 Power Sales Agreement between UGI Utilities, Inc. and UGI Development Company dated as of November 30, 2001

10.24 Partnership Agreement of Hunlock Creek Energy Ventures dated December 8, 2001 by and between UGI Hunlock Development Company and Allegheny Energy Supply Hunlock Creek LLC

12.1                    Computation of Ratio of Earnings to Fixed Charges

12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

23                      Consent of Arthur Andersen LLP