Form 10-Q
period 2001-12-31
UGI UTILITIES INC
filed 2002-02-14
CIK 100548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      At January 31, 2002, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                               UGI UTILITIES, INC.

                                TABLE OF CONTENTS


                                                                               PAGES
PART I FINANCIAL INFORMATION

    Item 1. Financial Statements

            Condensed Consolidated Balance Sheets as of December 31, 2001,
              September 30, 2001 and December 31, 2000                             1

            Condensed Consolidated Statements of Income for the three
              and twelve months ended December 31, 2001 and 2000                   2

            Condensed Consolidated Statements of Cash Flows for the three and
              twelve months ended December 31, 2001 and 2000                       3

            Notes to Condensed Consolidated Financial Statements                 4 - 8

    Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                9 - 15


    Item 3.  Quantitative and Qualitative Disclosures About Market Risk           15


PART II OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                                      16

    Signatures                                                                    17

                               UGI UTILITIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)


                                                                                  December 31,     September 30,       December 31,
                                                                                     2001              2001              2000
                                                                                   --------          --------          --------
ASSETS
    Current assets:
       Cash and cash equivalents                                                   $ 15,414          $  7,711          $ 10,351
       Accounts receivable (less allowances for doubtful accounts
           of $2,363, $3,151 and $3,142, respectively)                               52,510            39,152            70,156
       Accrued utility revenues                                                      27,293            11,110            37,277
       Inventories                                                                   41,182            48,074            28,379
       Deferred income taxes                                                          8,615             5,527                --
       Regulatory assets                                                                 --                --            18,403
       Prepaid expenses and other current assets                                      1,441             2,178             2,461
                                                                                   --------          --------          --------
           Total current assets                                                     146,455           113,752           167,027

    Property, plant and equipment, at cost (less accumulated depreciation
       and amortization of $281,457, $276,429 and $271,811, respectively)           581,359           578,768           569,890

    Regulatory assets                                                                55,940            56,155            54,643
    Other assets                                                                     35,989            35,734            30,560
                                                                                   --------          --------          --------
       Total assets                                                                $819,743          $784,409          $822,120
                                                                                   ========          ========          ========


LIABILITIES  AND  STOCKHOLDERS'  EQUITY
    Current liabilities:
       Current maturities of long-term debt                                        $ 26,000          $     --          $ 15,000
       Bank loans                                                                    82,100            57,800           102,600
       Accounts payable                                                              64,864            67,456            88,089
       Other current liabilities                                                     61,399            52,182            45,231
                                                                                   --------          --------          --------
           Total current liabilities                                                234,363           177,438           250,920

    Long-term debt                                                                  182,451           208,477           177,929
    Deferred income taxes                                                           123,367           121,890           115,329
    Deferred investment tax credits                                                   8,684             8,783             9,082
    Other noncurrent liabilities                                                     11,966            12,064            13,543

    Commitments and contingencies (note 4)

    Redeemable preferred stock                                                       20,000            20,000            20,000

    Common stockholder's equity:
       Common Stock, $2.25 par value (authorized - 40,000,000 shares;
           issued and outstanding - 26,781,785 shares)                               60,259            60,259            60,259
       Additional paid-in capital                                                    72,792            72,792            72,559
       Retained earnings                                                            105,400           102,706           102,499
       Accumulated other comprehensive income                                           461                --                --
                                                                                   --------          --------          --------
           Total common stockholder's equity                                        238,912           235,757           235,317
                                                                                   --------          --------          --------
       Total liabilities and stockholders' equity                                  $819,743          $784,409          $822,120
                                                                                   ========          ========          ========


See accompanying notes to consolidated financial statements.

                               UGI UTILITIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                             (Thousands of dollars)



                                                                     Three Months Ended                 Twelve Months Ended
                                                                         December 31,                       December 31,
                                                                  --------------------------        --------------------------
                                                                     2001            2000             2001             2000
                                                                  ---------        ---------        ---------        ---------
Revenues                                                          $ 141,481        $ 166,503        $ 559,740        $ 482,289
                                                                  ---------        ---------        ---------        ---------

Costs and expenses:
    Gas, fuel and purchased power                                    87,107          103,348          358,540          264,034
    Operating and administrative expenses                            20,237           23,688           84,859           88,840
    Operating and administrative expenses - related parties           1,350            1,359            5,268            4,957
    Taxes other than income taxes                                     2,586            2,456            9,312           12,311
    Depreciation and amortization                                     5,810            5,925           23,652           23,790
    Other income, net                                                (3,218)          (3,736)         (14,593)         (12,519)
                                                                  ---------        ---------        ---------        ---------
                                                                    113,872          133,040          467,038          381,413
                                                                  ---------        ---------        ---------        ---------

Operating income                                                     27,609           33,463           92,702          100,876
Interest expense                                                      4,263            5,105           18,146           18,712
                                                                  ---------        ---------        ---------        ---------
Income before income taxes                                           23,346           28,358           74,556           82,164
Income taxes                                                          9,301           11,263           29,469           32,411
                                                                  ---------        ---------        ---------        ---------
Net income                                                           14,045           17,095           45,087           49,753
Dividends on preferred stock                                            388              388            1,550            1,550
                                                                  ---------        ---------        ---------        ---------
Net income after dividends on preferred stock                     $  13,657        $  16,707        $  43,537        $  48,203
                                                                  =========        =========        =========        =========


See accompanying notes to consolidated financial statements.

                               UGI UTILITIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (Thousands of dollars)


                                                                      Three Months Ended             Twelve Months Ended
                                                                         December 31,                    December 31,
                                                                  ------------------------        ------------------------
                                                                    2001            2000            2001            2000
                                                                  --------        --------        --------        --------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
   Net income                                                     $ 14,045        $ 17,095        $ 45,087        $ 49,753
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                                 5,810           5,925          23,652          23,790
       Deferred income taxes, net                                   (1,793)          4,420          (8,229)          6,177
       Other, net                                                    1,052           1,017           2,456           6,805
                                                                  --------        --------        --------        --------
                                                                    19,114          28,457          62,966          86,525
       Net change in:
         Accounts receivable and accrued utility revenues          (31,012)        (65,965)         20,249         (41,700)
         Inventories                                                 6,892           7,219         (14,835)         (8,708)
         Deferred fuel costs                                         6,870         (11,708)         28,526         (15,627)
         Accounts payable                                           (2,592)         33,951         (23,225)         49,939
         Other current assets and liabilities                        3,944           1,642          12,071          (2,604)
                                                                  --------        --------        --------        --------
       Net cash provided (used) by operating activities              3,216          (6,404)         85,752          67,825
                                                                  --------        --------        --------        --------


CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
   Expenditures for property, plant and equipment                   (8,087)         (8,740)        (36,130)        (37,134)
   Net costs of property, plant and equipment disposals               (375)            (30)         (1,752)           (790)
   Cash contribution to partnership                                     --          (6,000)             --          (6,000)
                                                                  --------        --------        --------        --------
     Net cash used by investing activities                          (8,462)        (14,770)        (37,882)        (43,924)
                                                                  --------        --------        --------        --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
   Payment of dividends                                            (11,351)        (10,250)        (37,910)        (35,425)
   Issuance of long-term debt                                           --          20,000          30,603          20,000
   Repayment of long-term debt                                          --              --         (15,000)         (7,143)
   Bank loans increase (decrease)                                   24,300           2,200         (20,500)            800
   Capital contribution from UGI                                        --           4,000              --           4,000
                                                                  --------        --------        --------        --------
     Net cash provided (used) by financing activities               12,949          15,950         (42,807)        (17,768)
                                                                  --------        --------        --------        --------

   Cash and cash equivalents increase (decrease)                  $  7,703        $ (5,224)       $  5,063        $  6,133
                                                                  ========        ========        ========        ========

CASH  AND  CASH  EQUIVALENTS:
   End of period                                                  $ 15,414        $ 10,351        $ 15,414        $ 10,351
   Beginning of period                                               7,711          15,575          10,351           4,218
                                                                  --------        --------        --------        --------
     Increase (decrease)                                          $  7,703        $ (5,224)       $  5,063        $  6,133
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

                               UGI UTILITIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                             (Thousands of dollars)



1.    BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements include the accounts of UGI Utilities, Inc. ("UGI Utilities") and its wholly owned subsidiaries (collectively, "the Company" or "we"). We eliminate all significant intercompany accounts and transactions when we consolidate. We have reclassified certain prior-period balances to conform with the current period presentation. UGI Utilities is a wholly owned subsidiary of UGI Corporation ("UGI") and operates a natural gas distribution utility ("Gas Utility") in parts of eastern and southeastern Pennsylvania and an electricity distribution utility and electricity generation business (collectively, "Electric Utility") in northeastern Pennsylvania.

      The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the year ended September 30, 2001 ("Company's 2001 Annual Report"). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. UGI Utilities' comprehensive income as determined under Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" was $14,506 for the three months ended December 31, 2001. Other comprehensive income of $461 in the three months ended December 31, 2001 is the result of gains on derivative instruments qualifying as hedges. The Company's comprehensive income was the same as its net income for the three months ended December 31, 2000.

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)



2.    SEGMENT INFORMATION

      Based upon SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), we have determined that the Company has two reportable segments: (1) Gas Utility and (2) Electric Utility. The accounting policies of our two reportable segments are the same as those described in the Significant Accounting Policies note contained in the Company's 2001 Annual Report. We evaluate each segment's performance principally based upon its earnings before income taxes. No single customer represents more than 10% of the total revenues of either Gas Utility or Electric Utility. Financial information by business segment follows:

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)


2.    SEGMENT INFORMATION (continued)


      THREE MONTHS ENDED DECEMBER 31, 2001:

                                                                  Gas             Electric
                                                Total           Utility           Utility
                                             ---------------------------------------------
      Segment revenues                       $ 141,481         $ 121,263         $  20,218
                                             =============================================

      Segment profit:
        EBITDA (1)                           $  33,419         $  29,874         $   3,545
        Depreciation and amortization           (5,810)           (4,973)             (837)
                                             ---------------------------------------------
        Operating income                        27,609            24,901             2,708
        Interest expense                        (4,263)           (3,645)             (618)
                                             ---------------------------------------------
        Income before income taxes           $  23,346         $  21,256         $   2,090
                                             =============================================

      Segment assets  (at period end)        $ 819,743         $ 713,432         $ 106,311
                                             =============================================


      THREE MONTHS ENDED DECEMBER 31, 2000:

                                                                  Gas             Electric
                                                Total           Utility           Utility
                                             ---------------------------------------------
      Segment revenues                       $ 166,503         $ 146,030         $  20,473
                                             =============================================

      Segment profit:
        EBITDA (1)                           $  39,388         $  35,560         $   3,828
        Depreciation and amortization           (5,925)           (4,925)           (1,000)
                                             ---------------------------------------------
        Operating income                        33,463            30,635             2,828
        Interest expense                        (5,105)           (4,402)             (703)
                                             ---------------------------------------------
        Income before income taxes           $  28,358         $  26,233         $   2,125
                                             =============================================

      Segment assets  (at period end)        $ 822,120         $ 719,650         $ 102,470
                                             =============================================


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

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)


2.    SEGMENT INFORMATION (continued)


      TWELVE MONTHS ENDED DECEMBER 31, 2001:


                                                                  Gas            Electric
                                               Total            Utility           Utility
                                             ---------------------------------------------
      Segment revenues                       $ 559,740         $ 476,065         $  83,675
                                             =============================================

      Segment profit:
        EBITDA                               $ 116,354         $ 102,331         $  14,023
        Depreciation and amortization          (23,652)          (20,219)           (3,433)
                                             ---------------------------------------------
        Operating income                        92,702            82,112            10,590
        Interest expense                       (18,146)          (15,501)           (2,645)
                                             ---------------------------------------------
        Income before income taxes           $  74,556         $  66,611         $   7,945
                                             =============================================

      Segment assets  (at period end)        $ 819,743         $ 713,432         $ 106,311
                                             =============================================


      TWELVE MONTHS ENDED DECEMBER 31, 2000:


                                                                   Gas           Electric
                                               Total             Utility          Utility
                                             ---------------------------------------------
      Segment revenues                       $ 482,289         $ 403,095         $  79,194
                                             =============================================

      Segment profit:
        EBITDA                               $ 124,666         $ 108,127         $  16,539
        Depreciation and amortization          (23,790)          (19,176)           (4,614)
                                             ---------------------------------------------
        Operating income                       100,876            88,951            11,925
        Interest expense                       (18,712)          (16,369)           (2,343)
                                             ---------------------------------------------
        Income before income taxes           $  82,164         $  72,582         $   9,582
                                             =============================================

      Segment assets  (at period end)        $ 822,120         $ 719,650         $ 102,470
                                             =============================================

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)


3.    ADOPTION OF SFAS 142

      Effective October 1, 2001, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." SFAS 142 addresses the financial accounting and reporting for intangible assets acquired individually or with a group of other assets (excluding those acquired in a business combination) at acquisition and also addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS 142, an intangible asset is amortized over its useful life unless that life is determined to be indefinite. Goodwill and other intangible assets with indefinite lives are not amortized but are subject to tests for impairment at least annually.

      Because we do not have significant intangible assets or goodwill resulting from prior business conbinations, the adoption of SFAS 142 did not have any impact on our results of operations or financial position during the three months ended December 31, 2001.

4.    COMMITMENTS AND CONTINGENCIES

      There have been no significant subsequent developments to the commitments and contingencies reported in the Company's 2001 Annual Report.

                               UGI UTILITIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended December 31, 2001 ("2001 three-month period") with the three months ended December 31, 2000 ("2000 three-month period") and (2) the twelve months ended December 31, 2001 ("2001 twelve-month period") with the twelve months ended December 31, 2000 ("2000 twelve-month period"). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements.

2001 THREE-MONTH PERIOD COMPARED WITH 2000 THREE-MONTH PERIOD


--------------------------------------------------------------------------------------------------------
 Three Months Ended December 31,                 2001           2000              Decrease
--------------------------------------------------------------------------------------------------------
 (Millions of dollars)
 GAS UTILITY:
      Revenues                                  $121.3         $146.0        $(24.7)        (16.9)%
      Total margin                              $ 46.0         $ 53.6        $ (7.6)        (14.2)%
      EBITDA (a)                                $ 29.9         $ 35.6        $ (5.7)        (16.0)%
      Operating income                          $ 24.9         $ 30.6        $ (5.7)        (18.6)%
      Natural gas system throughput - bcf         19.4           24.2          (4.8)        (19.8)%
      Heating degree days - % (warmer)
            colder than normal                   (19.2)          10.0            --            --

 ELECTRIC UTILITY:
      Revenues                                  $ 20.2         $ 20.5        $ (0.3)         (1.5)%
      Total margin (b)                          $  7.5         $  8.7        $ (1.2)        (13.8)%
      EBITDA (a)                                $  3.5         $  3.8        $ (0.3)         (7.9)%
      Operating income                          $  2.7         $  2.8        $ (0.1)         (3.6)%
      Distribution sales - gwh                   227.9          241.8         (13.9)         (5.7)%
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

(b) Electric Utility's total margin represents total revenues less cost of sales and revenue-related taxes, i.e. gross receipts taxes. For financial statement purposes, revenue-related taxes are included in "taxes other than income taxes" on the Condensed Consolidated Statements of Income.

                               UGI UTILITIES, INC.


GAS UTILITY. Weather in Gas Utility's service territory during the 2001 three-month period was 19.2% warmer than normal compared to weather that was 10.0% colder than normal in the prior-year period. In particular, the key heating-season months of November and December 2001 were among the warmest on record. The warmer weather and to a lesser extent the general economic recession resulted in a significant reduction in sales to firm- residential, commercial and industrial ("core market") customers and lower firm and interruptible delivery service volumes.

The decrease in Gas Utility revenues in the 2001 three-month period is primarily a result of the lower core market sales and to a lesser extent the lower firm and interruptible delivery service volumes. Gas Utility cost of gas was $75.3 million in the 2001 three-month period compared to $92.4 million in the prior-year period also a result of the decline in core-market sales.

The decrease in Gas Utility total margin reflects (1) a $4.6 million decrease in core market margin resulting from the lower sales; (2) the impact of the lower firm delivery service volumes; and (3) lower margin contribution from interruptible customers. In accordance with Gas Utility's Restructuring order entered on June 29, 2000 pursuant to Pennsylvania's Gas Competition Act, beginning December 1, 2001 Gas Utility is required to reduce its PGC rates by an amount equal to the margin it receives from interruptible customers using pipeline capacity contracted by Gas Utility for core-market customers. As a result, beginning December 1, 2001, Gas Utility's margin is more sensitive to the effects of heating-season weather and less sensitive to the market prices of alternative fuels.

Gas Utility EBITDA and operating income each decreased $5.7 million reflecting the previously mentioned decline in total margin partially offset by lower operating and administrative expenses. The decrease in operating and administrative expenses principally resulted from lower charges for uncollectible accounts and lower distribution system expenses.

ELECTRIC UTILITY. The decrease in kilowatt-hour sales in the 2001 three-month period reflects the impact of weather that was 29% warmer than in the prior-year period. Electric Utility revenues declined reflecting the decline in distribution system sales partially offset by higher wholesale sales. Notwithstanding the decrease in sales, Electric Utility cost of sales was $11.9 million in the 2001 three-month period, an increase of $1.0 million from the prior-year period, reflecting higher per-unit purchased power costs and the impact on cost of sales resulting from the formation of Hunlock Creek Energy Ventures, our joint-venture electricity generation business formed December 8, 2000. The formation of Energy Ventures results in lower power production and depreciation expenses but higher costs of sales because Electric Utility must purchase a greater percentage of its electricity needs from others, including Energy Ventures.

Total Electric Utility margin declined $1.2 million as a result of the higher purchased power costs and the lower sales. EBITDA and operating income decreased $0.3 million and $0.1 million, respectively, reflecting the lower total margin offset by lower power production expenses and, with respect to operating income, lower depreciation expense subsequent to the formation of Energy Ventures.

                               UGI UTILITIES, INC.


INTEREST EXPENSE. The lower interest expense in the 2001 three-month period reflects lower borrowings under revolving credit agreements and lower revolving credit agreement interest rates.


2001 TWELVE-MONTH PERIOD COMPARED WITH 2000 TWELVE-MONTH PERIOD


---------------------------------------------------------------------------------------------------------
                                                                                  Increase
 Twelve Months Ended December 31,                 2001           2000             (Decrease)
---------------------------------------------------------------------------------------------------------
 (Millions of dollars)
 GAS UTILITY:
      Revenues                                   $476.1         $403.1         $ 73.0          18.1 %
      Total margin                               $170.4         $176.5         $ (6.1)         (3.5)%
      EBITDA                                     $102.3         $108.1         $ (5.8)         (5.4)%
      Operating income                           $ 82.1         $ 89.0         $ (6.9)         (7.8)%
      Natural gas system throughput - bcf          72.5           81.9           (9.4)        (11.5)%
      Heating degree days - % (warmer)
            than normal                            (8.5)          (2.0)            --            --

 ELECTRIC UTILITY:
      Revenues                                   $ 83.6         $ 79.2         $  4.4           5.6 %
      Total margin                               $ 27.5         $ 38.2         $(10.7)        (28.0)%
      EBITDA                                     $ 14.0         $ 16.5         $ (2.5)        (15.2)%
      Operating income                           $ 10.6         $ 11.9         $ (1.3)        (10.9)%
      Distribution sales - gwh                    931.6          923.5            8.1           0.9 %
----------------------------------------------------------------------------------------------------------



GAS UTILITY. Weather in Gas Utility's service territory based upon heating degree days was 8.5% warmer than normal in the 2001 twelve-month period compared to weather that was 2.0% warmer than normal in the prior year twelve-month period. Total system throughput declined 11.5% reflecting the effects of the warmer weather, price-induced customer conservation, and the effects of the general recession on commercial and industrial customers. In addition, higher natural gas prices relative to oil prices during the winter of 2001 prompted fuel switching by many of our interruptible customers who have the ability to switch to alternative fuels.

The increase in Gas Utility revenues in the 2001 twelve-month period is primarily a result of higher average purchased gas cost ("PGC") rates primarily during the 2001 winter heating season offset partially by the effect of the decline in throughput. Natural gas costs at the end of the 2001 twelve-month period were significantly lower than they were at the beginning of the period. Gas Utility cost of gas was $305.7 million in the 2001 twelve-month period compared to $226.6 million in the 2000 twelve-month period reflecting the higher average purchased gas costs during the 2001 winter heating season.

Gas Utility total margin declined $6.1 million principally due to lower margin from interruptible and firm delivery service customers reflecting lower 2001 twelve-month period throughput to

                               UGI UTILITIES, INC.


these customers and lower average interruptible unit margins due to the decline in the spread between oil and natural gas prices.

Gas Utility EBITDA and operating income declined $5.8 million and $6.9 million, respectively, reflecting the net effects of the decrease in total margin, slightly higher operating expenses and higher pension income. The increase in operating expenses includes, among other things, greater required allowances for uncollectible accounts and lower income from environmental insurance litigation settlements partially offset by lower distribution system maintenance expense. Depreciation expense increased $1.0 million reflecting greater depreciation associated with distribution system capital expenditures.

ELECTRIC UTILITY. Distribution system sales in the 2001 twelve-month period increased slightly from the prior year. Revenues were higher as a result of wholesale sales generated by Energy Ventures and, to a lesser extent, the greater distribution system sales. Cost of sales totaled $52.8 million in the 2001 twelve-month period compared to $37.4 million in the prior year reflecting the impact on cost of sales resulting from the formation of Energy Ventures, higher per-unit purchased power costs, and the higher 2001 sales.

Electric Utility total margin decreased $10.7 million as a result of the higher purchased power costs. EBITDA and operating income declined less than the decrease in total margin reflecting lower power production expenses resulting from the formation of Energy Ventures and lower utility realty taxes. Depreciation expense decreased $1.2 million reflecting the impact of the formation of Energy Ventures.

INTEREST EXPENSE. Interest expense for the 2001 twelve-month period reflects lower interest on revolving credit agreement borrowings partially offset by greater interest on long-term debt outstanding.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's debt outstanding at December 31, 2001 totaled $290.6 million compared with $266.3 million at September 30, 2001. Included in these amounts are bank loans of $82.1 million and $57.8 million, respectively.

At December 31, 2001, the Company had revolving credit agreements providing for borrowings up to $97 million of which $82.1 million was outstanding. These agreements expire at various dates from June 2003 through June 2004. We also have shelf registration statements with the U.S. Securities and Exchange Commission covering a total of $125 million of debt securities. We expect to refinance $26 million of maturing Medium-Term Notes due October 2002 through debt issued pursuant to these shelf registration statements.

                               UGI UTILITIES, INC.


CASH FLOWS

The Company's cash flows from operating activities are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are generally lowest during the first and fourth fiscal quarters. Accordingly, cash flows from operations for the three months ended December 31, 2001 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities was $3.2 million during the three months ended December 31, 2001. In the prior-year period, cash used by operating activities was $6.4 million. The increase in 2001 three-month period operating cash flow is a result of lower cash requirements to fund changes in working capital. Cash flow from operating activities before changes in operating working capital was $19.1 million in the 2001 three-month period, a decrease of $9.3 million from the prior-year period, reflecting the decline in operating results and lower noncash charges for deferred income taxes.

INVESTING ACTIVITIES. Expenditures for property, plant and equipment were $8.1 million in the 2001 three-month period, slightly lower than the prior-year period. Net cash used by investing activities in the 2000 three-month period includes a $6 million contribution made in connection with the formation of Energy Ventures.

FINANCING ACTIVITIES. During the 2001 and 2000 three-month periods, we paid dividends of $11.0 million and $9.9 million, respectively, to UGI. We also paid dividends on our redeemable preferred stock totaling $0.4 million in both periods. During the 2001 three-month period, we had a net increase in borrowings of $24.3 million under our revolving credit agreements. During the 2000 three-month period, we issued $20 million of five-year notes and used the proceeds for working capital purposes. During the 2000 three-month period, UGI made a capital contribution of $4.0 million to fund a portion of the Company's investment in Energy Ventures.

ADOPTION OF SFAS NO. 142

Effective October 1, 2001, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 addresses the financial accounting and reporting for intangible assets acquired individually or with a group of other assets (excluding those acquired in a business combination) at acquisition and also addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS 142, an intangible asset is amortized over its useful life unless that life is determined to be indefinite. Goodwill and other intangible assets with indefinite lives are not amortized but are subject to tests for impairment at least annually.

                               UGI UTILITIES, INC.


Because we do not have significant intangible assets or goodwill resulting from prior business combinations, the adoption of SFAS 142 did not have any impact on our results of operations or financial position during the three months ended December 31, 2001.

IMPACT OF GAS RESTRUCTURING ORDER

On June 29, 2000, the Pennsylvania Public Utility Commission ("PUC") issued its order ("Gas Restructuring Order") approving Gas Utility's restructuring plan filed by Gas Utility pursuant to Pennsylvania's Natural Gas Choice and Competition Act. Among other things, the implementation of the Gas Restructuring Order resulted in an increase in Gas Utility's core-market base rates effective October 1, 2000. This base rate increase was designed to generate approximately $16.7 million in additional net annual revenues. The Gas Restructuring Order also required Gas Utility to reduce its PGC rates by an annualized amount of $16.7 million in the first 14 months following the October 1, 2000 base rate increase.

Beginning December 1, 2001, Gas Utility is required to reduce its PGC rates by an amount equal to the margin it receives from interruptible customers using pipeline capacity contracted by Gas Utility for core-market customers. As a result, beginning December 1, 2001, Gas Utility operating results are more sensitive to the effects of heating-season weather and less sensitive to the market prices of alternative fuels.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with a corresponding increase in the carrying value of the related asset. Entities shall subsequently charge the retirement cost to expense using a systematic and rational method over the asset's useful life and adjust the fair value of the liability resulting from the passage of time through charges to interest expense. We are required to adopt SFAS 143 effective October 1, 2002. We are currently in the process of evaluating the impact SFAS 143 will have on our financial condition and results of operations.

SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" as it relates to the disposal of a segment of a business. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of based upon the

                               UGI UTILITIES, INC.


framework of SFAS 121, and resolves significant implementation issues of SFAS
121. SFAS 144 is effective for the Company October 1, 2002. We believe that the adoption of SFAS 144 will not have a material impact on our financial position or results of operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Electric Utility's electricity distribution business purchases most of its electric power needs under power supply arrangements of various lengths and on the spot market. Prices for electricity can be volatile especially during periods of high demand or tight supply. Because the generation component of Electric Utility's rates is subject to rate caps as a result of the Electricity Restructuring Order that are expected to extend through August 2002 in the case of its commercial and industrial customers and May 2003 in the case of its residential customers, any increases in the cost of electricity purchased by Electric Utility will negatively impact Electric Utility's results. Electric Utility has mitigated this electricity cost exposure by entering into power and capacity contracts for a substantial portion of these periods.

Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with a forecasted issuance of fixed-rate debt in October 2002, we entered into interest rate protection agreements during the three months ended December 31, 2001. The fair value of these interest rate protection agreements, which have been designated and qualify as cash flow hedges, was $0.8 million at December 31, 2001. An adverse change in interest rates on ten-year U.S. treasury notes of 100 basis points would result in a $2.1 million decrease in the fair value of these interest rate protection agreements.

                              UGI UTILITIES, INC.

                           PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND  REPORTS ON FORM 8-K

      (a)   List of Exhibits:

            12.1  Computation of ratio of earnings to fixed charges.

            12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends.

      (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 2001.

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








Date:  February 13, 2002                By:/s/ J. C. Barney
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