Form 10-Q
period 2002-03-31
UGI UTILITIES INC
filed 2002-05-15
CIK 100548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         At April 30, 2002, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                               UGI UTILITIES, INC.

                                TABLE OF CONTENTS

                                                                                          PAGES
PART I FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Condensed Consolidated Balance Sheets as of March 31, 2002,
                   September 30, 2001 and March 31, 2001                                       1

               Condensed Consolidated Statements of Income for the three, six
                   and twelve months ended March 31, 2002 and 2001                             2

               Condensed Consolidated Statements of Cash Flows for the six
                   and twelve months ended March 31, 2002 and 2001                             3

               Notes to Condensed Consolidated Financial Statements                        4 - 9

    Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                   10 - 17

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk                17 - 18

PART II OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K                                               19

    Signatures                                                                                20

                               UGI UTILITIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                               March 31,   September 30,   March 31,
                                                                                 2002         2001           2001
                                                                               --------      --------      --------
ASSETS
     Current assets:

          Cash and cash equivalents                                            $  1,955      $  7,711      $  4,810
          Accounts receivable (less allowances for doubtful accounts
               of $3,887, $3,151 and $5,917, respectively)                       65,329        39,152        88,326
          Accrued utility revenues                                               19,695        11,110        27,301
          Inventories                                                            12,418        48,074        10,663
          Deferred income taxes                                                   8,843         5,527         6,294
          Prepaid expenses and other current assets                               4,931         2,178         2,614
                                                                               --------      --------      --------
               Total current assets                                             113,171       113,752       140,008

     Property, plant and equipment, at cost (less accumulated depreciation
          and amortization of $285,945, $276,429 and $276,587, respectively)    582,986       578,768       570,759

     Regulatory assets                                                           55,227        56,155        54,717
     Other assets                                                                36,358        35,734        32,899
                                                                               --------      --------      --------
          Total assets                                                         $787,742      $784,409      $798,383
                                                                               ========      ========      ========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
     Current liabilities:

          Current maturities of long-term debt                                 $ 26,000      $     --      $     --
          Bank loans                                                             58,900        57,800        90,100
          Accounts payable                                                       39,152        67,456        46,747
          Other current liabilities                                              55,446        52,182        51,229
                                                                               --------      --------      --------
               Total current liabilities                                        179,498       177,438       188,076

     Long-term debt                                                             182,426       208,477       208,461
     Deferred income taxes                                                      124,699       121,890       116,773
     Deferred investment tax credits                                              8,584         8,783         8,982
     Other noncurrent liabilities                                                11,453        12,064        13,259

     Commitments and contingencies (note 4)

     Redeemable preferred stock                                                  20,000        20,000        20,000

     Common stockholder's equity:
          Common Stock, $2.25 par value (authorized - 40,000,000 shares;
               issued and outstanding - 26,781,785 shares)                       60,259        60,259        60,259
          Additional paid-in capital                                             72,792        72,792        72,559
          Retained earnings                                                     127,563       102,706       110,014
          Accumulated other comprehensive income                                    468            --            --
                                                                               --------      --------      --------
               Total common stockholder's equity                                261,082       235,757       242,832
                                                                               --------      --------      --------
          Total liabilities and stockholders' equity                           $787,742      $784,409      $798,383
                                                                               ========      ========      ========


See accompanying notes to consolidated financial statements.

                               UGI UTILITIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                             (Thousands of dollars)


                                                   Three Months Ended         Six Months Ended         Twelve Months Ended
                                                        March 31,                 March 31,                March 31,
                                                 ----------------------   ------------------------   ----------------------
                                                   2002         2001         2002          2001       2002         2001
                                                 ---------    ---------    ---------    ---------   ---------   ---------
Revenues                                         $ 179,945    $ 231,591    $ 321,426    $ 398,094   $ 508,094    $ 544,016
                                                 ---------    ---------    ---------    ---------   ---------    ---------
Costs and expenses:
     Gas, fuel and purchased power                 109,151      155,796     196,258       259,144     311,895      327,348
     Operating and administrative expenses          21,437       23,187      41,674        46,875      83,109       91,498
     Operating and administrative
         expenses - related parties                  1,668        1,400       3,018         2,759       5,536        4,916
     Taxes other than income taxes                   3,242        3,010       5,828         5,466       9,544       11,151
     Depreciation and amortization                   5,834        5,881      11,644        11,806      23,605       24,010
     Other income, net                              (2,706)      (4,183)     (5,924)       (7,919)    (13,116)     (13,309)
                                                 ---------    ---------   ---------      ---------    ---------   ---------
                                                   138,626      185,091     252,498       318,131     420,573      445,614
                                                 ---------    ---------   ---------      ---------    ---------   ---------
Operating income                                    41,319       46,500      68,928        79,963      87,521       98,402
Interest expense                                     4,228        4,930       8,491        10,035      17,444       18,981
                                                 ---------    ---------   ---------      ---------   ---------    ---------
Income before income taxes                          37,091       41,570      60,437        69,928      70,077       79,421
Income taxes                                        14,542       16,414      23,843        27,677      27,597       31,630
                                                 ---------    ---------   ---------      ---------   ---------    ---------
Net income                                          22,549       25,156      36,594        42,251      42,480       47,791
Dividends on preferred stock                           387          387         775           775       1,550        1,550
                                                 ---------    ---------   ---------      ---------   ---------    ---------
Net income after dividends on preferred stock    $  22,162    $  24,769   $  35,819     $  41,476   $  40,930    $  46,241
                                                 =========    =========   =========      =========   =========    =========


See accompanying notes to consolidated financial statements.

                               UGI UTILITIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)


                                                                       Six Months Ended                Twelve Months Ended
                                                                           March 31,                        March 31,
                                                                    ------------------------        ------------------------
                                                                      2002            2001            2002            2001
                                                                    --------        --------        --------        --------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net income                                                      $ 36,594        $ 42,251        $ 42,480        $ 47,791
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                               11,644          11,806          23,605          24,010
          Deferred income taxes, net                                  (1,206)         (4,964)          1,742           3,351
          Other, net                                                   3,596           2,209           3,808           5,085
          Net change in:
             Accounts receivable and accrued utility revenues        (38,805)        (77,669)         24,160         (44,118)
             Inventories                                              35,656          24,935          (3,787)         (2,873)
             Deferred fuel costs                                       6,222          10,832           5,338          (8,483)
             Accounts payable                                        (28,304)         (7,391)         (7,595)         20,524
             Other current assets and liabilities                     (4,914)          7,262          (2,407)         (7,464)
                                                                    --------        --------        --------        --------
       Net cash provided by operating activities                      20,483           9,271          87,344          37,823
                                                                    --------        --------        --------        --------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Expenditures for property, plant and equipment                   (14,615)        (15,148)        (36,250)        (36,576)
    Net costs of property, plant and equipment disposals                (986)           (235)         (2,158)           (896)
    Cash contribution to partnership                                      --          (6,000)             --          (6,000)
                                                                    --------        --------        --------        --------
       Net cash used by investing activities                         (15,601)        (21,383)        (38,408)        (43,472)
                                                                    --------        --------        --------        --------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Payment of dividends                                             (11,738)        (27,956)        (20,591)        (44,739)
    Issuance of long-term debt                                            --          50,603              --          50,603
    Repayment of long-term debt                                           --         (15,000)             --         (22,143)
    Bank loans increase (decrease)                                     1,100         (10,300)        (31,200)         18,900
    Capital contribution from UGI                                         --           4,000              --           4,000
                                                                    --------        --------        --------        --------
       Net cash provided (used) by financing activities              (10,638)          1,347         (51,791)          6,621
                                                                    --------        --------        --------        --------
    Cash and cash equivalents increase (decrease)                   $ (5,756)       $(10,765)       $ (2,855)       $    972
                                                                    ========        ========        ========        ========
CASH  AND  CASH  EQUIVALENTS:
    End of period                                                   $  1,955        $  4,810        $  1,955        $  4,810
    Beginning of period                                                7,711          15,575           4,810           3,838
                                                                    --------        --------        --------        --------
       Increase (decrease)                                          $ (5,756)       $(10,765)       $ (2,855)       $    972
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

                               UGI UTILITIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                             (Thousands of dollars)

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of UGI Utilities, Inc. ("UGI Utilities") and its wholly owned subsidiaries (collectively, "the Company" or "we"). We eliminate all significant intercompany accounts and transactions when we consolidate. We have reclassified certain prior-period balances to conform with the current period presentation. UGI Utilities is a wholly owned subsidiary of UGI Corporation ("UGI") and owns and operates a natural gas distribution utility ("Gas Utility") in parts of eastern and southeastern Pennsylvania. UGI Utilities also owns and operates an electricity distribution utility and, through a subsidiary and its joint-venture partnership Hunlock Creek Energy Ventures ("Energy Ventures"), an electricity generation business (collectively, "Electric Utility") in northeastern Pennsylvania. Electric Utility's investment in Energy Ventures is accounted for under the equity method.

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

         UGI Utilities' comprehensive income was $22,556 and $37,062 for the three and six months ended March 31, 2002. Other comprehensive income of $7 and $468 in the three and six months ended March 31, 2002 is the result of gains on derivative instruments qualifying as hedges. The Company's comprehensive income was the same as its net income for the three and six months ended March 31, 2001.

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)

2.       SEGMENT INFORMATION

         Based upon SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), we have determined that the Company currently has two reportable segments: (1) Gas Utility and (2) Electric Utility. The accounting policies of our two reportable segments are the same as those described in the Significant Accounting Policies note contained in the Company's 2001 Annual Report. We evaluate each segment's performance principally based upon its earnings before income taxes. No single customer represents more than 10% of the total revenues of either Gas Utility or Electric Utility. Financial information by business segment follows:

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)

2.       SEGMENT INFORMATION (continued)

         THREE MONTHS ENDED MARCH 31, 2002:

                                                                       Gas           Electric
                                           Total      Eliminations   Utility         Utility
                                         ---------    ------------  ---------        ---------
Segment revenues                         $ 179,945        $--       $ 158,160        $  21,785
                                         =========        ===       =========        =========
Segment profit:
     EBITDA (1)                          $  47,153        $--       $  43,444        $   3,709
     Depreciation and amortization          (5,834)        --          (5,003)            (831)
                                         ---------        ---       ---------        ---------
     Operating income                       41,319         --          38,441            2,878
     Interest expense                       (4,228)        --          (3,632)            (596)
                                         ---------        ---       ---------        ---------
     Income before income taxes          $  37,091        $--       $  34,809        $   2,282
                                         =========        ===       =========        =========
Segment assets  (at period end)          $ 787,742        $--       $ 683,742        $ 104,000
                                         =========        ===       =========        =========

         THREE MONTHS ENDED MARCH 31, 2001:

                                                                              Gas           Electric
                                           Total        Eliminations        Utility         Utility
                                         ---------      ------------       ---------        ---------
Segment revenues                         $ 231,591        $      --        $ 209,146        $  22,445
                                         =========        =========        =========        =========
Segment profit:
     EBITDA (1)                          $  52,381        $      --        $  47,661        $   4,720
     Depreciation and amortization          (5,881)              --           (5,031)            (850)
                                         ---------        ---------        ---------        ---------
     Operating income                       46,500               --           42,630            3,870
     Interest expense                       (4,930)              --           (4,261)            (669)
                                         ---------        ---------        ---------        ---------
     Income before income taxes          $  41,570        $      --        $  38,369        $   3,201
                                         =========        =========        =========        =========
Segment assets  (at period end)          $ 798,383        $     (20)       $ 695,236        $ 103,167
                                         =========        =========        =========        =========

(1) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States. The Company's definition of EBITDA may be different from that used by other companies.

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)

2.      SEGMENT INFORMATION (continued)


        SIX MONTHS ENDED MARCH 31, 2002:

                                                                       Gas           Electric
                                           Total      Eliminations   Utility         Utility
                                         ---------    ------------  ---------        ---------
Segment revenues                         $ 321,426        $--       $ 279,423        $  42,003
                                         =========        ===       =========        =========
Segment profit:
     EBITDA                              $  80,572        $--       $  73,318        $   7,254
     Depreciation and amortization         (11,644)        --          (9,976)          (1,668)
                                         ---------        ---       ---------        ---------
     Operating income                       68,928         --          63,342            5,586
     Interest expense                       (8,491)        --          (7,277)          (1,214)
                                         ---------        ---       ---------        ---------
     Income before income taxes          $  60,437        $--       $  56,065        $   4,372
                                         =========        ===       =========        =========
Segment assets  (at period end)          $ 787,742        $--       $ 683,742        $ 104,000
                                         =========        ===       =========        =========


        SIX MONTHS ENDED MARCH 31, 2001:

                                                                              Gas           Electric
                                           Total        Eliminations        Utility         Utility
                                         ---------      ------------       ---------        ---------
Segment revenues                         $ 398,094        $      --        $ 355,176        $  42,918
                                         =========        =========        =========        =========
Segment profit:
     EBITDA                              $  91,769        $      --        $  83,221        $   8,548
     Depreciation and amortization         (11,806)              --           (9,956)          (1,850)
                                         ---------        ---------        ---------        ---------
     Operating income                       79,963               --           73,265            6,698
     Interest expense                      (10,035)              --           (8,663)          (1,372)
                                         ---------        ---------        ---------        ---------
     Income before income taxes          $  69,928        $      --        $  64,602        $   5,326
                                         =========        =========        =========        =========
Segment assets  (at period end)          $ 798,383        $     (20)       $ 695,236        $ 103,167
                                         =========        =========        =========        =========

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)

2.      SEGMENT INFORMATION (continued)

        TWELVE MONTHS ENDED MARCH 31, 2002:

                                                                       Gas            Electric
                                          Total       Eliminations   Utility          Utility
                                         ---------    ------------  ---------        ---------
Segment revenues                         $ 508,094        $--       $ 425,079        $  83,015
                                         =========        ===       =========        =========
Segment profit:
     EBITDA                              $ 111,126        $--       $  98,114        $  13,012
     Depreciation and amortization         (23,605)        --         (20,191)          (3,414)
                                         ---------        ---       ---------        ---------
     Operating income                       87,521         --          77,923            9,598
     Interest expense                      (17,444)        --         (14,872)          (2,572)
                                         ---------        ---       ---------        ---------
     Income before income taxes          $  70,077        $--       $  63,051        $   7,026
                                         =========        ===       =========        =========
Segment assets  (at period end)          $ 787,742        $--       $ 683,742        $ 104,000
                                         =========        ===       =========        =========

        TWELVE MONTHS ENDED MARCH 31, 2001:

                                                                              Gas            Electric
                                           Total        Eliminations        Utility          Utility
                                         ---------      ------------       ---------        ---------
Segment revenues                         $ 544,016        $      --        $ 463,374        $  80,642
                                         =========        =========        =========        =========
Segment profit:
     EBITDA                              $ 122,412        $      --        $ 106,141        $  16,271
     Depreciation and amortization         (24,010)              --          (19,669)          (4,341)
                                         ---------        ---------        ---------        ---------
     Operating income                       98,402               --           86,472           11,930
     Interest expense                      (18,981)              --          (16,551)          (2,430)
                                         ---------        ---------        ---------        ---------
     Income before income taxes          $  79,421        $      --        $  69,921        $   9,500
                                         =========        =========        =========        =========

Segment assets  (at period end)          $ 798,383        $     (20)       $ 695,236        $ 103,167
                                         =========        =========        =========        =========

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

         Because we do not have significant intangible assets or goodwill resulting from prior business combinations, the adoption of SFAS 142 did not have any impact on our results of operations or financial position during the three and six month periods ended March 31, 2002.

4.       COMMITMENTS AND CONTINGENCIES

         There have been no significant subsequent developments to the commitments and contingencies reported in the Company's 2001 Annual Report.

                              UGI UTILITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended March 31, 2002 ("2002 three-month period") with the three months ended March 31, 2001 ("2001 three-month period"); (2) the six months ended March 31, 2002 ("2002 six-month period") with the six months ended March 31, 2001 ("2001 six-month period"); and (3) the twelve months ended March 31, 2002 ("2002 twelve-month period") with the twelve months ended March 31, 2001 ("2001 twelve-month period"). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements.

2002 THREE-MONTH PERIOD COMPARED WITH 2001 THREE-MONTH PERIOD

                                                                                    Increase
 Three Months Ended March 31,                      2002          2001               (Decrease)
 ----------------------------                     ------        ------        --------------------
(Millions of dollars)

 GAS UTILITY:

          Revenues                                $158.2        $209.1        $(50.9)        (24.3)%
          Total margin                            $ 61.4        $ 67.2        $ (5.8)         (8.6)%
          Operating income                        $ 38.4        $ 42.6        $ (4.2)         (9.9)%
          Natural gas system throughput - bcf       26.1          28.5          (2.4)         (8.4)%
          Heating degree days - % (warmer)
               colder than normal                  (16.9)         (0.4)           --            --

ELECTRIC UTILITY:

          Revenues                                $ 21.8        $ 22.4        $ (0.6)         (2.7)%
          Total margin (a)                        $  8.2        $  7.7        $  0.5           6.5%
          Operating income                        $  2.9        $  3.9        $ (1.0)        (25.6)%
          Distribution sales - gwh                 248.1         265.4         (17.3)         (6.5)%
                                                  ------        ------        ------         -----

bcf - billions of cubic feet.  gwh - millions of kilowatt-hours.

         (a) Electric Utility's total margin represents total revenues less cost of sales and revenue-related taxes, i.e. gross receipts taxes. For financial statement purposes, revenue-related taxes are included in "taxes other than income taxes" on the Condensed Consolidated Statements of Income.

                              UGI UTILITIES. INC.


GAS UTILITY. Weather in Gas Utility's service territory during the 2002 three-month period was 16.9% warmer than normal compared to weather that was 0.4% warmer than normal in the prior-year three-month period. The significantly warmer winter weather resulted in lower sales to firm-residential, commercial and industrial ("core market") customers and, to a lesser extent, reduced delivery service volumes.

The decrease in Gas Utility revenues in the 2002 three-month period is primarily a result of (1) the lower average gas costs reflected in our purchased gas cost ("PGC") rates and (2) lower core market sales resulting from the warmer weather. Gas utility cost of gas was $96.8 million in the 2002 three-month period compared to $142.0 million in the 2001 three-month period reflecting the lower PGC rates and the decline in core market volumes.

The lower total margin principally reflects a $2.0 million decline in core market margin and lower margin contribution from interruptible customers. The decline in core market and interruptible margin reflects the effects of Gas Utility's Restructuring Order issued pursuant to Pennsylvania's Gas Competition Act. In accordance with Gas Utility's Restructuring Order, beginning December 1, 2001, Gas Utility was required to reduce its PGC rates by an amount equal to the margin it receives from interruptible customers using pipeline capacity contracted for core market customers. As a result, beginning December 1, 2001, Gas Utility's total margin is more sensitive to the effects of heating-season weather and less sensitive to the market prices of alternative fuels.

Gas Utility's operating income declined in the 2002 three-month period reflecting the previously mentioned decline in total margin partially offset by lower operating and administrative expenses. The decrease in operating and administrative expenses includes lower charges for uncollectible accounts and lower distribution system maintenance expenses.

ELECTRIC UTILITY. The decline in kilowatt-hour sales in the 2002 three-month period principally reflects the impact of warmer winter weather on heating-related sales. Electric Utility revenues declined $0.6 million reflecting the decline in distribution system sales. Electric Utility cost of sales totaled $12.4 million in the 2002 three-month period compared to $13.8 million in the 2001 three-month period, reflecting lower per-unit purchased power costs and the effect of the lower sales.

Electric Utility total margin increased $0.5 million in the 2002 three-month period as a result of the lower per-unit purchased power costs. Notwithstanding the higher total margin, operating income declined $1.0 million principally due to lower other income.

INTEREST EXPENSE. The lower 2002 three-month interest expense principally reflects lower borrowings under revolving credit agreements and lower short-term interest rates.

                              UGI UTILITIES. INC.


2002 SIX-MONTH PERIOD COMPARED WITH 2001 SIX-MONTH PERIOD


 Six Months Ended March 31,                          2002          2001              Decrease
 --------------------------                         ------        ------       --------------------
 (Millions of dollars)

 GAS UTILITY:
          Revenues                                  $279.4        $355.2       $(75.8)        (21.3)%
          Total margin                              $107.4        $120.8       $(13.4)        (11.1)%
          Operating income                          $ 63.3        $ 73.3       $(10.0)        (13.6)%
          Natural gas system throughput - bcf         45.5          52.7         (7.2)        (13.7)%
          Heating degree days - % (warmer)
               colder than normal                    (17.8)          3.9           --            --

ELECTRIC UTILITY:
          Revenues                                  $ 42.0        $ 42.9       $ (0.9)         (2.1)%
          Total margin                              $ 15.7        $ 16.4       $ (0.7)         (4.3)%
          Operating income                          $  5.6        $  6.7       $ (1.1)        (16.4)%
          Distribution sales - gwh                   476.0         507.2        (31.2)         (6.2)%
                                                    ------        ------       ------         -----

GAS UTILITY. Weather in Gas Utility's service territory during the 2002 six-month period was 17.8% warmer than normal compared to weather that was 3.9% colder than normal last year. Distribution system throughput declined nearly 14% reflecting the effect of the warmer weather on core market customers and the effect of the slow economy on commercial and industrial customers.

The decrease in Gas Utility revenues reflects the impact of the lower volumes as well as lower PGC rates reflecting lower natural gas costs in the 2002 six-month period. Gas Utility cost of gas was $172.0 million in the 2002 six-month period compared to $234.4 million in the 2001 six-month period. The decrease resulted from lower PGC rates and the decline in core market sales.

The decline in Gas Utility margin principally reflects (1) a $6.6 million decline in core market margin due to the lower sales; (2) a $4.3 million decline in interruptible margin, due principally to the flow back of certain interruptible margin to core market customers in accordance with the Gas Utility Restructuring Order; and (3) lower firm delivery margins.

Gas Utility operating income declined $10.0 million in the 2002 six-month period reflecting the decline in total margin partially offset by lower charges for uncollectible accounts and lower distribution system maintenance expenses.

ELECTRIC UTILITY. The decline in kilowatt-hour sales in the 2002 six-month period reflects the effects of weather that was 22.4% warmer than in the prior-year six-month period. Electric Utility revenues declined reflecting the decrease in distribution system sales and lower wholesale revenues. Electric Utility cost of sales was $24.2 million in the 2002 six-month period compared to $24.7 million in the 2001 six-month period principally reflecting the effects of the lower sales

                              UGI UTILITIES. INC.


partially offset by the full-period impact on cost of sales resulting from the formation of Hunlock Creek Energy Ventures ("Energy Ventures") in December 2000. Subsequent to the formation of Energy Ventures, Electric Utility must purchase a greater percentage of its electricity needs from power producers, including Energy Ventures.

Electric Utility total margin declined $0.7 million as a result of the lower total sales partially offset by lower per-unit purchased power costs principally during the three months ended March 31, 2002. Operating income declined $1.1 million reflecting the decrease in total margin and lower other income partially offset by lower operating expenses and depreciation expense of the Hunlock Creek generating station subsequent to the formation of Energy Ventures in December 2000.

INTEREST EXPENSE. The lower interest expense in the 2002 six-month period reflects lower borrowings under revolving credit agreements and lower short-term interest rates.

2002 TWELVE-MONTH PERIOD COMPARED WITH 2001 TWELVE-MONTH PERIOD


                                                                                  Increase
 Twelve Months Ended March 31,                       2002        2001            (Decrease)
 -----------------------------                      ------      ------     --------------------
 (Millions of dollars)

 GAS UTILITY:
          Revenues                                  $425.1      $463.4     $(38.3)         (8.3)%
          Total margin                              $164.5      $178.4     $(13.9)         (7.8)%
          Operating income                          $ 77.9      $ 86.5     $ (8.6)         (9.9)%
          Natural gas system throughput - bcf         70.2        80.6      (10.4)        (12.9)%
          Heating degree days - % (warmer)
                than normal                          (16.9)        3.1         --            --


ELECTRIC UTILITY:
          Revenues                                  $ 83.0      $ 80.6     $  2.4           3.0%
          Total margin                              $ 28.0      $ 35.0     $ (7.0)        (20.0)%
          Operating income                          $  9.6      $ 11.9     $ (2.3)        (19.3)%
          Distribution sales - gwh                   914.3       933.0      (18.7)         (2.0)%



GAS UTILITY. Weather in Gas Utility's service territory based upon heating degree days was 16.9% warmer than normal in the 2002 twelve-month period compared to weather that was 3.1% colder than normal in the prior-year twelve-month period. Total system throughput declined 12.9% reflecting the effects of the warmer heating-season weather, price-induced customer conservation, and the slowing economy.

Gas Utility revenues declined $38.3 million as a result of a $48.0 million decline in core market revenues, primarily as a result of the lower sales, and the impact of lower firm and interruptible delivery service volumes. These increases were partially offset by a $22.6 million increase in off-

                              UGI UTILITIES. INC.


system sales in the 2002 twelve-month period. Gas Utility cost of gas was $260.5 million in the 2002 twelve-month period compared to $285.1 million in the 2001 twelve-month period reflecting the impact of the lower core market sales partially offset by higher cost of sales resulting from the greater off-system sales.

Gas Utility total margin declined $13.9 million principally due to lower core market margin resulting from (1) lower core market heating related sales; (2) lower interruptible margin as a result of the flow back of certain interruptible margin to the core market beginning December 1, 2001, pursuant to the Gas Utility Restructuring Order, and lower average interruptible unit margins; and
(3) a decline in firm delivery service total margin from lower volumes transported.

Gas Utility operating income declined $8.6 million in the 2002 twelve-month period as the previously mentioned decrease in total margin was partially offset by a decrease in operating and administrative expenses and a $1.4 million increase in other income. Operating and administrative expenses declined $4.3 million reflecting, among other things, lower required allowances for uncollectible accounts and lower distribution system maintenance expenses.

ELECTRIC UTILITY. Distribution system sales in the 2002 twelve-month period decreased slightly from the 2001 twelve-month period. Revenues in the 2002 twelve-month period include wholesale sales of power generated by Energy Ventures. Cost of sales totaled $51.4 million in the 2002 twelve-month period compared to $42.3 million in the 2001 twelve-month period. The increase in cost of sales, notwithstanding the decline in sales during the 2002 twelve-month period, principally reflects the impact on cost of sales resulting from the formation of Energy Ventures in December 2000.

Electric Utility total margin declined $7.0 million reflecting the impact on cost of sales resulting from the formation of Energy Ventures. Electric Utility operating income declined less than the decrease in total margin reflecting lower power production expenses subsequent to the formation of Energy Ventures, lower utility realty tax expense, and higher other income. Depreciation expense decreased $1.0 million also reflecting the impact of the formation of Energy Ventures.

INTEREST EXPENSE. The decline in interest expense reflects lower interest on revolving credit agreement borrowings partially offset by greater interest expense on long-term debt.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's debt outstanding at March 31, 2002 totaled $267.3 million compared with $266.3 million at September 30, 2001. Included in these amounts are bank loans of $58.9 million and $57.8 million, respectively.

                              UGI UTILITIES. INC.


At March 31, 2002, the Company had commitments under revolving credit agreements providing for borrowings up to $97 million of which $58.9 million was outstanding. These agreements expire at various dates from June 2003 through June 2004. We also have shelf registration statements with the U.S. Securities and Exchange Commission covering a total of $125 million of debt securities. We expect to refinance $26 million of maturing Medium-Term Notes due October 2002 through debt issued pursuant to these shelf registration statements.

CASH FLOWS

The Company's cash flows from operating activities are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are generally lowest during the first and fourth fiscal quarters. Accordingly, cash flows from operations for the six months ended March 31, 2002 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities was $20.5 million during the six months ended March 31, 2002 compared with $9.3 million in the prior-year six-month period. The increase in 2002 six-month period operating cash flow is a result of lower cash flow used to fund changes in the components of operating working capital. Cash flow from operating activities before changes in operating working capital was $50.6 million in the 2002 six-month period, comparable with the $51.3 million of such cash flow recorded in the prior-year six-month period.

INVESTING ACTIVITIES. Expenditures for property, plant and equipment were $14.6 million in the 2002 six-month period, slightly lower than the $15.1 million recorded in the prior-year period. Investing activities in the 2001 six-month period include $6 million associated with the formation of Energy Ventures in December 2000.

FINANCING ACTIVITIES. During the 2002 and 2001 six-month periods, we paid dividends of $11.0 million and $26.8 million, respectively, to UGI. We also paid dividends on our redeemable preferred stock in both periods. We had net borrowings under our revolving credit agreements of $1.1 million in the 2002 six-month period compared to net repayments of $10.3 million in the 2001 six-month period. During the prior-year six-month period, we issued $50 million face value of Medium-Term Notes, used the proceeds for working capital purposes and repaid $15 million of maturing Medium-Term Notes.

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

                              UGI UTILITIES. INC.


intangible assets subsequent to their acquisition. Under SFAS 142, an intangible asset is amortized over its useful life unless that life is determined to be indefinite. Goodwill and other intangible assets with indefinite lives are not amortized but are subject to tests for impairment at least annually.

Because we do not have significant intangible assets or goodwill resulting from prior business combinations, the adoption of SFAS 142 did not have any impact on our results of operations or financial position during the three and six months ended March 31, 2002.

REGULATORY MATTERS

On March 28, 2002, the Pennsylvania Public Utility Commission ("PUC") approved Electric Utility's Provider of Last Resort ("POLR") settlement ("POLR Settlement"). Under the terms of the POLR Settlement, Electric Utility's regulated distribution utility will continue to provide generation service to its customers who do not select an alternate generation supplier after the stranded cost recovery periods end and the statutory rate caps expire. Electric Utility's generation rate caps are currently expected to extend through August 2002, in the case of commercial and industrial customers, and May 2003 in the case of residential customers. Under the terms of the POLR Settlement, the charges for generation service will be subject to certain caps through December 2004, and at market rates thereafter. Charges for generation service through December 2004 will be capped at rates generally equal to the combined generation and stranded cost charges currently paid by Electric Utility customers. The POLR Settlement provides for annual shopping periods during which customers may elect to remain on POLR service or chose an alternate supplier. Customers who do not select an alternate supplier will be obligated to remain on POLR service until the next shopping period. Residential customers who return to POLR service at a time other than during the annual shopping period must remain on POLR service until the date of the second open shopping period after returning. Commercial and industrial customers who return to POLR service at a time other than during the annual shopping period must remain on POLR service until the next open shopping period, and may, in certain circumstances, be subject to generation rate surcharges.

On June 29, 2000, the PUC issued its order ("Gas Restructuring Order") approving Gas Utility's restructuring plan filed by Gas Utility pursuant to Pennsylvania's Natural Gas Choice and Competition Act. Among other things, the implementation of the Gas Restructuring Order resulted in an increase in Gas Utility's core-market base rates effective October 1, 2000. This base rate increase was designed to generate approximately $16.7 million in additional net annual revenues. The Gas Restructuring Order also required Gas Utility to reduce its core-market PGC rates by an annualized amount of $16.7 million in the first 14 months following the October 1, 2000 base rate increase.

Beginning December 1, 2001, Gas Utility was required to reduce its PGC rates by an amount equal to the margin it receives from interruptible customers using pipeline capacity contracted by Gas Utility for core-market customers. As a result, beginning December 1, 2001, Gas Utility

                              UGI UTILITIES. INC.


operating results are more sensitive to the effects of heating-season weather and less sensitive to the market prices of alternative fuels.

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

Electric Utility's electricity distribution business purchases most of its electric power needs in excess of the electric power it obtains from its interests in electric generating facilities under power supply arrangements of various lengths and on the spot market. Prices for electricity can

                              UGI UTILITIES, INC.


be volatile especially during periods of high demand or tight supply. Because the generation component of electric utility's rates is subject to rate caps as a result of the electricity restructuring order and the POLR Settlement, increases in the cost of electricity purchased by Electric Utility during these periods could negatively impact Electric Utility's results. Electric Utility has mitigated this electricity cost exposure by entering into power and capacity contracts to provide its anticipated electric power needs during this period.

Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we expect to refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with a forecasted issuance of fixed-rate debt in October 2002, we entered into interest rate protection agreements during the six months ended March 31, 2002. The fair value of these interest rate protection agreements, which have been designated and qualify as cash flow hedges, was $0.8 million at March 31, 2002. An adverse change in interest rates on ten-year U.S. treasury notes of 100 basis points would result in a $2.0 million decrease in the fair value of these interest rate protection agreements.

                              UGI UTILITIES, INC.


                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND  REPORTS ON FORM 8-K

         (a)      List of Exhibits:

                  12.1     Computation of ratio of earnings to fixed charges.

                  12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends.

         (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   UGI Utilities, Inc.
                                                   -------------------
                                                      (Registrant)



Date: May 14, 2002                              By:  /s/ J.C. Barney
------------------                              --------------------------------
                                                J. C. Barney
                                                Senior Vice President - Finance
                                                (Principal Financial Officer)