Form 10-Q
period 2002-06-30
UGI UTILITIES INC
filed 2002-08-14
CIK 100548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

     At July 31, 2002, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                              UGI UTILITIES, INC.

                               TABLE OF CONTENTS

                                                                                  PAGES
                                                                                  -----
PART I  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 2002 and
                September 30, 2001                                                  1

              Condensed Consolidated Statements of Income for the three and nine
                months ended June 30, 2002 and 2001                                 2

              Condensed Consolidated Statements of Cash Flows for the
                nine months ended June 30, 2002 and 2001                            3

              Notes to Condensed Consolidated Financial Statements                4 - 8

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                               9 - 17


     Item 3.  Quantitative and Qualitative Disclosures About Market Risk            17


PART II  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                      18

     Signatures                                                                     19

                               UGI UTILITIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)


                                                                             June 30,     September 30,
                                                                               2002           2001
                                                                             --------     -------------
ASSETS
  Current assets:
    Cash and cash equivalents                                                $ 12,113       $  7,711
    Accounts receivable (less allowances for doubtful accounts
     of $4,275 and $3,151, respectively)                                       38,180         39,152
    Accrued utility revenues                                                    7,547         11,110
    Inventories                                                                25,564         48,074
    Deferred income taxes                                                       7,563          5,527
    Prepaid expenses and other current assets                                   4,849          2,178
                                                                             --------       --------
      Total current assets                                                     95,816        113,752

  Property, plant and equipment, at cost (less accumulated depreciation
   and amortization of $289,877 and $276,429, respectively)                   585,715        578,768

  Regulatory assets                                                            54,803         56,155
  Other assets                                                                 38,317         35,734
                                                                             --------       --------
    Total assets                                                             $774,651       $784,409
                                                                             ========       ========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
  Current liabilities:
    Current maturities of long-term debt                                     $ 26,000       $      -
    Bank loans                                                                 45,600         57,800
    Accounts payable                                                           40,256         67,456
    Other current liabilities                                                  45,700         52,182
                                                                             --------       --------
      Total current liabilities                                               157,556        177,438

  Long-term debt                                                              182,392        208,477
  Deferred income taxes                                                       128,738        121,890
  Deferred investment tax credits                                               8,485          8,783
  Other noncurrent liabilities                                                 11,878         12,064

  Commitments and contingencies (note 4)

  Redeemable preferred stock                                                   20,000         20,000

  Common stockholder's equity:
    Common Stock, $2.25 par value (authorized - 40,000,000 shares;
     issued and outstanding - 26,781,785 shares)                               60,259         60,259
    Additional paid-in capital                                                 72,792         72,792
    Retained earnings                                                         132,727        102,706
    Accumulated other comprehensive loss                                         (176)             -
                                                                             --------       --------
      Total common stockholder's equity                                       265,602        235,757
                                                                             --------       --------
    Total liabilities and stockholders' equity                               $774,651       $784,409
                                                                             ========       ========

See accompanying notes to consolidated financial statements.

                               UGI UTILITIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                             (Thousands of dollars)


                                                                  Three Months Ended            Nine Months Ended
                                                                       June 30,                      June 30,
                                                                ----------------------       -----------------------
                                                                  2002          2001           2002           2001
                                                                -------       --------       --------       --------
Revenues                                                        $88,249       $103,772       $409,675       $501,866
                                                                -------       --------       --------       --------
Costs and expenses:
  Gas, fuel and purchased power                                  48,235         64,849        244,493        323,993
  Operating and administrative expenses                          19,894         20,106         61,568         66,981
  Operating and administrative expenses - related parties         1,402          1,149          4,420          3,908
  Taxes other than income taxes                                   2,870          1,713          8,698          7,179
  Depreciation and amortization                                   5,290          5,992         16,934         17,798
  Other income, net                                              (2,664)        (2,782)        (8,588)       (10,701)
                                                                -------       --------       --------       --------
                                                                 75,027         91,027        327,525        409,158
                                                                -------       --------       --------       --------
Operating income                                                 13,222         12,745         82,150         92,708
Interest expense                                                  4,054          4,485         12,545         14,520
                                                                -------       --------       --------       --------
Income before income taxes                                        9,168          8,260         69,605         78,188
Income taxes                                                      3,616          3,270         27,459         30,947
                                                                -------       --------       --------       --------
Net income                                                        5,552          4,990         42,146         47,241
Dividends on preferred stock                                        388            388          1,163          1,163
                                                                -------       --------       --------       --------
Net income after dividends on preferred stock                   $ 5,164        $ 4,602       $ 40,983       $ 46,078
                                                                =======        =======       ========       ========

See accompanying notes to consolidated financial statements.

                               UGI UTILITIES, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)


                                                                 Nine Months Ended
                                                                        June 30,
                                                               ----------------------
                                                                 2002          2001
                                                               --------      --------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net income                                                   $ 42,146      $ 47,241
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization                                16,934        17,798
    Deferred income taxes, net                                    4,389        (5,414)
    Other, net                                                    3,862           408
    Net change in:
      Accounts receivable and accrued utility revenues             (753)      (24,247)
      Inventories                                                22,510        (3,030)
      Deferred fuel costs                                         1,491        14,016
      Accounts payable                                          (27,201)       (1,840)
      Other current assets and liabilities                      (10,946)        6,344
                                                               --------      --------
    Net cash provided by operating activities                    52,432        51,276
                                                               --------      --------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Expenditures for property, plant and equipment                (22,374)      (23,240)
  Net costs of property, plant and equipment disposals           (1,330)         (502)
  Cash contribution to partnership                                    -        (6,000)
                                                               --------      --------
    Net cash used by investing activities                       (23,704)      (29,742)
                                                               --------      --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Payment of dividends                                          (12,126)      (27,956)
  Issuance of long-term debt                                          -        50,603
  Repayment of long-term debt                                         -       (15,000)
  Bank loans decrease                                           (12,200)      (47,100)
  Capital contribution from UGI                                       -         4,000
                                                               --------      --------
    Net cash used by financing activities                       (24,326)      (35,453)
                                                               --------      --------

  Cash and cash equivalents increase (decrease)                $  4,402      $(13,919)
                                                               ========      ========

CASH  AND  CASH  EQUIVALENTS:
  End of period                                                $ 12,113      $  1,656
  Beginning of period                                             7,711        15,575
                                                               --------      --------
    Increase (decrease)                                        $  4,402      $(13,919)
                                                               ========      ========

See accompanying notes to consolidated financial statements.

                               UGI UTILITIES, INC.

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

     UGI Utilities' comprehensive income was $4,908 and $41,970 for the three and nine months ended June 30, 2002. Other comprehensive loss of $644 and $176 in the three and nine months ended June 30, 2002 is the result of losses on derivative instruments qualifying as hedges. The Company's comprehensive income was the same as its net income for the three and nine months ended June 30, 2001.

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)


2.   SEGMENT INFORMATION

     Based upon SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), we have determined that the Company currently has two reportable segments: (1) Gas Utility and (2) Electric Utility. The accounting policies of our two reportable segments are the same as those described in the Significant Accounting Policies note contained in the Company's 2001 Annual Report. We evaluate each segment's performance principally based upon its earnings before income taxes. No single customer represents more than 10% of the total revenues of either Gas Utility or Electric Utility. Financial information by reportable segment follows:

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)


2.   SEGMENT INFORMATION (continued)

     THREE MONTHS ENDED JUNE 30, 2002:

                                                                                                  Gas          Electric
                                                             Total         Eliminations         Utility        Utility
                                                           --------        ------------         --------       --------
     Segment revenues                                      $ 88,249            $   -            $ 68,100       $ 20,149
                                                           ========            =====            ========       ========
     Segment profit:
       EBITDA(1)                                           $ 18,512            $   -            $ 14,676       $  3,836
       Depreciation and amortization                         (5,290)               -              (4,528)          (762)
                                                           --------            -----            --------       --------
       Operating income                                      13,222                -              10,148          3,074
       Interest expense                                     (4,054)                -              (3,413)          (641)
                                                           --------            -----            --------       --------
       Income before income taxes                          $  9,168            $   -            $  6,735       $  2,433
                                                           ========            =====            ========       ========
     Segment assets (at period end)                        $774,651            $(709)           $669,391       $105,969
                                                           ========            =====            ========       ========

     THREE MONTHS ENDED JUNE 30, 2001:

                                                                                                   Gas         Electric
                                                             Total         Eliminations          Utility       Utility
                                                           --------        ------------         --------       --------
     Segment revenues                                       103,772            $   -            $ 84,532       $ 19,240
                                                           ========            =====            ========       ========
     Segment profit:
       EBITDA(1)                                           $ 18,737            $   -            $ 15,918       $  2,819
       Depreciation and amortization                         (5,992)               -              (5,112)          (880)
                                                           --------            -----            --------       --------
       Operating income                                      12,745                -              10,806          1,939
       Interest expense                                      (4,485)               -              (3,796)          (689)
                                                           --------            -----            --------       --------
       Income before income taxes                          $  8,260            $   -            $  7,010       $  1,250
                                                           ========            =====            ========       ========
     Segment assets (at period end)                        $773,511            $(137)           $672,085       $101,563
                                                           ========            =====            ========       ========

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

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)


2.   SEGMENT INFORMATION (continued)

     NINE MONTHS ENDED JUNE 30, 2002

                                                                                                   Gas         Electric
                                                             Total         Eliminations          Utility       Utility
                                                           --------        ------------         --------       --------
     Segment revenues                                      $409,675             $   -           $347,523       $ 62,152
                                                           ========             =====           ========       ========
     Segment profit:
       EBITDA                                              $ 99,084             $   -            $87,994       $ 11,090
       Depreciation and amortization                        (16,934)                -            (14,504)        (2,430)
                                                           --------             -----           --------       --------
       Operating income                                      82,150                 -             73,490          8,660
       Interest expense                                     (12,545)                -            (10,690)        (1,855)
                                                           --------             -----           --------       --------
       Income before income taxes                          $ 69,605             $   -           $ 62,800       $  6,805
                                                           ========             =====           ========       ========
     Segment assets  (at period end)                       $774,651             $(709)          $669,391       $105,969
                                                           ========             =====           ========       ========

     NINE MONTHS ENDED JUNE 30, 2001:

                                                                                                  Gas          Electric
                                                             Total         Eliminations         Utility         Utility
                                                           --------        ------------         --------       --------
     Segment revenues                                      $501,866            $   -            $439,708       $ 62,158
                                                           ========            =====            ========       ========
     Segment profit:
       EBITDA                                              $110,506            $   -            $ 99,140       $ 11,366
       Depreciation and amortization                        (17,798)               -             (15,069)        (2,729)
                                                           --------            -----            --------       --------
       Operating income                                      92,708                -              84,071          8,637
       Interest expense                                     (14,520)               -             (12,459)        (2,061)
                                                           --------            -----            --------       --------
       Income before income taxes                          $ 78,188            $   -            $ 71,612         $6,576
                                                           ========            =====            ========       ========
     Segment assets  (at period end)                       $773,511            $(137)           $672,085       $101,563
                                                           ========            =====            ========       ========

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

     Because we do not have significant intangible assets or goodwill resulting from prior business combinations, the adoption of SFAS 142 did not impact our results of operations or financial position during the three and nine months ended June 30, 2002.


4.   COMMITMENTS AND CONTINGENCIES

     There have been no significant subsequent developments to the commitments and contingencies reported in the Company's 2001 Annual Report.

                               UGI UTILITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended June 30, 2002 ("2002 three-month period") with the three months ended June 30, 2001 ("2001 three-month period") and (2) the nine months ended June 30, 2002 ("2002 nine-month period") with the nine months ended June 30, 2001 ("2001 nine-month period"). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements.

2002 THREE-MONTH PERIOD COMPARED WITH 2001 THREE-MONTH PERIOD


                                                                                          Increase
Three Months Ended June 30,                                2002        2001              (Decrease)
---------------------------                               ------      ------        --------------------
(Millions of dollars)
GAS UTILITY:
  Revenues                                                $ 68.1      $ 84.5        $(16.4)       (19.4)%
  Total margin(a)                                         $ 31.1      $ 31.4        $ (0.3)        (1.0)%
  Operating income                                        $ 10.1      $ 10.8        $ (0.7)        (6.5)%
  Natural gas system throughput - bcf                       14.2        13.4           0.8          6.0%
  Heating degree days - % (warmer)
   than normal                                              (5.6)      (12.8)            -            -

ELECTRIC UTILITY:
  Revenues                                                $ 20.1      $ 19.2        $  0.9          4.7%
  Total margin(a)                                         $  7.9      $  6.8        $  1.1         16.2%
  Operating income                                        $  3.1      $  1.9        $  1.2         63.2%
  Distribution sales - gwh                                 213.0       209.6           3.4          1.6%

bcf - billions of cubic feet. gwh - millions of kilowatt-hours.

(a) Gas Utility's total margin represents total revenues less cost of sales. Electric Utility's total margin represents total revenues less cost of sales and revenue-related taxes, i.e. gross receipts taxes. For financial statement purposes, revenue-related taxes are included in "taxes other than income taxes" on the Condensed Consolidated Statements of Income.

GAS UTILITY. Weather in Gas Utility's service territory during the 2002 three-month period was slightly colder than in the prior-year period. Total system throughput increased 0.8 bcf reflecting higher firm and interruptible delivery service volumes.

Gas Utility revenues declined $16.4 million in the 2002 three-month period reflecting the impact of lower purchased gas cost ("PGC") rates associated with our firm- residential, commercial and industrial

                               UGI UTILITIES, INC.


("core market") customers as a result of lower natural gas costs. Gas Utility cost of gas was $37.0 million in the 2002 three-month period compared to $53.1 million in the prior-year period reflecting the pass through of the lower natural gas costs.

Gas Utility total margin for the 2002 three-month period was approximately equal to the prior-year period as greater margin from core market customers was offset by lower margin from interruptible customers. In accordance with Gas Utility's Restructuring Order issued pursuant to Pennsylvania's Gas Competition Act, Gas Utility was required to reduce its PGC rates, beginning December 1, 2001, by an amount equal to the margin it receives from interruptible customers who use pipeline capacity contracted for core market customers. As a result of this ratemaking, beginning December 1, 2001, core market unit margins effectively increased and total margins from interruptible customers decreased.

Gas Utility's operating income declined $0.7 million in the 2002 three-month period reflecting the previously mentioned decline in total margin and greater operating expenses partially offset by a $0.5 million decline in depreciation expense resulting from a change in the estimated useful lives of Gas Utility's distribution assets. Total operating expenses in the prior year were net of $1.5 million of income from an insurance recovery and a reduction to accruals for taxes other than income taxes.

ELECTRIC UTILITY. Distribution system sales for the 2002 three-month period were slightly higher than in the prior-year period. Revenues increased as a result of increased state tax surcharge revenue and higher distribution system and off-system sales. Electric Utility cost of sales was $11.2 million in the 2002 three-month period compared to $11.7 million in the prior-year period reflecting the impact of lower purchased power unit costs partially offset by the increased distribution system sales. Total margin increased $1.1 million in the 2002 three-month period principally as a result of lower purchased power unit costs and the increased distribution system sales. Electric Utility's $1.2 million increase in operating income principally reflects the previously mentioned increase in total margin.

INTEREST EXPENSE. The lower 2002 three-month interest expense principally reflects lower borrowings under revolving credit agreements and lower short-term interest rates.

                               UGI UTILITIES, INC.


2002 NINE-MONTH PERIOD COMPARED WITH 2001 NINE-MONTH PERIOD

                                                                                       Increase
Nine Months Ended June 30,                                 2002        2001           (Decrease)
--------------------------                                ------      ------      ------------------
(Millions of dollars)

GAS UTILITY:
  Revenues                                                $347.5      $439.7      $(92.2)      (21.0)%
  Total margin                                            $138.5      $152.2      $(13.7)       (9.0)%
  Operating income                                        $ 73.5      $ 84.1      $(10.6)      (12.6)%
  Natural gas system throughput - bcf                       59.7        66.1        (6.4)       (9.7)%
  Heating degree days - % (warmer)
   colder than normal                                      (16.5)        2.0           -           -

ELECTRIC UTILITY:
  Revenues                                                $ 62.2      $ 62.2      $    -         0.0%
  Total margin                                            $ 23.6      $ 23.2      $  0.4         1.7%
  Operating income                                        $  8.7      $ 8.6       $  0.1         1.2%
  Distribution sales - gwh                                 689.0       716.8       (27.8)       (3.9)%


GAS UTILITY. Weather in Gas Utility's service territory during the 2002 nine-month period was 16.5% warmer than normal compared to weather that was 2.0% colder than normal in the prior-year period. As a result of the significantly warmer weather and the effects of a slowing economy on commercial and industrial natural gas usage, distribution system throughput declined 9.7%.

The decrease in Gas Utility revenues reflects the impact of lower PGC rates, reflecting the pass through of lower natural gas costs in the 2002 nine-month period, and the lower distribution system throughput. Gas Utility cost of gas was $209.0 million in the 2002 nine-month period compared to $287.5 million in the prior-year period. The decrease in cost of gas resulted from the pass through of lower natural gas costs and the decline in system throughput.

The decline in Gas Utility margin principally reflects (1) a $5.7 million decline in core market margin due to the lower sales; (2) a $5.9 million decline in interruptible margin due principally to the flowback of certain interruptible customer margin to core market customers beginning December 1, 2001; and (3) lower firm delivery service total margin.

Gas Utility operating income declined $10.6 million in the 2002 nine-month period reflecting the previously mentioned decline in total margin partially offset by lower operating expenses. Operating expenses declined $2.9 million primarily as a result of lower distribution system expenses and lower charges for uncollectible accounts.

ELECTRIC UTILITY. The decline in kilowatt-hour sales in the 2002 nine-month period reflects the effects of weather that was nearly 19% warmer than in the prior-year nine-month period. Notwithstanding the decrease in kilowatt-hour sales, revenues were unchanged due principally to differences in customer sales mix and an increase in state tax surcharge revenue. Electric Utility cost of sales was $35.5 million

                               UGI UTILITIES, INC.


in the 2002 nine-month period compared to $36.4 million in the 2001 nine-month period reflecting the impact of the lower sales and lower purchased power unit costs partially offset by the full-period impact on cost of sales resulting from the transfer of generation assets to Hunlock Creek Energy Ventures ("Energy Ventures") in December 2000. Subsequent to the formation of Energy Ventures, Electric Utility must purchase substantially all of its electricity needs from power producers, including Energy Ventures.

Electric Utility total margin increased $0.4 million as a result of lower purchased power unit costs partially offset by the weather-driven decline in sales. Operating income increased $0.1 million reflecting the greater total margin and lower operating costs subsequent to the formation of Energy Ventures offset by a decline in Electric Utility other income.

INTEREST EXPENSE. The lower interest expense in the 2002 nine-month period reflects lower borrowings under revolving credit agreements and lower short-term interest rates.


                        FINANCIAL CONDITION AND LIQUIDITY


FINANCIAL CONDITION

The Company's debt outstanding at June 30, 2002 totaled $254.0 million compared with $266.3 million at September 30, 2001. Included in these amounts are bank loans of $45.6 million and $57.8 million, respectively.

At June 30, 2002, the Company had commitments under revolving credit agreements providing for borrowings up to $97 million of which $45.6 million was outstanding. These agreements expire at various dates from June 2003 through June 2004. We also have shelf registration statements with the U.S. Securities and Exchange Commission covering a total of $125 million of debt securities. We expect to refinance $26 million of maturing Medium-Term Notes due October 2002 through debt issued pursuant to these shelf registration statements.

                               UGI UTILITIES, INC.


CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

The following table presents significant contractual cash obligations under long-term agreements existing as of June 30, 2002 (in millions).

                                                 Three Months
                                                     Ended
                                                  September 30,       Fiscal          Fiscal
                                                      2002         2003 - 2004     2005 - 2006     Thereafter   Total
                                                 --------------    -----------     -----------     ----------   ------
Long-term debt                                       $   -            $ 75.9          $ 70.5         $ 62.0     $208.4
UGI Utilities redeemable preferred stock                 -                 -             2.0           18.0       20.0
Operating leases                                       0.8               5.7             3.9            1.9       12.3
Electric supply contracts                              9.0              67.2            33.7              -      109.9
Gas supply contracts                                  16.6             130.4            42.7          109.8      299.5
                                                     -----            ------          ------         ------     ------
Total                                                $26.4            $279.2          $152.8         $191.7     $650.1
                                                     =====            ======          ======         ======     ======


CASH FLOWS

The Company's cash flows from operating activities are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are generally lowest during the first and fourth fiscal quarters. Accordingly, cash flows from operations for the nine months ended June 30, 2002 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities was $52.4 million during the nine months ended June 30, 2002 compared with $51.3 million in the prior-year nine-month period. Notwithstanding the lower 2002 nine-month period results, operating cash flow increased as a result of lower cash flow required to fund changes in working capital. Cash flow from operating activities before changes in operating working capital was $67.3 million in the 2002 nine-month period compared to the $60.0 million of such cash flow recorded in the prior-year nine-month period reflecting significantly higher noncash charges for income taxes.

INVESTING ACTIVITIES. Expenditures for property, plant and equipment were $22.4 million in the 2002 nine-month period, slightly lower than the $23.2 million recorded in the prior-year period. Investing activities in the 2001 nine-month period includes a cash contribution of $6 million associated with the formation of Energy Ventures in December 2000.

FINANCING ACTIVITIES. During the 2002 and 2001 nine-month periods, we paid dividends of $11.0 million and $26.8 million, respectively, to UGI. We also paid dividends of $1.2 million on our redeemable preferred stock in both periods. During the prior-year nine-month period, we issued $50 million face value of Medium-Term Notes and used the proceeds for working capital purposes, to repay $15 million of maturing Medium-Term Notes and to reduce borrowings under our revolving credit agreements. We had net repayments under our revolving credit agreements of $12.2 million in the 2002 nine-month period compared to net repayments of $47.1 million in the 2001 nine-month period.

                               UGI UTILITIES, INC.


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

Because we do not have significant intangible assets or goodwill resulting from prior business combinations, the adoption of SFAS 142 did not impact our results of operations or financial position during the three and nine months ended June 30, 2002.


REGULATORY MATTERS

The Pennsylvania Public Utility Commission ("PUC") approved a settlement establishing rules for Electric Utility Provider of Last Resort ("POLR") service on March 28, 2002, and a separate settlement that modified these rules on June 13, 2002 (collectively the "POLR Settlement"). Under the terms of the POLR Settlement, Electric Utility will terminate stranded cost recovery through its Competitive Transition Charge ("CTC") from commercial and industrial ("C&I") customers on July 31, 2002, and from residential customers on October 31, 2002, and will no longer be subject to the statutory rate cap as of August 1, 2002 for C&I customers and as of November 1, 2002 for residential customers. Charges for generation service will initially be set at a level equal to the rates currently paid by Electric Utility customers for POLR service, may be raised at certain designated times up to certain specified caps through December 2004, and may be set at market rates thereafter. Electric Utility may also offer multiple year POLR contracts to its customers. The POLR Settlement provides for annual shopping periods during which customers may elect to remain on POLR service or choose an alternate supplier. Customers who do not select an alternate supplier will be obligated to remain on POLR service until the next shopping period. Residential customers who return to POLR service at a time other than during the annual shopping period must remain on POLR service until the date of the second open shopping period after returning. Commercial and industrial customers who return to POLR service at a time other than during the annual shopping period must remain on POLR service until the next open shopping period, and may, in certain circumstances, be subject to generation rate surcharges. Under the June 13, 2002 settlement, the Office of Consumer Advocate also agreed to withdraw a complaint challenging Electric Utility's recovery of $1.2 million through an increase in the state tax adjustment surcharge for 2002.

On June 29, 2000, the PUC issued its order ("Gas Restructuring Order") approving Gas Utility's restructuring plan filed by Gas Utility pursuant to Pennsylvania's Natural Gas Choice and Competition

                               UGI UTILITIES, INC.


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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company has identified the critical accounting policies that are most important to the portrayal of the Company's financial condition and results of operations. The following accounting policies require management's most subjective or complex judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain.

LITIGATION ACCRUALS AND ENVIRONMENTAL REMEDIATION LIABILITIES. The Company is involved in litigation regarding pending claims and legal actions that arise in the normal course of its businesses. In addition, UGI Utilities and its former subsidiaries owned and operated a number of manufactured gas plants in Pennsylvania and elsewhere at which hazardous substances may be present. In accordance with generally accepted accounting principles, the Company establishes reserves for pending claims and legal actions or environmental remediation obligations when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. Reasonable estimates involve management judgments based on a broad range of information and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. Such estimated reserves may differ materially from the actual liability, and such reserves may change materially as more information becomes available and estimated reserves are adjusted.

REGULATORY ASSETS AND LIABILITIES. Gas Utility, and Electric Utility's distribution business, are subject to regulation by the Pennsylvania Public Utility Commission. In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," we record the effects of rate regulation in our financial statements as regulatory assets or regulatory liabilities. We continually assess whether the regulatory assets are probable of future recovery by evaluating the regulatory environment, recent rate orders and public statements issued by the PUC and the status of any pending deregulation legislation. If future recovery of regulatory assets ceases to be probable, the elimination of those regulatory assets would adversely impact our results of operations.

                               UGI UTILITIES, INC.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146").

SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with a corresponding increase in the carrying value of the related asset. Entities shall subsequently charge the retirement cost to expense using a systematic and rational method over the related asset's useful life and adjust the fair value of the liability resulting from the passage of time through charges to interest expense. We are required to adopt SFAS 143 effective October 1, 2002. We are currently in the process of evaluating the impact of SFAS 143 on our financial condition and results of operations.

SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" as it relates to the disposal of a segment of a business. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of based upon the framework of SFAS 121, and resolves significant implementation issues of SFAS 121. SFAS 144 is effective for the Company October 1, 2002. We believe that the adoption of SFAS 144 will not have a material impact on our financial condition or results of operations.

SFAS 145 rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (an amendment of APB Opinion No. 30) ("SFAS 4"), effective May 15, 2002. SFAS 4 had required that material gains and losses on extinguishment of debt be classified as an extraordinary item. Under SFAS 145, it is less likely that a gain or loss on extinguishment of debt would be classified as an extraordinary item in our Consolidated Statement of Income. Among other things, SFAS 145 also amends SFAS 13, "Accounting for Leases," to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS 145 relating to leases are effective for transactions occurring after May 15, 2002. We believe that SFAS 145 will not have a material effect on our financial condition or results of operations.

SFAS 146 addresses accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Generally, SFAS 146 requires that a

                               UGI UTILITIES, INC.


liability for costs associated with an exit or disposal activity, including contract termination costs, employee termination benefits and other associated costs, be recognized when the liability is incurred. Under EITF No. 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. SFAS 146 will be effective for disposal activities initiated after December 31, 2002. We believe that SFAS 146 will not have a material effect on our financial condition or results of operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Gas Utility's tariffs contain clauses that permit recovery of substantially all of the cost of natural gas it sells to its customers. The recovery clauses provide for a periodic adjustment for the difference between the total amount actually collected from customers and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations.

Electric Utility's electricity distribution business purchases all of its electric power needs, in excess of the electric power it obtains from its interests in electric generating facilities, under power supply arrangements of various lengths and on the spot market. Commencing September 2002, Electric Utility's transmission and distribution business will purchase substantially all of its anticipated power needs from electricity marketers under fixed-price energy and capacity contracts and expects to sell electric power produced from its interests in electricity generating assets to third parties under contract or on the spot market. Prices for electricity can be volatile especially during periods of high demand or tight supply. Although the generation component of Electric Utility's rates is subject to various rate cap provisions as a result of the Electricity Restructuring Order and the POLR Settlement, Electric Utility's fixed-price contracts with electricity marketers mitigate most risks with offering customers a fixed price during the rate cap periods. However, should any of the suppliers under these contracts fail to provide electric power under the terms of the power and capacity contracts, increases, if any, in the cost of replacement power or capacity would negatively impact Electric Utility results. In order to reduce this non-performance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them.

Our variable-rate debt comprises borrowings under our revolving credit facilities. These facilities have interest rates that are generally indexed to short-term market interest rates. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we expect to refinance such debt with new debt having an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with a forecasted issuance of fixed-rate debt in October 2002, we entered into interest rate protection agreements during the nine months ended June 30, 2002. The fair value of these interest rate protection agreements, which have been designated and qualify as cash flow hedges, was $(0.3) million at June 30, 2002. An adverse change in interest rates on ten-year U.S. treasury notes of 100 basis points would result in a $2.2 million decrease in the fair value of these interest rate protection agreements.

                               UGI UTILITIES, INC.

                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits:

          12.1 Computation of ratio of earnings to fixed charges.

          12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends.

          99 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2002.

     (b) The following Current Reports on Form 8-K were filed during the fiscal quarter ended June 30, 2002:

DATE                    ITEM NUMBER                          CONTENT
----                    -----------                          -------

May 15, 2002                 7           Documents relating to Series C Medium Term Note Program

May 21, 2002               4, 7          Changes in Registrant's Certifying Accountant

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            UGI Utilities, Inc.
                                            -------------------
                                            (Registrant)





Date:  August 13, 2002                      By: /s/ J.C. Barney
----------------------                          --------------------------------
                                            J. C. Barney
                                            Senior Vice President - Finance
                                            (Principal Financial Officer)

                               UGI UTILITIES, INC.


                                  EXHIBIT INDEX


12.1     Computation of ratio of earnings to fixed charges

12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends

99       Certification by the Chief Executive Officer and the Chief Financial
         Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2002
