Form 10-K
period 2002-09-30
UGI UTILITIES INC
filed 2002-12-23
CIK 100548

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

                          Commission file number 1-1398

                               UGI UTILITIES, INC.
             (Exact name of registrant as specified in its charter)

          Pennsylvania
(State or other jurisdiction of                           23-1174060
 incorporation or organization)             (I.R.S. Employer Identification No.)

          100 Kachel Boulevard, Suite 400, Green Hills Corporate Center
                                Reading, PA 19607
                    (Address of principal offices) (Zip Code)

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

YES |X| NO | |.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

At November 29, 2002, there were 26,781,785, shares of UGI Utilities Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No | |

================================================================================

                                TABLE OF CONTENTS


                                                                                                           Page
                                                                                                           ----
PART I:   BUSINESS                                                                                          1

          Items 1 And 2.         Business and Properties.................................................   1

                                   General...............................................................   1

                                   Gas Utility Operations................................................   1

          Item 3.                Legal Proceedings.......................................................   9

          Item 4.                Submission of Matters to a Vote of Security Holders.....................  11

PART II:  SECURITIES AND FINANCIAL INFORMATION                                                             12

          Item 5.                Market for Registrant's Common Equity and Related Stockholder Matters...  12

          Item 6.                Selected Financial Data.................................................  13

          Item 7.                Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations...........................................................  14

          Item 7a.               Quantitative and Qualitative Disclosures About Market Risk..............  25

          Item 8.                Financial Statements and Supplementary Data.............................  25

          Item 9.                Changes in and Disagreements with Accountants on Accounting and
                                 Financial Disclosure....................................................  25

PART III: UGI UTILITIES MANAGEMENT AND SECURITY HOLDERS                                                    26

          Item 10.               Directors and Executive Officers of the Registrant......................  26

          Item 11.               Executive Compensation..................................................  31

          Item 12.               Security Ownership of Certain Beneficial Owners and Management and
                                 Related Stockholder Matters.............................................  38



                                      (i)

                                                                                                           Page
                                                                                                           ----
          Item 13.               Certain Relationships and Related Transactions..........................   40

          Item 14.               Controls and Procedures.................................................   40

PART IV:  ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS                                                        41

          Item 15.               Exhibits, Financial Statement Schedule, and Reports on Form 8-K.........   41

                                   Signatures............................................................   47

                                   Certifications........................................................   50

                                   Index to Financial Statements and Financial Statement Schedule........  F-2


                                      (ii)

PART I:  BUSINESS

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

      UGI Utilities, Inc. ("Utilities", "UGI Utilities" or the "Company") is a public utility company that owns and operates (i) a natural gas distribution utility serving 14 counties in eastern and southeastern Pennsylvania ("Gas Utility"), and (ii) an electric utility serving parts of Luzerne and Wyoming counties in northeastern Pennsylvania ("Electric Utility"). In response to state deregulation legislation, effective October 1, 1999 we transferred our electric generation assets to our non-utility subsidiary, UGI Development Company ("UGID"). UGID contributed certain of its generation assets to a joint venture with a subsidiary of Allegheny Energy, Inc. in December 2000. We are a wholly owned subsidiary of UGI Corporation ("UGI").

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

GAS UTILITY OPERATIONS

NATURAL GAS CHOICE AND COMPETITION ACT

      On June 22, 1999, Pennsylvania's Natural Gas Choice and Competition Act ("Gas Competition Act") was signed into law. The purpose of the Gas Competition Act was to provide all natural gas consumers in Pennsylvania with the ability to purchase their gas supplies from the supplier of their choice. Under the Gas Competition Act, local distribution companies ("LDCs") like Gas Utility may continue to sell gas to customers, and such sales of gas, as well as distribution services provided by LDCs, continue to be subject to price regulation by the PUC.

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

      On October 1, 1999, Gas Utility filed its restructuring plan with the PUC pursuant to the Gas Competition Act. On June 29, 2000, the PUC entered its order ("Gas Restructuring Order") approving Gas Utility's restructuring plan substantially as filed. Gas Utility designed its restructuring plan to ensure reliability of gas supply deliveries to Gas Utility on behalf of residential and small commercial and industrial customers. In addition, the plan changed Gas Utility's base rates for firm customers. It also changed the calculation of purchased gas cost rates. See "Utility Regulation and Rates."

      Since October 1, 2000, all of Gas Utility's customers have had the option to purchase their gas supplies from an alternative gas supplier. Large commercial and industrial customers of Gas Utility have been able to purchase their gas from other suppliers since 1982. During fiscal year 2002, two third-party suppliers qualified to serve residential or small commercial and industrial customers in Gas Utility's service territory. Together, they are serving approximately 2,400 customers. Management believes none of the Gas Competition Act, the Gas Restructuring Order, or commodity sales to core-market customers by third party suppliers will have a material adverse impact on the Company's financial condition or results of operations.

SERVICE AREA; REVENUE ANALYSIS

      Gas Utility distributes natural gas to approximately 286,000 customers in portions of 14 eastern and southeastern Pennsylvania counties through its distribution system of approximately 4,700 miles of gas mains. The service area consists of approximately 3,000 square miles and includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon and Reading, Pennsylvania. Located in Gas Utility's service area are major production centers for basic industries such as specialty metals, aluminum and glass.

      System throughput (the total volume of gas sold to or transported for customers within Gas Utility's distribution system) for the 2002 fiscal year was approximately 70.5 billion cubic feet ("bcf"). System sales of gas accounted for approximately 41% of system throughput, while gas transported for residential, commercial and industrial customers (who bought their gas from others) accounted for approximately 59% of system throughput. Based on industry data for 2000, residential customers account for approximately 31% of total system throughput by LDCs in the United States. By contrast, for the 2002 fiscal year, Gas Utility's residential customers represented 24% of its total system throughput.

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

GAS SUPPLY CONTRACTS

      During fiscal year 2002, Gas Utility purchased approximately 28 bcf of natural gas for sale to customers. Approximately 90% of the volumes purchased were supplied under agreements with six major suppliers. The remaining 10% of gas purchased was supplied by over 30 producers and marketers. Gas supply contracts are generally no longer than one year.

      In fiscal year 2002, as a result of changing market conditions following the bankruptcy of Enron Corp., a number of suppliers that Utilities formerly did business with exited the wholesale trading market. This development did not significantly impact Utilities' ability to secure gas supplies.

SEASONAL VARIATION

      Because many of its customers use gas for heating purposes, Gas Utility's sales are seasonal. Approximately 57% of fiscal year 2002 throughput and approximately 68% of earnings before interest expense, income taxes, depreciation and amortization occurred during the winter season from November through March.

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

      In substantially all of its service territory, Gas Utility is the only regulated gas distribution utility having the right, granted by the PUC or by law, to provide gas distribution services. Under the Gas Competition Act, retail customers may purchase their natural gas from a supplier other than Gas Utility. Commercial and industrial customers in Gas Utility's service territory have been able to do this since 1982. As of October 2002, two marketers have qualified to serve residential and small commercial and industrial customers. Together they serve approximately 2,400 customers. Gas Utility provides transportation services for residential and small commercial and industrial customers who purchase natural gas from others.

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

OUTLOOK FOR GAS SERVICE AND SUPPLY

      Gas Utility anticipates having adequate pipeline capacity and sources of supply available to it to meet the full requirements of all firm customers on its system through fiscal year 2003. Supply mix is diversified, market priced, and delivered pursuant to a number of long- and short-term firm transportation and storage arrangements, including transportation contracts held by some of Utilities' larger customers.

      During fiscal year 2002, Gas Utility supplied transportation service to two major cogeneration installations and three electric generation facilities. Gas Utility continues to pursue opportunities to supply natural gas to electric generation projects located in its service territory. Gas Utility also continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In the residential market sector, Gas Utility connected approximately 9,200 residential heating customers during fiscal year 2002, which represented a record annual increase. Of those new customers, new home construction accounted for over 7,100 heating customers. Customers converting from other energy sources, primarily oil and electric, and existing non-heating gas customers who have added gas heating systems to replace other energy sources, accounted for the balance of the additions. The number of new commercial and industrial customers was over 1,100.

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

ELECTRIC OPERATIONS

ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

      On January 1, 1997, Pennsylvania's Electricity Generation Customer Choice and Competition Act ("ECC Act") became effective. The ECC Act permits all Pennsylvania retail electric customers to choose their electric generation supplier. Pursuant to the Act, all electric utilities were required to file restructuring plans with the PUC which, among other things, included unbundled prices for electric generation, transmission and distribution and a competitive transition charge (CTC) for the recovery of "stranded costs" which would be paid by all customers receiving distribution service. Stranded costs generally are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Under the ECC Act, Electric Utility generally may not increase prices for electric generation as long as stranded costs are being recovered through the CTC. In accordance with the restructuring proceedings discussed below, Utilities collected a CTC from commercial and industrial customers until September 2002 and expects to collect from all other distribution customers until May 2003. Under the ECC Act, Electric Utility is obligated to provide energy at the capped rates to customers who do not choose alternate suppliers. Electric Utility will continue to be the only regulated electric utility having the right, granted by the PUC or by law, to distribute electric energy in its service territory.

      On June 19, 1998, the PUC entered its Opinion and Order (the "Restructuring Order") in Electric Utility's restructuring proceeding under the ECC Act. The Electric Restructuring Order authorized Electric Utility to recover from its customers approximately $32.5 million in stranded costs (on a full revenue requirements basis, which includes all income and gross receipts taxes) over a four-year period which commenced January 1, 1999 through a CTC, together with carrying charges on unrecovered balances of 7.94%.

      The PUC approved a settlement establishing rules for Electric Utility Provider of Last Resort ("POLR") service on March 28, 2002, and a separate settlement that modified these rules on June 13, 2002 (collectively, the "POLR Settlement") under which Electric Utility terminated stranded cost recovery through its CTC from commercial and industrial ("C&I") customers on July 31, 2002, and from residential customers on October 31, 2002, and is no longer subject to the statutory rate caps as of August 1, 2002 for C&I customers and as of November 1, 2002 for residential customers. Charges for generation service will (1) initially be set at a level equal to the rates paid by Electric Utility customers for POLR service under the statutory rate caps; (2) may be raised at certain designated times up to certain specified caps through December 2004; and
(3) may be set at market rates thereafter. Electric Utility may also offer multiple year POLR contracts to its customers. The POLR Settlement provides for annual shopping periods during which customers may elect to remain on POLR service or choose an alternate supplier. Customers who do not select an alternate supplier will be obligated to remain on POLR service until the next shopping period. Residential customers who return to POLR service at a time other than during the annual shopping period must remain on POLR service until the date of the second open shopping period after returning. C&I customers who return to POLR service at a time other than during the annual shopping period must remain on POLR service until the next open shopping period, and may, in certain circumstances, be subject to generation rate surcharges.

SERVICE AREA; SALES ANALYSIS

      Electric Utility supplies electric service to approximately 61,500 customers in portions of Luzerne and Wyoming Counties in northeastern Pennsylvania through a system consisting of approximately 2,100 miles of transmission and distribution lines and 14 transmission substations. For fiscal year 2002, about 52% of sales volume came from residential customers, 36% from commercial customers and 12% from industrial customers. Electricity transported for customers who purchased their power from others pursuant to the ECC Act represented approximately 1% of fiscal year 2002 sales volume.

SOURCES OF SUPPLY

      Effective October 1, 1999, Utilities transferred its electric generation assets to its non-utility subsidiary, UGI Development Company ("UGID"). These generation assets consisted principally of Utilities' Hunlock generating station ("Hunlock Station"), located near Kingston, Pennsylvania and its 1.11% interest in the Conemaugh generating station ("Conemaugh Station"), located near Johnstown, Pennsylvania. Effective December 8, 2000, UGID entered into a partnership ("Energy Ventures") with a subsidiary of Allegheny Energy, Inc. for the purpose of owning and operating electric generation facilities. UGID contributed Hunlock Station, coal inventory and $6 million to the partnership and Allegheny contributed a 44 megawatt gas combustion electric generator. UGID has the right to purchase half the output of Energy Ventures' generation at cost. During fiscal year 2002, Electric Utility purchased approximately 28% of its energy requirements from UGID. Effective October 1, 2002, Electric Utility has generation supply contracts in place for substantially all of its expected on-peak energy requirements through fiscal year 2004. UGID plans to market the electric generation it controls to third parties.

      Electric Utility distributes both electricity that it purchases from others (including UGID) and electricity that customers purchase from other suppliers. At September 30, 2002, alternate suppliers served customers representing less than 1% of system load. Electric Utility expects to continue to provide energy to the great majority of its distribution customers for the foreseeable future.

ENVIRONMENTAL FACTORS

      Energy Ventures' operation of Hunlock Station complies with the air quality standards of the Pennsylvania Department of Environmental Resources ("DER") with respect to stack emissions. Under the Federal Water Pollution Control Act, UGID has a permit from the DER to discharge water from Hunlock Station into the North Branch of the Susquehanna River. The Federal Clean Air Act Amendments of 1990 (the "Clean Air Act Amendments") impose emissions limitations for certain compounds, including sulfur dioxide and nitrous oxides. Both the Conemaugh Station and the Hunlock Station are in material compliance with these emission standards.

SEASONALITY

      Sales and distribution of electricity for residential heating purposes accounted for approximately 19% of the total sales of Electric Utility during fiscal year 2002. Electricity competes with natural gas, oil, propane and other heating fuels in this use. Approximately 51% of volume occurred during the six coldest months of fiscal year 2002 (November through April), demonstrating modest seasonality favoring winter due to the use of electricity for residential heating purposes.

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

      Effective December 1, 2001, Gas Utility was required to reduce its purchased gas cost rates to core market customers by an amount equal to the margin it receives from customers served under interruptible rates to the extent they use capacity contracted for by Gas Utility for core-market customers. As a result of these changes in its regulated rates, since December 1, 2001, Gas Utility's operating results have been more sensitive to heating season weather and less sensitive to the market prices of alternative fuel than in the past.

      BASE RATES

      As stated above, Gas Utility's current base rates went into effect October 1, 2000 pursuant to The Gas Restructuring Order. See Note 4 to the Company's Consolidated Financial Statements.

      PURCHASED GAS COST RATES

      Gas Utility's gas service tariff contains Purchased Gas Cost ("PGC") rates which provide for annual increases or decreases in the rate per thousand cubic feet ("mcf") which Gas Utility charges for natural gas sold by it, to reflect Utilities' projected cost of purchased gas. PGC rates may also be adjusted quarterly, or monthly, to reflect purchased gas costs. Each proposed annual PGC rate is required to be filed with the PUC six months prior to its effective date. During this period the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels which meet that standard. The PGC mechanism also provides for an annual reconciliation. Utilities has two PGC rates. PGC (1) is applicable to small, firm, core-market customers consisting of the residential and small commercial and industrial classes; PGC (2) is applicable to firm, contractual, high-load factor customers served on three separate rates. In addition, residential customers maintaining a high load factor may qualify for the PGC (2) rate. As described above, the Gas Restructuring Order provided for ongoing adjustments to Gas Utilities' PGC rates, commencing December 1, 2001, to reflect margins, if any, from interruptible rate customers who do not obtain their own pipeline capacity.

ELECTRIC UTILITY RATES

      Electric Utility's rates for electric generation are frozen through approximately July 2003 for commercial and industrial customers and approximately May 2004 for residential customers. After these dates and through December 2004, Electric Utility can increase generation rates by up to 5% of the total rate for distribution, transmission and generation. See "Electricity Generation Customer Choice and Competition Act." The ECC Act obligates Electric Utility to act as "provider of last resort" to customers who do not choose alternate generation suppliers.

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

      Utilities is subject to the requirements of the federal Resource Conservation and Recovery Act, CERCLA and comparable state statutes with respect to the release of hazardous substances on property owned or operated by Utilities. See ITEM 3. "LEGAL PROCEEDINGS - Environmental Matters-Manufactured Gas Plants." The electric generation activities of Utilities are also subject to the Clean Air Act Amendments, the Federal Water Pollution Control Act and comparable state statutes and regulations. See "UTILITY OPERATIONS - Electric Operations - Environmental Factors."

EMPLOYEES

      At September 30, 2002, Utilities and its subsidiaries had approximately 1,100 employees.

BUSINESS SEGMENT INFORMATION

      The table stating the amounts of revenues, operating income (loss) and identifiable assets attributable to Utilities' operating segments for the 2002, 2001 and 2000 fiscal years appears in Note 10 "Segment Information" of Notes to Consolidated Financial Statements included in this Report and is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

      With the exception of the matters set forth below, no material legal proceedings are pending involving Utilities, any of its subsidiaries or any of their properties, and no such proceedings are known to be contemplated by governmental authorities.

ENVIRONMENTAL MATTERS - MANUFACTURED GAS PLANTS

      In the late 1800s through the mid-1900s, UGI Utilities and its former subsidiaries owned and operated a number of manufactured gas plants ("MGPs") prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MGPs. Between 1882 and 1953, UGI Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the business of some gas companies under agreement. Pursuant to the requirements of the Public Utility Holding Company Act of 1935, by 1953, UGI Utilities had divested all of its utility operations other than those which now constitute Gas Utility and Electric Utility.

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

      Fishbein Family Partnership v. PPG Industries, Inc., et al. In July 1993, Public Service Electric and Gas Company ("PSE&G") joined Utilities as a third-party defendant in a civil action in the United States District Court for the District of New Jersey, seeking damages as a result of contamination relating to the former manufactured gas plant operations at Halladay Street in Jersey City, New Jersey. The case principally involved claims by the Fishbein Family Partnership against PPG Industries, Inc. for damages associated with chemical contamination unrelated to gas plant operations. In November 2001, the parties agreed voluntarily to dismiss all claims by and against PSE&G without prejudice. All claims against Utilities have been dismissed, although they could be re-instituted in the future.

      Consolidated Edison Company of New York v. UGI Utilities, Inc. On September 20, 2001, Consolidated Edison Company of New York ("ConEd") filed suit against UGI Utilities, Inc. in the United States District Court for the Southern District of New York, seeking contribution from Utilities for an allocated share of response costs associated with investigating and assessing gas plant related contamination at former manufactured gas plant sites in eleven communities in Westchester County, New York. The complaint alleges that Utilities "owned and operated" the plants prior to 1904. The complaint also seeks a declaration that Utilities is responsible for an allocated percentage of future investigative and remedial costs at the sites. ConEd has stated that the cost of remediation at two of the sites, Tarrytown and White Plains, could exceed $20 million and $10 million respectively. ConEd has not provided specific estimates of costs at the remainder of the sites and Utilities has no other information on which to base estimates. Utilities continues to investigate its involvement at these sites and is defending the claim.

      EnergyNorth Natural Gas, Inc. v. UGI Utilities, Inc. By letter dated October 26, 2000, EnergyNorth Natural Gas, Inc. ("EnergyNorth") notified Utilities that it has filed suit in the United States District Court for the District of New Hampshire, seeking contribution from Utilities for response and remediation costs associated with contamination on the site of a former manufactured gas plant allegedly operated by former subsidiaries of Utilities. EnergyNorth has not stated the amount of the costs and has provided no information on which Utilities could make an estimate. Utilities is actively defending the suit.

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

RELATED MATTER

      UGI Utilities, Inc. v. Insurance Co. of North America, et. al. On February 11, 1999, UGI Utilities, Inc. filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania against more than fifty insurance companies, including Associated Electric and Gas Insurance Services, Ltd. (AEGIS). The complaint alleges that the defendants breached contracts of insurance by failing to indemnify Utilities for certain environmental costs. To date, Utilities has recovered a significant portion of its claims through settlements with most of the defendants, including AEGIS. The court has not yet set a date for trial of the claims against the remaining defendants.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders during the last fiscal quarter of fiscal year 2002.

PART II: SECURITIES AND FINANCIAL INFORMATION

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      All of the outstanding shares of the Company's Common Stock are owned by UGI and are not publicly traded.

DIVIDENDS

      Cash dividends declared on the Company's Common Stock totaled $37.9 million in fiscal year 2002, $35.3 million in fiscal year 2001 and $44.0 million in fiscal year 2000.

ITEM  6.  SELECTED FINANCIAL DATA (a)

                                                                                Year Ended
                                                                               September 30,
                                                ------------------------------------------------------------------------
                                                   2002           2001            2000            1999            1998
                                                ---------      ---------        ---------      ---------       ---------

                                                                         (Thousands of dollars)
FOR THE PERIOD:
INCOME STATEMENT DATA:
     Revenues                                   $ 490,552      $ 584,762        $ 436,942      $ 420,647       $ 422,283
                                                =========      =========        =========      =========       =========

     Net income                                 $  44,095      $  48,137        $  50,476      $  38,868       $  35,551
     Dividends on preferred stock                   1,550          1,550            1,550          1,550           2,160
                                                ---------      ---------        ---------      ---------       ---------

     Net income after dividends
          on preferred stock                    $  42,545      $  46,587        $  48,926      $  37,318       $  33,391
                                                =========      =========        =========      =========       =========

AT PERIOD END:
BALANCE SHEET DATA:
     Total assets                               $ 798,123      $ 784,409        $ 751,137      $ 717,169       $ 690,317
                                                =========      =========        =========      =========       =========

     Capitalization:
         Debt:
           Bank loans                           $  37,200      $  57,800        $ 100,400      $  87,400       $  68,400
           Long-term debt including
             current maturities                   248,369        208,477          172,924        180,047         187,170
                                                ---------      ---------        ---------      ---------       ---------
           Total debt                             285,569        266,277          273,324        267,447         255,570

         Preferred stock subject to
              mandatory redemption                 20,000         20,000           20,000         20,000          20,000
         Common equity                            237,854        235,757          224,473        219,560         211,242
                                                ---------      ---------        ---------      ---------       ---------
     Total capitalization                       $ 543,423      $ 522,034        $ 517,797      $ 507,007       $ 486,812
                                                =========      =========        =========      =========       =========

RATIO OF CAPITALIZATION:
     Total debt                                      52.6%          51.0%            52.8%          52.8%           52.5%
     UGI Utilities preferred stock                    3.7%           3.8%             3.9%           3.9%            4.1%
     Common equity                                   43.7%          45.2%            43.3%          43.3%           43.4%
                                                ---------      ---------        ---------      ---------       ---------
                                                    100.0%         100.0%           100.0%         100.0%          100.0%
                                                =========      =========        =========      =========       =========

(a) Arthur Andersen LLP audited our consolidated financial statements for 2001, 2000, 1999 and 1998. See Item 15 - Notice Regarding Arthur Andersen LLP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In the following Management's Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations, Electric Utility and UGID's electric generation business are collectively referred to as "Electric Operations." The MD&A should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements including the business segment information in Note 10.

FISCAL 2002 COMPARED WITH FISCAL 2001

                                                                                    Increase
Year Ended September 30,                          2002          2001               (Decrease)
------------------------                          ----          ----               ----------
(Millions of dollars)
GAS UTILITY:
     Revenues                                    $404.5       $ 500.8        $ (96.3)        (19.2)%
     Total margin (a)                            $162.9       $ 177.9        $ (15.0)         (8.4)%
     Operating income                            $ 77.1        $ 87.8        $ (10.7)        (12.2)%
     System throughput - bcf                       70.5          77.3           (6.8)         (8.8)%
     Degree days - % colder (warmer)
          than normal                             (17.4)%        2.0%             --            --

ELECTRIC OPERATIONS:
     Revenues                                    $ 86.0        $ 83.9          $ 2.1           2.5%
     Total margin (a)                            $ 32.8        $ 28.6          $ 4.2          14.7%
     Operating income                            $ 13.2        $ 10.7          $ 2.5          23.4%
     Distribution sales - gwh                     933.6         945.5          (11.9)         (1.3)%

bcf - billions of cubic feet.   gwh - millions of kilowatt hours.

(a) Gas Utility's total margin represents total revenues less cost of sales. Electric Operation's total margin represents total revenues less cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes. For financial statement purposes, revenue-related taxes are included in "taxes other than income taxes" on the Consolidated Statements of Income.

GAS UTILITY.

      Weather in Gas Utility's service territory during Fiscal 2002 based upon heating degree days was 17.4% warmer than normal compared to weather that was 2.0% colder than normal in Fiscal 2001. As a result of the significantly warmer weather and the effects of a weak economy on commercial and industrial natural gas usage, distribution system throughput declined 8.8%.

      The $96.3 million decrease in Fiscal 2002 Gas Utility revenues reflects the impact of lower PGC rates, resulting from the pass through of lower natural gas costs to firm- residential, commercial and industrial (collectively, "core-market") customers, and the lower distribution system throughput. Gas Utility cost of gas was $241.7 million in Fiscal 2002 compared to $322.9 million in Fiscal 2001 reflecting lower natural gas costs and the decline in core-market throughput in Fiscal 2002.

      The decline in Gas Utility margin principally reflects a $6.0 million decline in core-market margin due to the lower sales; a $6.6 million decline in interruptible margin due principally to the flowback of certain interruptible customer margin to core-market customers beginning December 1, 2001 pursuant to the Gas Restructuring Order; and lower firm delivery service total margin due to lower sales. Interruptible customers are those who have the ability to switch to alternate fuels.

      Gas Utility operating income declined $10.7 million in Fiscal 2002 reflecting the previously mentioned decline in total margin and a decrease in pension income partially offset by lower operating expenses. Operating expenses declined $4.1 million primarily as a result of lower charges for uncollectible accounts and lower distribution system expenses. Depreciation expense declined $1.2 million due to a change effective April 1, 2002 in the estimated useful lives of Gas Utility's natural gas distribution assets resulting from an asset life study required by the PUC.

      ELECTRIC OPERATIONS. The decline in kilowatt-hour sales in Fiscal 2002 reflects the effects on heating-related sales of significantly warmer winter weather partially offset by the effects on air conditioning sales of warmer summer weather. Notwithstanding the decrease in total kilowatt-hour sales, revenues increased $2.1 million principally due to an increase in state tax surcharge revenue and greater third-party sales of electricity produced by our Pennsylvania-based electric generation facilities. Electric Operations cost of sales was $48.6 million in Fiscal 2002 compared to $51.9 million in Fiscal 2001 principally reflecting the impact of the lower sales and lower purchased power unit costs partially offset by the full-period increase to cost of sales resulting from the transfer of our Hunlock Creek electricity generation assets to Hunlock Creek Energy Ventures ("Energy Ventures") in December 2000. Energy Ventures is an electricity generation joint-venture with a subsidiary of Allegheny Energy, Inc. Subsequent to the formation of Energy Ventures, our electric generating business purchases its share of the power produced by Energy Ventures rather than producing this electricity itself. As a result, the cost of this power is reflected in cost of sales whereas prior to the formation of Energy Ventures such costs were reflected as operating and administrative expenses.

      Electric Operations total margin increased $4.2 million in Fiscal 2002 as a result of lower purchased power unit costs partially offset by the weather-driven decline in sales. Operating income increased $2.5 million reflecting the greater total margin and lower operating costs subsequent to the formation of Energy Ventures partially offset by a decline in other income.

      INTEREST EXPENSE. The lower interest expense in Fiscal 2002 resulted primarily from lower levels of long-term debt and lower bank loans outstanding.

FISCAL 2001 COMPARED WITH FISCAL 2000

                                                                                     Increase
Year Ended September 30,                          2001           2000               (Decrease)
------------------------                          ----           ----               ----------
(Millions of dollars)
GAS UTILITY:
     Revenues                                   $ 500.8        $ 359.0       $ 141.8          39.5 %
     Total margin                               $ 177.9        $ 170.8       $   7.1           4.2 %
     Operating income                           $  87.8        $  86.2       $   1.6           1.9 %
     System throughput - bcf                       77.3           79.7          (2.4)         (3.0)%
     Degree days - % colder (warmer)
          than normal                              2.0%           (9.9)%          --            --

ELECTRIC OPERATIONS:
     Revenues                                   $  83.9        $  77.9       $   6.0           7.7 %
     Total margin                               $  28.6        $  40.8       $ (12.2)        (29.9)%
     Operating income                           $  10.7        $  15.1       $  (4.4)        (29.1)%
     Distribution sales - gwh                     945.5          907.2          38.3           4.2 %

      GAS UTILITY. Although temperatures based upon heating degree days were colder in Fiscal 2001, total system throughput declined 3.0% as the impact of the colder weather was more than offset by lower interruptible and firm delivery service volumes, the impact of price-induced customer conservation, and the effects of a slowing economy. Natural gas prices were significantly higher in Fiscal 2001 than in the prior year. The higher prices resulted in fuel switching by many of our interruptible customers, who have the ability to switch to alternate fuels, and encouraged price-induced conservation by many of our firm customers. Throughput to our core-market customers increased 3.3 bcf (10.6%) reflecting the impact of the colder Fiscal 2001 weather.

      The significant increase in Gas Utility revenues is primarily a result of higher core-market revenues reflecting greater PGC rates and higher revenues from sales to customers not on our distribution system ("off-system sales"). Gas Utility's tariffs permit it to pass through prudently incurred gas costs to its core-market customers through higher PGC rates. Gas Utility cost of gas totaled $322.9 million in Fiscal 2001 compared with $184.2 million in Fiscal 2000 principally reflecting the higher average PGC rates and, to a lesser extent, higher core-market and off-system sales.

      Gas Utility total margin increased $7.1 million reflecting a $12.1 million increase in core-market margin partially offset by lower total margin from interruptible customers. The decline in interruptible margin reflects lower average interruptible unit margins due to a decline in the spread between oil and natural gas prices and the lower interruptible throughput.

      Gas Utility operating income increased $1.6 million as the previously mentioned increase in total margin and an increase in pension income was partially offset by higher operating and administrative expenses. The increase in operating and administrative expenses includes, among other things, greater allowances for uncollectible accounts, reflecting significantly higher Fiscal 2001 customer bills, and lower income from environmental insurance litigation settlements. Such settlements totaled $0.9 million in Fiscal 2001 compared with $4.5 million in Fiscal 2000. Depreciation expense increased $1.1 million reflecting greater depreciation associated with distribution system capital expenditures.

      ELECTRIC OPERATIONS. Electric Utility distribution system sales in Fiscal 2001 increased 4.2% on favorable weather. Revenues increased as a result of the higher distribution system sales as well as off-system sales of electricity generated by Energy Ventures. Cost of sales totaled $51.9 million in Fiscal 2001 compared to $34.2 million in the prior year. The increase reflects higher per-unit purchased power costs, the impact on cost of sales resulting from the formation of Energy Ventures, and the higher Fiscal 2001 sales.

      Electric Operations total margin decreased $12.2 million as a result of the higher purchased power costs. Operating income declined less than the decline in total margin reflecting lower power production and depreciation expenses subsequent to the formation of Energy Ventures and lower utility realty taxes.

      INTEREST EXPENSE. The greater interest expense in Fiscal 2001 resulted primarily from greater long-term debt outstanding.

FINANCIAL CONDITION AND LIQUIDITY

CAPITALIZATION AND LIQUIDITY

      Utilities debt outstanding totaled $285.6 million at September 30, 2002. Included in this amount is $37.2 million under revolving credit agreements.

      Utilities may borrow up to a total of $97 million under its revolving credit agreements. The revolving credit agreements contain financial covenants including interest coverage ratios, debt service, and minimum tangible net worth. In September 2002, Utilities issued $40 million face value of its Series C Medium-Term Notes under a shelf registration statement with the U.S. Securities and Exchange Commission ("SEC"). The proceeds of the issuance were used after the end of Fiscal 2002 principally to repay debt maturing in October 2002. Utilities may issue up to an additional $85 million of debt securities under the shelf registration statement.

      Based upon cash expected to be generated from operations, the expected ability to refinance all or a portion of long-term debt maturing in Fiscal 2003, and borrowings available under revolving credit agreements, management believes that Utilities will be able to meet its anticipated contractual and projected cash commitments in Fiscal 2003. For a more detailed discussion of Utilities' debt and credit facilities, see Note 3 to Consolidated Financial Statements.

CASH FLOWS

      OPERATING ACTIVITIES. Cash provided by operating activities was $55.1 million in Fiscal 2002 compared to $76.1 million in Fiscal 2001. Changes in working capital required $23.3 million of operating cash flow in Fiscal 2002 compared to $3.8 million of operating cash flow provided in Fiscal 2001. Cash flow before working capital changes increased to $78.4 million in Fiscal 2002 compared to $72.3 million in Fiscal 2001, notwithstanding the decrease in Fiscal 2002 net income, reflecting in large part higher noncash charges for deferred income taxes.

      INVESTING ACTIVITIES. Expenditures for property, plant and equipment totaled $35.9 million during Fiscal 2002 compared to $36.8 million during Fiscal 2001. Cash used for investing activities in Fiscal 2001 included a $6 million cash contribution relating to the formation of Energy Ventures in December 2000.

      FINANCING ACTIVITIES. We paid cash dividends to UGI totaling $37.9 million in Fiscal 2002 compared to $35.3 million in Fiscal 2001. We also paid dividends of $1.6 million on our preferred stock. In September 2002, we issued $40 million face amount of Medium-Term Notes and used the proceeds after the end of Fiscal 2002 principally to repay debt maturing in October 2002. During Fiscal 2001, we issued $50 million face amount of Medium-Term Notes and used the proceeds for working capital purposes, to repay $15 million of maturing Medium-Term Notes, and to reduce borrowings under our revolving credit agreements.

UTILITIES PENSION PLAN

      Utilities sponsors a defined benefit pension plan ("Pension Plan") for employees of UGI, Utilities, and certain of UGI's other subsidiaries. During Fiscal 2002 and 2001, the market value of plan assets was negatively affected by persistent declines in the equity markets. Notwithstanding the significant decline in the market value of plan assets during these years, at September 30, 2002 the Pension Plan's assets exceeded its accumulated benefit obligations by approximately $7.2 million. Utilities is in full compliance with regulations governing defined benefit pension plans, including ERISA rules and regulations, and does not anticipate it will be required to make a contribution to the Pension Plan in Fiscal 2003. Pretax pension income reflected in Fiscal 2002, 2001 and 2000 results was $3.9 million, $5.7 million, and $2.9 million, respectively. Pension income in Fiscal 2003 is expected to decline to approximately $1.0 million principally as a result of the impact of recent declines in the market value of Pension Plan assets.

CAPITAL EXPENDITURES

      In the following table, we present capital expenditures by business segment for Fiscal 2002, 2001 and 2000. We also provide amounts we expect to spend in Fiscal 2003. We expect to finance a substantial portion of Fiscal 2003 capital expenditures from cash generated by operations and the remainder from borrowings under our credit facilities.

Year Ended September 30,                2003            2002            2001            2000
------------------------                ----            ----            ----            ----
(Millions of dollars)                (estimate)
Gas Utility                            $ 39.6          $ 31.0          $ 31.8          $ 31.7
Electric Utility                          5.3             4.9             5.0             4.7
                                       ------          ------          ------          ------
                                       $ 44.9          $ 35.9          $ 36.8          $ 36.4
                                       ======          ======          ======          ======

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

      The following table presents significant contractual cash obligations under agreements existing as of September 30, 2002 (in millions).

                                                          Fiscal          Fiscal
                                                       2003 - 2004      2005 - 2006    Thereafter        Total
                                                       -----------      -----------    ----------        -----
Long-term debt                                           $  76.0          $  70.0       $ 102.0         $ 248.0
UGI Utilities redeemable preferred stock                      --              2.0          18.0            20.0
Operating leases                                             5.4              3.9           5.6            14.9
Gas and Electric utility supply agreements                 202.9             80.2         107.3           390.4
                                                         -------          -------       -------         -------
Total                                                    $ 284.3          $ 156.1       $ 232.9         $ 673.3
                                                         =======          =======       =======         =======

REGULATORY MATTERS

      The PUC approved a settlement establishing rules for Electric Utility Provider of Last Resort ("POLR") service on March 28, 2002, and a separate settlement that modified these rules on June 13, 2002 (collectively the "POLR Settlement"). Under the terms of the POLR Settlement, Electric Utility terminated stranded cost recovery through its CTC from commercial and industrial ("C&I") customers on July 31, 2002, and from residential customers on October 31, 2002, and is no longer subject to the statutory rate caps as of August 1, 2002 for C&I customers and as of November 1, 2002 for residential customers. Stranded costs are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Charges for generation service will (1) initially be set at a level equal to the rates paid by Electric Utility customers for POLR service under the statutory rate caps; (2) may be raised at certain designated times up to certain specified caps through December 2004; and
(3) may be set at market rates thereafter. Electric Utility may also offer multiple year POLR contracts to its customers. The POLR Settlement provides for annual shopping periods during which customers may elect to remain on POLR service or choose an alternate supplier. Customers who do not select an alternate supplier will be obligated to remain on POLR service until the next shopping period. Residential customers who return to POLR service at a time other than during the annual shopping period must remain on POLR service until the date of the second open shopping period after returning.

C&I customers who return to POLR service at a time other than during the annual shopping period must remain on POLR service until the next open shopping period, and may, in certain circumstances, be subject to generation rate surcharges.

      On June 29, 2000, the PUC issued its order ("Gas Restructuring Order") approving Gas Utility's restructuring plan filed by Gas Utility pursuant to Pennsylvania's Natural Gas Choice and Competition Act. Among other things, the implementation of the Gas Restructuring Order resulted in an increase in Gas Utility's core-market base rates effective October 1, 2000. This base rate increase was designed to generate approximately $16.7 million in additional net annual revenues. In accordance with the Gas Restructuring Order, Gas Utility reduced its core-market PGC rates by an annualized amount of $16.7 million in the first 14 months following the October 1, 2000 base rate increase.

      Effective December 1, 2001, Gas Utility was required to reduce its PGC rates by amounts equal to the margin it receives from interruptible customers using pipeline capacity contracted by Gas Utility for core-market customers. As a result, Gas Utility operating results are more sensitive to the effects of heating-season weather and less sensitive to the market prices of alternative fuels.

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

      Utilities has filed suit against more than fifty insurance companies alleging that the defendants breached contracts of insurance by failing to indemnify Utilities for certain environmental costs. The suit seeks to recover more than $11 million in such costs. During 2002, 2001 and 2000, Utilities entered into settlement agreements with several of the insurers and recorded pre-tax income of $0.4 million, $0.9 million and $4.5 million, respectively, which amounts are included in operating and administrative expenses in the Consolidated Statements of Income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company has identified the following critical accounting policies that are most important to the portrayal of the Company's financial condition and results of operations. The following accounting policies require management's most subjective or complex judgments, as a result of the need to make estimates regarding matters that are inherently uncertain.

      LITIGATION ACCRUALS AND ENVIRONMENTAL REMEDIATION LIABILITIES. We are involved in litigation regarding pending claims and legal actions that arise in the normal course of our businesses. In addition, Utilities and its former subsidiaries owned and operated a number of MGPs in Pennsylvania and elsewhere at which hazardous substances may be present. In accordance with accounting principles generally accepted in the United States, we establish reserves for pending claims and legal actions or environmental remediation obligations when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. Reasonable estimates involve management judgments based on a broad range of information and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. Such estimated reserves may differ materially from the actual liability, and such reserves may change materially as more information becomes available and estimated reserves are adjusted.

      DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT. We compute depreciation on Utilities property, plant and equipment on a straight-line basis over the average remaining lives of its various classes of depreciable property. Changes in the estimated useful lives of property, plant and equipment could have a material effect on our results of operations.

      REGULATORY ASSETS AND LIABILITIES. Gas Utility, and Electric Utility's distribution business, are subject to regulation by the Pennsylvania Public Utility Commission. In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," we record the effects of rate regulation in our financial statements as regulatory assets or regulatory liabilities. We continually assess whether the regulatory assets are probable of future recovery by evaluating the regulatory environment, recent rate orders and public statements issued by the PUC and the status of any pending deregulation legislation. If future recovery of regulatory assets ceases to be probable, the elimination of those regulatory assets would adversely impact our results of operations. As of September 30, 2002, our regulatory assets totaled $62.0 million.

MARKET RISK DISCLOSURES

      Gas Utility's tariffs contain clauses that permit recovery of substantially all of the prudently incurred cost of natural gas it sells to its customers. The recovery clauses provide for a periodic adjustment for the difference between the total amount actually collected from customers and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations.

      During Fiscal 2002, 2001 and 2000, Electric Utility purchased all of its electric power needs, in excess of the electric power it obtained from its interests in electric generating facilities, under power supply arrangements of various lengths and on the spot market. Beginning September 2002, Electric Utility began purchasing its power needs from electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market, and our electricity generation businesses began selling on the spot market electric power produced from its interests in electricity generating facilities to third parties. Prices for electricity can be volatile especially during periods of high demand or tight supply. Although the generation component of Electric Utility's rates is subject to various rate cap provisions as a result of the Electricity Restructuring Order and the POLR Settlement, Electric Utility's fixed-price contracts with electricity suppliers mitigate most risks associated with offering customers a fixed price during the contract periods. However, should any of the suppliers under these contracts fail to provide electric power under the terms of the power and capacity contracts, increases, if any, in the cost of replacement power or capacity would negatively impact Electric Utility results. In order to reduce this non-performance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them.

      We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact its fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

      Our variable-rate debt includes borrowings under our revolving credit agreements. These agreements provide for interest rates on borrowings that are indexed to short-term market interest rates. Based upon the average level of borrowings outstanding under these agreements in Fiscal 2002 and Fiscal 2001, an increase in short-term interest rates of 100 basis points (1%) would have increased annual interest expense by $0.5 million and $0.7 million, respectively.

      The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of $11.0 million and $8.5 million at September 30, 2002 and 2001, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair value of this fixed-rate debt of $12.0 million and $9.2 million at September 30, 2002 and 2001, respectively.

      In order to reduce interest rate risk associated with near-term issuances of fixed-rate debt, we may enter into interest rate protection agreements. The fair value of our interest rate protection agreements, which have been designated and qualify as cash flow hedges, was $(1.2) million at September 30, 2002. An adverse change in interest rates on ten-year U.S. treasury notes of 100 basis points would result in a $2.2 million decrease in the fair value of these interest rate protection agreements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"); SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"); SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"); and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146").

      SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with a corresponding increase in the carrying value of the related asset. Entities shall subsequently charge the retirement cost to expense using a systematic and rational method over the related asset's useful life and adjust the fair value of the liability resulting from the passage of time through charges to operating expense. We adopted SFAS 143 effective October 1, 2002. The adoption of SFAS 143 did not have a material effect on our financial position or results of operations.

      SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" as it relates to the disposal of a segment of a business. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of based upon the framework of SFAS 121, and resolves significant implementation issues of SFAS 121. We adopted SFAS 144 effective October 1, 2002. The adoption of SFAS 144 did not affect our financial position or results of operations.

      SFAS 145 rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (an amendment of APB Opinion No. 30) ("SFAS 4"), effective May 15, 2002. SFAS 4 had required that material gains and losses on extinguishment of debt be classified as an extraordinary item. Under SFAS 145, it is less likely that a gain or loss on extinguishment of debt would be classified as an extraordinary item in our Consolidated Statement of Income. Among other things, SFAS 145 also amends SFAS No. 13, "Accounting for Leases," to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS 145 relating to leases became effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not affect our financial position or results of operations.

      SFAS 146 addresses accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Generally, SFAS 146 requires that a liability for costs associated with an exit or disposal activity, including contract termination costs, employee termination benefits and other associated costs, be recognized when the liability is incurred. Under EITF No. 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. SFAS 146 will be effective for disposal activities initiated after December 31, 2002.

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

      A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) price volatility and availability of oil, electricity and natural gas and the capacity to transport to market areas;
(3) changes in laws and regulations, including safety, tax and accounting matters; (4) competitive pressures from the same and alternative energy sources;
(5) liability for environmental claims; (6) customer conservation measures and improvements in energy efficiency and technology resulting in reduced demand;
(7) adverse labor relations; (8)
large customer, counterparty or supplier defaults; (9) liability for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas, including liability in excess of insurance coverage; (10) political, regulatory and economic conditions in the United States; and (11) interest rate fluctuations and other capital market conditions.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      During fiscal year 2002, the Company engaged a new independent auditor, PricewaterhouseCoopers LLP. The information required by Item 9 is incorporated in this Report by reference to the Company's Current Report on Form 8-K dated May 21, 2002.

PART III: UGI UTILITIES MANAGEMENT AND SECURITY HOLDERS

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

                                            Utilities
                                             Director                         Principal Occupation
Name                             Age          Since                        and Other Directorships (1)
----                             ---          -----                        ---------------------------
Lon R. Greenberg                 52            1994        Mr. Greenberg has been Chairman of the Board of Directors of
                                                           UGI Utilities, Inc. since August 1996. He was formerly Vice
                                                           Chairman of the Board from 1995 to 1996, and Senior Vice
                                                           President - Legal and Corporate Development from 1989 to
                                                           1994.

James W. Stratton                66            1979        Mr. Stratton is the Chairman, Chief Executive Officer, and a
                                                           director of Stratton Management Company (an investment
                                                           advisory and financial consulting  firm) (since 1972). Mr.
                                                           Stratton also serves as a director of AmeriGas Propane,
                                                           Inc.; Stratton Growth Fund, Inc.; Stratton Monthly Dividend
                                                           REIT Shares, Inc.; Stratton Small-Cap Value Fund; Teleflex,
                                                           Inc.; and BE&K, Inc.

Richard C. Gozon                 64            1989        Mr. Gozon retired as Executive Vice President of
                                                           Weyerhaeuser Company in April of 2002 (an integrated forest products company) and Chairman of Norpac (North Pacific
                                                           Paper Company, a joint venture with Nippon Paper Industries headquartered in Tokyo, Japan) positions he has held since
                                                           1994. Mr. Gozon was formerly a director (1984 to 1993),
                                                           President and Chief Operating Officer of Alco Standard
                                                           Corporation (a provider of paper and office products) (1988 to 1993); Executive Vice President and Chief Operating
                                                           Officer (1988), President (1985 to 1987) of Paper
                                                           Corporation of America. He also serves as a director of
                                                           AmeriSource Bergen Corp.; and Triumph Group, Inc.

                                            Utilities
                                             Director                         Principal Occupation
Name                             Age          Since                        and Other Directorships (1)
----                             ---          -----                        ---------------------------

Stephen D. Ban                   62            1991        Dr. Ban is currently serving as the Director of the
                                                           Technology Transfer Division of the Argonne National
                                                           Laboratory (science-based Department of Energy laboratory
                                                           dedicated to advancing the frontiers of science in energy, environment, biosciences and materials. He previously served as President and Chief Executive Officer of the Gas Research
                                                           Institute (GRI), a gas industry research and development
                                                           organization funded by distributors, transporters, and
                                                           producers of natural gas (1987 through 1999). He also served as Executive Vice President. Prior to coming to GRI in 1981, he was Vice President, Research and Development and Quality
                                                           Control of Bituminous Materials, Inc. Dr. Ban also serves as a director of Energen Corporation.

Robert J. Chaney                 60            1999        Mr. Chaney has been President and Chief Executive Officer of
                                                           UGI Utilities, Inc. (since March 1999). He previously served as Executive Vice President - Utilities (1998 to 1999) and
                                                           Vice President and General Manager-Gas Utility Division of
                                                           the Company (1991 to 1998).

Marvin O. Schlanger              54            1998        Mr. Schlanger is a Principal in the firm of Cherry Hill
                                                           Chemical Investments, L.L.C. (management services and
                                                           capital for chemical and allied industries) (October 1998 to present) and Chairman and Chief Executive Officer of
                                                           Resolution Performance Products, Inc. (a producer and
                                                           marketer of specialty and intermediate chemicals) (November
                                                           2000 to present). Mr. Schlanger was previously President and
                                                           Chief Executive Officer (May 1998 to October 1998),
                                                           Executive Vice President and Chief Operating Officer (1994
                                                           to May 1998) and a director (1994 to 1998) of ARCO Chemical
                                                           Company. Mr. Schlanger also serves as a director of Wellman,
                                                           Inc.

                                            Utilities
                                             Director                         Principal Occupation
Name                             Age          Since                        and Other Directorships (1)
----                             ---          -----                        ---------------------------
Thomas F. Donovan                69            1998        Mr.  Donovan  retired as Vice  Chairman  of Mellon  Bank on
                                                           January 31,  1997,  a position  he had held since 1988.  He continues to serve as a director of AmeriGas Propane,  Inc.
                                                           and Nuclear Electric Insurance Ltd.

Anne Pol                         55         1999 (and      Mrs. Pol is President and Chief  Operating  Officer of Trex
                                            1993-1997)     Enterprises  Corporation  (a high  technology  research and
                                                           development   company),  a  position  she  has  held  since
                                                           October  15,  2001.  She  previously  served as Senior Vice
                                                           President,   Thermo  Electron  Corporation   (environmental
                                                           monitoring,  analytical instruments and a major producer of recycling  equipment,  biomedical  products and alternative energy  systems) (1998 to 2001);  and Vice President  (1996 to 1998).  Mrs. Pol also served as President,  Pitney Bowes
                                                           Shipping and Weighing Systems Division,  a business unit of
                                                           Pitney Bowes Inc. (mailing and related business  equipment)
                                                           (1993 to 1996);  Vice  President,  New Product  Programs in
                                                           the Mailing Systems  Division of Pitney Bowes Inc. (1991 to
                                                           1993); and Vice President,  Manufacturing Operations in the
                                                           Mailing Systems Division of Pitney (1990 to 1991).

                                            Utilities
                                             Director                         Principal Occupation
Name                             Age          Since                        and Other Directorships (1)
----                             ---          -----                        ---------------------------
Ernest E. Jones                  58            2002        Mr.  Jones is  President  and Chief  Executive  Officer  of
                                                           Philadelphia  Workforce Development  Corporation (an agency which funds,  coordinates  and  implements  employment  and training  activities  in  Philadelphia),  a position he has held  since  1998.  He  formerly  served as  President  and
                                                           Executive  Director  of  the  Greater   Philadelphia  Urban
                                                           Affairs  Coalition  (1983 to 1998).  Mr.  Jones also served as Executive  Director of Community  Legal  Services,  Inc.
                                                           (1977 to 1983).  Mr.  Jones also  serves as a  director  of the African  American Museum in  Philadelphia;  First Union
                                                           Regional Foundation;  Thomas Jefferson  University;  United
                                                           Way of  Southeastern  Pennsylvania;  and the  William  Penn
                                                           Foundation.

(1) All of the directors except Mr. Chaney also serve as directors of UGI Corporation. In addition, Messrs. Greenberg, Donovan, Gozon, and Stratton serve as directors of AmeriGas Propane, Inc., the General Partner of AmeriGas Partners, L.P.

EXECUTIVE OFFICERS

Name                         Age                     Position
----                         ---                     --------
Lon R. Greenberg             52         Chairman of the Board of Directors

Robert J. Chaney             60         President and Chief Executive Officer

Peter G. Terranova           50         Vice President -Operations

John C. Barney               54         Senior Vice President-Finance

Brendan P. Bovaird           54         Vice President and General Counsel

Vicki O. Ebner               43         Vice President -Marketing and Gas Supply

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

                           Summary Compensation Table

                                     Annual Compensation                Long Term Compensation
                                -------------------------------  ------------------------------------
                                                                           Awards             Payouts
                                                                 ---------------------------  -------
                                                       Other
                                                      Annual     Restricted     Securities                 All Other
 Name and Principal     Fiscal                        Compen-      Stock        underlying     LTIP      Compensation
      Position           Year    Salary    Bonus (1)  sation(2)  Awards (3)   Options / SARs  Payouts         (4)
      --------           ----    ------    ---------  ---------  ----------   --------------  -------         ---
Robert J. Chaney        2002    $294,415   $105,754    $6,814     $120,800       18,000         $0           $9,867
President and Chief                                               $120,800
Executive Officer(6)                                              $120,800
                        2001    $285,500   $144,144    $7,511      $64,688          0           $0           $9,609
                                                                  $133,450
                        2000    $264,307   $141,570    $7,679        $0          45,000         $0           $7,569
Lon R. Greenberg,       2002    $705,015   $521,092   $15,342     $785,200       120,000        $0          $28,033
Chairman(5)(6)                                                    $785,200
                                                                  $785,200
                        2001    $667,799   $595,010   $14,849     $323,438          0           $0          $20,939
                                                                 $1,000,875
                        2000    $640,662   $262,836   $13,092        $0          225,000        $0          $20,417
Brendan P. Bovaird,     2002    $232,683    $95,459    $5,449      $90,600       14,500         $0           $7,411
Vice President and
General Counsel                                                    $90,600
(5)(6)                                                             $90,600
                        2001    $222,283    $96,708    $5,012      $38,813          0           $0           $6,112
                                                                  $120,105
                        2000    $210,392    $49,349    $7,264        $0          28,000         $0           $5,927
John C. Barney          2002    $176,033    $64,262    $6,340      $60,400        8,000         $0           $5,124
Senior Vice President                                              $60,400
-Finance                                                           $60,400
                        2001    $170,826    $51,710    $3,827      $31,050          0           $0           $5,167
                                                                   $68,059
                        2000    $164,848    $58,806    $2,145        $0          15,000         $0           $4,453
Mark R. Dingman,        2002    $156,003    $35,161    $7,335      $60,400        8,000         $0           $3,510
Vice President and                                                 $60,400
General Manager -                                                  $60,400
Electric Utility        2001    $152,882      $0       $6,862      $38,813          0           $0           $4,258
                                                                   $88,077
                        2000    $149,583    $36,383    $6,907        $0          28,000         $0           $4,385

(1) Bonuses earned under the Annual Bonus Plan are for the year reported, regardless of the year paid. The Company's Annual Bonus Plan is based on the achievement of business and/or financial performance objectives, which support business plans and goals. Bonus opportunities vary by position and for Fiscal 2002 ranged from 0% to 86% of base salary for Mr. Chaney, 0% to 184% of base salary for Mr. Greenberg, 0% to 104% of base salary for Mr. Bovaird, 0% to 60% of base salary for Mr. Barney and 0% to 52% of base salary for Mr. Dingman.

(2) Amounts represent tax payment reimbursements for certain benefits and, for Messrs. Barney and Bovaird, above-market interest on deferred compensation.

(3) Effective January 1, 2002, the Board of Directors of UGI Corporation, approved three phantom performance-contingent restricted stock awards ("Restricted Shares") to the Named Executives under the UGI Corporation 2000 Stock Incentive Plan. The restriction period for all three awards will end on December 31, 2004 provided that certain performance criteria are met for each performance period. Each award has a separate performance period as follows: January 1, 2002 through December 31, 2002, January 1, 2002 through December 31, 2003, and January 1, 2002 through December 31, 2004. The performance requirement is that UGI's Total Shareholder Return (TSR) during the relevant performance period equals the median of a peer group. The peer group is the group of companies that comprises the S&P Utilities Index. The actual amount of the award may be higher or lower than the original grant, or even zero, based on UGI's TSR percentile rank relative to the companies in the S&P Utilities Index. The maximum payout potential is 200% of the original award. The share price used for determining the TSR at the beginning and the end of each performance period will be the average price for the 90-day period preceding each December 31st.

      The dollar values shown in the restricted stock awards column of the table above represent the aggregate value of each award on the date of grant, determined by multiplying the number of shares awarded by the closing price of UGI Common Stock on the New York Stock Exchange on the effective dates of the respective grants.

      Based on the closing stock price of UGI Common Stock on the New York Stock Exchange on September 30, 2002, Mr. Greenberg's 128,000 Restricted Shares had a market value of $4,652,800; Mr. Chaney's 19,500 Restricted Shares had a market value of $708,825; Mr. Bovaird's 15,000 Restricted Shares had a market value of $545,250; Mr. Barney's 9,750 Restricted Shares had a market value of $354,413 and Mr. Dingman's 10,800 Restricted Shares had a market value of $392,580.

(4) Amounts represent matching contributions by the Company or UGI in accordance with the provisions of the UGI Utilities, Inc. Employee Savings Plan and/or allocations under the Executive Retirement Plan. During 2002, 2001 and 2000, the following contributions were made to the Named
      Executives: (i) under the Employee Savings Plan: for each of Messrs. Greenberg, Chaney, Bovaird and Barney $3,825, $3,825, and $3,825; and Mr. Dingman $3,510, $3,825, and $3,825; (ii) under the Supplemental Executive Retirement Plan: Mr. Greenberg, $24,208, $17,114, and $16,592; Mr. Chaney, $6,042, $5,784, and, $3,744; Mr. Bovaird, $3,586, $2,287, and $2,102; Mr.
      Barney, $1,299, $1,342, and $628; and Mr. Dingman, $0, $433, and $560.

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

Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      The following table shows information for fiscal year 2002 concerning exercised and unexercised stock options for shares of UGI Common Stock for each of the Named Executives.

                                            Option Exercises in Fiscal 2002
                                           And Fiscal Year-End Option Values
                                                                                                  Value of
                                                           Number of Securities                 Unexercised
                                                          Underlying Unexercised               In-The-Money
                              Number of                         Options at                      Options at
                               Shares                         Fiscal Year End               Fiscal Year End (2)
                             Acquired on      Value      --------------------------   ------------------------------
           Name               Exercise     Realized (1)  Exercisable  Unexercisable   Exercisable      Unexercisable
           ----               --------     ------------  -----------  -------------   -----------      -------------
Robert J. Chaney                13,639       $135,697      78,889        33,000        $1,152,475         $339,375
Lon R. Greenberg               123,959      $1,661,893     468,750       251,250       $7,113,281        $2,767,969
Brendan P. Bovaird                0             $0         48,667        14,500         $705,289          $83,375
John C. Barney                    0             $0         20,000        13,000         $294,500          $124,625
Mark R. Dingman                 18,666       $220,176         0          17,334            $0             $192,777

(1) Value realized is calculated on the difference between the option exercise price and the closing market price of UGI's Common Stock on the date of exercise multiplied by the number of shares to which the exercise relates.

(2)   The closing price of UGI's Common Stock as reported on the New York
      Stock Exchange Composite tape on September 30, 2002 was $36.35 and is used in calculating the value of unexercised options.

Option Grants in Last Fiscal Year

      The following table shows information on grants of stock options for UGI Corporation Common Stock during fiscal year 2002 to each of the Named Executives.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                       Grant Date
                                       Individual Grants                                                 Value
                                       -----------------                                                 -----
                            Number of
                            Securities       % of Total
                            Underlying     Options Granted                                             Grant Date
                             Options       to Employees in       Exercise                               Present
          Name               Granted       Fiscal Year (1)    or Base Price     Expiration Date        Value (2)
          ----               -------       ---------------    -------------     ---------------        ---------
Robert J. Chaney             18,000              4.02%           $30.600          12/31/2011           $92,093
Lon R. Greenberg            120,000             26.77%           $30.600          12/31/2011          $613,953
Brendan P. Bovaird           14,500              3.23%           $30.600          12/31/2011           $74,186
John C. Barney                8,000              1.78%           $30.600          12/31/2011           $40,930
Mark R. Dingman               8,000              1.78%           $30.600          12/31/2011           $40,930

(1) A total of 448,250 options were granted to employees and executive officers of the Company during fiscal year 2002 under the 1992 Non-Qualified Stock Option Plan, the 2000 Stock Incentive Plan and the 2002 Non-Qualified Stock Option Plan. Under each Plan, the option exercise price is not less than 100% of the fair market value of UGI's Common Stock on the date of grant. All options will vest at the rate of 33% per year on the anniversary of the grant date. Options are nontransferable and generally exercisable only while the optionee is employed by the Company or an affiliate. Options are subject to adjustment in the event of recapitalizations, stock splits, mergers, and other similar corporate transactions affecting UGI's Common Stock.

(2) Based on the Black-Scholes options pricing model. The assumptions used in calculating the grant date present value are as follows:

      - Three years of closing monthly stock price and dividend observations were used to calculate the stock volatility and dividend yield assumptions.

      -     Stock volatility                             29.10%
      -     Stock's dividend yield                        6.70%
      -     Length of option term                      10 years
      -     Annualized risk-free interest rate            5.54%
      -     Discount of risk of forfeiture          0% per year

All options were granted at fair market value. The actual value, if any, the executive may realize will depend on the excess of the stock price on the date the option is exercised over the exercise price. There is no assurance that the value realized by the executive will be at or near the value estimated by the Black-Scholes model.

RETIREMENT BENEFITS

      The following table shows the annual benefits payable upon retirement to the Named Executive Officers under the Retirement Income Plan for Employees of UGI Utilities, Inc. and participating employers (the "Retirement Plan") and the UGI Supplemental Executive Retirement Plan. The amounts shown assume the executive retires in 2002 at age 65, and that the aggregate benefits are not subject to statutory maximums.

                           PENSION PLAN BENEFITS TABLE

            ANNUAL PLAN BENEFIT FOR YEARS CREDITED SERVICE SHOWN (1)

  FINAL 5-YEAR
 AVERAGE ANNUAL        5           10          15          20           25            30            35             40
  EARNINGS (2)       YEARS       YEARS       YEARS       YEARS        YEARS         YEARS         YEARS           YEARS
  ------------       -----       -----       -----       -----        -----         -----         -----           -----
   $  200,000       $ 19,000    $ 38,000    $ 57,000    $ 76,000      $ 95,000    $  114,000    $  133,000    $  136,800 (3)
   $  400,000       $ 38,000    $ 76,000    $114,000    $152,000      $190,000    $  228,000    $  266,000    $  273,600 (3)
   $  600,000       $ 57,000    $114,000    $171,000    $228,000      $285,000    $  342,000    $  399,000    $  410,400 (3)
   $  800,000       $ 76,000    $152,000    $228,000    $304,000      $380,000    $  456,000    $  532,000    $  547,200 (3)
   $1,000,000       $ 95,000    $190,000    $285,000    $380,000      $475,000    $  570,000    $  665,000    $  684,000 (3)
   $1,200,000       $114,000    $228,000    $342,000    $456,000      $570,000    $  684,000    $  798,000    $  820,800 (3)
   $1,400,000       $133,000    $266,000    $399,000    $532,000      $665,000    $  798,000    $  931,000    $  957,600 (3)
   $1,600,000       $152,000    $304,000    $456,000    $608,000      $760,000    $  912,000    $1,064,000    $1,094,400 (3)
   $1,800,000       $171,000    $342,000    $513,000    $684,000      $855,000    $1,026,000    $1,197,000    $1,231,200 (3)
   $2,000,000       $190,000    $380,000    $570,000    $760,000      $950,000    $1,140,000    $1,330,000    $1,368,000 (3)

(1) Annual benefits are computed on the basis of straight life annuity amounts. These amounts include pension benefits, if any, to which a participant may be entitled as a result of participation in a pension plan of a subsidiary during previous periods of employment. The amounts shown do not take into account exclusion of up to 35% of the estimated primary Social Security benefit. The Retirement Plan provides a minimum benefit equal to 25% of a participant's final 12 months' earnings, reduced proportionately for less than 15 years of credited service at retirement. The minimum Retirement Plan Benefit is not subject to Social Security offset. Messrs. Greenberg, Barney, Chaney, Dingman and Bovaird had, respectively, 22 years, 30 years, 38 years, 29 years and 7 years of estimated credited service at September 30, 2002.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      At December 2, 2002, UGI Corporation held 100% of the Company's Common Stock. UGI is located at 460 North Gulph Road, King of Prussia, PA 19406.

      The following table sets forth, as of October 31, 2002, the number of shares of Common Stock of UGI beneficially owned by each director of the Company and each of the Named Executives, as well as all directors and executive officers as a group. Mr. Greenberg is the beneficial owner of approximately 2% of UGI's Common Stock. All other directors, Named Executives and executive officers own less than 1% of UGI's outstanding shares. The total number of shares beneficially owned by all directors and executive officers as a group (including 726,739 shares subject to exercisable options) represents approximately 4% of UGI's outstanding shares.

                        SECURITY OWNERSHIP OF MANAGEMENT

                                  NUMBER OF SHARES
                                   AND NATURE OF
                                     BENEFICIAL
                                     OWNERSHIP           NUMBER OF
                                 EXCLUDING OPTIONS   EXERCISABLE STOCK
   NAME OF BENEFICIAL OWNER             (1)               OPTIONS               TOTAL
   ------------------------             ---               -------               -----
Stephen D. Ban                        15,470 (2)            14,100             29,570
John C. Barney (3)                     8,343                20,000             28,343
Brendan P. Bovaird (4)                22,965                48,667             71,632
Robert J. Chaney                      38,450 (5)            78,889            117,339
Thomas F. Donovan                      5,629 (2)            12,800             18,429
Richard C. Gozon                      25,964 (2)            16,800             42,764
Lon R. Greenberg (6)                 112,040               468,750            580,790
Anne Pol                              11,752 (2)            12,800             24,552
Marvin O. Schlanger                    9,433 (2)            12,800             22,233
James W. Stratton (7)                 16,427 (2)            16,800             33,227
Peter G. Terranova (8)                 4,871                20,333             25,204
Mark R. Dingman                       17,000                     0             17,000
Ernest E. Jones                        1,084 (2)             4,000              5,084
All directors and executive
officers as a group (13 total)       314,761               726,739          1,041,500

      (1) The director or officer has sole voting and investment power unless otherwise specified.

      (2) The number of Shares shown includes Deferred Units ("Units") acquired through the 1997 Amended and Restated Directors' Equity Compensation Plan. Units are neither actual shares nor other securities, but each Unit will be converted to one share of Common Stock and paid out to directors upon their retirement or termination of service. The number of Units included for each director is as follows: Messrs. Donovan (3,546), Stratton (13,316), Schlanger (6,950), Gozon (18,853), Ban (9,653), Mrs. Pol (9,879) and Mr. Jones
            (970).

      (3) Mr. Barney holds 236 shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan, based on September 30, 2002 Savings Plan statements. Mr. Barney disclaims beneficial ownership of 200 Shares owned by an adult son.

      (4) Mr. Bovaird holds 19,993 shares jointly with his spouse and 2,972 Shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan, based on September 30, 2002 Saving Plan statements.

      (5)   Mr. Chaney is trustee of a trust that holds 13,650 shares.

      (6) Mr. Greenberg holds 88,220 shares jointly with his spouse and 6,105 Shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan, based on September 30, 2002 Saving Plan statements.

      (7)   Mr. Stratton holds 3,111 shares jointly with his spouse.

      (8) Mr. Terranova holds 820 shares represented by units held in the UGI Stock Fund of the 401(k) Employee Savings Plan, based on September 30, 2002 Savings Plan statements.

      (9) The total number of shares beneficially owned by the directors and officers as a group represents approximately 4% of UGI's outstanding Shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In fiscal year 2002 UGI allocated 49%, or approximately $6.7 million, of its general corporate expenses to Utilities.

ITEM 14. CONTROLS AND PROCEDURES

      An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 20, 2002 was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of the Company's internal controls, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV: ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

      (a)   DOCUMENTS FILED AS PART OF THIS REPORT:

            (1)   FINANCIAL STATEMENTS:

                  Included under Item 8 are the following financial statements and supplementary data:

                        Reports of Independent Public Accountants

                        Consolidated Balance Sheets as of September 30, 2002 and 2001

                        Consolidated Statements of Income for the fiscal years ended September 30, 2002, 2001 and 2000

                        Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2002, 2001 and 2000

                        Consolidated Statements of Stockholders' Equity for the fiscal years ended September 30, 2002, 2001 and 2000

                        Notes to Consolidated Financial Statements

            (2)   FINANCIAL STATEMENT SCHEDULE:

                  For the years ended September 30, 2002, 2001 and 2000

                        II-     Valuation and Qualifying Accounts

                  We have omitted all other financial statement schedules because the required information is (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) included elsewhere in the financial statements or notes thereto contained in this report.

            NOTICE REGARDING ARTHUR ANDERSEN LLP

                  Arthur Anderson LLP audited our consolidated financial statements for the three years in the period ended September 30, 2001 and issued a report thereon dated November 16, 2001. Arthur Anderson LLP has not reissued its report or consented to the incorporation by reference of such report into the Company's prospectuses relating to offering and sale of our debt securities. On June 15, 2002, Arthur Andersen LLP was convicted of obstruction of justice by a federal jury in Houston, Texas in connection with Arthur Andersen LLP's work for Enron Corp. On September 15, 2002, a federal judge upheld this conviction. Arthur Andersen LLP ceased its audit practice before the SEC on August 31, 2002. Effective May 21, 2002, we terminated the engagement of Arthur Andersen LLP as our independent accountants and engaged PricewaterhouseCoopers LLP to serve as our independent accountants for the fiscal year ending September 30, 2002. Because of the circumstances currently affecting Arthur Andersen LLP, as a practical matter it may not be able to satisfy any claims arising from the provision of auditing services to us, including claims available to security holders under federal and state securities laws.

            (3)   LIST OF EXHIBITS:

                  The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

                           INCORPORATION BY REFERENCE

 EXHIBIT NO.                           EXHIBIT                            REGISTRANT       FILING        EXHIBIT
 -----------                           -------                            ----------       ------        -------
     3.1       Utilities' Articles of Incorporation                       Utilities     Registration         3
                                                                                          Statement
                                                                                        No. 333-72540

    *3.2       Bylaws   of   UGI   Utilities   as  in   effect   since
               September 24, 2002

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

                           INCORPORATION BY REFERENCE

 EXHIBIT NO.                           EXHIBIT                            REGISTRANT       FILING        EXHIBIT
 -----------                           -------                            ----------       ------        -------
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

     4.7       Officer's  Certificate  establishing  Medium-Term Notes    Utilities       Form 8-K        4(iv)
               series                                                                     (8/26/94)

     4.9       Form of  Officer's  Certificate  establishing  Series B    Utilities       Form 8-K        4(iv)
               Medium-Term Notes under the Indenture                                      (8/1/96)

    4.10       Forms  of  Floating   Rate  and  Fixed  Rate  Series  C    Utilities       Form 8-K         4.1
               Medium-Term Notes                                                          (5/21/02)

    4.11       Form of  Officers'  Certificate  establishing  Series C    Utilities       Form 8-K         4.2
               Medium-Term Notes under the Indenture                                      (5/21/02)

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

                           INCORPORATION BY REFERENCE

 EXHIBIT NO.                           EXHIBIT                            REGISTRANT       FILING        EXHIBIT
 -----------                           -------                            ----------       ------        -------
   10.4**      UGI Corporation 1992 Directors' Stock Plan                    UGI          Form 10-Q      (10)ff
                                                                                          (6/30/92)

   10.5**      UGI Corporation  Directors' Deferred  Compensation Plan                    Form 10-K       10.6
               Amended and Restated as of January 1, 2000                    UGI          (9/30/00)

   10.6**      UGI Corporation  Directors'  Equity  Compensation  Plan                    Form 10-K       10.9
               Amended and Restated as of January 1, 2000                    UGI          (9/30/00)

   10.7**      UGI   Corporation   1992  Stock   Option  and  Dividend                    Form 10-Q      (10)ee
               Equivalent Plan, as amended May 19, 1992                      UGI          (6/30/92)

   10.8**      UGI Corporation Annual Bonus Plan dated March 8, 1996         UGI          Form 10-Q       10.4
                                                                                          (6/30/96)

   10.9**      UGI  Utilities,  Inc.  Annual Bonus Plan dated March 8,                    Form 10-Q       10.4
               1996`                                                      Utilities       (6/30/96)

   10.10**     1997 Stock Purchase Loan Plan                                 UGI          Form 10-K       10.16
                                                                                          (9/30/97)

   10.11**     UGI Corporation  Senior  Executive  Employee  Severance                    Form 10-K       10.12
               Pay Plan effective January 1, 1997                            UGI          (9/30/97)

   10.12**     UGI Corporation 1992  Non-Qualified  Stock Option Plan,                    Form 10-K       10.39
               as amended                                                    UGI          (9/30/00)

   10.13**     UGI Corporation 2000 Directors' Stock Option Plan             UGI          Form 10-K       10.13
                                                                                          (9/30/99)

   10.14**     UGI Corporation 2000 Stock Incentive Plan                     UGI          Form 10-Q        10.1
                                                                                          (6/30/00)

   10.15**     Service  Agreement for  comprehensive  delivery service
               (Rate  CDS)  dated   February   23,  1999  between  UGI
               Utilities,   Inc.   and  Texas   Eastern   Transmission                    Form 10-K       10.41
               Corporation                                                   UGI          (9/30/00)

   10.16**     UGI   Corporation   1997  Stock   Option  and  Dividend                    Form 10-Q       10.2
               Equivalent Plan                                               UGI          (3/31/97)

   10.17**     UGI Corporation  Supplemental Executive Retirement Plan                    Form 10-Q        10
               Amended and Restated effective October 1, 1996                UGI          (6/30/98)

  10.18 **     Summary  of Terms of UGI  Corporation  1999  Restricted                    Form 10-Q        10
               Stock Awards                                                  UGI          (6/30/99)

   10.20**     Description  of  Change  of  Control  arrangements  for       UGI          Form 10-K       10.33
               Messrs. Greenberg and Bovaird                                              (9/30/99)

   10.21**     Description  of  Change  of  Control  arrangements  for       UGI          Form 10-K       10.34
               Messrs. Chaney, Barney and Dingman                                         (9/30/99)

   10.22**     Consulting  Services  Agreement  dated as of  August 1,       UGI          Form 10-K       10.38
               2000 between Stephen D. Ban and UGI Corporation                            (9/30/00)

                           INCORPORATION BY REFERENCE

 EXHIBIT NO.                           EXHIBIT                            REGISTRANT       FILING        EXHIBIT
 -----------                           -------                            ----------       ------        -------
    10.23      Power Sales Agreement  between UGI Utilities,  Inc. and    Utilities       Form 10-K       10.23
               UGI Development Company dated as of November 30, 2001                      (9/30/01)

    10.24      Partnership  Agreement of Hunlock Creek Energy Ventures    Utilities       Form 10-K       10.24
               dated  December  8,  2001 by and  between  UGI  Hunlock                    (9/30/01)
               Development   Company  and   Allegheny   Energy  Supply
               Hunlock Creek LLC

   *10.25      Storage    Transportation   Service   Agreement   (Rate
               Schedule  SST) between  Utilities  and  Columbia  dated
               November  1, 1993,  as  modified  pursuant to orders of
               the Federal Energy Regulatory Commission

   *10.26      No-Notice   Transportation   Service   Agreement  (Rate
               Schedule  NTS) between  Utilities  and  Columbia  dated
               November  1, 1993,  as  modified  pursuant to orders of
               the Federal Energy Regulatory Commission

   *10.27      No-Notice   Transportation   Service   Agreement  (Rate
               Schedule  CDS)  between  Utilities  and  Texas  Eastern
               Transmission  dated  February  23,  1999,  as  modified
               pursuant  to  various  orders  of  the  Federal  Energy
               Regulatory Commission

   *10.28      No-Notice   Transportation   Service   Agreement  (Rate
               Schedule  CDS)  between  Utilities  and  Texas  Eastern
               Transmission   dated  October  31,  2000,  as  modified
               pursuant  to  various  orders  of  the  Federal  Energy
               Regulatory Commission

   *10.29      Firm  Transportation  Service  Agreement (Rate Schedule
               FT-1) between Utilities and Texas Eastern Transmission dated June 15, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission

   *10.30      Firm  Transportation  Service  Agreement (Rate Schedule
               FT-1) between Utilities and Texas Eastern  Transmission
               dated  October  31,  2000,  as  modified   pursuant  to
               various  orders  of  the  Federal   Energy   Regulatory
               Commission

   *10.31      Firm  Transportation  Service  Agreement (Rate Schedule
               FT) between  Utilities  and  Transcontinental  Gas Pipe
               Line dated  October 1, 1996,  as  modified  pursuant to
               various  orders  of  the  Federal   Energy   Regulatory
               Commission

    10.32**    2002 UGI Corporation Non-Qualified Stock Option Plan       UGI             Form 10-K       10.38
                                                                                          (9/30/02)

    *12.1      Computation of Ratio of Earnings to Fixed Charges

               Computation  of Ratio of  Earnings  to  Combined  Fixed
    *12.2      Charges and Preferred Stock Dividends

                           INCORPORATION BY REFERENCE

 EXHIBIT NO.                           EXHIBIT                            REGISTRANT       FILING        EXHIBIT
 -----------                           -------                            ----------       ------        -------
     21        Subsidiaries of the Registrant                             Utilities       Form 10-K        21
                                                                                          (9/30/00)

     *23       Consent of PricewaterhouseCoopers LLP

     *99       Certification  by the Chief  Executive  Officer and the
               Chief Financial  Officer  relating to the  Registrant's
               Report  on  Form  10-K  for  the   fiscal   year  ended
               September 30, 2002

*     Filed herewith.

** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

(b)   REPORTS ON FORM 8-K:

      The Company filed the following Current Reports on Form 8-K during the fourth quarter of fiscal year 2002:

      Date      Item Number(s)               Content
      ----      --------------               -------
    09/16/02          5           Other Events - Standard & Poor's Ratings
                                  Services Press Release dated September 11, 2002
                                  re: Corporate Credit and Unsecured Debt Ratings

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 UGI UTILITIES, INC.

Date:  December 17, 2002                By:      John C. Barney
                                                 -------------------------------
                                                 John C. Barney
                                                 Senior Vice President - Finance

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 17, 2002 by the following persons on behalf of the Registrant in the capacities indicated.

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

Stephen D. Ban                              Director
---------------------------
Stephen D. Ban

Thomas F. Donovan                           Director
---------------------------
Thomas F. Donovan

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 17, 2002 by the following persons on behalf of the Registrant in the capacities indicated.

          SIGNATURE                          TITLE
          ---------                          -----

Ernest E. Jones                             Director
-------------------------------
Ernest E. Jones

Richard C. Gozon                            Director
-------------------------------
Richard C. Gozon

Anne Pol                                    Director
-------------------------------
Anne Pol

Marvin O. Schlanger                         Director
-------------------------------
Marvin O. Schlanger

James W. Stratton                           Director
-------------------------------
James W. Stratton

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT:

No annual report or proxy material was sent to security holders in fiscal year 2002.

                                 CERTIFICATIONS

I, Robert J. Chaney, certify that:

1.    I have reviewed this annual report on Form 10-K of UGI Utilities, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

                                        Robert J. Chaney
                                        -------------------------------------
                                        Robert J. Chaney
                                        President and Chief Executive Officer

I, John C. Barney, certify that:

1.    I have reviewed this annual report on Form 10-K of UGI Utilities, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

                                    John C. Barney
                                    --------------------------------------------
                                    John C. Barney
                                    Senior Vice President - Finance and Chief
                                    Financial Officer

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                              FINANCIAL INFORMATION

                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED SEPTEMBER 30, 2002

                      UGI UTILITIES, INC. AND SUBSIDIARIES

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                    SCHEDULE

                                                                               Pages
                                                                               -----
Financial Statements:

  Reports of Independent Accountants                                          F-3 to F-4

  Consolidated Balance Sheets as of September 30,
       2002 and 2001                                                          F-5 to F-6

  Consolidated Statements of Income for the years
       ended September 30, 2002, 2001 and 2000                                   F-7

  Consolidated Statements of Cash Flows for the years
       ended September 30, 2002, 2001 and 2000                                   F-8

  Consolidated Statements of Stockholder's Equity
       for the years ended September 30, 2002, 2001 and 2000                     F-9

  Notes to Consolidated Financial Statements                                  F-10 to F-27

Financial Statement Schedule:

  For the years ended September 30, 2002, 2001 and 2000:

       II - Valuation and Qualifying Accounts                                    S-1

We have omitted all other financial statement schedules because the required information is either (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) included elsewhere in the financial statements or related notes.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of UGI Utilities, Inc.:

In our opinion, the consolidated financial statements as of and for the year ended September 30, 2002 listed in the index appearing under Item 15a(1) and (2) present fairly, in all material respects, the financial position of UGI Utilities, Inc. and its subsidiaries at September 30, 2002 and the results of their operations and their cash flows for the year ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the year ended September 30, 2002 listed in the Index to Financial Statements and Financial Statement Schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of UGI Utilities, Inc. and its subsidiaries as of September 30, 2001, and for each of the two years in the period ended September 30, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated November 16, 2001.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 15, 2002

           THIS REPORT IS A COPY OF THE PREVIOUSLY ISSUED ACCOUNTANT'S REPORT OF ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY
                              ARTHUR ANDERSEN LLP.

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

ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
November 16, 2001

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)

                                                                                     September 30,
                                                                               2002                 2001
                                                                            ---------             ---------
ASSETS

  Current assets:
       Cash and cash equivalents                                            $   6,090             $   7,711
       Accounts receivable (less allowances for doubtful
           accounts of  $1,972 and $3,151, respectively)                       38,554                39,152
       Accrued utility revenues                                                 8,069                11,110
       Inventories                                                             38,654                48,074
       Deferred income taxes                                                    2,610                 5,527
       Income taxes recoverable                                                 6,892                     -
       Deferred fuel costs                                                      4,304                     -
       Prepaid expenses and other current assets                                3,151                 2,178
                                                                            ---------             ---------
           Total current assets                                               108,324               113,752

  Property, plant and equipment
       Gas utility                                                            760,161               734,661
       Electric operations                                                    111,265               108,423
       General                                                                 11,909                12,113
                                                                            ---------             ---------
                                                                              883,335               855,197
       Less accumulated depreciation and amortization                        (290,194)             (276,429)
                                                                            ---------             ---------
           Net property, plant and equipment                                  593,141               578,768

  Regulatory assets                                                            57,685                56,155
  Other assets                                                                 38,973                35,734
                                                                            ---------             ---------

           Total assets                                                     $ 798,123             $ 784,409
                                                                            =========             =========

See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Thousands of dollars, except per share)

                                                                                     September 30,
                                                                               2002                  2001
                                                                            ----------            ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
       Current maturities of long-term debt                                 $  76,000             $       -
       Bank loans                                                              37,200                57,800
       Accounts payable                                                        57,499                67,456
       Employee compensation and benefits accrued                               8,984                 8,356
       Dividends and interest accrued                                           5,443                 5,392
       Income taxes accrued                                                         -                11,138
       Customer deposits and refunds                                            8,745                 6,032
       Other current liabilities                                               22,346                21,264
                                                                            ---------             ---------
           Total current liabilities                                          216,217               177,438

  Long-term debt                                                              172,369               208,477

  Deferred income taxes                                                       131,483               121,890
  Deferred investment tax credits                                               8,385                 8,783
  Other noncurrent liabilities                                                 11,815                12,064

  Commitments and contingencies (note 8)

  Preferred stock subject to mandatory redemption,
       without par value                                                       20,000                20,000

  Common stockholder's equity:
       Common Stock, $2.25 par value (authorized - 40,000,000 shares;
           issued and outstanding - 26,781,785 shares)                         60,259                60,259
       Additional paid-in capital                                              73,057                72,792
       Retained earnings                                                      107,312               102,706
       Accumulated other comprehensive loss                                    (2,774)                    -
                                                                            ---------             ---------
           Total common stockholder's equity                                  237,854               235,757
                                                                            ---------             ---------

           Total liabilities and stockholders' equity                       $ 798,123             $ 784,409
                                                                            =========             =========

See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Thousands of dollars)

                                                                                  Year Ended
                                                                                 September 30,
                                                                -----------------------------------------------
                                                                  2002               2001                2000
                                                                ---------          ---------          ---------
Revenues                                                        $ 490,552          $ 584,762          $ 436,942
                                                                ---------          ---------          ---------
Costs and expenses:
    Gas, fuel and purchased power                                 290,282            374,781            218,119
    Operating and administrative expenses                          80,910             88,310             85,425
    Operating and administrative expenses - related parties         6,664              5,277              4,159
    Taxes other than income taxes                                  11,930              9,182             17,052
    Depreciation and amortization                                  22,172             23,767             23,612
    Other income, net                                             (11,723)           (15,111)           (12,660)
                                                                ---------          ---------          ---------
                                                                  400,235            486,206            335,707
                                                                ---------          ---------          ---------

Operating income                                                   90,317             98,556            101,235
Interest expense                                                   16,652             18,988             18,353
                                                                ---------          ---------          ---------

Income before income taxes                                         73,665             79,568             82,882
Income taxes                                                       29,570             31,431             32,406
                                                                ---------          ---------          ---------

Net income                                                         44,095             48,137             50,476
Dividends on preferred stock                                        1,550              1,550              1,550
                                                                ---------          ---------          ---------

Net income after dividends on preferred stock                   $  42,545          $  46,587          $  48,926
                                                                =========          =========          =========

See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)

                                                                                  Year Ended
                                                                                 September 30,
                                                                -----------------------------------------------
                                                                  2002               2001               2000
                                                                ---------          ---------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $  44,095          $  48,137         $   50,476
   Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                            22,172             23,767             23,612
          Deferred income taxes, net                               11,114             (2,016)             2,866
          Provision for uncollectible accounts                      5,270              8,269              4,386
          Pension income                                           (3,857)            (5,671)            (2,930)
          Other                                                      (391)              (177)             4,892
          Net change in:
            Accounts receivable and accrued utility revenues       (1,631)           (14,704)           (14,823)
            Inventories                                             9,420            (14,508)            (8,831)
            Deferred fuel costs                                    (7,056)             9,948             (3,751)
            Accounts payable                                       (9,957)            13,318             16,257
            Other current assets and liabilities                  (14,123)             9,769              9,293
                                                                ---------          ---------          ---------
          Net cash provided by operating activities                55,056             76,132             81,447
                                                                ---------          ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant and equipment                 (35,884)           (36,783)           (36,391)
   Net costs of property, plant and equipment disposals              (704)            (1,407)              (838)
   Cash contribution to partnership                                     -             (6,000)                 -
                                                                ---------          ---------          ---------
      Net cash used by investing activities                       (36,588)           (44,190)           (37,229)
                                                                ---------          ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of dividends                                           (39,489)           (36,809)           (45,563)
   Issuance of long-term debt                                      40,000             50,603                  -
   Repayment of long-term debt                                          -            (15,000)            (7,143)
   Bank loans increase (decrease)                                 (20,600)           (42,600)            13,000
   Capital contribution from UGI Corporation                            -              4,000                  -
                                                                ---------          ---------          ---------
      Net cash used by financing activities                       (20,089)           (39,806)           (39,706)
                                                                ---------          ---------          ---------
   Cash and cash equivalents increase (decrease)                $  (1,621)         $  (7,864)         $   4,512
                                                                =========          =========          =========
CASH AND CASH EQUIVALENTS:
   End of year                                                  $   6,090          $   7,711          $  15,575
   Beginning of year                                                7,711             15,575             11,063
                                                                ---------          ---------          ---------
       Increase (decrease)                                      $  (1,621)         $  (7,864)         $   4,512
                                                                =========          =========          =========

See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Thousands of dollars)

                                                                                                   Accumulated           Total
                                                                   Additional                         Other              Common
                                                      Common        Paid-in        Retained       Comprehensive      Stockholder's
                                                      Stock         Capital        Earnings            Loss              Equity
                                                    ----------     ----------    ------------    ---------------    --------------
Balance September 30, 1999                          $   60,259     $   68,559      $  90,742         $      -         $  219,560

    Net income                                                                        50,476                              50,476
    Cash dividends - common stock                                                    (44,013)                            (44,013)
    Cash dividends - preferred stock                                                  (1,550)                             (1,550)
                                                    ----------     ----------      ---------         --------         ----------
Balance September 30, 2000                              60,259         68,559         95,655                -            224,473

    Net income                                                                        48,137                              48,137
    Capital contribution by UGI Corporation                             4,000                                              4,000
    Cash dividends - common stock                                                    (35,259)                            (35,259)
    Cash dividends - preferred stock                                                  (1,550)                             (1,550)
    Dividends of net assets                                                           (4,277)                             (4,277)
    Other                                                                 233                                                233
                                                    ----------     ----------      ---------         --------         ----------
Balance September 30, 2001                              60,259         72,792        102,706                -            235,757

    Net income                                                                        44,095                              44,095
    Net change in fair value of interest rate
        protection agreements (net of tax of $1,968)                                                   (2,774)            (2,774)
                                                                                   ---------         --------         ----------
    Comprehensive income                                                              44,095           (2,774)            41,321
    Cash dividends - common stock                                                    (37,939)                            (37,939)
    Cash dividends - preferred stock                                                  (1,550)                             (1,550)
    Other                                                                 265                                                265
                                                    ----------     ----------      ---------         --------         ----------
Balance September 30, 2002                          $   60,259     $   73,057      $ 107,312         $ (2,774)        $  237,854
                                                    ==========     ==========      =========         ========         ==========

See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION PRINCIPLES

UGI Utilities, Inc. ("UGI Utilities"), a wholly owned subsidiary of UGI Corporation ("UGI"), owns and operates (1) a natural gas distribution utility ("Gas Utility") in parts of eastern and southeastern Pennsylvania and (2) an electricity distribution utility ("Electric Utility") and electricity generation business (which together with Electric Utility are referred to herein as "Electric Operations") in northeastern Pennsylvania. The Company's interests in electric generation assets are owned by our non-utility subsidiary, UGI Development Company ("UGID") and its 50%-owned joint-venture partnership Hunlock Creek Energy Ventures ("Energy Ventures") which is accounted for under the equity method. We refer to UGI Utilities and its subsidiaries collectively as "the Company" or "we." Our consolidated financial statements include the accounts of UGI Utilities and its majority-owned subsidiaries. We eliminate all significant intercompany accounts and transactions when we consolidate. UGID has been granted "Exempt Wholesale Generator" status by the Federal Energy Regulatory Commission.

USE OF ESTIMATES

We make estimates and assumptions when preparing financial statements in conformity with accounting principles generally accepted in the United States. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

REGULATED UTILITY OPERATIONS

Gas Utility and Electric Utility (collectively, "Utilities") are subject to regulation by the Pennsylvania Public Utility Commission ("PUC"). We account for Gas Utility and Electric Utility in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). SFAS 71 requires us to record the effects of rate regulation in the financial statements. If a separable portion of Gas Utility or Electric Utility no longer meets the provisions of SFAS 71, we are required to eliminate the financial statement effects of regulation for that portion of our operations.

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

We paid interest totaling $16,348 in 2002, $17,543 in 2001 and $17,941 in 2000.
We paid income taxes totaling $36,282 in 2002, $29,000 in 2001 and $23,108 in 2000.

REVENUE RECOGNITION

Gas Utility and Electric Utility record regulated revenues for service provided to the end of each month which includes an accrual for certain unbilled amounts based upon estimated usage. We reflect the impact of Gas Utility and Electric Utility rate increases or decreases at the time they become effective. Nonregulated revenues are recognized as services are performed.

INVENTORIES

Our inventories are stated at the lower of cost or market. We determine cost principally on an average cost method except for appliances for which we use the specific identification method.

INCOME TAXES

Gas Utility and Electric Utility record deferred income taxes in the Consolidated Statements of Income resulting from the use of accelerated depreciation methods based upon amounts recognized for ratemaking purposes. They also record a deferred tax liability for tax benefits that are flowed through to ratepayers when temporary differences originate and record a regulatory income tax asset for the probable increase in future revenues that will result when the temporary differences reverse.

We are amortizing deferred investment tax credits related to Utilities' plant additions over the service lives of the related property. Utilities reduces its deferred income tax liability for the future tax benefits that will occur when the deferred investment tax credits, which are not taxable, are amortized. We also reduce the regulatory income tax asset for the probable reduction in future revenues that will result when such deferred investment tax credits amortize.

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT AND RELATED DEPRECIATION

We record property, plant and equipment at cost. We charge to accumulated depreciation the original cost of UGI Utilities' retired plant and equipment, together with the net cost of removal, for financial accounting purposes.

We record depreciation expense for Utilities' plant and equipment on a straight-line method over the estimated average remaining lives of the various classes of its depreciable property. Depreciation expense as a percentage of the related average depreciable base for Gas Utility was 2.5% in 2002 and 2.6% in each of 2001 and 2000. Depreciation expense as a percentage of the related average depreciable base for Electric Operations was 3.0% in each of 2002 and 2001, and 3.5% in 2000. Depreciation expense was $21,649 in 2002, $22,701 in
2001 and $23,000 in 2000.

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

DEFERRED FUEL COSTS

Gas Utility's tariffs contain clauses which permit recovery of certain purchased gas costs through the application of purchased gas cost ("PGC") rates. The clauses provide for periodic adjustments to PGC rates for the difference between the total amount of purchased gas costs collected from customers and the recoverable costs incurred. In accordance with SFAS 71, we defer the difference between amounts recognized in revenues and the applicable gas costs incurred until they are subsequently billed or refunded to customers.

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

On occasion, we have used a managed program of natural gas and oil futures contracts to preserve gross margin associated with certain of our natural gas customers. These contracts were designated as cash flow hedges. The Company did not enter into these types of contracts in 2002. During 2001, the amount of cash flow hedge gains associated with these contracts that were reclassified to earnings because it became probable that the original forecasted transactions would not occur was $1,034 which amount is included in other income.

During 2002, in order to reduce our interest rate risk associated with forecasted issuances of fixed-rate debt, we entered into interest rate protection agreements ("IRPAs") which have been designated and qualify as cash flow hedges. Included in accumulated other comprehensive loss at September 30, 2002 are net after-tax losses of $2,774 from settled and unsettled IRPAs associated with forecasted issuances of debt. The amount of this net loss expected to be reclassified into net income during the next twelve months is not material. The fair value of our unsettled IRPAs was a loss of $1,205 at September 30, 2002 which is included in other current liabilities on the Consolidated Balance Sheet. These IRPAs hedge interest rate risk associated with forecasted issuances of debt to occur during Fiscal 2003. We did not have any derivative instruments outstanding at September 30, 2001.

During 2002 and 2001, there were no gains or losses from hedge ineffectiveness or from excluding a portion of a derivative instrument's gain or loss from the assessment of hedge effectiveness, and there were no gains or losses recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

We are a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts which provide for the delivery of natural gas, and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet our normal sales commitments. Although

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

many of these contracts have the requisite elements of a derivative instrument, these contracts are not subject to the accounting requirements of SFAS 133 because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business or the value of the contract is directly associated with the price or value of a service.

COMPREHENSIVE INCOME

Comprehensive income comprises net income and other comprehensive income
(loss). Other comprehensive loss of $(2,774) for the year ended September 30, 2002 is the result of losses on IRPAs qualifying as hedges. The Company's comprehensive income was the same as net income for the years ended September 30, 2001 and 2000.

ADOPTION OF SFAS 142

Effective October 1, 2001, we early adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." SFAS 142 addresses the financial accounting and reporting for intangible assets acquired individually or with a group of other assets (excluding those acquired in a business combination) at acquisition and also addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS 142, an intangible asset is amortized over its useful life unless that life is determined to be indefinite. Goodwill and other intangible assets with indefinite lives are not amortized but are subject to tests for impairment at least annually. Because we do not have significant intangible assets or goodwill resulting from prior business combinations, the adoption of SFAS 142 did not impact our results of operations or financial position.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"); SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"); SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"); and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146").

SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with a corresponding increase in the carrying value of the related asset. Entities shall subsequently charge the retirement cost to expense using a systematic and rational method over the related asset's useful life and adjust the fair value of the liability resulting from the passage of time through charges to operating expense. We adopted SFAS 143 effective October 1, 2002. The adoption of SFAS 143 did not have a material effect on our financial position or results of operations.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of based upon the framework of SFAS 121, and resolves significant implementation issues of SFAS 121. We adopted SFAS 144 effective October 1, 2002. The adoption of SFAS 144 did not affect our financial position or results of operations.

SFAS 145 rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (an amendment of APB Opinion No. 30) ("SFAS 4"), effective for fiscal years beginning after May 15, 2002. SFAS 4 had required that material gains and losses on extinguishment of debt be classified as an extraordinary item. Under SFAS 145, it is less likely that a gain or loss on extinguishment of debt would be classified as an extraordinary item in the Consolidated Statement of Income. Among other things, SFAS 145 also amends SFAS No. 13, "Accounting for Leases," to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS 145 relating to leases were effective for transactions occurring after May 15, 2002. The application of SFAS 145 did not affect our financial position or results of operations during 2002.

SFAS 146 addresses accounting for costs associated with exit or disposal activities and replaces the guidance in Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Generally, SFAS 146 requires that a liability for costs associated with an exit or disposal activity, including contract termination costs, employee termination benefits and other associated costs, be recognized when the liability is incurred. Under EITF No. 94-3, a liability was recognized at the date an entity committed to an exit plan. SFAS 146 will be effective for disposal activities initiated after December 31, 2002.

2.  UTILITY REGULATORY MATTERS

Gas Utility

Gas Competition Act. On June 22, 1999, the Gas Competition Act was signed into law. The purpose of the Gas Competition Act is to provide all natural gas consumers in Pennsylvania with the ability to purchase their gas supplies from the supplier of their choice. Under the Gas Competition Act, local gas distribution companies ("LDCs") like Gas Utility may continue to sell gas to customers, and such sales of gas, as well as distribution services provided by LDCs, continue to be subject to price regulation by the PUC. LDCs serve as the supplier of last resort for all residential and small commercial and industrial ("core-market") customers unless the PUC approves another supplier of last resort. The Gas Competition Act requires energy marketers seeking to serve customers of LDCs to accept assignment of a portion of the LDC's pipeline capacity and storage contracts at contract rates, thus avoiding the creation of stranded costs. After July 1, 2002, a natural gas supplier may petition the PUC to avoid such contract release or

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

assignment. However, such petition may be granted only if the LDC fully recovers the cost of contracts. The Gas Competition Act, in conjunction with a companion bill, eliminated the gross receipts tax on sales of gas effective January 1, 2000.

On June 29, 2000, the PUC issued the Gas Restructuring Order approving Gas Utility's restructuring plan filed by Gas Utility pursuant to the Gas Competition Act. Among other things, the implementation of the Gas Restructuring Order resulted in an increase in Gas Utility's core-market base rates effective October 1, 2000. This base rate increase was designed to generate approximately $16,700 in additional net annual revenues. In accordance with the Gas Restructuring Order, Gas Utility reduced its core-market PGC rates by an annualized amount of $16,700 in the first 14 months following the October 1, 2000 base rate increase.

Effective December 1, 2001, Gas Utility was required to reduce its core-market PGC rates by amounts equal to the margin it receives from interruptible customers using pipeline capacity contracted by Gas Utility for core-market customers. As a result, beginning December 31, 2001, Gas Utility operating results are more sensitive to the effects of heating-season weather and less sensitive to the market prices of alternative fuels.

Transfer of Assets. On May 24, 2001, the PUC approved Gas Utility's application for approval to transfer its liquefied natural gas ("LNG") and propane air ("LP") facilities, along with related assets, to an unregulated affiliate, Energy Services, Inc. ("Energy Services"), a second-tier wholly owned subsidiary of UGI. The associated reduction in Gas Utility's base rates, adjusted for the impact of the transfer on net operating expenses, is not expected to have a material effect on our results of operations. Gas Utility transferred the LNG and LP assets, which had a net book value of $4,277, on September 30, 2001. The transfer is reflected as a dividend of net assets in the 2001 Consolidated Statement of Stockholder's Equity.

Electric Utility

Electric Utility Restructuring Order. On June 19, 1998, the PUC entered its Opinion and Order ("Electricity Restructuring Order") in Electric Utility's restructuring proceeding pursuant to the Electricity Choice Act. Under the terms of the Electricity Restructuring Order, Electric Utility was authorized to recover $32,500 in stranded costs (on a full revenue requirements basis which includes all income and gross receipts taxes) over a four-year period beginning January 1, 1999 through a Competitive Transition Charge ("CTC") (together with carrying charges on unrecovered balances of 7.94%) and to charge unbundled rates for generation, transmission and distribution services. Stranded costs are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Electric Utility's recoverable stranded costs included $8,692 for the buy-out of a 1993 power purchase agreement with an independent power producer. Under the terms of the Electricity Restructuring Order and in accordance with the Electricity Choice Act, Electric Utility generally could not increase the generation component of prices during the period that stranded costs were being recovered through the CTC. Since January 1, 1999, all of Electric Utility's customers have been permitted to choose an alternative generation supplier. Customers choosing an alternative supplier during the stranded cost recovery period received a "shopping credit."

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The PUC approved a settlement establishing rules for Electric Utility Provider of Last Resort ("POLR") service on March 28, 2002 and a separate settlement that modified these rules on June 13, 2002 (collectively the "POLR Settlement") under which Electric Utility terminated stranded cost recovery through its CTC from commercial and industrial ("C&I") customers on July 31, 2002, and from residential customers on October 31, 2002, and is no longer subject to the statutory rate caps as of August 1, 2002 for C&I customers and as of November 1, 2002 for residential customers. Charges for generation service will (1) initially be set at a level equal to the rates paid by Electric Utility customers for POLR service under the statutory rate caps; (2) may be raised at certain designated times up to certain specified caps through December 2004; and (3) may be set at market rates thereafter. Electric Utility may also offer multiple-year POLR contracts to its customers. The POLR Settlement provides for annual shopping periods during which customers may elect to remain on POLR service or choose an alternate supplier. Customers who do not select an alternate supplier will be obligated to remain on POLR service until the next shopping period. Residential customers who return to POLR service at a time other than during the annual shopping period must remain on POLR service until the date of the second open shopping period after returning. C&I customers who return to POLR service at a time other than during the annual shopping period must remain on POLR service until the next open shopping period, and may, in certain circumstances, be subject to generation rate surcharges.

Formation of Hunlock Creek Energy Ventures. On December 8, 2000, UGID contributed its coal-fired Hunlock Creek generating station ("Hunlock") and certain related assets having a net book value of $4,214, and $6,000 in cash, to Energy Ventures, a general partnership jointly owned by the Company and a subsidiary of Allegheny Energy, Inc. ("Allegheny"). The contribution was recorded at its carrying value and no gain was recognized by the Company. Also on December 8, 2000, Allegheny contributed a newly constructed, gas-fired combustion turbine generator to be operated at the Hunlock site. Under the terms of our arrangement with Allegheny, each partner is entitled to purchase 50% of the output of the joint venture at cost. Total purchases from Energy Ventures in 2002 and 2001 were $9,751 and $7,966, respectively. At September 30, 2002 and 2001, the carrying amounts of our investment in Energy Ventures were $10,017 and $10,832, respectively, which amounts are included in other assets in the Consolidated Balance Sheets.

Regulatory Assets and Liabilities

The following regulatory assets and liabilities are included in our accompanying balance sheets at September 30:

-----------------------------------------------------------
                                         2002        2001
-----------------------------------------------------------
Regulatory assets:
   Income taxes recoverable            $ 54,727    $ 51,761
   Power agreement buy-out                    -       1,338
   Other postretirement benefits          2,397       2,633
   Deferred fuel costs                    4,304           -
   Other                                    561         423
-----------------------------------------------------------
Total regulatory assets                $ 61,989    $ 56,155
-----------------------------------------------------------
Regulatory liabilities:
   Other postretirement benefits       $  4,332    $  4,339
   Deferred fuel costs                        -       2,752
-----------------------------------------------------------
Total regulatory liabilities           $  4,332    $  7,091
-----------------------------------------------------------

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company's regulatory liabilities are included in "other current liabilities" and "other noncurrent liabilities" on the Consolidated Balance Sheets. The Company's regulatory assets do not earn a return.

3.  DEBT

Long-term debt comprises the following at September 30:

-----------------------------------------------------------------------------------------------------
                                                                             2002              2001
-----------------------------------------------------------------------------------------------------
Medium-Term Notes:
  7.25% Notes, due November 2017                                           $ 20,000          $ 20,000
  7.17% Notes, due June 2007                                                 20,000            20,000
  7.37% Notes, due October 2015                                              22,000            22,000
  6.73% Notes, due October 2002                                              26,000            26,000
  6.62% Notes, due May 2005                                                  20,000            20,000
  7.14% Notes, due December 2005 (including unamortized
     premium of $392 and $533, respectively, effective rate - 6.64%)         30,392            30,533
  7.14% Notes, due December 2005                                             20,000            20,000
  5.53% Notes due September 2012                                             40,000                 -
6.50% Senior Notes, due August 2003 (less unamortized
  discount of $23 and $56, respectively)                                     49,977            49,944
-----------------------------------------------------------------------------------------------------
Total long-term debt                                                        248,369           208,477
Less current maturities                                                     (76,000)                -
-----------------------------------------------------------------------------------------------------

Long-term debt due after one year                                          $172,369          $208,477
-----------------------------------------------------------------------------------------------------

Scheduled principal repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows: 2003 - $76,000; 2004 - $0; 2005 - $20,000; 2006 - $50,000; 2007 - $20,000.

At September 30, 2002, UGI Utilities had revolving credit agreements with four banks providing for borrowings of up to $97,000. These agreements expire at various dates through September 2005. UGI Utilities may borrow at various prevailing interest rates, including LIBOR. UGI Utilities pays quarterly commitment fees on these credit lines. UGI Utilities had borrowings under these agreements totaling $37,200 at September 30, 2002 and $57,800 at September 30, 2001, which we classify as bank loans. The weighted-average interest rates on bank loans were 2.35% at September 30, 2002 and 3.75% at September 30, 2001.

UGI Utilities' credit agreements have restrictions on such items as total debt, debt service, and payments for investments. They also require consolidated tangible net worth of at least $125,000. At September 30, 2002, UGI Utilities was in compliance with its financial covenants.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  INCOME TAXES

The provisions for income taxes consist of the following:

-------------------------------------------------------------------------------------------
                                                           2002         2001        2000
-------------------------------------------------------------------------------------------
Current expense:
   Federal                                                $  13,341   $  25,344   $  22,721
   State                                                      5,115       8,103       6,819
-------------------------------------------------------------------------------------------
   Total current expense                                     18,456      33,447      29,540
Deferred (benefit) expense                                   11,512      (1,618)      3,264
Investment tax credit amortization                             (398)       (398)       (398)
-------------------------------------------------------------------------------------------

Total income tax expense                                  $  29,570   $  31,431   $  32,406
-------------------------------------------------------------------------------------------

A reconciliation from the statutory federal tax rate to our effective tax rate is as follows:

-------------------------------------------------------------------------------------------
                                                           2002         2001        2000
-------------------------------------------------------------------------------------------
Statutory federal tax rate                                 35.0%        35.0%       35.0%
Difference in tax rate due to:
   State income taxes, net of federal benefit               6.3          6.5         6.1
   Deferred investment tax credit amortization             (0.5)        (0.5)       (0.5)
   Other, net                                              (0.7)        (1.5)       (1.5)
-------------------------------------------------------------------------------------------

Effective tax rate                                         40.1%        39.5%       39.1%
-------------------------------------------------------------------------------------------

Deferred tax liabilities (assets) comprise the following at September 30:

-------------------------------------------------------------------------------------------
                                                                        2002        2001
-------------------------------------------------------------------------------------------
Excess book basis over tax basis of property, plant and
   equipment                                                          $ 107,627    $ 99,928
Regulatory assets                                                        25,108      23,301
Employee-related expenses                                                10,546       8,901
Other                                                                       777         804
-------------------------------------------------------------------------------------------

Gross deferred tax liabilities                                          144,058     132,934
-------------------------------------------------------------------------------------------

Deferred investment tax credits                                          (3,479)     (3,644)
Employee-related expenses                                                (6,371)     (6,067)
Power purchase agreement liability                                         (515)     (1,487)
Accumulated other comprehensive loss                                     (1,968)          -
Other                                                                    (2,852)     (5,373)
-------------------------------------------------------------------------------------------

Gross deferred tax assets                                               (15,185)    (16,571)
-------------------------------------------------------------------------------------------

Net deferred tax liabilities                                          $ 128,873    $116,363
-------------------------------------------------------------------------------------------

UGI Utilities had recorded deferred tax liabilities of approximately $35,498 as of September 30, 2002 and $33,928 as of September 30, 2001 pertaining to utility temporary differences, principally

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

a result of accelerated tax depreciation, the tax benefits of which previously were or will be flowed through to ratepayers. These deferred tax liabilities have been reduced by deferred tax assets of $3,479 at September 30, 2002 and $3,644 at September 30, 2001, pertaining to utility deferred investment tax credits. UGI Utilities had recorded regulatory income tax assets related to these net deferred taxes of $54,727 as of September 30, 2002 and $51,761 as of September 30, 2001. These regulatory income tax assets represent future revenues expected to be recovered through the ratemaking process. We will recognize this regulatory income tax asset in deferred tax expense as the corresponding temporary differences reverse and additional income taxes are incurred.

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans as of September 30:

-------------------------------------------------------------------------------------------------
                                                          Pension           Other Postretirement
                                                          Benefits                 Benefits
                                                  -----------------------   ---------------------
                                                      2002         2001          2002       2001
-------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATIONS:
   Benefit obligations - beginning of year        $  165,154   $  150,952   $   18,179   $ 16,939
   Service cost                                        3,582        3,085           90         75
   Interest cost                                      12,480       12,076        1,474      1,390
   Actuarial loss                                     18,589        7,901        5,051      1,404
   Plan amendments                                       395            -            -          -
   Benefits paid                                      (9,327)      (8,860)      (1,397)    (1,629)
-------------------------------------------------------------------------------------------------
   Benefit obligations - end of year              $  190,873   $  165,154   $   23,397   $ 18,179
-------------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS:
   Fair value of plan assets - beginning of year  $  183,736   $  223,524   $    6,994   $  6,411
   Actual return on plan assets                       (8,345)     (30,928)         144        190
   Employer contributions                                  -            -        2,105      2,022
   Benefits paid                                      (9,327)      (8,860)      (1,397)    (1,629)
-------------------------------------------------------------------------------------------------
   Fair value of plan assets - end of year        $  166,064   $  183,736   $    7,846   $  6,994
-------------------------------------------------------------------------------------------------

Funded status of the plans                        $  (24,809)  $   18,582   $  (15,551)  $(11,185)
Unrecognized net actuarial loss                       50,190        4,166        5,945        632
Unrecognized prior service cost                        3,038        3,337            -          -
Unrecognized net transition (asset) obligation        (3,004)      (4,634)       7,059      7,743
-------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost - end of year      $   25,415   $   21,451   $   (2,547)  $ (2,810)
-------------------------------------------------------------------------------------------------

ASSUMPTIONS AS OF SEPTEMBER 30:
Discount rate                                            6.8%         7.7%         6.8%       7.7%
Expected return on plan assets                           9.5%         9.5%         6.0%       6.0%
Rate of increase in salary levels                        4.5%         4.5%         4.5%       4.5%
-------------------------------------------------------------------------------------------------

Included in the end of year pension benefit obligations above are $13,955 at September 30, 2002 and $10,544 at September 30, 2001 relating to employees of UGI and certain of its other subsidiaries. Included in the end of year postretirement obligations above are $649 at September 30, 2002 and $471 at September 30, 2001 relating to employees of UGI and certain of its other subsidiaries.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net periodic pension and other postretirement benefit costs relating to UGI Utilities employees include the following components:

---------------------------------------------------------------------------------------------------------------------------
                                                                Pension                           Other Postretirement
                                                                Benefits                                Benefits
                                                -------------------------------------       -------------------------------
                                                    2002         2001         2000             2002        2001      2000
---------------------------------------------------------------------------------------------------------------------------
Service cost                                    $    3,193   $    2,785   $     2,898       $     84   $      82   $     70
Interest cost                                       11,600       11,319        11,090          1,453       1,326      1,168
Expected return on assets                          (17,778)     (17,766)      (16,010)          (366)       (366)      (252)
Amortization of:
   Transition (asset) obligation                    (1,518)      (1,530)       (1,534)           680         679        680
   Prior service cost                                  646          625           626              -           -          -
   Actuarial gain (loss)                                 -       (1,104)            -             20           -          -
---------------------------------------------------------------------------------------------------------------------------
Net benefit cost (income)                           (3,857)      (5,671)       (2,930)         1,871       1,721      1,666
Change in regulatory assets and liabilities              -            -             -          1,228       1,378      1,433
---------------------------------------------------------------------------------------------------------------------------
Net expense (income)                            $   (3,857)  $   (5,671)  $    (2,930)      $  3,099   $   3,099   $  3,099
---------------------------------------------------------------------------------------------------------------------------

UGI Utilities Pension Plan assets are held in trust and consist principally of equity and fixed income mutual funds and a commingled bond fund. UGI Common Stock comprised approximately 6% of trust assets at September 30, 2002. Although the UGI Utilities Pension Plan projected benefit obligation exceeded plan assets at September 30, 2002, plan assets exceeded accumulated benefit obligation by $7,154.

Pursuant to orders issued by the PUC, UGI Utilities has established a Voluntary Employees' Beneficiary Association ("VEBA") trust to pay retiree health care and life insurance benefits and to fund the UGI Utilities' postretirement benefit liability. UGI Utilities is required to fund its postretirement benefit obligations by depositing into the VEBA the annual amount of postretirement benefits costs determined under SFAS No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions." The difference between such amounts and amounts included in UGI Utilities' rates is deferred for future recovery from, or refund to, ratepayers. VEBA investments consist principally of money market funds.

The assumed health care cost trend rates are 12.0% for fiscal 2003, decreasing to 5.5% in fiscal 2010. A one percentage point change in the assumed health care cost trend rate would change the 2002 postretirement benefit cost and obligation as follows:

--------------------------------------------------------------------------
                                                     1%              1%
                                                  Increase        Decrease
--------------------------------------------------------------------------
Effect on total service and interest costs       $      87       $     (77)
Effect on postretirement benefit obligation          1,345          (1,192)
--------------------------------------------------------------------------

We also sponsor unfunded retirement benefit plans for certain key employees. At September 30, 2002 and 2001, the projected benefit obligations of these plans were not material. We recorded expense for these plans of $269 in 2002, $235 in 2001 and $131 in 2000.

DEFINED CONTRIBUTION PLANS

We sponsor a 401(k) savings plan for eligible employees ("Utilities Savings Plan"). Generally, participants in the Utilities Savings Plan may contribute a portion of their compensation on a

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

before-tax and after-tax basis. We may, at our discretion, match a portion of participants' contributions. The cost of benefits under the savings plans totaled $932 in 2002, $936 in 2001, and $948 in 2000.

6.  INVENTORIES

Inventories comprise the following at September 30:

-------------------------------------------------------
                                    2002         2001
-------------------------------------------------------
Utility fuel and gases           $  36,208    $  45,628
Appliances for sale                    480          599
Materials, supplies and other        1,966        1,847
-------------------------------------------------------
Total inventories                $  38,654    $  48,074
-------------------------------------------------------

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

At September 30, 2002 and 2001, we had outstanding 200,000 shares of $7.75 Series cumulative preferred stock. We are required to establish a sinking fund to redeem on October 1 in each year, commencing October 1, 2004, 10,000 shares of our $7.75 Series at a price of $100 per share. The $7.75 Series is redeemable, in whole or in part, at our option on or after October 1, 2004, at a price of $100 per share. All outstanding shares of $7.75 Series are subject to mandatory redemption on October 1, 2009, at a price of $100 per share.

8.  COMMITMENTS AND CONTINGENCIES

We lease various buildings and transportation, computer and office equipment under operating leases. Certain of our leases contain renewal and purchase options and also contain escalation clauses. Our aggregate rental expense for such leases was $4,690 in 2002, $4,624 in 2001 and $4,594 in 2000.

Minimum future payments under operating leases that have initial or remaining noncancelable terms in excess of one year for the fiscal years ending September 30 are as follows: 2003 - $2,819; 2004 - $2,579; 2005 - $2,139; 2006 - $1,812;
2007 - $1,554; after 2007 - $3,961.

Gas Utility has gas supply agreements with producers and marketers with terms of less than one year. Gas Utility also has agreements for firm pipeline transportation and storage capacity which Gas Utility may terminate at various dates through 2015. Gas Utility's costs associated with

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

transportation and storage capacity agreements are included in its annual PGC filing with the PUC and are recoverable through PGC rates. In addition, Gas Utility has short-term gas supply agreements which permit it to purchase certain of its gas supply needs on a firm or interruptible basis at spot-market prices.

Electric Utility purchases its capacity requirements and electric energy needs under contracts with various suppliers and on the spot market. Contracts with producers for capacity and energy needs expire at various dates through December 2006.

Future contractual cash obligations under Gas Utility and Electric Utility supply agreements existing at September 30, 2002 are as follows: 2003 - $106,400; 2004 - $96,532; 2005 - $56,865; 2006 - $23,255; 2007 - $14,856; after
2007 - $92,446.

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

UGI Utilities has filed suit against more than fifty insurance companies alleging that the defendants breached contracts of insurance by failing to indemnify UGI Utilities for certain environmental costs. The suit seeks to recover more than $11,000 in such costs. During 2002, 2001, and 2000, UGI Utilities entered into settlement agreements with several of the insurers and recorded pretax income of $390, $943 and $4,500, respectively, which amounts are included in operating and administrative expenses in the Consolidated Statements of Income.

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

9.  FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments included in current assets and current liabilities (excluding current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of our long-term debt is approximately $263,000 at September 30, 2002 and $218,000 at September 30, 2001. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt. The estimated fair value of our Series Preferred Stock is approximately $20,400 at September 30, 2002 and $21,400 at September 30, 2001. We estimated the fair value of our Series Preferred Stock based on the fair value of redeemable preferred stock with similar credit ratings and redemption features.

We have financial instruments such as trade accounts receivable which could expose us to concentrations of credit risk. The credit risk from trade accounts receivable is limited because we have a large customer base which extends across many different markets. At September 30, 2002 and 2001, we had no significant concentrations of credit risk.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. SEGMENT INFORMATION

We have determined that we have two reportable segments: (1) Gas Utility and (2) Electric Operations comprising Electric Utility and our electricity generation business. Gas Utility revenues are derived principally from the sale and distribution of natural gas to customers in eastern and southeastern Pennsylvania. Electric Operations derives its revenues principally from the sale and distribution of electricity in two northeastern Pennsylvania counties.

The accounting policies of our reportable segments are the same as those described in Note 1. We evaluate the performance of our Gas Utility and Electric Operations segments principally based upon their earnings before income taxes.

No single customer represents more than ten percent of our consolidated revenues and there are no significant intersegment transactions. In addition, all of our reportable segments' revenues are derived from sources within the United States, and all of our reportable segments' long-lived assets are located in the United States. Financial information by business segment follows:

-------------------------------------------------------------------------
                                                     Gas        Electric
                                       Total       Utility     Operations
-------------------------------------------------------------------------
2002
   Revenues                         $  490,552    $  404,519   $   86,033
   Depreciation and amortization        22,172        18,983        3,189
   Operating income                     90,317        77,148       13,169
   Interest expense                     16,652        14,224        2,428
   Income before income taxes           73,665        62,924       10,741
   Total assets                        798,123       689,080      109,043
   Capital expenditures                 35,884        31,034        4,850
-------------------------------------------------------------------------

2001
   Revenues                         $  584,762    $  500,832   $   83,930
   Depreciation and amortization        23,767        20,171        3,596
   Operating income                     98,556        87,846       10,710
   Interest expense                     18,988        16,258        2,730
   Income before income taxes           79,568        71,588        7,980
   Total assets                        784,409       678,947      105,462
   Capital expenditures                 36,783        31,757        5,026
-------------------------------------------------------------------------

2000
   Revenues                         $  436,942    $  359,041   $   77,901
   Depreciation and amortization        23,612        19,098        4,514
   Operating income                    101,235        86,178       15,057
   Interest expense                     18,353        16,175        2,178
   Income before income taxes           82,882        70,003       12,879
   Total assets                        751,137       653,766       97,371
   Capital expenditures                 36,391        31,665        4,726
-------------------------------------------------------------------------

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. QUARTERLY DATA (UNAUDITED)

The following quarterly information includes all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of such information. Quarterly results fluctuate because of the seasonal nature of UGI Utilities' businesses.

-----------------------------------------------------------------------------------------------------
                       December 31,            March 31,            June 30,          September 30,
                      2001      2000       2002       2001       2002      2001       2002     2001
-----------------------------------------------------------------------------------------------------
Revenues          $ 141,481  $ 166,503  $ 179,945  $ 231,591  $ 88,249  $ 103,772  $ 80,877  $ 82,896
Operating income     27,609     33,463     41,319     46,500    13,222     12,745     8,167     5,848
Net income           14,045     17,095     22,549     25,156     5,552      4,990     1,949       896
-----------------------------------------------------------------------------------------------------

12. OTHER INCOME, NET

Other income, net, comprises the following:

---------------------------------------------------------------------
                                  2002          2001           2000
---------------------------------------------------------------------
Non-tariff service income      $   5,701     $   5,410      $   3,182
Pension income                     3,858         5,671          2,930
Interest income                    1,110           235          2,860
Other                              1,054         3,795          3,688
---------------------------------------------------------------------
                               $  11,723     $  15,111      $  12,660
---------------------------------------------------------------------

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of dollars)

                                                  Balance at      Charged to                        Balance at
                                                  beginning       costs and                           end of
                                                   of year         expenses           Other            year
                                                 -----------      ----------       ------------     ----------
YEAR ENDED SEPTEMBER 30, 2002
Reserves deducted from assets in
   the consolidated balance sheet:
      Allowance for doubtful accounts             $    3,151      $   5,270        $ (6,449)(1)      $   1,972
                                                  ==========                                         =========

Other reserves (3)                                $    3,467      $     748        $ (2,352)(2)      $   3,363
                                                  ==========                                         =========
                                                                                      1,500 (4)
YEAR ENDED SEPTEMBER 30, 2001
Reserves deducted from assets in
   the consolidated balance sheet:
      Allowance for doubtful accounts             $    2,061      $   8,269        $ (7,179)(1)      $   3,151
                                                  ==========                                         =========

Other reserves (3)                                $    1,954      $   1,696        $   (276)(2)      $   3,467
                                                  ==========                                         =========
                                                                                         93 (4)
YEAR ENDED SEPTEMBER 30, 2000
Reserves deducted from assets in
   the consolidated balance sheet:
      Allowance for doubtful accounts             $    1,716      $   4,386        $ (4,041)(1)      $   2,061
                                                  ==========                                         =========

Other reserves (3)                                $    1,345      $   1,007        $   (455)(2)      $   1,954
                                                  ==========                                         =========
                                                                                         57 (4)

(1)   Uncollectible accounts written off, net of recoveries.

(2)   Payments, net

(3) Includes reserves for self-insured property and casualty liability, insured property and casualty liability, environmental, litigation and other.

(4)   Other adjustments

                                  EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION
-----------         -----------
3.2                 Bylaws in effect since September 24, 2002

10.25 Storage Transportation Service Agreement (Rate Schedule SST) between Utilities and Columbia dated November 1, 1993, as modified pursuant to orders of the Federal Energy Regulatory
                    Commission

10.26               No-Notice Transportation Service Agreement (Rate Schedule
                    NTS) between Utilities and Columbia dated November 1, 1993, as modified pursuant to orders of the Federal Energy
                    Regulatory Commission

10.27               No-Notice Transportation Service Agreement (Rate Schedule
                    CDS) between Utilities and Texas Eastern Transmission dated
                    February 23, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission

10.28               No-Notice Transportation Service Agreement (Rate Schedule
                    CDS) between Utilities and Texas Eastern Transmission dated
                    October 31, 2000, as modified pursuant to various orders of the Federal Energy Regulatory Commission

10.29 Firm Transportation Service Agreement (Rate Schedule FT-1) between Utilities and Texas Eastern Transmission dated June
                    15, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission

10.30 Firm Transportation Service Agreement (Rate Schedule FT-1) between Utilities and Texas Eastern Transmission dated
                    October 31, 2000, as modified pursuant to various orders of the Federal Energy Regulatory Commission

10.31 Firm Transportation Service Agreement (Rate Schedule FT) between Utilities and Transcontinental Gas Pipe Line dated
                    October 1, 1996, as modified pursuant to various orders of the Federal Energy Regulatory Commission

12.1                Computation of Ratio of Earnings to Fixed Charges

12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

23                  Consent of PricewaterhouseCoopers LLP

99                  Certification by Chief Executive Officer and Chief Financial
                    Officer