Form 10-Q
period 2002-12-31
UGI UTILITIES INC
filed 2003-02-14
CIK 100548

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       OR

| |         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission file number 1-1398

                               UGI UTILITIES, INC.
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                             23-1174060
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      At January 31, 2003, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                               UGI UTILITIES, INC.

                                TABLE OF CONTENTS

                                                                                                     PAGES
                                                                                                     -----
PART I FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Condensed Consolidated Balance Sheets as of December 31, 2002,
                     September 30, 2002 and December 31, 2001                                          1

                 Condensed Consolidated Statements of Income for the three
                     months ended December 31, 2002 and 2001                                           2

                 Condensed Consolidated Statements of Cash Flows for the
                     three months ended December 31, 2002 and 2001                                     3

                 Notes to Condensed Consolidated Financial Statements                                4 - 6

      Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                             7 - 10

      Item 3.    Quantitative and Qualitative Disclosures About Market Risk                         10 - 11

      Item 4.    Controls and Procedures                                                              11

PART II OTHER INFORMATION

      Item 6.    Exhibits and Reports on Form 8-K                                                     12

      Signatures                                                                                      13

      Certifications                                                                                14 - 15

                               UGI UTILITIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Thousands of dollars)

                                                                                December 31,    September 30,   December 31,
                                                                                    2002            2002            2001
                                                                                ------------    -------------   ------------
                                                                                 (unaudited)                     (unaudited)
ASSETS
     Current assets:
          Cash and cash equivalents                                               $   8,510       $   6,090       $ 15,414
          Accounts receivable (less allowances for doubtful accounts
               of $2,669, $1,972 and $2,363, respectively)                           68,471          38,554         52,510
          Accrued utility revenues                                                   27,844           8,069         27,293
          Inventories                                                                33,832          38,654         41,182
          Deferred income taxes                                                       4,792           2,610          8,615
          Regulatory assets                                                              --           4,304             --
          Income taxes recoverable                                                       --           6,892             --
          Prepaid expenses and other current assets                                   1,623           3,151          1,441
                                                                                  ---------       ---------       --------
               Total current assets                                                 145,072         108,324        146,455

     Property, plant and equipment, at cost (less accumulated depreciation
          and amortization of $294,948, $290,194 and $281,457, respectively)        596,144         593,141        581,359

     Regulatory assets                                                               58,338          57,685         55,940
     Other assets                                                                    39,134          38,973         35,989
                                                                                  ---------       ---------       --------
          Total assets                                                            $ 838,688       $ 798,123       $819,743
                                                                                  =========       =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
          Current maturities of long-term debt                                    $  50,000       $  76,000       $ 26,000
          Bank loans                                                                 78,300          37,200         82,100
          Accounts payable                                                           67,915          57,499         64,864
          Other current liabilities                                                  39,888          45,518         61,399
                                                                                  ---------       ---------       --------
               Total current liabilities                                            236,103         216,217        234,363

     Long-term debt                                                                 172,345         172,369        182,451
     Deferred income taxes                                                          135,590         131,483        123,367
     Deferred investment tax credits                                                  8,286           8,385          8,684
     Other noncurrent liabilities                                                    13,312          11,815         11,966

     Commitments and contingencies (note 3)

     Redeemable preferred stock                                                      20,000          20,000         20,000

     Common stockholder's equity:
          Common Stock, $2.25 par value (authorized - 40,000,000 shares;
               issued and outstanding - 26,781,785 shares)                           60,259          60,259         60,259
          Additional paid-in capital                                                 73,057          73,057         72,792
          Retained earnings                                                         122,309         107,312        105,400
          Accumulated other comprehensive income (loss)                              (2,573)         (2,774)           461
                                                                                  ---------       ---------       --------
               Total common stockholder's equity                                    253,052         237,854        238,912
                                                                                  ---------       ---------       --------
          Total liabilities and stockholders' equity                              $ 838,688       $ 798,123       $819,743
                                                                                  =========       =========       ========

See accompanying notes to consolidated financial statements.

                               UGI UTILITIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                             (Thousands of dollars)

                                                                      Three Months Ended
                                                                         December 31,
                                                                  -------------------------
                                                                     2002            2001
                                                                  ---------       ---------
Revenues                                                          $ 168,351       $ 141,481
                                                                  ---------       ---------

Costs and expenses:
     Gas, fuel and purchased power                                  100,444          87,107
     Operating and administrative expenses                           20,808          20,237
     Operating and administrative expenses - related parties          1,890           1,350
     Taxes other than income taxes                                    2,938           2,586
     Depreciation and amortization                                    5,314           5,810
     Other income, net                                               (1,873)         (3,218)
                                                                  ---------       ---------
                                                                    129,521         113,872
                                                                  ---------       ---------

Operating income                                                     38,830          27,609
Interest expense                                                      4,335           4,263
                                                                  ---------       ---------
Income before income taxes                                           34,495          23,346
Income taxes                                                         13,781           9,301
                                                                  ---------       ---------
Net income                                                           20,714          14,045
Dividends on preferred stock                                            388             388
                                                                  ---------       ---------
Net income after dividends on preferred stock                     $  20,326       $  13,657
                                                                  =========       =========

See accompanying notes to consolidated financial statements.

                               UGI UTILITIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)

                                                                            Three Months Ended
                                                                               December 31,
                                                                         -----------------------
                                                                           2002           2001
                                                                         --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $ 20,714       $ 14,045
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                                     5,314          5,810
          Deferred income taxes, net                                          453         (1,793)
          Other, net                                                        2,340          1,052
          Net change in:
             Accounts receivable and accrued utility revenues             (51,558)       (31,012)
             Inventories                                                    4,822          6,892
             Deferred fuel costs                                            7,098          6,870
             Accounts payable                                              10,416         (2,592)
             Other current assets and liabilities                           1,389          3,944
                                                                         --------       --------
       Net cash provided by operating activities                              988          3,216
                                                                         --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment                         (8,211)        (8,087)
    Net proceeds (costs) of property, plant and equipment disposals           261           (375)
                                                                         --------       --------
       Net cash used by investing activities                               (7,950)        (8,462)
                                                                         --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of dividends                                                   (5,718)       (11,351)
    Repayment of long-term debt                                           (26,000)            --
    Bank loans increase                                                    41,100         24,300
                                                                         --------       --------
       Net cash provided by financing activities                            9,382         12,949
                                                                         --------       --------

    Cash and cash equivalents increase                                   $  2,420       $  7,703
                                                                         ========       ========

CASH AND CASH EQUIVALENTS:
    End of period                                                        $  8,510       $ 15,414
    Beginning of period                                                     6,090          7,711
                                                                         --------       --------
       Increase                                                          $  2,420       $  7,703
                                                                         ========       ========

See accompanying notes to consolidated financial statements.

                               UGI UTILITIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                             (Thousands of dollars)

1.    BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements include the accounts of UGI Utilities, Inc. ("UGI Utilities") and its wholly owned subsidiaries (collectively, "the Company" or "we"). UGI Utilities, Inc. ("UGI Utilities"), a wholly owned subsidiary of UGI Corporation ("UGI"), owns and operates (1) a natural gas distribution utility ("Gas Utility") in parts of eastern and southeastern Pennsylvania and (2) an electricity distribution utility ("Electric Utility") and electricity generation business (which together with Electric Utility are referred to herein as "Electric Operations") in northeastern Pennsylvania. The Company's interests in electric generation assets are owned by our non-utility subsidiary, UGI Development Company ("UGID"), and its 50%-owned joint-venture partnership Hunlock Creek Energy Ventures ("Energy Ventures") which is accounted for under the equity method. Our consolidated financial statements include the accounts of UGI Utilities and its majority-owned subsidiaries. We eliminate all significant intercompany accounts and transactions when we consolidate. UGID has been granted "Exempt Wholesale Generator" status by the Federal Energy Regulatory Commission.

      The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the year ended September 30, 2002 ("Company's 2002 Annual Report"). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

      COMPREHENSIVE INCOME. UGI Utilities' comprehensive income was $20,915 and $14,506 for the three months ended December 31, 2002 and 2001, respectively. Other comprehensive income of $201 and $461 in the three months ended December 31, 2002 and 2001, respectively, is the result of changes in the fair value of derivative instruments qualifying as hedges, net of reclassifications to net income.

      USE OF ESTIMATES. We make estimates and assumptions when preparing financial statements in conformity with accounting principles generally accepted in the United States. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)

2.    SEGMENT INFORMATION

      The Company currently has two reportable segments: (1) Gas Utility and (2) Electric Operations. The accounting policies of our two reportable segments are the same as those described in the Significant Accounting Policies note contained in the Company's 2002 Annual Report. We evaluate each segment's performance principally based upon its earnings before income taxes. No single customer represents more than 10% of the total revenues of either Gas Utility or Electric Operations. There are no significant intersegment transactions. In addition, all of our reportable segments' revenues are derived from sources within the United States. Financial information by reportable segment follows:

      THREE MONTHS ENDED DECEMBER 31, 2002:

                                                                 Gas         Electric
                                                   Total       Utility      Operations
                                                 --------      --------     ----------
           Revenues                              $168,351      $145,075      $ 23,276
           Depreciation and amortization            5,314         4,530           784
           Operating income                        38,830        33,543         5,287
           Interest expense                         4,335         3,718           617
           Income before income taxes              34,495        29,824         4,671
           Total assets (at period end)           838,688       731,125       107,563

      THREE MONTHS ENDED DECEMBER 31, 2001:

                                                                 Gas         Electric
                                                   Total       Utility      Operations
                                                 --------      --------     ----------
           Revenues                              $141,481      $121,263      $ 20,218
           Depreciation and amortization            5,810         4,973           837
           Operating income                        27,609        24,901         2,708
           Interest expense                         4,263         3,645           618
           Income before income taxes              23,346        21,256         2,090
           Total assets (at period end)           819,743       713,432       106,311

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)

3.    COMMITMENTS AND CONTINGENCIES

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

                               UGI UTILITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for the three months ended December 31, 2002 ("2002 three-month period") with the three months ended December 31, 2001 ("2001 three-month period"). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements.

2002 THREE-MONTH PERIOD COMPARED WITH 2001 THREE-MONTH PERIOD

Three Months Ended December 31,                      2002        2001             Increase
                                                     ----        ----             --------
(Dollars in millions)
GAS UTILITY:
     Revenues                                       $145.1      $121.3       $ 23.8        19.6%
     Total margin (a)                               $ 56.7      $ 46.0       $ 10.7        23.3%
     Operating income                               $ 33.5      $ 24.9       $  8.6        34.5%
     Natural gas system throughput - bcf              23.3        19.4          3.9        20.1%
     Heating degree days - % colder (warmer)
          than normal                                  6.4       (19.2)          --          --

ELECTRIC OPERATIONS:
     Revenues                                       $ 23.3      $ 20.2       $  3.1        15.3%
     Total margin (a)                               $ 10.0      $  7.5       $  2.5        33.3%
     Operating income                               $  5.3      $  2.7       $  2.6        96.3%
     Electric Utility distribution sales - gwh       244.4       227.9         16.5         7.2%

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

GAS UTILITY. Gas Utility results in the 2002 three-month period benefited from significantly colder weather. Temperatures in Gas Utility's service territory during the 2002 three-month period were 6.4% colder than normal compared to weather that was 19.2% warmer than normal in the prior-year three-month period. Total system throughput increased 3.9 bcf principally as a result of the colder weather's effect on sales to firm- residential, commercial and industrial ("core-market") customers and core-market customer growth.

                               UGI UTILITIES, INC.

Gas Utility revenues increased $23.8 million in the 2002 three-month period reflecting a $20.1 million increase in core-market and firm delivery service revenues due to greater volumes sold and delivered. Gas Utility cost of gas increased $13.1 million principally reflecting the effects of the higher core-market sales.

The increase in Gas Utility total margin in the 2002 three-month period principally reflects a $9.9 million increase in total core-market margin principally as a result of the higher core-market and firm delivery service volumes. These increases were partially offset by a decline in total margin from interruptible customers resulting from the flowback of certain interruptible margin to core-market customers beginning December 1, 2001 pursuant to the June 29, 2000 Gas Restructuring Order ("Gas Restructuring Order"). Interruptible customers are those customers who have the ability to switch to alternate fuels.

Gas Utility operating income increased $8.6 million principally reflecting the previously mentioned increase in total margin partially offset by slightly higher operating and administrative expenses, principally provisions for bad debts and incentive compensation costs, and a $1.5 million decline in other income. The decline in other income reflects, among other things, lower interest income on purchased gas cost undercollections, reduced non-tariff service income and lower pension income. Depreciation expense declined $0.4 million due to a change effective April 1, 2002 in the estimated useful lives of Gas Utility's natural gas distribution assets resulting from an asset life study required by the Pennsylvania Public Utility Commission.

ELECTRIC OPERATIONS. The increase in Electric Utility's kilowatt-hour sales in the 2002 three-month period principally reflects the impact of colder weather on heating-related sales. Temperatures based upon heating degree days in the 2002 three-month period were approximately 9.5% colder than normal compared with temperatures that were approximately 17.1% warmer than normal in the comparable prior-year period.

Electric Operations revenues increased $3.1 million reflecting the greater Electric Utility distribution sales as well as greater sales of electricity by our electricity generation business to third parties. Prior to September 2002, a significant amount of the power produced by our electricity generation business was sold to Electric Utility. Beginning September 2002, Electric Utility began purchasing substantially all of its power needs under fixed-price energy and capacity contracts with electricity suppliers, and our electricity generation business began selling substantially all of its electricity production on the spot market. Electric Operations cost of sales increased only $0.2 million in the 2002 three-month period, notwithstanding the more significant increase in Electric Operations revenues, reflecting lower Electric Utility per-unit purchased power costs.

Electric Operations total margin increased $2.5 million, and operating income increased $2.6 million, reflecting the increase in Electric Utility sales and the margin benefit of lower Electric Utility per-unit purchased power costs.

                               UGI UTILITIES, INC.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's long-term debt outstanding at December 31, 2002 totaled $222.3 million (including current maturities of $50.0 million) compared with $248.4 million (including current maturities of $76.0 million) at September 30, 2002. On October 1, 2002, the Company repaid $26 million of maturing long-term debt.

At December 31, 2002, the Company had commitments under revolving credit agreements providing for borrowings of up to $97 million. These agreements expire at various dates from June 2003 through June 2005. The Company currently expects to renew those agreements expiring in June 2003 prior to their maturity. Borrowings under these agreements totaled $78.3 million at December 31, 2002. UGI Utilities also has a shelf registration statement with the SEC under which it may issue up to an additional $85 million of debt securities.

CASH FLOWS

The Company's cash flows from operating activities are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are generally lowest during the first and fourth fiscal quarters. Accordingly, cash flows from operations for the three months ended December 31, 2002 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities was $1.0 million during the three months ended December 31, 2002 compared with $3.2 million in the prior-year three-month period. Cash flow from operating activities before changes in operating working capital was $28.8 million in the 2002 three-month period compared to the $19.1 million in the prior-year three-month period reflecting the significant increase in 2002 three-month period results. Changes in operating working capital used $27.8 million of operating cash flow during the three months ended December 31, 2002 compared with $15.9 million during the prior-year three-month period principally reflecting the effects of the higher natural gas volumes sold and higher natural gas commodity prices.

INVESTING ACTIVITIES. Expenditures for property, plant and equipment were $8.2 million in the 2002 three-month period, slightly higher than the $8.1 million recorded in the prior-year period. The greater proceeds from disposals of property, plant and equipment in the 2002 three-month period reflect higher proceeds from the sale of property and lower net plant and equipment removal costs.

FINANCING ACTIVITIES. During the 2002 and 2001 three-month periods, we paid dividends of $5.3 million and $11.0 million, respectively, to UGI. We also paid dividends of $0.4 million on our redeemable preferred stock in both periods. During the 2002 three-month period, we had net borrowings of $41.1 million under our revolving credit agreements compared to net borrowings of $24.3 million in the prior-year period. The greater short-term borrowings in the 2002 three-month period reflects in large part higher cash required to fund increases in working capital. In October 2002, we repaid $26 million of maturing Medium-Term Notes.

                               UGI UTILITIES, INC.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45").

SFAS 146 addresses accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Generally, SFAS 146 requires that a liability for costs associated with an exit or disposal activity, including contract termination costs, employee termination benefits and other associated costs, be recognized when the liability is incurred. Under EITF No. 94-3, a liability was recognized at the date an entity committed to an exit plan. SFAS 146 is effective for disposal activities initiated after December 31, 2002. The initial adoption of the provisions of SFAS 146 did not affect our financial position or results of operations.

FIN 45 expands the existing disclosure requirements for guarantees and requires that companies recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken when issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. We do not believe the application of FIN 45 will have a material effect on our financial position or results of operations.

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

Prior to September 2002, Electric Utility purchased all of its electric power needs, in excess of the electric power it obtained from its interests in electric generating facilities, under power supply arrangements of various lengths and on the spot market. Beginning September 2002, Electric Utility began purchasing its power needs from electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market, and our electricity generation business began selling its electricity production on the spot market to third parties. Prices for electricity can be volatile especially during periods of high demand or tight supply. Although the generation component of Electric Utility's rates is subject to various rate cap provisions, Electric Utility's fixed-price contracts with electricity marketers mitigate most risks associated with offering customers a fixed price during the contract periods. However, should any of the suppliers under these contracts fail to provide electric power under the terms of the power and capacity contracts, increases, if any, in the cost of replacement power or capacity would negatively impact Electric Utility results. In order to reduce this non-performance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them.

                               UGI UTILITIES, INC.

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

In order to reduce interest rate risk associated with near-term issuances of fixed-rate debt, we may enter into interest rate protection agreements. At December 31, 2002, the fair value of our unsettled interest rate protection agreement, which has been designated and qualifies as a cash flow hedge, was a loss of $0.9 million. An adverse change in interest rates on ten-year U.S. treasury notes of 50 basis points would result in a $1.1 million decrease in the fair value of this interest rate protection agreement.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out within the 90-day period prior to the filing of this quarterly report by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of the Company's internal controls, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                               UGI UTILITIES, INC.

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   List of Exhibits:

            12.1  Computation of ratio of earnings to fixed charges.

            12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends.

            99 Certification by the Chief Executive Officer and Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2002.

      (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                UGI Utilities, Inc.
                                                    (Registrant)


Date: February 13, 2003                 By: /s/ J.C. Barney
-----------------------                 ------------------------------
                                        J. C. Barney
                                        Senior Vice President - Finance
                                        (Principal Financial Officer)

                                 CERTIFICATIONS

I, Robert J. Chaney, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of UGI Utilities, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003


                                        /s/ Robert J. Chaney
                                        -------------------------------------
                                        Robert J. Chaney
                                        President and Chief Executive Officer

I, John C. Barney, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of UGI Utilities, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003


                                        /s/ John C. Barney
                                        -------------------------------------
                                        John C. Barney
                                        Senior Vice President - Finance and
                                        Chief Financial Officer

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

12.1  Computation of ratio of earnings to fixed charges

12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends

99 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2002.