Form 10-Q
period 2003-03-31
UGI UTILITIES INC
filed 2003-05-15
CIK 100548

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

           At April 30, 2003, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                               UGI UTILITIES, INC.

                                TABLE OF CONTENTS

                                                                                      PAGES
                                                                                      -----
PART I FINANCIAL INFORMATION

       Item 1.      Financial Statements

                    Condensed Consolidated Balance Sheets as of March 31, 2003,
                        September 30, 2002 and March 31, 2002                           1

                    Condensed Consolidated Statements of Income for the three
                        and six months ended March 31, 2003 and 2002                    2

                    Condensed Consolidated Statements of Cash Flows for the
                        six months ended March 31, 2003 and 2002                        3

                    Notes to Condensed Consolidated Financial Statements              4 - 7

       Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                           8 - 13

       Item 3.      Quantitative and Qualitative Disclosures About Market Risk       13 - 14

       Item 4.      Controls and Procedures                                            14

PART II OTHER INFORMATION

       Item 6.      Exhibits and Reports on Form 8-K                                   15

       Signatures                                                                      16

       Certifications                                                                17 - 18

                               UGI UTILITIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                                  March 31,    September 30,    March 31,
                                                                                    2003           2002           2002
                                                                                  ---------      ---------      --------
ASSETS
     Current assets:
           Cash and cash equivalents                                              $   8,617      $   6,090      $  1,955
           Accounts receivable (less allowances for doubtful accounts
                 of $6,202, $1,972 and $3,887, respectively)                         99,847         38,554        65,329
           Accrued utility revenues                                                  21,721          8,069        19,695
           Inventories                                                                6,563         38,654        12,418
           Deferred income taxes                                                     18,074          2,610         8,843
           Deferred fuel costs                                                           --          4,304            --
           Income taxes recoverable                                                      --          6,892            --
           Prepaid expenses and other current assets                                  3,907          3,151         4,931
                                                                                  ---------      ---------      --------
                 Total current assets                                               158,729        108,324       113,171

     Property, plant and equipment, at cost (less accumulated depreciation
           and amortization of $299,273, $290,194 and $285,945, respectively)       598,395        593,141       582,986

     Regulatory assets                                                               59,212         57,685        55,227
     Other assets                                                                    40,574         38,973        36,358
                                                                                  ---------      ---------      --------
           Total assets                                                           $ 856,910      $ 798,123      $787,742
                                                                                  =========      =========      ========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
     Current liabilities:
           Current maturities of long-term debt                                   $  50,000      $  76,000      $ 26,000
           Bank loans                                                                27,700         37,200        58,900
           Accounts payable                                                          51,079         57,499        39,152
           Accrued income taxes                                                      29,671             --        15,356
           Deferred fuel refunds                                                     31,369             --         8,975
           Other current liabilities                                                 37,034         45,518        31,115
                                                                                  ---------      ---------      --------
                 Total current liabilities                                          226,853        216,217       179,498

     Long-term debt                                                                 172,322        172,369       182,426
     Deferred income taxes                                                          138,169        131,483       124,699
     Deferred investment tax credits                                                  8,186          8,385         8,584
     Other noncurrent liabilities                                                    12,821         11,815        11,453

     Commitments and contingencies (note 3)

     Redeemable preferred stock                                                      20,000         20,000        20,000

     Common stockholder's equity:
           Common Stock, $2.25 par value (authorized - 40,000,000 shares;
                 issued and outstanding - 26,781,785 shares)                         60,259         60,259        60,259
           Additional paid-in capital                                                73,057         73,057        72,792
           Retained earnings                                                        147,791        107,312       127,563
           Accumulated other comprehensive (loss) income                             (2,548)        (2,774)          468
                                                                                  ---------      ---------      --------
                 Total common stockholder's equity                                  278,559        237,854       261,082
                                                                                  ---------      ---------      --------
           Total liabilities and stockholders' equity                             $ 856,910      $ 798,123      $787,742
                                                                                  =========      =========      ========


See accompanying notes to consolidated financial statements.

                               UGI UTILITIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                             (Thousands of dollars)


                                                                    Three Months Ended             Six Months Ended
                                                                         March 31,                      March 31,
                                                                  ------------------------      ------------------------
                                                                     2003          2002           2003            2002
                                                                  ---------      ---------      ---------      ---------
Revenues                                                          $ 269,296      $ 179,945      $ 437,647      $ 321,426
                                                                  ---------      ---------      ---------      ---------
Costs and expenses:
      Gas, fuel and purchased power                                 173,167        109,151        273,611        196,258
      Operating and administrative expenses                          25,074         21,437         45,882         41,674
      Operating and administrative expenses - related parties         3,080          1,668          4,970          3,018
      Taxes other than income taxes                                   3,430          3,242          6,368          5,828
      Depreciation and amortization                                   5,340          5,834         10,654         11,644
      Other income, net                                              (4,244)        (2,706)        (6,117)        (5,924)
                                                                  ---------      ---------      ---------      ---------
                                                                    205,847        138,626        335,368        252,498
                                                                  ---------      ---------      ---------      ---------

Operating income                                                     63,449         41,319        102,279         68,928
Interest expense                                                      4,141          4,228          8,476          8,491
                                                                  ---------      ---------      ---------      ---------
Income before income taxes                                           59,308         37,091         93,803         60,437
Income taxes                                                         23,909         14,542         37,690         23,843
                                                                  ---------      ---------      ---------      ---------
Net income                                                           35,399         22,549         56,113         36,594
Dividends on preferred stock                                            387            387            775            775
                                                                  ---------      ---------      ---------      ---------
Net income after dividends on preferred stock                     $  35,012      $  22,162      $  55,338      $  35,819
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

                               UGI UTILITIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)

                                                                       Six Months Ended
                                                                           March 31,
                                                                    ----------------------
                                                                      2003          2002
                                                                    --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                     $ 56,113      $ 36,594
     Adjustments to reconcile net income to net cash provided
        by operating activities:
            Depreciation and amortization                             10,654        11,644
            Deferred income taxes, net                               (10,328)       (1,206)
            Other, net                                                 3,733         3,596
            Net change in:
               Accounts receivable and accrued utility revenues      (80,756)      (38,805)
               Inventories                                            32,091        35,656
               Deferred fuel costs                                    35,673         6,222
               Accounts payable                                       (6,420)      (28,304)
               Other current assets and liabilities                   28,672        (4,914)
                                                                    --------      --------
        Net cash provided by operating activities                     69,432        20,483
                                                                    --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant and equipment                  (15,452)      (14,615)
     Net costs of property, plant and equipment disposals               (319)         (986)
                                                                    --------      --------
        Net cash used by investing activities                        (15,771)      (15,601)
                                                                    --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of dividends                                            (15,634)      (11,738)
     Repayment of long-term debt                                     (26,000)           --
     Bank loans (decrease) increase                                   (9,500)        1,100
                                                                    --------      --------
        Net cash used by financing activities                        (51,134)      (10,638)
                                                                    --------      --------

     Cash and cash equivalents increase (decrease)                  $  2,527      $ (5,756)
                                                                    ========      ========

CASH AND CASH EQUIVALENTS:
     End of period                                                  $  8,617      $  1,955
     Beginning of period                                               6,090         7,711
                                                                    --------      --------
        Increase (decrease)                                         $  2,527      $ (5,756)
                                                                    ========      ========


See accompanying notes to consolidated financial statements.

                               UGI UTILITIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                             (Thousands of dollars)

1.         BASIS OF PRESENTATION

           The accompanying condensed consolidated financial statements include the accounts of UGI Utilities, Inc. ("UGI Utilities") and its wholly owned subsidiaries (collectively, "the Company" or "we"). UGI Utilities, Inc. ("UGI Utilities"), a wholly owned subsidiary of UGI Corporation ("UGI"), owns and operates a natural gas distribution utility ("Gas Utility") in parts of eastern and southeastern Pennsylvania; owns and operates an electricity distribution utility ("Electric Utility") in northeastern Pennsylvania; and through its wholly owned subsidiary, UGI Development Company ("UGID"), owns interests in Pennsylvania-based electricity generation assets (which together with Electric Utility are referred to herein as "Electric Operations"). UGID's 50%-owned joint-venture partnership, Hunlock Creek Energy Ventures ("Energy Ventures"), is accounted for under the equity method. Gas Utility and Electric Utility are subject to regulation by the Pennsylvania Public Utility Commission ("PUC"). UGID has been granted "Exempt Wholesale Generator" status by the Federal Energy Regulatory Commission.

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

           COMPREHENSIVE INCOME. The following table presents the components of comprehensive income for the three and six months ended March 31, 2003 and 2002:

                                       Three Months Ended March 31,   Six Months Ended March 31,
                                       ----------------------------   --------------------------
                                             2003         2002              2003          2002
                                             ----         ----              ----          ----
Net income                                 $35,399      $22,549           $56,113       $36,594
Other comprehensive income                      25            7               226           468
----------                                 -------      -------           -------       -------
Comprehensive income                       $35,424      $22,556           $56,339       $37,062
                                           =======      =======           =======       =======

           Other comprehensive income comprises changes in the fair value of interest rate protection agreements qualifying as hedges, net of reclassifications to net income.

                               UGI UTILITIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)
                             (Thousands of dollars)


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

2.         SEGMENT INFORMATION

           The Company currently has two reportable segments: (1) Gas Utility and (2) Electric Operations. The accounting policies of our two reportable segments are the same as those described in the Significant Accounting Policies note contained in the Company's 2002 Annual Report. We evaluate each segment's profitability principally based upon its earnings before income taxes. No single customer represents more than 10% of the total revenues of either Gas Utility or Electric Operations. There are no significant intersegment transactions. In addition, all of our reportable segments' revenues are derived from sources within the United States. Financial information by reportable segment follows:


THREE MONTHS ENDED MARCH 31, 2003:

                                                            Gas         Electric
                                            Total         Utility      Operations
                                          --------        -------      ----------
Revenues                                  $269,296       $239,920       $ 29,376
Depreciation and amortization                5,340          4,547            793
Operating income                            63,449         55,020          8,429
Interest expense                             4,141          3,502            639
Income before income taxes                  59,308         51,519          7,789
Total assets (at period end)               856,910        744,907        112,003

THREE MONTHS ENDED MARCH 31, 2002:

                                                            Gas         Electric
                                            Total         Utility      Operations
                                          --------        -------      ----------
Revenues                                  $179,945       $158,160       $ 21,785
Depreciation and amortization                5,834          5,003            831
Operating income                            41,319         38,441          2,878
Interest expense                             4,228          3,632            596
Income before income taxes                  37,091         34,809          2,282
Total assets (at period end)               787,742        683,742        104,000

                               UGI UTILITIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)
                             (Thousands of dollars)

SIX MONTHS ENDED MARCH 31, 2003:

                                                            Gas         Electric
                                            Total         Utility      Operations
                                          --------        -------      ----------
Revenues                                  $437,647       $384,995       $ 52,652
Depreciation and amortization               10,654          9,077          1,577
Operating income                           102,279         88,563         13,716
Interest expense                             8,476          7,220          1,256
Income before income taxes                  93,803         81,343         12,460
Total assets (at period end)               856,910        744,907        112,003

SIX MONTHS ENDED MARCH 31, 2002:

                                                            Gas         Electric
                                            Total         Utility      Operations
                                          --------        -------      ----------
Revenues                                  $321,426       $279,423       $ 42,003
Depreciation and amortization               11,644          9,976          1,668
Operating income                            68,928         63,342          5,586
Interest expense                             8,491          7,277          1,214
Income before income taxes                  60,437         56,065          4,372
Total assets (at period end)               787,742        683,742        104,000

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

                               UGI UTILITIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)
                             (Thousands of dollars)


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

           In addition to these environmental matters, there are other pending claims and legal actions arising in the normal course of our businesses. We cannot predict with certainty the final results of environmental and other matters. However, it is reasonably possible that some of them could be resolved unfavorably to us. Although we currently believe, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position, damages or settlements could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

4.         UGID TRANSACTIONS

           On February 25, 2003, Allegheny Energy Supply Company, LLC ("Allegheny Supply"), Allegheny Energy Supply Conemaugh, LLC, UGID and UGI entered into an asset purchase agreement ("Asset Purchase Agreement") pursuant to which UGID will acquire an additional 83 megawatt ownership interest in the Conemaugh electricity generation station ("Conemaugh") from Allegheny Supply, a unit of Allegheny Energy, Inc. ("Allegheny") for approximately $51,300 in cash, subject to a $3,000 credit. Conemaugh is a 1,711-megawatt, coal-fired electricity generation station located near Johnstown, Pennsylvania and is owned by a consortium of energy companies and operated by a unit of Reliant Resources, Inc. under contract. The purchase will increase UGID's interest in Conemaugh to 102 megawatts (6.0%) from 19 megawatts (1.1%) currently. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close by the end of June 2003.

           On April 29, 2003, the Board of Directors of the Company declared a dividend of all of the common stock of UGID to UGI. UGID's net assets as of March 31, 2003 comprised approximately seven percent of the Company's consolidated net assets. The pending investment in Conemaugh by UGID described above is expected to occur after payment of the dividend of UGID common stock to UGI.

                               UGI UTILITIES, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                       ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended March 31, 2003 ("2003 three-month period") with the three months ended March 31, 2002 ("2002 three-month period") and (2) the six months ended March 31, 2003 ("2003 six-month period") with the six months ended March 31, 2002 ("2002 six-month period"). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements.

2003 THREE-MONTH PERIOD COMPARED WITH 2002 THREE-MONTH PERIOD

 Three Months Ended March 31,                         2003       2002            Increase
 ----------------------------                        ------     ------      ------------------
 (Dollars in millions)

 GAS UTILITY:
      Revenues                                       $239.9     $158.2      $ 81.7       51.6%
      Total margin (a)                               $ 80.9     $ 61.4      $ 19.5       31.8%
      Operating income                               $ 55.0     $ 38.4      $ 16.6       43.2%
      Natural gas system throughput - bcf              32.4       26.1         6.3       24.1%
      Heating degree days - % colder (warmer)
           than normal                                  7.9      (16.9)         --         --

 ELECTRIC OPERATIONS:
      Revenues                                       $ 29.4     $ 21.8      $  7.6       34.9%
      Total margin (a)                               $ 13.9     $  8.2      $  5.7       69.5%
      Operating income                               $  8.4     $  2.9      $  5.5      189.7%
      Electric Utility distribution sales - gwh       281.1      248.1        33.0       13.3%

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

GAS UTILITY. Total distribution system throughput increased 6.3 bcf or 24.1% as the significantly colder 2003 three-month period weather resulted in greater heating-related sales to firm- residential, commercial and industrial ("core-market") customers and, to a lesser extent, greater volumes transported for residential, commercial and industrial delivery service customers.

The increase in Gas Utility revenues reflects the greater core-market volumes and residential, commercial and industrial delivery service volumes and the effects of higher core-market purchased gas cost ("PGC") rates. The higher 2003 three-month period PGC rates resulted from the pass through of higher natural gas commodity costs. Gas Utility cost of gas was $159.0

                               UGI UTILITIES, INC.


million in the 2003 three-month period compared to $96.8 million in the 2002 three-month period reflecting the higher core-market volumes and PGC rates.

The increase in Gas Utility total margin principally reflects a $14.3 million increase in margin from core-market customers and, to a lesser extent, greater margin from residential, commercial and industrial delivery service customers.

The higher Gas Utility operating income is due to the previously mentioned increase in total margin, slightly higher other income, and lower depreciation expense partially offset by a $4.6 million increase in operating and administrative expenses. The higher operating and administrative expenses reflect, among other things, the impact of colder weather on distribution system maintenance expenses, higher uncollectible accounts expense, and greater incentive compensation expenses. Depreciation expense declined $0.5 million in the 2003 three-month period due to a change, effective April 1, 2002, in the estimated useful lives of Gas Utility's distribution assets resulting from a PUC-mandated asset life study.

ELECTRIC OPERATIONS. Electric Operations benefited from the effects of weather that was 8.0% colder than normal in the 2003 three-month period compared to weather that was 16.4% warmer than normal in the prior-year period. Electric Utility's distribution sales increased 13.3% principally as a result of the colder weather.

The increase in Electric Operations' revenues reflects the effects of the greater Electric Utility distribution sales and a $4.4 million increase in revenues from sales of electricity produced by our interests in electricity generation assets to third parties. Prior to September 2002, substantially all of the electricity generated by our interests in electricity generation assets was used by Electric Utility to meet a portion of its distribution system requirements. Beginning September 2002, Electric Utility began purchasing substantially all of its electricity requirements under fixed-price energy and capacity contracts with unaffiliated third-party suppliers, and we began selling electricity produced by our interests in generation assets and related capacity on the spot market. Electric Operations' cost of sales was $14.2 million in the 2003 three-month period compared to $12.4 million in the prior year reflecting the third-party spot market sales in the 2003 three-month period partially offset by the effects of lower Electric Utility per-unit purchased power costs.

The increase in Electric Operations' total margin reflects greater Electric Utility total margin, resulting from lower per-unit purchased power costs and greater distribution system sales, and margin from third-party spot market sales of electricity produced by our electricity generation assets. Electric Operations' operating income increased in the 2003 three-month period reflecting the increase in total margin.

                               UGI UTILITIES, INC.

2003 SIX-MONTH PERIOD COMPARED WITH 2002 SIX-MONTH PERIOD


 Six Months Ended March 31,                           2003       2002            Increase
 --------------------------                          ------     ------      ------------------
 (Dollars in millions)

 GAS UTILITY:
      Revenues                                       $385.0     $279.4      $105.6       37.8%
      Total margin                                   $137.6     $107.4      $ 30.2       28.1%
      Operating income                               $ 88.6     $ 63.3      $ 25.3       40.0%
      Natural gas system throughput - bcf              55.7       45.5        10.2       22.4%
      Heating degree days - % colder (warmer)
           than normal                                  7.3      (17.8)         --         --

 ELECTRIC OPERATIONS:
      Revenues                                       $ 52.6     $ 42.0      $ 10.6       25.2%
      Total margin                                   $ 23.9     $ 15.7      $  8.2       52.2%
      Operating income                               $ 13.7     $  5.6      $  8.1      144.6%
      Electric Utility distribution sales - gwh       525.5      476.0        49.5       10.4%

GAS UTILITY. Weather in Gas Utility's service territory was 7.3% colder than normal during the 2003 six-month period compared to weather that was 17.8% warmer than normal during the 2002 six-month period. The significantly colder weather resulted in higher heating-related sales to core-market customers and, to a lesser extent, greater volumes transported for residential, commercial and industrial delivery service customers.

Gas Utility revenues increased principally as a result of the greater sales to core-market customers and higher average PGC rates. Gas Utility cost of gas was $247.4 million in the 2003 six-month period compared to $172.0 million in the 2002 six-month period principally reflecting the higher core-market volumes sold and higher core-market PGC rates.

The increase in Gas Utility total margin in the 2003 six-month period principally reflects a $24.2 million increase in core-market total margin due to the higher core-market sales and increased margin from greater delivery service volumes.

The increase in Gas Utility operating income reflects the increase in total margin and lower depreciation expense partially offset by a $5.5 million increase in operating and administrative expenses. The higher operating and administrative expenses reflect, among other things, greater distribution system maintenance expenses, higher uncollectible accounts expense and increased incentive compensation expense. Depreciation expense declined $0.9 million due to the previously mentioned change in the estimated useful lives of Gas Utility's distribution assets. Other income of $5.7 million in the 2003 six-month period was generally comparable to the prior-year period as higher non-tariff service income was offset by a decline in pension income and lower interest income on PGC undercollections.

ELECTRIC OPERATIONS. Electric Utility's 2003 six-month period kilowatt-hour sales increased principally as a result of weather that was 8.6% colder than normal compared to weather that was 16.7% warmer than normal in the prior-year period.

                               UGI UTILITIES, INC.


The higher Electric Operations' revenues reflect higher Electric Utility sales and greater sales of electricity produced by our electric generation assets to third parties. Notwithstanding the significant increase in Electric Operations' revenues, cost of sales increased only $2.0 million in the 2003 six-month period as the impact on cost of sales resulting from the greater distribution and generation sales was substantially offset by lower Electric Utility per-unit purchased power costs.

The increase in Electric Operations' total margin principally reflects the increased Electric Utility sales and lower Electric Utility per-unit purchased power costs. The increase in operating income reflects the greater total margin and higher other income partially offset by slightly higher 2003 six-month period general and administrative expenses.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's long-term debt outstanding at March 31, 2003 totaled $222.3 million (including current maturities of $50.0 million) compared with $248.4 million (including current maturities of $76.0 million) at September 30, 2002. On October 1, 2002, the Company repaid $26 million of maturing long-term debt.

At March 31, 2003, the Company had commitments under revolving credit agreements providing for borrowings of up to $97 million. These agreements expire at various dates from June 2003 through June 2005. The Company currently expects to renew or replace those agreements expiring in June 2003 prior to their maturity. At March 31, 2003, the Company had borrowings under these agreements totaling $17.7 million and an additional $10 million under an uncommitted facility. UGI Utilities also has a shelf registration statement with the SEC under which it may issue up to an additional $85 million of debt securities.

CASH FLOWS

The Company's cash flows from operating activities are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are generally lowest during the first and fourth fiscal quarters. Accordingly, cash flows from operations for the six months ended March 31, 2003 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities was $69.4 million during the six months ended March 31, 2003 compared with $20.5 million in the prior-year six-month period. Cash flow from operating activities before changes in operating working capital was $60.2 million in the 2003 six-month period compared to the $50.6 million in the prior-year six-month period reflecting the significant increase in 2003 six-month period results. Changes in operating working capital provided $9.3 million of operating cash flow during the six months ended March 31, 2003 compared with $30.1 million of cash used during the prior-year six-month period principally reflecting greater cash flow from changes in Gas Utility deferred fuel overcollections, accounts payable and accrued income taxes partially offset by the effects of the higher natural gas volumes sold and higher natural gas commodity prices on customer accounts receivable.

                               UGI UTILITIES, INC.


INVESTING ACTIVITIES. Expenditures for property, plant and equipment were $15.5 million in the 2003 six-month period, slightly higher than the $14.6 million recorded in the prior-year period. The lower costs on disposals of property, plant and equipment in the 2003 six-month period reflect lower disposal activity during the 2003 six-month period.

FINANCING ACTIVITIES. During the 2003 and 2002 six-month periods, we paid dividends of $14.9 million and $11.0 million, respectively, to UGI. We also paid dividends of $0.8 million on our redeemable preferred stock in both periods. During the 2003 six-month period, we repaid $26 million of maturing Medium-Term Notes. As a result of the improved operating cash flow, we reduced our bank loan borrowings $9.5 million compared to net borrowings of $1.1 million during the prior-year period.

UGID TRANSACTIONS

On February 25, 2003, Allegheny Energy Supply Company, LLC ("Allegheny Supply"), Allegheny Energy Supply Conemaugh, LLC, UGID and UGI entered into an asset purchase agreement ("Asset Purchase Agreement") pursuant to which UGID will acquire an additional 83 megawatt ownership interest in the Conemaugh electricity generation station ("Conemaugh") from Allegheny Supply, a unit of Allegheny Energy, Inc. ("Allegheny") for approximately $51,300 in cash, subject to a $3,000 credit. Conemaugh is a 1,711-megawatt, coal-fired electricity generation station located near Johnstown, Pennsylvania and is owned by a consortium of energy companies and operated by a unit of Reliant Resources, Inc. under contract. The purchase will increase UGID's interest in Conemaugh to 102 megawatts (6.0%) from 19 megawatts (1.1%) currently. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close by the end of June 2003.

On April 29, 2003, the Board of Directors of the Company declared a dividend of all of the common stock of UGID to UGI. UGID's net assets as of March 31, 2003 comprised approximately seven percent of the Company's consolidated net assets. The pending investment in Conemaugh by UGID described above is expected to occur after payment of the dividend of UGID common stock to UGI.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 149; "Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"); SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"); and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45").

SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 149 amends SFAS 133 for decisions made (1) as part of the FASB's Derivatives Implementation Group ("DIG") process; (2) in connection with other FASB projects dealing with financial instruments; and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. Based upon the types of contracts currently entered into by the Company, we do not believe SFAS 149 will have a material impact on our financial position or results of operations.

                               UGI UTILITIES, INC.


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

FIN 45 expands the existing disclosure requirements for certain guarantees and requires that companies recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken when issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The application of FIN 45 did not have a material effect on our financial position or results of operations.

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

Prior to September 2002, Electric Utility purchased all of its electric power needs, in excess of the electric power it obtained from its interests in electricity generation facilities, under power supply arrangements of various lengths and on the spot market. Beginning September 2002, Electric Utility began purchasing its power needs from electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market, and our electricity generation business began selling its electricity production and capacity on the spot market to third parties. Prices for electricity can be volatile especially during periods of high demand or tight supply. Although the generation component of Electric Utility's rates is subject to various rate cap provisions, Electric Utility's fixed-price contracts with electricity marketers mitigate most risks associated with offering customers a fixed price during the contract periods. However, should any of the suppliers under these contracts fail to provide electric power under the terms of the power and capacity contracts, increases, if any, in the cost of replacement power or capacity would negatively impact Electric Utility results. In order to reduce this non-performance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them.

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

In order to reduce interest rate risk associated with near-term issuances of fixed-rate debt, we may enter into interest rate protection agreements. At March 31, 2003, the fair value of our unsettled interest rate protection agreement, which has been designated and qualifies as a cash flow hedge, was

                               UGI UTILITIES, INC.


a loss of $1.0 million. An adverse change in interest rates on ten-year U.S. treasury notes of 50 basis points would result in a $1.1 million decrease in the fair value of this interest rate protection agreement.

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

                               UGI UTILITIES, INC.


                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits:

                  10.1 UGI Corporation 1997 Stock Option and Dividend Equivalent Plan Amended and Restated as of April 29, 2003 is incorporated by reference to Exhibit 10.4 to UGI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

                  10.2 UGI Corporation 2000 Stock Incentive Plan Amended and Restated as of April 29, 2003 is incorporated by reference to Exhibit 10.5 to UGI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

                  10.3 UGI Corporation 1992 Non-Qualified Stock Option Plan Amended and Restated as of April 29, 2003 is incorporated by reference to Exhibit 10.6 to UGI's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003.

                  10.4 UGI Corporation 2002 Non-Qualified Stock Option Plan Amended and Restated as of April 29, 2003 is incorporated by reference to Exhibit 10.7 to UGI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

                  12.1     Computation of ratio of earnings to fixed charges.

                  12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends.

                  99 Certification by the Chief Executive Officer and Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2003.

         (b) The Company filed the following Current Report on Form 8-K during the fiscal quarter ended March 31, 2003.

       DATE               ITEM NUMBER                      CONTENT
February 26, 2003             5            Press release regarding purchase of
                                           additional electricity generation by
                                           UGI Development Company

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


                                           UGI Utilities, Inc.
                                           -------------------
                                             (Registrant)



Date:  May 15, 2003                        By:  /s/ J.C. Barney
                                              --------------------------------
                                           J. C. Barney
                                           Senior Vice President - Finance
                                           (Principal Financial Officer)

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 15, 2003

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 15, 2003

                                           John C. Barney
                                           -------------------------------------
                                           John C. Barney
                                           Senior Vice President -
                                           Finance and Chief Financial Officer

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

10.1 UGI Corporation 1997 Stock Option and Dividend Equivalent Plan Amended and Restated as of April 29, 2003 is incorporated by reference to
         Exhibit 10.4 to UGI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.2 UGI Corporation 2000 Stock Incentive Plan Amended and Restated as of April 29, 2003 is incorporated by reference to Exhibit 10.5 to UGI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.3     UGI Corporation 1992 Non-Qualified Stock Option Plan
         Amended and Restated as of April 29, 2003 is incorporated by reference to Exhibit 10.6 to UGI's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003.

10.4 UGI Corporation 2002 Non-Qualified Stock Option Plan Amended and Restated as of April 29, 2003 is incorporated by reference to Exhibit
         10.7 to UGI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

12.1     Computation of ratio of earnings to fixed charges

12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends

99 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2003.