Form 10-Q
period 2003-06-30
UGI UTILITIES INC
filed 2003-08-14
CIK 100548

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         At July 31, 2003, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                              UGI UTILITIES, INC.

                               TABLE OF CONTENTS

                                                                                                 PAGES
                                                                                                 -----
PART I  FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Condensed Consolidated Balance Sheets as of June 30, 2003,
                  September 30, 2002 and June 30, 2002                                              1

                Condensed Consolidated Statements of Income for the three
                  and nine months ended June 30, 2003 and 2002                                      2

                Condensed Consolidated Statements of Cash Flows for the
                  nine months ended June 30, 2003 and 2002                                          3

                Notes to Condensed Consolidated Financial Statements                               4-8

      Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                             9-14

      Item 3.   Quantitative and Qualitative Disclosures About Market Risk                          15

      Item 4.   Controls and Procedures                                                             16

PART II OTHER INFORMATION

      Item 1.    Legal Proceedings                                                                  17

      Item 6.    Exhibits and Reports on Form 8-K                                                17-18

      Signatures                                                                                    19

                               UGI UTILITIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                                      June 30,      September 30,      June 30,
                                                                                        2003            2002            2002
                                                                                      ---------     -------------     ---------
ASSETS
    Current assets:
         Cash and cash equivalents                                                    $   1,708       $   6,090       $  12,113
         Accounts receivable (less allowances for doubtful accounts
            of $6,671, $1,972 and $4,275, respectively)                                  49,261          38,554          38,180
         Accrued utility revenues                                                         7,940           8,069           7,547
         Inventories                                                                     27,530          38,654          25,564
         Deferred income taxes                                                           18,668           2,610           7,563
         Deferred fuel costs                                                                 --           4,304              --
         Income taxes recoverable                                                            --           6,892              --
         Prepaid expenses and other current assets                                        3,049           3,151           4,849
                                                                                      ---------       ---------       ---------
               Total current assets                                                     108,156         108,324          95,816

    Property, plant and equipment, at cost (less accumulated depreciation
         and amortization of $296,794, $290,194 and $289,877, respectively)             599,266         593,141         585,715

    Regulatory assets                                                                    60,062          57,685          54,803
    Other assets                                                                         29,423          38,973          38,317
                                                                                      ---------       ---------       ---------
         Total assets                                                                 $ 796,907       $ 798,123       $ 774,651
                                                                                      =========       =========       =========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
    Current liabilities:
         Current maturities of long-term debt                                         $  50,000       $  76,000       $  26,000
         Bank loans                                                                       2,300          37,200          45,600
         Accounts payable                                                                40,731          57,499          40,256
         Accrued income taxes                                                            20,064              --           7,247
         Deferred fuel refunds                                                           30,248              --           2,938
         Other current liabilities                                                       40,267          45,518          35,515
                                                                                      ---------       ---------       ---------
               Total current liabilities                                                183,610         216,217         157,556

    Long-term debt                                                                      172,298         172,369         182,392
    Deferred income taxes                                                               138,003         131,483         128,738
    Deferred investment tax credits                                                       8,086           8,385           8,485
    Other noncurrent liabilities                                                         13,559          11,815          11,878

    Commitments and contingencies (note 3)

    Preferred shares subject to mandatory redemption                                     20,000          20,000          20,000

    Common stockholder's equity:
         Common Stock, $2.25 par value (authorized - 40,000,000 shares;
           issued and outstanding - 26,781,785 shares)                                   60,259          60,259          60,259
         Additional paid-in capital                                                      78,057          73,057          72,792
         Retained earnings                                                              126,107         107,312         132,727
         Accumulated other comprehensive loss                                            (3,072)         (2,774)           (176)
                                                                                      ---------       ---------       ---------
             Total common stockholder's equity                                          261,351         237,854         265,602
                                                                                      ---------       ---------       ---------
         Total liabilities and stockholders' equity                                   $ 796,907       $ 798,123       $ 774,651
                                                                                      =========       =========       =========


See accompanying notes to condensed consolidated financial statements.

                               UGI UTILITIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                             (Thousands of dollars)

                                                               Three Months Ended               Nine Months Ended
                                                                   June 30,                        June 30,
                                                            -------------------------       -------------------------
                                                              2003            2002            2003             2002
                                                            ---------       ---------       ---------       ---------
Revenues                                                    $ 121,546       $  88,249       $ 559,193       $ 409,675
                                                            ---------       ---------       ---------       ---------
Costs and expenses:
       Gas, fuel and purchased power                           76,489          48,235         350,100         244,493
       Operating and administrative expenses                   25,303          19,894          71,185          61,568
       Operating and administrative expenses - related
         parties                                                2,528           1,402           7,498           4,420
       Taxes other than income taxes                            2,832           2,870           9,200           8,698
       Depreciation and amortization                            5,304           5,290          15,958          16,934
       Other income, net                                         (915)         (2,664)         (7,032)         (8,588)
                                                            ---------       ---------       ---------       ---------
                                                              111,541          75,027         446,909         327,525
                                                            ---------       ---------       ---------       ---------

Operating income                                               10,005          13,222         112,284          82,150
Interest expense                                                3,903           4,054          12,379          12,545
                                                            ---------       ---------       ---------       ---------
Income before income taxes                                      6,102           9,168          99,905          69,605
Income taxes                                                    2,462           3,616          40,152          27,459
                                                            ---------       ---------       ---------       ---------
Net income                                                      3,640           5,552          59,753          42,146
Dividends on preferred stock                                      388             388           1,163           1,163
                                                            ---------       ---------       ---------       ---------
Net income after dividends on preferred stock               $   3,252       $   5,164       $  58,590       $  40,983
                                                            =========       =========       =========       =========


See accompanying notes to condensed consolidated financial statements.

                               UGI UTILITIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)


                                                                    Nine Months Ended
                                                                        June 30,
                                                                 ------------------------
                                                                   2003            2002
                                                                 ---------       --------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
   Net income                                                    $  59,753       $ 42,146
   Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                               15,958         16,934
        Deferred income taxes, net                                 (11,836)         4,389
        Other, net                                                   8,541          3,862
        Net change in:
           Accounts receivable and accrued utility revenues        (19,972)          (753)
           Inventories                                              10,885         22,510
           Deferred fuel costs                                      35,858          1,491
           Accounts payable                                        (15,022)       (27,201)
           Other current assets and liabilities                     22,050        (10,946)
                                                                 ---------       --------
     Net cash provided by operating activities                     106,215         52,432
                                                                 ---------       --------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
   Expenditures for property, plant and equipment                  (25,742)       (22,374)
   Net costs of property, plant and equipment disposals               (832)        (1,330)
                                                                 ---------       --------
     Net cash used by investing activities                         (26,574)       (23,704)
                                                                 ---------       --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
   Payment of dividends                                            (25,551)       (12,126)
   Cash portion of UGID dividend                                    (2,572)            --
   Repayment of long-term debt                                     (26,000)            --
   Bank loans decrease                                             (34,900)       (12,200)
   Capital contribution from UGI                                     5,000             --
                                                                 ---------       --------
     Net cash used by financing activities                         (84,023)       (24,326)
                                                                 ---------       --------

   Cash and cash equivalents (decrease) increase                 $  (4,382)      $  4,402
                                                                 =========       ========

CASH AND CASH EQUIVALENTS:
   End of period                                                 $   1,708       $ 12,113
   Beginning of period                                               6,090          7,711
                                                                 ---------       --------
     (Decrease) increase                                         $  (4,382)      $  4,402
                                                                 =========       ========


See accompanying notes to condensed consolidated financial statements.

                               UGI UTILITIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                             (Thousands of dollars)

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of UGI Utilities, Inc. ("UGI Utilities") and, prior to their transfer to UGI in June 2003 (as further described below), its direct and indirect wholly owned subsidiaries (collectively, "the Company" or "we"). UGI Utilities, Inc. ("UGI Utilities"), a wholly owned subsidiary of UGI Corporation ("UGI"), owns and operates a natural gas distribution utility ("Gas Utility") in parts of eastern and southeastern Pennsylvania; owns and operates an electricity distribution utility ("Electric Utility") in northeastern Pennsylvania; and prior to the distribution to UGI of UGI Development Company ("UGID") and UGID's subsidiaries and joint-venture affiliate (which together with Electric Utility are referred to herein as "Electric Operations"), owned interests in Pennsylvania-based electricity generation assets through UGID. Gas Utility and Electric Utility are subject to regulation by the Pennsylvania Public Utility Commission ("PUC"). UGID was granted "Exempt Wholesale Generator" status by the Federal Energy Regulatory Commission.

         In June 2003, the Company dividended all of the common stock of UGID to UGI. The net book value of the assets and liabilities of UGID and its subsidiaries totaling $15,407 (including $2,572 of cash) was eliminated from the consolidated balance sheet and reflected as a dividend from retained earnings. UGID and its subsidiaries did not have a material effect on the Company's results of operations for any of the periods presented.

         Our consolidated financial statements include the accounts of UGI Utilities and its majority-owned subsidiaries. UGID's 50%-owned joint-venture partnership, Hunlock Creek Energy Ventures ("Energy Ventures"), was accounted for under the equity method. We eliminate all significant intercompany accounts and transactions when we consolidate.

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2002 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the year ended September 30, 2002 ("Company's 2002 Annual Report"). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)

         COMPREHENSIVE INCOME. The following table presents the components of comprehensive income for the three and nine months ended June 30, 2003 and 2002:


                               Three Months Ended            Nine Months Ended
                                   June 30,                       June 30,
                              ---------------------       -----------------------
                               2003          2002           2003            2002
                              -------       -------       --------       --------
Net income                    $ 3,640       $ 5,552       $ 59,753       $ 42,146
Other comprehensive loss         (524)         (644)          (298)          (176)
                              -------       -------       --------       --------
Comprehensive income          $ 3,116       $ 4,908       $ 59,455       $ 41,970
                              -------       -------       --------       --------


         Other comprehensive loss comprises changes in the fair value of interest rate protection agreements qualifying as hedges, net of reclassifications to net income.

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

2.       SEGMENT INFORMATION

         The Company has two reportable segments: (1) Gas Utility and (2) Electric Operations. The accounting policies of our two reportable segments are the same as those described in the Significant Accounting Policies note contained in the Company's 2002 Annual Report. We evaluate each segment's profitability principally based upon its earnings before income taxes. No single customer represents more than 10% of the total revenues of either Gas Utility or Electric Operations. There are no significant intersegment transactions. In addition, all of our reportable segments' revenues are derived from sources within the United States. Financial information by reportable segment follows:

                               UGI UTILITIES, INC.

                                   (unaudited)
                             (Thousands of dollars)

2. SEGMENT INFORMATION (continued)

THREE MONTHS ENDED JUNE 30, 2003:

                                                                                    Gas          Electric
                                                  Total         Eliminations      Utility       Operations
                                                  -----         ------------      -------       ----------

Revenues                                        $ 121,546        $  --            $ 99,683       $  21,863
Cost of sales                                      76,489           --              65,213          11,276
Depreciation and amortization                       5,304           --               4,541             763
Operating income                                   10,005           --               5,544           4,461
Interest expense                                    3,903           --               3,434             469
Income before income taxes                          6,102           --               2,110           3,992
Total assets (at period end)                      796,907           --             711,236          85,671

THREE MONTHS ENDED JUNE 30, 2002:

                                                                                     Gas         Electric
                                                   Total        Eliminations       Utility      Operations
                                                   -----        ------------       -------      ----------
Revenues                                         $ 88,249        $  --            $ 68,100       $ 20,149
Cost of sales                                      48,235           --              37,018         11,217
Depreciation and amortization                       5,290           --               4,528            762
Operating income                                   13,222           --              10,148          3,074
Interest expense                                    4,054           --               3,413            641
Income before income taxes                          9,168           --               6,735          2,433
Total assets (at period end)                      774,651         (709)            669,391        105,969

                               UGI UTILITIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)
                             (Thousands of dollars)

2. SEGMENT INFORMATION (continued)

NINE MONTHS ENDED JUNE 30, 2003:

                                                                                  Gas             Electric
                                          Total              Eliminations       Utility           Operations
                                          -----              ------------       -------           ----------
Revenues                                 $559,193             $  --             $484,678            $74,515
Cost of sales                             350,100                --              312,582             37,518
Depreciation and amortization              15,958                --               13,618              2,340
Operating income                          112,284                --               94,107             18,177
Interest expense                           12,379                --               10,654              1,725
Income before income taxes                 99,905                --               83,453             16,452
Total assets (at period end)              796,907                --              711,236             85,671



NINE MONTHS ENDED JUNE 30, 2002:

                                                                                  Gas               Electric
                                          Total             Eliminations        Utility            Operations
                                          -----             ------------        -------            ----------
Revenues                                 $409,675            $  --             $347,523            $ 62,152
Cost of sales                             244,493               --              209,038              35,455
Depreciation and amortization              16,934               --               14,504               2,430
Operating income                           82,150               --               73,490               8,660
Interest expense                           12,545               --               10,690               1,855
Income before income taxes                 69,605               --               62,800               6,805
Total assets (at period end)              774,651             (709)             669,391             105,969

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

         Management believes that under applicable law UGI Utilities should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by former subsidiaries of UGI Utilities, if a court were to conclude that (i) the subsidiary's separate corporate form should be disregarded or (ii) UGI Utilities should be considered to have been an operator because of its conduct with respect to its subsidiary's MGP.

         With respect to a manufactured gas plant site in Manchester, New Hampshire, EnergyNorth Natural Gas, Inc. ("EnergyNorth") filed suit against UGI Utilities seeking contribution from UGI Utilities for response and remediation costs associated with the contamination on the site of a former MGP allegedly operated by former subsidiaries of UGI Utilities. UGI Utilities and EnergyNorth agreed to a settlement of this matter in June 2003. In June 2003, UGI Utilities recorded its estimated liability for contingent payments to EnergyNorth under the terms of the settlement agreement.

         In April 2003, Citizens Communications Company ("Citizens") served a complaint naming UGI Utilities as a third party defendant in a civil action pending in United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, sued Citizens to recover environmental response costs associated with manufactured gas plant wastes generated at a plant allegedly operated by Citizens' predecessors at a site on the Penobscot River. Citizens subsequently joined UGI Utilities and ten other third party defendants alleging that the third party defendants are responsible for an equitable share of any response costs Citizens may be required to pay to the City of Bangor. Investigations of the site conducted to date are insufficient to establish what, if any contamination is related to gas plant wastes. Hence, UGI Utilities is unable to estimate the total cost of cleanup associated with manufactured gas plant wastes at this site. UGI Utilities believes that it has good defenses to the claim.

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

                               UGI UTILITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended June 30, 2003 ("2003 three-month period") with the three months ended June 30, 2002 ("2002 three-month period") and (2) the nine months ended June 30, 2003 ("2003 nine-month period") with the nine months ended June 30, 2002 ("2002 nine-month period"). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements.

2003 THREE-MONTH PERIOD COMPARED WITH 2002 THREE-MONTH PERIOD

                                                                                     Increase
 Three Months Ended June 30,                            2003        2002            (Decrease)
 --------------------------------------------------------------------------------------------------
 (Dollars in millions)
GAS UTILITY:
          Revenues                                     $ 99.7      $ 68.1       $ 31.6        46.4%
          Total margin (a)                             $ 34.5      $ 31.1       $  3.4        10.9%
          Operating income                             $  5.5      $ 10.1       $ (4.6)      (45.5)%
          Natural gas system throughput-bcf              15.0        14.2          0.8         5.6%
          Heating degree days-% colder (warmer)
               than normal                               16.3        (5.6)          --          --

ELECTRIC OPERATIONS:
          Revenues                                     $ 21.9      $ 20.1       $  1.8         9.0%
          Total margin (a)                             $  9.5      $  7.9       $  1.6        20.3%
          Operating income                             $  4.5      $  3.1       $  1.4        45.2%
          Electric Utility distribution sales-gwh       216.3       213.0          3.3         1.5%


bcf - billions of cubic feet.      gwh - millions of kilowatt-hours.

(a) Gas Utility's total margin represents total revenues less cost of sales. Electric Operation's total margin represents total revenues less cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.1 million in each of the three month-periods ended June 30, 2003 and 2002. For financial statement purposes, revenue-related taxes are included in "taxes other than income taxes" on the Condensed Consolidated Statements of Income.

GAS UTILITY. Total distribution system throughput increased 0.8 bcf or 5.6% as cooler 2003 three-month period weather and customer growth increased firm-residential, commercial and industrial ("core-market") and retail delivery service sales. The increase in Gas Utility revenues during the 2003 three-month period reflects the pass through of higher purchased gas costs to core-market customers and the greater core-market sales as well as a $10.1 million increase in revenues from off-system sales as a result of higher natural gas prices. The greater 2003 three-month period purchased gas cost ("PGC") rates reflect a significant increase in the commodity price of natural gas. Gas Utility cost of gas was $65.2 million in the 2003 three-month period

                               UGI UTILITIES, INC.

compared to $37.0 million in the 2002 three-month period reflecting the higher PGC rates and greater core-market and off-system sales.

The increase in Gas Utility total margin is principally the result of greater core-market and retail delivery service volumes.

Notwithstanding the increase in Gas Utility total margin in the 2003 three-month period, operating income declined $4.6 million reflecting a $6.2 million increase in operating and administrative expenses and a $1.8 million decline in other income. The increase in operating expenses is due in large part to greater litigation-related costs and expenses and, to a lesser extent, higher distribution system maintenance, incentive compensation and bad debt expenses. The decline in other income principally reflects lower pension income and a decline in non-tariff service income.

ELECTRIC OPERATIONS. Electric Utility's 2003 three-month period kilowatt-hour sales were slightly higher than in the prior-year period due in part to cooler spring weather. The increase in Electric Operations' revenues reflects greater sales of electricity produced by our electric generation assets to third parties and, to a lesser extent, the greater Electric Utility distribution sales. Electric Operations' cost of sales increased $0.1 million reflecting higher costs associated with greater electric generation third-party sales substantially offset by lower Electric Utility per-unit purchased power costs. In June 2003, the Company dividended all of the Common Stock of UGID to UGI (see
Note 1 to Condensed Consolidated Financial Statements).

The increase in Electric Operations' total margin in the 2003 three-month period principally reflects the effects of the lower Electric Utility per-unit purchased power costs and increased margin from electric generation sales to third parties. The increase in operating income primarily resulted from the greater total margin partially offset by slightly higher operating and administrative expenses.

                               UGI UTILITIES, INC.

2003 NINE-MONTH PERIOD COMPARED WITH 2002 NINE-MONTH PERIOD

 Nine Months Ended June 30,                    2003        2002              Increase
 --------------------------------------------------------------------------------------------
 (Dollars in millions)
GAS UTILITY:
   Revenues                                     $484.7      $347.5       $137.2        39.5%
   Total margin                                 $172.1      $138.5       $ 33.6        24.3%
   Operating income                             $ 94.1      $ 73.5       $ 20.6        28.0%
   Natural gas system throughput - bcf            70.7        59.7         11.0        18.4%
   Heating degree days - % colder (warmer)
     than normal                                   8.3       (16.5)          --          --

 ELECTRIC OPERATIONS:
   Revenues                                     $ 74.5      $ 62.2       $ 12.3        19.8%
   Total margin (a)                             $ 33.4      $ 23.6       $  9.8        41.5%
   Operating income                             $ 18.2      $  8.7       $  9.5       109.2%
   Electric Utility distribution sales-gwh       741.8       689.0         52.8         7.7%


(a) Electric Operations total margin represents total revenues less cost of sales and Electric Utility gross receipts taxes of $3.6 million and $3.1 million for the nine months ended June 30, 2003 and 2002, respectively.

GAS UTILITY. Weather in Gas Utility's service territory was 8.3% colder than normal during the 2003 nine-month period compared to weather that was 16.5% warmer than normal during the 2002 nine-month period. The significantly colder weather resulted in higher heating-related sales to core-market and retail delivery service customers and, to a lesser extent, greater volumes transported for commercial and industrial delivery service customers. System throughput also benefited from year-over-year customer growth.

Gas Utility revenues increased principally as a result of the previously mentioned greater core market and retail delivery service sales and higher average core-market PGC rates resulting from higher natural gas costs. Gas Utility cost of gas was $312.6 million in the 2003 nine-month period, an increase of $103.5 million from the prior-year period, reflecting the higher core-market volumes sold and higher core-market PGC rates.

The increase in Gas Utility total margin principally reflects a $30.9 million increase in core-market and retail delivery service total margin as well as higher margin from commercial and industrial delivery service customers.

The increase in Gas Utility operating income principally reflects the increase in total margin partially offset by an $11.7 million increase in operating and administrative expenses and lower other income. The 2003 nine-month period operating and administrative expenses include higher litigation-related costs and expenses, greater distribution system maintenance expenses, increased incentive compensation costs and higher bad debt expense. Other income declined $2.1 million principally reflecting a $1.8 million decrease in pension income.

                               UGI UTILITIES, INC.

ELECTRIC OPERATIONS. Electric Utility's 2003 nine-month period kilowatt-hour sales increased principally as a result of weather that was 9.5% colder than normal compared to weather that was 13.8% warmer than normal in the prior-year period.

The higher Electric Operations revenues reflect greater Electric Utility sales and greater sales of electricity produced by our electric generation assets to third parties. Notwithstanding the significant increase in Electric Operations' revenues, cost of sales increased only $2.1 million in the 2003 nine-month period as the impact on cost of sales resulting from the greater Electric Utility and electric generation third-party sales was partially offset by lower Electric Utility per-unit purchased power costs.

The increase in Electric Operations' total margin principally reflects the increased Electric Utility sales and lower Electric Utility per-unit purchased power costs as well as increased margin from electric generation sales to third parties. The higher operating income reflects the greater total margin and higher other income partially offset by slightly higher 2003 nine-month period operating and administrative expenses.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's long-term debt outstanding at June 30, 2003 totaled $222.3 million (including current maturities of $50.0 million) compared with $248.4 million (including current maturities of $76.0 million) at September 30, 2002. On October 1, 2002, the Company repaid $26 million of maturing long-term debt.

On August 14, 2003, after the end of the quarter, the Company issued $25 million of ten-year notes at an interest rate of 5.37%, and $20 million of 30-year notes at an interest rate of 6.50%, under its Medium Term Note program. The net proceeds along with existing cash balances will be used to repay the Company's $50 million 6.50% Senior Notes maturing on August 15, 2003.

The Company has commitments under revolving credit agreements which provide for borrowings of up to $107 million. These agreements expire in June 2005 and June 2006. UGI Utilities also has a shelf registration statement with the SEC under which it may issue up to an additional $40 million of Medium-Term Notes or other debt securities.

CASH FLOWS

The Company's cash flows from operating activities are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are generally lowest during the first and fourth fiscal quarters. Accordingly, cash flows from operations for the nine months ended June 30, 2003 are not necessarily indicative of cash flows to be expected for a full year.

                               UGI UTILITIES, INC.

OPERATING ACTIVITIES. Cash provided by operating activities was $106.2 million during the nine months ended June 30, 2003 compared with $52.4 million in the prior-year nine-month period. Cash flow from operating activities before changes in operating working capital was $72.4 million in the 2003 nine-month period compared to the $67.3 million in the prior-year nine-month period reflecting the significant increase in 2003 nine-month period net income partially offset by the effects on net income of greater noncash deferred income tax benefits. Changes in operating working capital provided $33.8 million of operating cash flow during the nine months ended June 30, 2003 compared with $14.9 million during the prior-year nine-month period principally reflecting greater cash flow from changes in Gas Utility deferred fuel overcollections, accounts payable and accrued income taxes partially offset by the effects on changes in accounts receivable and inventories resulting from higher 2003 nine-month period natural gas prices.

INVESTING ACTIVITIES. Expenditures for property, plant and equipment were $25.7 million in the 2003 nine-month period compared to $22.4 million recorded in the prior-year period principally reflecting higher Gas Utility distribution system expenditures. The lower costs on disposals of property, plant and equipment in the 2003 nine-month period principally reflects lower disposal activity during the 2003 nine-month period.

FINANCING ACTIVITIES. During the 2003 and 2002 nine-month periods, we paid dividends of $24.4 million and $11.0 million, respectively, to UGI. In addition, we paid dividends of $1.2 million on our redeemable preferred stock during both periods. During the nine months ended June 30, 2003, UGI made a capital contribution of $5 million to UGI Utilities. In October 2002, we repaid $26 million of maturing Medium-Term Notes and, as a result of the improved 2003 nine-month operating cash flow, reduced our bank loan borrowings $34.9 million during 2003 nine-month period.

DIVIDEND OF UGID

In June 2003, the Company dividended all of the common stock of UGID to UGI. The net book value of the assets and liabilities of UGID and its subsidiaries totaling $15.4 million (including $2.6 million of cash) has been eliminated from the consolidated balance sheet. The results of operations of UGID through the date of distribution did not have a material effect on the Company's consolidated results of operations for any of the periods presented.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"); No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"); SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"); and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45").

SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of the instruments within the scope of SFAS 150 were previously classified as equity. SFAS 150

                               UGI UTILITIES, INC.

is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective for the Company on July 1, 2003. For financial instruments created before May 31, 2003, and still existing on July 1, 2003, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS 150. The Company will be required to present its preferred shares subject to mandatory redemption in the liabilities section of the balance sheet. The initial adoption of SFAS 150 did not affect our financial position or results of operations.

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

Prior to September 2002, Electric Utility purchased all of its electric power needs, in excess of the electric power it obtained from its interests in electricity generation facilities, under power supply arrangements of various lengths and on the spot market. Beginning September 2002, Electric Utility began purchasing its power needs from electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market, and our electricity generation business sold its electricity production and capacity on the spot market to third parties. In June 2003, our electricity generation business was dividended to UGI. Prices for electricity can be volatile especially during periods of high demand or tight supply. Although the generation component of Electric Utility's rates is subject to various rate cap provisions, Electric Utility's fixed-price contracts with electricity marketers mitigate most risks associated with offering customers a fixed price during the contract periods. However, should any of the suppliers under these contracts fail to provide electric power under the terms of the power and capacity contracts, increases, if any, in the cost of replacement power or capacity could negatively impact Electric Utility results. In order to reduce this non-performance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them.

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

In order to reduce interest rate risk associated with near-term issuances of fixed-rate debt, we may enter into interest rate protection agreements. At June 30, 2003, the fair value of our unsettled interest rate protection agreements, which have been designated and qualify as cash flow hedges, was a loss of $2.0 million. An adverse change in interest rates on ten-year U.S. treasury notes of 50 basis points would result in a $1.5 million decrease in the fair value of these interest rate protection agreements.

                               UGI UTILITIES, INC.

ITEM 4.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)      Change in Internal Control over Financial Reporting

         No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                               UGI UTILITIES, INC.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         EnergyNorth Natural Gas, Inc. v. UGI Utilities, Inc. By letter dated October 26, 2000, EnergyNorth Natural Gas, Inc. ("EnergyNorth") notified UGI Utilities that it has filed suit in the United States District Court for the District of New Hampshire, seeking contribution from UGI Utilities for response and remediation costs associated with contamination on the site of a former manufactured gas plant allegedly operated by former subsidiaries of UGI Utilities. In June 2003, UGI Utilities and EnergyNorth agreed to a settlement in exchange for dismissal of the suit. See Note 3 to Condensed Consolidated Financial Statements.

         City of Bangor, Maine v. Citizens Communications Co. In April 2003, Citizens Communications Company ("Citizens") served a complaint naming UGI Utilities as a third party defendant in a civil action pending in United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, sued Citizens to recover environmental response costs associated with manufactured gas plant wastes generated at a plant allegedly operated by Citizens' predecessors at a site on the Penobscot River. Citizens subsequently joined UGI Utilities and ten other third party defendants alleging that the third party defendants are responsible for an equitable share of any response costs Citizens may be required to pay to the City of Bangor. Investigations of the site conducted to date are insufficient to establish what, if any contamination is related to gas plant wastes. Hence, UGI Utilities is unable to estimate the total cost of cleanup associated with manufactured gas plant wastes at this site. UGI Utilities believes that it has good defenses to the claim.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits:

                  12.1     Computation of ratio of earnings to fixed charges.

                  12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends.

                  31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification by the Chief Financial Officer relating to Registrant's Report on Form 10-Q for the quarter ended June 30, 2003 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32       Certification by the Chief Executive Officer and
                           Chief Financial Officer relating to the Registrant's
                           Report on Form 10-Q for the quarter ended June 30, 2003 pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002.

                               UGI UTILITIES, INC.

         (b) The Company filed the following Current Report on Form 8-K during the fiscal quarter ended June 30, 2003.

                DATE                 ITEM NUMBER                          CONTENT

        April 30, 2003                7, 9, 12          Press release of UGI Corporation, the parent of UGI
                                                        Utilities, Inc., reporting financial results for UGI
                                                        Corporation and UGI Utilities, Inc. for the second fiscal
                                                        quarter ended March 31, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       UGI Utilities, Inc.
                                       ----------------------------------------
                                       (Registrant)





Date:  August 14, 2003                 By: /s/ J.C. Barney
----------------------                 ----------------------------------------
                                       J.C. Barney
                                       Senior Vice President - Finance
                                       (Principal Financial Officer)

                     UGI UTILITIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

12.1     Computation of ratio of earnings to fixed charges.

12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends.

31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification by the Chief Executive Officer and Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.