Form 10-K
period 2003-09-30
UGI UTILITIES INC
filed 2003-12-23
CIK 100548

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

                          Commission file number 1-1398

                               UGI UTILITIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Pennsylvania                                  23-1174060
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At November 30, 2003, there were 26,781,785 shares of UGI Utilities Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY THAT GENERAL INSTRUCTION.

================================================================================

                                TABLE OF CONTENTS

                                                                                                                           PAGE
                                                                                                                           ----
PART I:           BUSINESS...............................................................................................    1

                  Items 1 and 2.          Business and Properties........................................................    1

                                          General........................................................................    1

                                          Gas Utility Operations.........................................................    1

                                          Electric Utility Operations....................................................    5

                  Item 3.                 Legal Proceedings..............................................................    8

PART II:          SECURITIES AND FINANCIAL INFORMATION...................................................................   11

                  Item 5.                 Market for Registrant's Common Equity and Related Stockholder Matters..........   11

                  Item 7.                 Management's Discussion and Analysis of Financial Condition and Results of
                                          Operations.....................................................................   12

                  Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.....................   26

                  Item 8.                 Financial Statements and Supplementary Data....................................   26

                  Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial
                                          Disclosure.....................................................................   26

                  Item 9A.                Controls and Procedures........................................................   26

PART III:         INTENTIONALLY OMITTED..................................................................................   28

PART IV:          ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS.............................................................   29

                  Item 15.                Exhibits, Financial Statement Schedule, and Reports on Form 8-K................   29

                                          Signatures.....................................................................   35

                                          Index to Financial Statements and Financial Statement Schedule.................  F-2

                                      (i)

PART I: BUSINESS

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

         UGI Utilities, Inc. ("Utilities", "UGI Utilities" or the "Company") is a public utility company that owns and operates (i) a natural gas distribution utility serving 15 counties in eastern and southeastern Pennsylvania ("Gas Utility"), and (ii) an electric utility serving parts of Luzerne and Wyoming counties in northeastern Pennsylvania ("Electric Utility"). We are a wholly owned subsidiary of UGI Corporation ("UGI"). In response to state deregulation legislation, effective October 1, 1999 we transferred our electric generation assets to our non-utility subsidiary, UGI Development Company ("UGID"). UGID contributed certain of its generation assets to a joint venture with a subsidiary of Allegheny Energy, Inc. in December 2000. In June 2003, we dividended the stock of UGID to UGI. UGID's results of operations did not have a material effect on our results of operations for fiscal years 2003, 2002 or 2001.

         Utilities was incorporated in Pennsylvania in 1925. We are subject to regulation by the Pennsylvania Public Utility Commission ("PUC"). Our executive offices are located at 100 Kachel Boulevard, Suite 400, Green Hills Corporate Center, Reading, Pennsylvania 19607, and our telephone number is (610) 796-3400. In this report, the terms "Company" and "Utilities," as well as the terms, "our," "we," and "its," are sometimes used to refer to UGI Utilities, Inc. or, collectively (for periods prior to July 2003), UGI Utilities, Inc. and its consolidated subsidiaries.

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

         Since October 1, 2000, all of Gas Utility's customers have had the option to purchase their gas supplies from an alternative gas supplier. Large commercial and industrial customers of Gas Utility have been able to purchase their gas from other suppliers since 1982. During fiscal year 2003, two third-party suppliers qualified to serve residential or small commercial and industrial customers in Gas Utility's service territory. Together, they are serving approximately 4,500 customers. Management believes none of the Gas Competition Act, the Gas Restructuring Order, or commodity sales to residential and small commercial and industrial customers by third-party suppliers will have a material adverse impact on the Company's financial condition or results of operations.

SERVICE AREA; REVENUE ANALYSIS

         Gas Utility distributes natural gas to approximately 292,000 customers in portions of 15 eastern and southeastern Pennsylvania counties through its distribution system of approximately 4,800 miles of gas mains. The service area consists of approximately 3,000 square miles and includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon and Reading, Pennsylvania. Located in Gas Utility's service area are major production centers for basic industries such as specialty metals, aluminum and glass.

         System throughput (the total volume of gas sold to or transported for customers within Gas Utility's distribution system) for the 2003 fiscal year was approximately 83.8 billion cubic feet ("bcf"). System sales of gas accounted for approximately 43% of system throughput, while gas transported for residential, commercial and industrial customers (who bought their gas from others) accounted for approximately 57% of system throughput. Based on industry data for 2001, residential customers account for approximately 34% of total system throughput by LDCs in the United States. By contrast, for the 2003 fiscal year, Gas Utility's residential customers represented 26% of its total system throughput.

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

GAS SUPPLY CONTRACTS

         During fiscal year 2003, Gas Utility purchased approximately 37 bcf of natural gas for sale to customers. Approximately 88% of the volumes purchased were supplied under agreements with ten major suppliers. The remaining 12% of gas purchased was supplied by approximately 25 producers and marketers. Gas supply contracts are generally no longer than one year.

         In fiscal years 2002 and 2003, as a result of changing market conditions following the bankruptcy of Enron Corp., a number of suppliers with which Utilities formerly did business exited the wholesale trading market. This development did not significantly impact Utilities' ability to secure gas supplies.

SEASONAL VARIATION

         Because many of its customers use gas for heating purposes, Gas Utility's sales are seasonal. Approximately 60% of fiscal year 2003 throughput occurred during the months of November through March.

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

         In substantially all of its service territory, Gas Utility is the only regulated gas distribution utility having the right, granted by the PUC or by law, to provide gas distribution services. Under the Gas Competition Act, retail customers may purchase their natural gas from a supplier other than Gas Utility. Commercial and industrial customers in Gas Utility's service territory have been able to do this since 1982. As of October 2003, two marketers have qualified to serve residential and small commercial and industrial customers. Together they serve approximately 4,500 customers. Gas Utility provides transportation services for residential and small commercial and industrial customers who purchase natural gas from others.

         A number of Gas Utility's commercial and industrial customers have the ability to switch to an alternate fuel at any time and, therefore, are served on an interruptible basis under rates which are competitively priced with respect to their alternate fuel. Gas Utility's profitability from these customers, therefore, is affected by the difference, or "spread," between the customers' delivered cost of gas and the customers' delivered alternate fuel cost. See "Utility Regulation and Rates - Gas Utility Rates." Commercial and industrial customers representing 18% of total system throughput have locations which afford them the opportunity, although none has exercised it, of seeking transportation service directly from interstate pipelines, thereby bypassing Gas Utility. The majority of customers in this group are served under transportation contracts having three- to twenty-year terms. Included in these two groups are Utilities' ten largest customers in terms of annual volume. All of these customers have contracts with Utilities, nine of which extend beyond fiscal year 2004. No single customer represents, or is anticipated to represent, more than 5% of the total revenues of Gas Utility.

OUTLOOK FOR GAS SERVICE AND SUPPLY

         Gas Utility anticipates having adequate pipeline capacity and sources of supply available to meet the full requirements of all firm customers on its system through fiscal year 2004. Supply mix is diversified, market priced, and delivered pursuant to a number of long- and short-term firm transportation and storage arrangements, including transportation contracts held by some of Utilities' larger customers.

         During fiscal year 2003, Gas Utility supplied transportation service to two major cogeneration installations and three electric generation facilities. Gas Utility continues to pursue opportunities to supply natural gas to electric generation projects located in its service territory. Gas Utility also continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In the residential market sector, Gas Utility connected approximately 9,600 residential heating customers during fiscal year 2003, which represented a record annual increase. Of those new customers, new home construction accounted for over 7,300 heating customers. Customers converting from other energy sources, primarily oil and electricity, and existing non-heating gas customers who have added gas heating systems to replace other energy sources, accounted for the balance of the additions. The number of new commercial and industrial customers was over 1,100.

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

         Gas Utility's objective in negotiations with interstate pipeline and natural gas suppliers, and in proceedings before regulatory agencies, is to assure availability of supply, transportation and storage alternatives to serve market requirements at the lowest cost possible, taking into account the need for security of supply. Consistent with that objective, Gas Utility negotiates the terms of firm transportation capacity on all pipelines serving Gas Utility, arranges for appropriate storage and peak-shaving resources, negotiates with producers for competitively priced gas purchases and aggressively participates in regulatory proceedings related to transportation rights and costs of service.

ELECTRIC UTILITY OPERATIONS

ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

         On January 1, 1997, Pennsylvania's Electricity Generation Customer Choice and Competition Act ("ECC Act") became effective. The ECC Act permits all Pennsylvania retail electric customers to choose their electric generation supplier. Pursuant to the Act, all electric utilities were required to file restructuring plans with the PUC which, among other things, included unbundled prices for electric generation, transmission and distribution and a competitive transition charge ("CTC") for the recovery of "stranded costs" which would be paid by all customers receiving distribution service. Stranded costs generally are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Under the ECC Act, Electric Utility is obligated to provide energy to customers who do not choose alternate suppliers. Electric Utility will continue to be the only regulated electric utility having the right, granted by the PUC or by law, to distribute electric energy in its service territory.

         On June 19, 1998, the PUC entered its Opinion and Order (the "Restructuring Order") in Electric Utility's restructuring proceeding under the ECC Act. The Electric Restructuring Order authorized Electric Utility to recover from its customers approximately $32.5 million in stranded costs (on a full revenue requirements basis, which includes all income and gross receipts taxes) over an estimated four-year period which commenced January 1, 1999 through a CTC, together with carrying charges on unrecovered balances of 7.94%. Under the terms of the Restructuring Order, Electric Utility generally could not increase the generation component of prices during the period that stranded costs were being recovered through the CTC. Electric Utility's recovery of stranded costs through the CTC was completed during fiscal year 2003.

SERVICE AREA; SALES ANALYSIS

         Electric Utility supplies electric service to approximately 61,600 customers in portions of Luzerne and Wyoming Counties in northeastern Pennsylvania through a system consisting of approximately 2,100 miles of transmission and distribution lines and 14 transmission substations. For fiscal year 2003, about 53% of sales volume came from residential customers, 36% from commercial customers and 11% from industrial customers. Electricity transported for customers who purchased their power from others pursuant to the ECC Act represented approximately 1% of fiscal year 2003 sales volume.

SOURCES OF SUPPLY

         Electric Utility has third-party generation supply contracts in place for substantially all of its expected energy requirements for fiscal year 2004. Electric Utility distributes both electricity that it purchases from others and electricity that customers purchase from other suppliers. At September 30, 2003, alternate suppliers served customers representing less than 1% of system load. Electric Utility expects to continue to provide energy to the great majority of its distribution customers for the foreseeable future.

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

GAS UTILITY RATES

         The Gas Restructuring Order included an increase in firm-residential, commercial and industrial ("retail core-market") base rates, effective
October 1, 2000. The increase, calculated in accordance with the Gas Competition Act, was designed to generate approximately $16.7 million in additional annual revenues. The Order also provided that Gas Utility reduce its purchased gas cost rates by an annualized amount of $16.7 million for the first 14 months following the base rate increase.

         Effective December 1, 2001, Gas Utility was required to reduce its purchased gas cost rates to retail core-market customers by an amount equal to the margin it receives from customers served under interruptible rates to the extent they use capacity contracted for by Gas Utility for retail core-market customers. As a result of these changes in its regulated rates, since December 1, 2001, Gas Utility's operating results have been more sensitive to heating season weather and less sensitive to the market prices of alternative fuel.

BASE RATES

         As stated above, Gas Utility's current base rates went into effect October 1, 2000 pursuant to The Gas Restructuring Order. See Note 2 to the Company's Consolidated Financial Statements.

PURCHASED GAS COST RATES

         Gas Utility's gas service tariff contains Purchased Gas Cost ("PGC") rates which provide for annual increases or decreases in the rate per thousand cubic feet ("mcf") which Gas Utility charges for natural gas sold by it, to reflect Utilities' projected cost of purchased gas. PGC rates may also be adjusted quarterly, or, under certain conditions monthly, to reflect purchased gas costs. Each proposed annual PGC rate is required to be filed with the PUC six months prior to its effective date. During this period the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels which meet that standard. The PGC mechanism also provides for an annual reconciliation. Utilities has two PGC rates. PGC (1) is applicable to small, firm, core-market customers consisting of the residential and small commercial and industrial classes; PGC (2) is applicable to firm, contractual, high-load factor customers served on three separate rates. In addition, residential customers maintaining a high load factor may qualify for the PGC (2) rate. As described above, the Gas Restructuring Order provided for ongoing adjustments to Gas Utilities' PGC rates, commencing December 1, 2001, to reflect margins, if any, from interruptible rate customers who do not obtain their own pipeline capacity.

ELECTRIC UTILITY RATES

         The PUC approved a settlement establishing rules for Electric Utility's Provider of Last Resort ("POLR") service on March 28, 2002, and a separate settlement that modified these rules on June 13, 2002 (collectively, the "POLR Settlement") under which Electric Utility terminated stranded cost recovery through its CTC and is no longer subject to the statutory generation rate caps as of August 1, 2002 for commercial and industrial ("C&I") customers and as of November 1, 2002 for residential customers. Charges for generation service (1) were initially set at a level equal to the rates paid by Electric Utility customers for POLR service under the statutory rate caps; (2) may be raised at certain designated times by up to 5% of the total rate for distribution, transmission and generation through December 2004; and (3) may be set at market rates thereafter. Electric Utility may also offer multiple year POLR contracts to its customers. The POLR Settlement provides for annual shopping periods during which customers may elect to remain on POLR service or choose an alternate supplier. Customers who do not select an alternate supplier will be obligated to remain on POLR service until the next shopping period. Residential customers who return to POLR service at a time other than during the annual shopping period must remain on POLR service until the date of the second open shopping period after returning. C&I customers who return to POLR service at a time other than during the annual shopping period must remain on POLR service until the next open shopping period, and may, in certain circumstances, be subject to generation rate surcharges. Consistent with the terms of the POLR Settlement, Electric Utility's POLR rates will increase beginning January 2004 for commercial and industrial customers, and June 2004 for residential customers.

         Additionally, pursuant to the requirements of the ECC, the PUC is currently developing post-rate cap POLR regulations that are expected to further define post-rate cap POLR service obligations and pricing. As of September 30, 2003, fewer than 1% of Electric Utility's customers have chosen an alternative electricity generation supplier.

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

OTHER GOVERNMENT REGULATION

         In addition to regulation by the PUC, the gas and electric utility operations of Utilities are subject to various federal, state and local laws governing environmental matters, occupational health and safety, pipeline safety and other matters. Certain of Utilities' activities involving the interstate movement of natural gas, the transmission of electricity, transactions with non-utility generators of electricity, and other matters, are also subject to the jurisdiction of FERC.

         Utilities is subject to the requirements of the federal Resource Conservation and Recovery Act, CERCLA and comparable state statutes with respect to the release of hazardous substances on property owned or operated by Utilities. See ITEM 3. "LEGAL PROCEEDINGS -- Environmental Matters-Manufactured Gas Plants."

EMPLOYEES

         At September 30, 2003, Utilities had approximately 1,000 employees.

BUSINESS SEGMENT INFORMATION

         The table stating the amounts of revenues, operating income (loss) and identifiable assets attributable to Utilities' operating segments for the 2003, 2002 and 2001 fiscal years appears in Note 10 "Segment Information" of Notes to Consolidated Financial Statements included in this Report and is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

         With the exception of the matters set forth below, no material legal proceedings are pending involving Utilities, or any of its properties, and no such proceedings are known to be contemplated by governmental authorities other than claims arising in the ordinary course of the Company's business.

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

         UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because UGI Utilities is currently permitted to include in rates, through future base rate proceedings, prudently incurred remediation costs associated with such sites. UGI Utilities has been notified of several sites outside Pennsylvania on which (1) MGPs were formerly operated by it or owned or operated by its former subsidiaries and (2) either environmental agencies or private parties are investigating the extent of environmental contamination or performing environmental remediation. UGI Utilities is currently litigating three claims against it relating to out-of-state sites.

         Consolidated Edison Company of New York v. UGI Utilities, Inc. On September 20, 2001, Consolidated Edison Company of New York ("ConEd") filed suit against Utilities, Inc. in the United States District Court for the Southern District of New York, seeking contribution from Utilities for an allocated share of response costs associated with investigating and assessing gas plant related contamination at former MGP sites in Westchester County, New York. The complaint alleges that Utilities "owned and operated" the MGPs prior to 1904. The complaint also seeks a declaration that Utilities is responsible for an allocated percentage of future investigative and remedial costs at the sites. ConEd believes that the cost of remediation for all of the sites could exceed $70 million. Utilities believes that it has good defenses to the claim and is defending the suit.

         In November 2003, the court granted Utilities' motion for summary judgment in part, dismissing all claims premised on a disregard of the separate corporate form of Utilities' former subsidiaries and dismissing claims premised on Utilities' operation of three of the MGPs under operating leases with ConEd's predecessors. The court reserved decision on the remaining theory of liability, that UGI Utilities was a direct operator of the remaining MGPs.

         City of Bangor, Maine v. Citizens Communications Co. In April 2003, Citizens Communications Company ("Citizens") served a complaint naming Utilities as a third-party defendant in a civil action pending in United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, sued Citizens to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Citizens' predecessors at a site on the Penobscot River. Citizens subsequently joined Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of any response costs Citizens may be required to pay to the City of Bangor. Remedial proposals for the site range between $5 million and $50 million. Utilities is unable to estimate what portion of this potential cost may be associated with MGP wastes. Utilities believes that it has good defenses to the claim.

         Atlanta Gas Light Company v. UGI Utilities, Inc. By letter dated July 29, 2003, Atlanta Gas Light Company ("AGL") served Utilities with a complaint filed in the United States District Court for the Middle District of Florida in which AGL alleges that Utilities is responsible for 20% of approximately $8 million incurred by AGL in the investigation and remediation of a former MGP site in St. Augustine, Florida. Utilities formerly owned stock of the St. Augustine Gas Company, the owner and operator of the MGP. Utilities believes that it has good defenses to the claim and is defending the suit.

RELATED MATTER

         UGI Utilities, Inc. v. Insurance Co. of North America, et al. On February 11, 1999, UGI Utilities, Inc. filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania against more than fifty insurance companies, including Insurance Services, Ltd. (AEGIS). The complaint alleges that the defendants breached contracts of insurance by failing to indemnify Utilities for certain environmental costs. Utilities has now settled with all known solvent defendants. The suit has been stayed pending resolution of the remaining claims.

PART II: SECURITIES AND FINANCIAL INFORMATION

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         All of the outstanding shares of the Company's Common Stock are owned by UGI and are not publicly traded.

DIVIDENDS

         Cash dividends declared on the Company's Common Stock totaled $33.9 million in fiscal year 2003, $37.9 million in fiscal year 2002 and $35.3 million in fiscal year 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), Electric Utility and UGID's electricity generation business prior to its distribution to UGI in June 2003 are collectively referred to as "Electric Operations." The MD&A should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements including the business segment information in Note 10.

Fiscal 2003 Compared with Fiscal 2002

Year Ended September 30,                                           2003           2002                Increase
--------------------------------------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
     Revenues                                                     $ 539.9        $ 404.5       $ 135.4         33.5%
     Total margin (a)                                             $ 196.9        $ 162.9       $  34.0         20.9%
     Operating income                                             $  96.1        $  77.1       $  19.0         24.6%
     Income before income taxes                                   $  80.7        $  62.9       $  17.8         28.3%
     System throughput - bcf                                         83.8           70.5          13.3         18.9%
     Degree days - % colder (warmer)
          than normal                                                 7.0%         (17.4)%           -            -

ELECTRIC OPERATIONS:
     Revenues                                                     $  96.9        $  86.0       $  10.9         12.7%
     Total margin (a)                                             $  42.2        $  32.8       $   9.4         28.7%
     Operating income                                             $  21.8        $  13.2       $   8.6         65.2%
     Income before income taxes                                   $  19.5        $  10.7       $   8.8         82.2%
     Distribution sales - gwh                                       980.0          933.6          46.4          5.0%

bcf - billions of cubic feet.   gwh - millions of kilowatt hours.

  (a) Gas Utility's total margin represents total revenues less cost of sales. Electric Operation's total margin represents total revenues less cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes of $4.8 million and $4.6 million in Fiscal 2003 and Fiscal 2002, respectively. For financial statement purposes, revenue-related taxes are included in "taxes other than income taxes" on the Consolidated Statements of Income.

GAS UTILITY. Weather in Gas Utility's service territory based upon heating degree days was 7.0% colder than normal during Fiscal 2003 compared to weather that was 17.4% warmer than normal during Fiscal 2002. The significantly colder weather resulted in higher heating-related sales to firm- residential, commercial and industrial ("retail core-market") customers and, to a lesser extent, greater volumes transported for residential, commercial and industrial delivery service customers. System throughput in Fiscal 2003 also benefited from a year-over-year increase in the number of customers.

Gas Utility revenues increased principally as a result of the previously mentioned greater retail core-market and delivery service volumes and higher average retail core-market purchased gas cost ("PGC") rates resulting from higher natural gas costs. Gas Utility cost of gas was $343.0 million in Fiscal 2003, an increase of $101.3 million from the prior year, reflecting the higher retail core-market volumes sold and the higher retail core-market PGC rates.

The increase in Gas Utility total margin principally reflects a $27.1 million increase in retail core-market total margin due to the higher retail core-market sales and increased margin from greater delivery service volumes.

The increase in Gas Utility operating income principally reflects the increase in total margin partially offset by a $12.7 million increase in operating and administrative expenses and lower other income. Fiscal 2003 operating and administrative expenses include higher costs associated with litigation-related costs and expenses, greater distribution system maintenance expenses, higher uncollectible accounts expenses and increased incentive compensation costs. Other income declined $3.2 million principally reflecting a $2.2 million decrease in pension income and lower interest income on PGC undercollections. The increase in Gas Utility income before income taxes reflects the increase in operating income offset by higher interest expense on PGC overcollections and, beginning July 1, 2003, dividends on preferred shares.

ELECTRIC OPERATIONS. Electric Utility's Fiscal 2003 kilowatt-hour sales increased principally as a result of weather that was 8.4% colder than normal compared to weather that was 14.5% warmer than normal in the prior year.

The higher Electric Operations revenues reflect greater Electric Utility sales and greater sales of electricity produced by UGID's electricity generation assets to third parties prior to its distribution to UGI in June 2003. Prior to September 2002, UGID sold substantially all of the electricity it produced to Electric Utility with the associated revenue and margin eliminated in our consolidated results. Beginning September 2002, Electric Utility began purchasing its power needs exclusively from third-party electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market, and UGID began selling electric power produced from its interests in electricity generating facilities to third parties on the spot market. Notwithstanding the significant increase in Electric Operations' revenues, cost of sales increased only $1.3 million in Fiscal 2003 as the impact on cost of sales resulting from the greater Electric Utility and electric generation third-party sales was partially offset by lower Electric Utility per-unit purchased power costs.

The increase in Electric Operations' total margin principally reflects lower Electric Utility per-unit purchased power costs, the increase in Electric Utility sales, and margin from the greater sales of electricity produced by UGID's electricity generation assets to third parties. The higher Fiscal 2003 operating income reflects the greater total margin and higher other income partially offset by slightly higher operating and administrative expenses. The increase in Electric Operations income before income taxes reflects the increase in operating income and slightly lower interest expense.

Fiscal 2002 Compared with Fiscal 2001

                                                                                                     Increase
Year Ended September 30,                                            2002          2001              (Decrease)
--------------------------------------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
     Revenues                                                     $ 404.5        $ 500.8       $ (96.3)        (19.2)%
     Total margin                                                 $ 162.9        $ 177.9       $ (15.0)         (8.4)%
     Operating income                                             $  77.1        $  87.8       $ (10.7)        (12.2)%
     Income before income taxes                                   $  62.9        $  71.6       $  (8.7)        (12.2)%
     System throughput - bcf                                         70.5           77.3          (6.8)         (8.8)%
     Degree days - % colder (warmer)
          than normal                                               (17.4)%          2.0%            -             -

ELECTRIC OPERATIONS:
     Revenues                                                     $  86.0        $  83.9       $   2.1           2.5%
     Total margin (a)                                             $  32.8        $  28.6       $   4.2          14.7%
     Operating income                                             $  13.2        $  10.7       $   2.5          23.4%
     Income before income taxes                                   $  10.7        $   8.0       $   2.7          33.8%
     Distribution sales - gwh                                       933.6          945.5         (11.9)         (1.3)%

(a) Electric Operation's total margin represents total revenues less cost of sales and Electric Utility gross receipts taxes of $4.6 million and $3.4 million in Fiscal 2002 and Fiscal 2001, respectively.

GAS UTILITY.

Weather in Gas Utility's service territory during Fiscal 2002 based upon heating degree days was 17.4% warmer than normal compared to weather that was 2.0% colder than normal in Fiscal 2001. As a result of the significantly warmer weather and the effects of a weak economy on commercial and industrial natural gas usage, distribution system throughput declined 8.8%.

The $96.3 million decrease in Fiscal 2002 Gas Utility revenues reflects the impact of lower PGC rates, resulting from the pass through of lower natural gas costs to retail core-market customers, and the lower distribution system throughput. Gas Utility cost of gas was $241.7 million in Fiscal 2002 compared to $322.9 million in Fiscal 2001 reflecting lower natural gas costs and the decline in retail core-market throughput in Fiscal 2002.

The decline in Gas Utility margin principally reflects a $6.0 million decline in retail core-market margin due to the lower sales; a $6.6 million decline in interruptible margin due principally to the flowback of certain interruptible customer margin to retail core-market customers beginning December 1, 2001 pursuant to the Gas Restructuring Order; and lower firm delivery service total margin due to lower delivery service volumes. Interruptible customers are those who have the ability to switch to alternate fuels.

Gas Utility operating income declined $10.7 million in Fiscal 2002 reflecting the previously mentioned decline in total margin and a decrease in pension income partially offset by lower operating expenses. Operating expenses declined $4.1 million primarily as a result of lower charges for uncollectible accounts and lower distribution system expenses. Depreciation expense declined $1.2 million due to a change effective April 1, 2002 in the estimated useful lives of Gas Utility's natural gas distribution assets resulting from an asset life study required by the PUC. The decline in Gas Utility income before income taxes reflects the decrease in operating income offset by lower interest expense resulting from lower levels of bank loans outstanding and lower short-term interest rates.

ELECTRIC OPERATIONS. The decline in kilowatt-hour sales in Fiscal 2002 reflects the effects on heating-related sales of significantly warmer winter weather partially offset by the beneficial effect on air conditioning sales of warmer summer weather. Notwithstanding the decrease in total kilowatt-hour sales, revenues increased $2.1 million principally due to an increase in state tax surcharge revenue and greater third-party sales of electricity produced by UGID's electric generation facilities. Electric Operations cost of sales was $48.6 million in Fiscal 2002 compared to $51.9 million in Fiscal 2001 principally reflecting the impact of the lower sales and lower purchased power unit costs partially offset by the full-period increase in cost of sales resulting from the December 2000 transfer of our Hunlock Creek electricity generation assets to our electricity generation joint venture, Energy Ventures. Subsequent to the formation of Energy Ventures, our electricity generating business purchases its share of the power produced by Energy Ventures rather than producing this electricity itself. As a result, the purchased cost of this power is reflected in cost of sales whereas prior to the formation of Energy Ventures electricity generation costs were reflected in operating and administrative expenses.

Electric Operations total margin increased $4.2 million in Fiscal 2002 as a result of lower purchased power unit costs partially offset by the weather-driven decline in sales. Operating income increased $2.5 million reflecting the greater total margin and lower operating and administrative costs subsequent to the formation of Energy Ventures partially offset by a decline in other income. The increase in Electric Operations income before income taxes reflects the increase in operating income and lower interest expense.

FINANCIAL CONDITION AND LIQUIDITY

CAPITALIZATION AND LIQUIDITY

Utilities total debt outstanding was $258.0 million at September 30, 2003. Included in this amount is $40.7 million under revolving credit agreements.

Utilities has revolving credit commitments under which it may borrow up to a total of $107 million. These agreements are currently scheduled to expire in June 2005 and 2006. The revolving credit agreements have restrictions on such items as total debt, debt service and payments for investments. At September 30, 2003, Utilities was in compliance with these covenants. Utilities has a shelf registration statement with the U.S. Securities and Exchange Commission under which it may issue up to an additional $40 million of Medium-Term Notes or other debt securities.

Based upon cash expected to be generated from Gas Utility and Electric Utility operations and borrowings available under revolving credit agreements, management believes that Utilities will be able to meet its anticipated contractual and projected cash commitments during Fiscal 2004. For a more detailed discussion of Utilities' long-term debt and credit facilities, see Note 3 to Consolidated Financial Statements.

CASH FLOWS

OPERATING ACTIVITIES. Due to the seasonal nature of Utilities' businesses, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for natural gas and electricity consumed during the peak heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth quarters when the Company's investment in working capital, principally accounts receivable and inventories, is generally greatest. Utilities uses its revolving credit agreements to satisfy its seasonal operating cash flow needs. Cash flow from operating activities was $97.8 million in Fiscal 2003, $55.1 million in Fiscal 2002, and $76.1 million in Fiscal 2001. Cash flow from operating activities before changes in operating working capital was $91.8 million in Fiscal 2003, $78.4 million in Fiscal 2002, and $72.3 million in Fiscal 2001. Changes in operating working capital provided $6.0 million of operating cash flow in Fiscal 2003, used $23.3 million of operating cash flow in Fiscal 2002, and provided $3.8 million of operating cash flow in Fiscal 2001. The increase in Fiscal 2003 cash flow from operating activities principally reflects the increased operating results and greater cash flow from changes in Gas Utility deferred fuel overcollections and accrued income taxes partially offset by higher inventories resulting from greater natural gas prices.

INVESTING ACTIVITIES. Cash flow used in investing activities was $43.1 million in Fiscal 2003, $36.6 million in Fiscal 2002, and $44.2 million in Fiscal 2001. Expenditures for property, plant and equipment were $41.3 million in Fiscal 2003, $35.9 million in Fiscal 2002, and $36.8 million in Fiscal 2001. The higher Fiscal 2003 level of capital expenditures reflects greater Gas Utility distribution system capital expenditures. Net costs of property, plant and equipment disposals were also higher in Fiscal 2003 principally reflecting greater gas main replacement activity.

FINANCING ACTIVITIES. Cash flow used by financing activities was $60.5 million in Fiscal 2003, $20.1 million in Fiscal 2002, and $39.8 million in Fiscal 2001. Financing activity cash flow changes are primarily due to issuances and repayments of long-term debt, net borrowings under revolving credit facilities, dividends on preferred shares subject to mandatory redemption and dividends to, and capital contributions from, UGI.

In October 2002, Utilities repaid $26 million of maturing long-term debt. In August 2003, Utilities issued $25 million face amount of ten-year notes at an interest rate of 5.37% and $20 million face amount of 30-year notes at an interest rate of 6.50% under its Medium-Term Note program. The net proceeds from these issuances along with existing cash balances were used to repay $50 million of 6.50% Senior Notes maturing in August 2003.

During Fiscal 2003 we paid cash dividends to UGI of $33.9 million and dividends on our preferred shares subject to mandatory redemption of $1.6 million of which $0.4 million has been classified as interest expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 150 (see "Recently Issued Accounting Pronouncements" below).

DIVIDEND OF UGID

In June 2003, the Company dividended all of the common stock of UGID, and UGID's subsidiaries, to UGI. The net book value of the assets and liabilities of UGID and its subsidiaries on the date of distribution totaling $15.4 million (including $2.6 million of cash) has been eliminated from the consolidated balance sheet. The results of operations of UGID and its subsidiaries through the date of distribution did not have a material effect on the Company's net income in Fiscal 2003, 2002 or 2001.

UTILITIES PENSION PLAN

UGI Utilities sponsors a defined benefit pension plan ("Pension Plan") for employees of UGI Utilities, UGI, and certain of UGI's other subsidiaries. During Fiscal 2002 and 2001, the market value of plan assets was negatively affected by declines in the equity markets. Equity market performance improved in Fiscal 2003 and, as a result, the fair value of Pension Plan assets increased to $183.8 million at September 30, 2003 compared to $166.1 million at September 30, 2002. At September 30, 2003 and 2002, the Pension Plan's assets exceeded its accumulated benefit obligations by $7.3 million and $7.2 million, respectively. The Company is in full compliance with regulations governing defined benefit pension plans, including ERISA rules and regulations, and does not anticipate it will be required to make a contribution to the Pension Plan in Fiscal 2004. Pre-tax pension income reflected in Fiscal 2003, 2002 and 2001 results was $1.2 million, $3.9 million and $5.7 million, respectively. The decrease in pension income during this period reflects the significant declines in the market value of Plan assets and decreases in the discount rate assumptions. Pension expense in Fiscal 2004 is expected to be approximately $1.1 million, compared to pension income of $1.2 million in Fiscal 2003 due to decreases in the discount rate and expected return on Pension Plan assets assumptions.

CAPITAL EXPENDITURES

In the following table, we present capital expenditures by business segment for Fiscal 2003, Fiscal 2002 and Fiscal 2001. We also provide amounts we expect to spend in Fiscal 2004. We expect to finance a substantial portion of Fiscal 2004 capital expenditures from cash generated by operations and the remainder from borrowings under our credit facilities.

Year Ended September 30,                                                  2004        2003      2002        2001
-----------------------------------------------------------------------------------------------------------------
(Millions of dollars)                                                  (estimate)
Gas Utility                                                              $ 38.0      $ 37.2    $ 31.0      $ 31.8
Electric Utility                                                            4.9         4.1       4.9         5.0
-----------------------------------------------------------------------------------------------------------------
                                                                         $ 42.9      $ 41.3    $ 35.9      $ 36.8

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

Utilities has certain contractual cash obligations that extend beyond Fiscal 2003 including scheduled repayments of long-term debt and redeemable preferred stock, operating lease obligations and unconditional purchase obligations for pipeline capacity, pipeline transportation and natural gas storage services, and commitments to purchase natural gas and electricity. The following table presents significant contractual cash obligations under agreements existing as of September 30, 2003 (in millions).

                                                          Payments Due by Period
                                            ---------------------------------------------------
                                                      Less than    2 - 3      4 - 5      After
                                            Total      1 year      years      years     5 years
-----------------------------------------------------------------------------------------------
Long-term debt                              $217.0     $    -     $ 70.0     $ 20.0     $127.0
UGI Utilities preferred shares subject
     to mandatory redemption                  20.0          -        2.0        2.0       16.0
Operating leases                              13.4        2.9        4.5        2.8        3.2
Gas Utility and Electric Utility supply,
     storage and service contracts           406.9      157.1      136.0       39.8       74.0
-----------------------------------------------------------------------------------------------
Total                                       $657.3     $160.0     $212.5     $ 64.6     $220.2
-----------------------------------------------------------------------------------------------

RELATED PARTY TRANSACTIONS

UGI provides administrative and general support to UGI Utilities. UGI bills UGI Utilities monthly for an allocated share of its general corporate expenses. This allocation is based upon a three-factor formula which includes revenues, costs and expenses, and net assets. These billed expenses totaled $9.4 million in Fiscal 2003, $6.7 million in Fiscal 2002 and $5.3 million in Fiscal 2001 and are classified as operating and administrative expenses - related parties in the Consolidated Statements of Income.

In accordance with the terms of an Affiliated Interest Agreement ("Affiliated Agreement") approved by the PUC, Gas Utility enters into wholesale natural gas transactions with Energy Services, Inc. ("Energy Services"), a wholly owned second-tier subsidiary of UGI, for winter storage service and, from time to time, purchases of natural gas. In addition, from time to time, the Company sells natural gas to Energy Services pursuant to the terms of the Affiliated Agreement. These transactions did not have a material effect on the Company's net income during Fiscal 2003, 2002 and 2001. For additional information on these transactions, see Note 13 to Consolidated Financial Statements included elsewhere in this Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

We lease various buildings and other facilities, transportation, computer and office equipment. We account for these arrangements as operating leases. These off-balance sheet arrangements enable us to lease facilities and equipment from third parties rather than, among other options, purchasing the equipment and facilities using on-balance sheet financing. For a summary of scheduled future payments under these lease arrangements, see "Contractual Cash Obligations and Commitments."

REGULATORY MATTERS

As a result of Pennsylvania's Natural Gas Choice and Competition Act ("Gas Competition Act") signed into law on June 22, 1999, all natural gas consumers in Pennsylvania have the ability to purchase their gas supplies from the supplier of their choice. Under the Gas Competition Act, local gas distribution companies ("LDCs") like Gas Utility may continue to sell gas to customers, and such sales of gas, as well as distribution services provided by LDCs, continue to be subject to rate regulation by the PUC. LDCs serve as the supplier of last resort for all residential and small commercial and industrial customers. As of September 30, 2003, less than five percent of Gas Utility's retail customers purchase their gas from alternative suppliers.

On June 29, 2000, the PUC issued its order ("Gas Restructuring Order") approving Gas Utility's restructuring plan filed by Gas Utility pursuant to the Gas Competition Act. Among other things, the implementation of the Gas Restructuring Order resulted in an increase in Gas Utility's retail core-market base rates effective October 1, 2000. This base rate increase was designed to generate approximately $16.7 million in additional net annual revenues. In accordance with the Gas Restructuring Order, Gas Utility reduced its retail core-market PGC rates by an annualized amount of $16.7 million in the first 14 months following the October 1, 2000 base rate increase.

Effective December 1, 2001, Gas Utility was required to reduce its retail core-market PGC rates by amounts equal to the margin it receives from interruptible customers using pipeline capacity contracted by Gas Utility for retail core-market customers. As a result, Gas Utility operating results are more sensitive to the effects of heating-season weather and less sensitive to the market prices of alternative fuels.

The PUC approved a settlement establishing rules for Electric Utility Provider of Last Resort ("POLR") service on March 28, 2002, and a separate settlement that modified these rules on June 13, 2002 (collectively, the "POLR Settlement"). Under the terms of the POLR Settlement, Electric Utility terminated stranded cost recovery through its CTC from commercial and industrial ("C&I") customers on July 31, 2002, and from residential customers on October 31, 2002, and is no longer subject to the statutory generation rate caps as of August 1, 2002 for C&I customers and as of November 1, 2002 for residential customers. Stranded costs are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Charges for generation service (1) were initially set at a level equal to the rates paid by Electric Utility customers for POLR service under the statutory rate caps; (2) may be raised by up to 5% of the total rate for distribution, transmission and generation through December 2004; and (3) may be set at market rates thereafter. Electric Utility may also offer multiple-year POLR contracts to its customers. The POLR Settlement provides for annual shopping periods during which customers may elect to remain on POLR service or choose an alternate supplier. Customers who do not select an alternate supplier will be obligated to remain on POLR service until the next shopping period. Residential customers who return to POLR service at a time other than during the annual shopping period must remain on POLR service until the date of the second open shopping period after returning. C&I customers who return to POLR service at a time other than during the annual shopping period must remain on POLR service until the next open shopping period, and may, in certain circumstances, be subject to generation rate surcharges. Consistent with the terms of the POLR Settlement, Electric Utility's POLR rates for commercial and industrial customers will increase beginning January 2004, and for residential customers beginning June 2004. Also, Electric Utility has offered and entered into multiple-year POLR contracts with certain of its customers. Additionally, pursuant to the requirements of the Electricity Choice Act, the PUC is currently developing post-rate cap POLR regulations that are expected to further define post-rate cap POLR service obligations and pricing. As of September 30, 2003, less than 1% of Electric Utility's customers have chosen an alternative electricity generation supplier.

We account for the operations of Gas Utility and Electric Utility in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). SFAS 71 allows us to defer expenses and revenues on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the ratemaking process in a period different from the period in which they would have been reflected in the income statement of an unregulated company. These deferred assets and liabilities are then flowed through the income statement in the period in which the same amounts are included in rates and recovered from or refunded to customers. As required by SFAS 71, we monitor our regulatory and competitive environments to determine whether the recovery of our regulatory assets continues to be probable. If we were to determine that recovery of these regulatory assets is no longer probable, such assets would be written off against earnings.

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

Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because Gas Utility is currently permitted to include in rates, through future base rate proceedings, prudently incurred remediation costs associated with such sites. Utilities has been notified of several sites outside Pennsylvania on which (1) MGPs were formerly operated by it or owned or operated by its former subsidiaries and (2) either environmental agencies or private parties are investigating the extent of environmental contamination or performing environmental remediation. Utilities is currently litigating three claims against it relating to out-of-state sites.

Management believes that under applicable law Utilities should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that Utilities directly owned or operated, or that were owned or operated by former subsidiaries of Utilities, if a court were to conclude that (1) the subsidiary's separate corporate form should be disregarded or (2) Utilities should be considered to have been an operator because of its conduct with respect to its subsidiary's MGP.

With respect to a manufactured gas plant site in Manchester, New Hampshire, EnergyNorth Natural Gas, Inc. ("EnergyNorth") filed suit against UGI Utilities seeking contribution from UGI Utilities for response and remediation costs associated with the contamination on the site of a former MGP allegedly operated by former subsidiaries of UGI Utilities. UGI Utilities and EnergyNorth agreed to a settlement of this matter in June 2003. UGI Utilities recorded its estimated liability for contingent payments to EnergyNorth under the terms of the settlement agreement which did not have a material effect on Fiscal 2003 net income.

In April 2003, Citizens Communications Company ("Citizens") served a complaint naming UGI Utilities as a third-party defendant in a civil action pending in United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, Maine ("City") sued Citizens to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Citizens' predecessors at a site on the Penobscot River. Citizens subsequently joined UGI Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of costs Citizens may be required to pay to the City for cleaning up tar deposits in the Penobscot River. The City believes that it could cost as much as $50 million to clean up the river. UGI Utilities believes that it has good defenses to the claim.

By letter dated July 29, 2003, Atlanta Gas Light Company ("AGL") served UGI Utilities with a complaint filed in the United States District Court for the Middle District of Florida in which AGL alleges that UGI Utilities is responsible for 20% of approximately $8.0 million incurred by AGL in the investigation and remediation of a former MGP site in St. Augustine, Florida. UGI Utilities formerly owned stock of the St. Augustine Gas Company, the owner and operator of the MGP. UGI Utilities believes that it has good defenses to the claim and is defending the suit.

On September 20, 2001, Consolidated Edison Company of New York ("ConEd") filed suit against UGI Utilities in the United States District Court for the Southern District of New York, seeking contribution from UGI Utilities for an allocated share of response costs associated with investigating and assessing gas plant related contamination at former MGP sites in Westchester County, New York. The complaint alleges that UGI Utilities "owned and operated" the MGPs prior to 1904. The complaint also seeks a declaration that UGI Utilities is responsible for an allocated percentage of future investigative and remedial costs at the sites. ConEd believes that the cost of remediation for all of the sites could exceed $70 million. UGI Utilities believes that it has good defenses to the claim and is defending the suit. In November 2003, the court granted UGI Utilities' motion for summary judgment in part, dismissing all claims premised on a disregard of the separate corporate form of UGI Utilities' former subsidiaries and dismissing claims premised on UGI Utilities' operation of three of the MGPs under operating leases with

ConEd's predecessors. The court reserved decision on the remaining theory of liability, that UGI Utilities was a direct operator of the remaining MGPs.

MARKET RISK DISCLOSURES

Gas Utility's tariffs contain clauses that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to its customers. The recovery clauses provide for a periodic adjustment for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses exchange-traded natural gas call option contracts to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these call option contracts, net of associated gains, is included in Gas Utility's PGC recovery mechanism.

Prior to September 2002, Electric Utility purchased all of its electric power needs, in excess of the electric power it obtained from its interests in electric generating facilities, under third-party power supply arrangements of various lengths and on the spot market. Beginning September 2002, Electric Utility began purchasing its power needs exclusively from third-party electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market and UGID, through the date of its transfer to UGI in June 2003, began selling electric power produced from its interests in electricity generating facilities to third parties on the spot market. Prices for electricity can be volatile especially during periods of high demand or tight supply. Although the generation component of Electric Utility's rates is subject to various rate cap provisions as a result of the POLR Settlement, Electric Utility's fixed-price contracts with electricity suppliers mitigate most risks associated with offering customers a fixed price during the contract periods. However, should any of the suppliers under these contracts fail to provide electric power under the terms of the power and capacity contracts, increases, if any, in the cost of replacement power or capacity would negatively impact Electric Utility results. In order to reduce this non-performance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them.

We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact its fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our variable-rate debt includes borrowings under our revolving credit agreements. These agreements provide for interest rates on borrowings that are indexed to short-term market interest rates. Based upon the average level of borrowings outstanding under these agreements in Fiscal 2003 and Fiscal 2002, an increase in short-term interest rates of 100 basis points (1%) would have increased annual interest expense by $0.3 million and $0.5 million, respectively.

The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of $14.0 million and $11.0 million at September 30, 2003 and 2002, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair value of this fixed-rate debt of $15.7 million and $12.0 million at September 30, 2003 and 2002, respectively.

In order to reduce interest rate risk associated with near-term issuances of fixed-rate debt, we may enter into interest rate protection agreements. The fair value of our unsettled interest rate protection agreement, which has been designated and qualifies as a cash flow hedge, was $0.4 million at September 30, 2003. An adverse change in interest rates on ten-year U.S. treasury notes of 50 basis points would result in a $0.4 million decrease in the fair value of this interest rate protection agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in compliance with generally accepted accounting principles requires the selection and application of appropriate accounting principles to the relevant facts and circumstances of the Company's operations and the use of estimates made by management. The Company has identified the following critical accounting policies that are most important to the portrayal of the Company's financial condition and results of operations. Changes in these policies could have a material effect on the financial statements. The application of these accounting policies necessarily requires management's most subjective or complex judgments regarding estimates and projected outcomes of future events which could have a material impact on the financial statements. Management has reviewed these critical accounting policies, and the estimates and assumptions associated with them, with its Audit Committee. In addition, management has reviewed the following disclosures regarding the application of these critical accounting policies with the Audit Committee.

LITIGATION ACCRUALS AND ENVIRONMENTAL REMEDIATION LIABILITIES. We are involved in litigation regarding pending claims and legal actions that arise in the normal course of our businesses. In addition, Utilities and its former subsidiaries owned and operated a number of MGPs in Pennsylvania and elsewhere at which hazardous substances may be present. In accordance with accounting principles generally accepted in the United States of America, we establish reserves for pending claims and legal actions or environmental remediation obligations when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. Reasonable estimates involve management judgments based on a broad range of information and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. Such estimated reserves may differ materially from the actual liability, and such reserves may change materially as more information becomes available and estimated reserves are adjusted.

DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT. We compute depreciation on Utilities property, plant and equipment on a straight-line basis over the average remaining lives of its various classes of depreciable property. Changes in the estimated useful lives of property, plant and equipment could have a material effect on our results of operations.

REGULATORY ASSETS AND LIABILITIES. Gas Utility and Electric Utility's distribution businesses are subject to regulation by the Pennsylvania Public Utility Commission. In accordance with SFAS

No. 71, "Accounting for the Effects of Certain Types of Regulation," we record the effects of rate regulation in our financial statements as regulatory assets or regulatory liabilities. We continually assess whether the regulatory assets are probable of future recovery by evaluating the regulatory environment, recent rate orders and public statements issued by the PUC, and the status of any pending deregulation legislation. If future recovery of regulatory assets ceases to be probable, the elimination of those regulatory assets would adversely impact our results of operations. As of September 30, 2003, our regulatory assets totaled $60.3 million.

DEFINED BENEFIT PENSION PLAN. The costs of providing benefits under our Pension Plan are dependent on historical information such as employee age, length of service, level of compensation and the actual rate of return on plan assets. In addition, certain assumptions relating to the future are utilized including, the discount rate applied to benefit obligations, the expected rate of return on plan assets and the rate of compensation increase. Pension Plan assets are held in trust and consist principally of equity and fixed income mutual funds and a commingled bond fund. Changes in plan assumptions as well as fluctuations in actual equity or bond market returns could have a material impact on future pension costs.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying- rate, price or index to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. SFAS 149 did not change the methods the Company uses to account for and report its derivatives and hedging activities.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes guidelines on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 further defines and requires that certain instruments within its scope be classified as liabilities on the financial statements. The adoption of SFAS 150 resulted in the Company presenting its preferred shares subject to mandatory redemption in the liabilities section of the balance sheet, and reflecting dividends paid on these shares as a component of interest expense, for periods presented after June 30, 2003. Because SFAS 150 specifically prohibits the restatement of financial statements prior to its adoption, prior period amounts have not been reclassified.

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 is effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interests created or acquired before February 1, 2003, FIN 46 is effective for the first fiscal or interim period beginning after December 15, 2003. If certain conditions are met, FIN 46 requires the primary beneficiary to consolidate certain variable interest entities in which the other equity investors lack the essential characteristics of a controlling financial interest or their investment at risk is not sufficient to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 is not expected to impact the Company's financial position or results of operations.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) price volatility and availability of oil, electricity and natural gas and the capacity to transport them to market areas; (3) changes in laws and regulations, including safety, tax and accounting matters; (4) competitive pressures from the same and alternative energy sources;
(5) liability for environmental claims; (6) customer conservation measures and improvements in energy efficiency and technology resulting in reduced demand;
(7) adverse labor relations; (8) large customer, counterparty or supplier defaults; (9) liability for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas, including liability in excess of insurance coverage; (10) political, regulatory and economic conditions in the United States; and (11) interest rate fluctuations and other capital market conditions.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by federal securities laws.

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

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III: INTENTIONALLY OMITTED

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

         (A)      DOCUMENTS FILED AS PART OF THIS REPORT:

                  (1)      FINANCIAL STATEMENTS:

                           Included under Item 8 are the following financial statements and supplementary data:

                                    Reports of Independent Public Accountants

                                    Consolidated Balance Sheets as of September
                                    30, 2003 and 2002

                                    Consolidated Statements of Income for the fiscal years ended September 30, 2003, 2002 and 2001

                                    Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2003, 2002 and 2001

                                    Consolidated Statements of Stockholders'
                                    Equity for the fiscal years ended September
                                    30, 2003, 2002 and 2001

                                    Notes to Consolidated Financial Statements

                  (2)      FINANCIAL STATEMENT SCHEDULE:

                           For the years ended September 30, 2003, 2002 and 2001

                                    II -    Valuation and Qualifying Accounts

                           We have omitted all other financial statement schedules because the required information is (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) included elsewhere in the financial statements or notes thereto contained in this report.

                  NOTICE REGARDING ARTHUR ANDERSEN LLP

                           Arthur Andersen LLP audited our consolidated financial statements for the three years in the period ended September 30, 2001 and issued a report thereon dated November 16, 2001. Arthur Andersen LLP has not reissued its report or consented to the incorporation by reference of such report into the Company's prospectuses relating to offering and sale of our debt securities. On June 15, 2002, Arthur Andersen LLP was convicted of obstruction of justice by a federal jury in Houston, Texas in connection with Arthur Andersen LLP's work for Enron Corp. On September 15, 2002, a federal judge upheld this conviction. Arthur Andersen LLP ceased its audit practice before the SEC on August 31, 2002. Effective May 21, 2002, we terminated the engagement of Arthur Andersen LLP as our independent accountants and engaged PricewaterhouseCoopers LLP to serve as our independent accountants for the fiscal year ending September 30, 2002. Because of the circumstances currently affecting Arthur Andersen LLP, as a practical matter it may not be able to satisfy any claims arising from the provision of auditing services to us, including claims available to security holders under federal and state securities laws.

                  (4)      LIST OF EXHIBITS:

                           The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                           EXHIBIT                            REGISTRANT       FILING        EXHIBIT
---------------------------------------------------------------------------------------------------------------
    3.1       Utilities' Articles of Incorporation                       Utilities     Registration        3
                                                                                         Statement
                                                                                       No. 333-72540
   *3.2       Bylaws of UGI Utilities as amended through September
              30, 2003

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

    4.2       [Intentionally omitted]

    4.3       Form of Fixed Rate Medium-Term Note                        Utilities       Form 8-K        (4)i
                                                                                         (8/26/94)

    4.4       Form of Fixed Rate Series B Medium-Term Note               Utilities       Form 8-K        4(i)
                                                                                         (8/1/96)

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                           EXHIBIT                            REGISTRANT       FILING        EXHIBIT
---------------------------------------------------------------------------------------------------------------
    4.5       Form of Floating Rate Series B Medium-Term Note            Utilities       Form 8-K        4(ii)
                                                                                         (8/1/96)

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

    4.8       [Intentionally omitted]

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

 10.4**       UGI Corporation 1992 Directors' Stock Plan Amended and        UGI          Form 10-Q       10.2
              Restated as of April 29, 2003                                              (3/31/03)

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                           EXHIBIT                            REGISTRANT       FILING        EXHIBIT
---------------------------------------------------------------------------------------------------------------
  10.5**      UGI Corporation Directors' Deferred Compensation Plan         UGI          Form 10-K       10.6
              Amended and Restated as of January 1, 2000                                 (9/30/00)

  10.6**      UGI Corporation Directors' Equity Compensation Plan          UGI           Form 10-Q       10.3
              Amended and Restated as of April 29, 2003                                  (3/31/03)

  10.7**      [Intentionally omitted]

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

  10.9**      UGI Utilities, Inc. Annual Bonus Plan dated March 8,       Utilities       Form 10-Q       10.4
              1996                                                                       (6/30/96)

 10.10**      1997 Stock Purchase Loan Plan                                 UGI          Form 10-K       10.16
                                                                                         (9/30/97)

 10.11**      UGI Corporation Senior Executive Employee Severance           UGI          Form 10-K       10.12
              Pay Plan effective January 1, 1997                                         (9/30/97)

 10.12**      UGI Corporation 1992 Non-Qualified Stock Option Plan,         UGI          Form 10-K       10.39
              as amended                                                                 (9/30/00)

 10.13**      UGI Corporation 2000 Directors' Stock Option Plan             UGI          Form 10-Q       10.1
              Amended and Restated as of April 29, 2003                                  (3/31/03)

 10.14**      UGI Corporation 2000 Stock Incentive Plan Amended and         UGI          Form 10-Q        10.5
              Restated as of April 29, 2003                                              (3/31/03)

   10.15      Service Agreement for comprehensive delivery service          UGI          Form 10-K       10.41
              (Rate CDS) dated February 23, 1999 between UGI                             (9/30/00)
              Utilities, Inc. and Texas Eastern Transmission
              Corporation

 10.16**      UGI Corporation 1997 Stock Option and Dividend                UGI          Form 10-Q       10.4
              Equivalent Plan Amended and Restated as of April 29,                       (3/31/03)
              2003

 10.17**      UGI Corporation Supplemental Executive Retirement Plan        UGI          Form 10-Q        10
              Amended and Restated effective October 1, 1996                             (6/30/98)

 10.18**      UGI Corporation 1992 Non-Qualified Stock Option Plan          UGI          Form 10-Q       10.3
              Amended and Restated as of April 29, 2003                                  (3/31/03)

*10.19**      UGI Utilities, Inc. Severance Plan for Exempt
              Employees in Salary Grades 34-37 and Salary Grades
              18-23 effective January 1, 1999

 10.20**      Description of Change of Control arrangements for Mr.         UGI          Form 10-K       10.33
              Greenberg                                                                  (9/30/99)

*10.21**      Change of Control Agreement for Mr. Chaney

*10.22** Form of Change of Control Agreement for executive officers other than Messrs. Chaney and Greenberg

   10.23      [Intentionally omitted]

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                          EXHIBIT                        REGISTRANT     FILING    EXHIBIT
-----------    --------------------------------------------------   ----------   ---------   -------
    10.24      [Intentionally omitted]

    10.25      Storage Transportation Service Agreement (Rate       Utilities    Form 10-K    10.25
               Schedule SST) between Utilities and Columbia dated                (9/30/02)
               November 1, 1993, as modified pursuant to orders
               of the Federal Energy Regulatory Commission

    10.26      No-Notice Transportation Service Agreement (Rate     Utilities    Form 10-K    10.26
               Schedule NTS) between Utilities and Columbia dated                (9/30/02)
               November 1, 1993, as modified pursuant to orders
               of the Federal Energy Regulatory Commission

    10.27      No-Notice Transportation Service Agreement (Rate     Utilities    Form 10-K    10.27
               Schedule CDS) between Utilities and Texas Eastern                 (9/30/02)
               Transmission dated February 23, 1999, as modified
               pursuant to various orders of the Federal Energy
               Regulatory Commission

    10.28      No-Notice Transportation Service Agreement (Rate     Utilities    Form 10-K    10.28
               Schedule CDS) between Utilities and Texas Eastern                 (9/30/02)
               Transmission dated October 31, 2000, as modified
               pursuant to various orders of the Federal Energy
               Regulatory Commission

    10.29      Firm Transportation Service Agreement (Rate          Utilities    Form 10-K    10.29
               Schedule FT-1) between Utilities and Texas Eastern                (9/30/02)
               Transmission dated June 15, 1999, as modified
               pursuant to various orders of the Federal Energy
               Regulatory Commission

    10.30      Firm Transportation Service Agreement (Rate          Utilities    Form 10-K    10.30
               Schedule FT-1) between Utilities and Texas Eastern                (9/30/02)
               Transmission dated October 31, 2000, as modified
               pursuant to various orders of the Federal Energy
               Regulatory Commission

    10.31      Firm Transportation Service Agreement (Rate          Utilities    Form 10-K    10.31
               Schedule FT) between Utilities and Transcontinental               (9/30/02)
               Gas Pipe Line dated October 1, 1996, as modified
               pursuant to various orders of the Federal Energy
               Regulatory Commission

    *12.1      Computation of Ratio of Earnings to Fixed Charges

    *12.2      Computation of Ratio of Earnings to Combined Fixed
               Charges and Preferred Stock Dividends

     *14 Code of Ethics for principal executive, financial and accounting officers

     *23       Consent of PricewaterhouseCoopers LLP

    *31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-K for the year ended September 30, 2003 pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                          EXHIBIT                        REGISTRANT     FILING    EXHIBIT
-----------    --------------------------------------------------   ----------   ---------   -------
    *31.2      Certification by the Chief Financial Officer
               relating to the Registrant's Report on Form 10-K
               for the year ended September 30, 2003 pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

     *32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-K for the fiscal year ended September 30, 2003

*        Filed herewith.

** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

(b)      REPORTS ON FORM 8-K:

         The Company furnished information in a Current Report on Form 8-K during the fourth quarter of fiscal year 2003 as follows:

Date of Report    Item Number(s)                          Content
--------------    --------------                          -------
   07/30/03           7, 12        Press Release reporting financial results for the
                                   third fiscal quarter ended June 30, 2003

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                UGI UTILITIES, INC.

Date: December 16, 2003                     By: John C. Barney
                                                --------------------------------
                                                John C. Barney
                                                Senior Vice President - Finance

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 16, 2003 by the following persons on behalf of the Registrant in the capacities indicated.

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

Stephen D. Ban                              Director
---------------------------
Stephen D. Ban

Thomas F. Donovan                           Director
---------------------------
Thomas F. Donovan

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 16, 2003 by the following persons on behalf of the Registrant in the capacities indicated.

        SIGNATURE                                    TITLE
        ---------                                    -----
Ernest E. Jones                             Director
---------------------------
Ernest E. Jones

Richard C. Gozon                            Director
---------------------------
Richard C. Gozon

Anne Pol                                    Director
---------------------------
Anne Pol

Marvin O. Schlanger                         Director
---------------------------
Marvin O. Schlanger

James W. Stratton                           Director
---------------------------
James W. Stratton

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT:

No annual report or proxy material was sent to security holders in fiscal year 2003.

                               UGI UTILITIES, INC.

                              FINANCIAL INFORMATION

                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED SEPTEMBER 30, 2003

                               UGI UTILITIES, INC.

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                    SCHEDULE

                                                                   Pages
                                                                ------------
Financial Statements:

Reports of Independent Auditors                                  F-3 to F-4

  Consolidated Balance Sheets as of September 30,
       2003 and 2002                                             F-5 to F-6

  Consolidated Statements of Income for the years
       ended September 30, 2003, 2002 and 2001                      F-7

  Consolidated Statements of Cash Flows for the years
       ended September 30, 2003, 2002 and 2001                      F-8

  Consolidated Statements of Stockholder's Equity
       for the years ended September 30, 2003, 2002 and 2001        F-9

  Notes to Consolidated Financial Statements                    F-10 to F-28

Financial Statement Schedule:

  For the years ended September 30, 2003, 2002 and 2001:

       II - Valuation and Qualifying Accounts                       S-1

We have omitted all other financial statement schedules because the required information is either (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) included elsewhere in the financial statements or related notes.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder of UGI Utilities, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15a (1) and (2) present fairly, in all material respects, the financial position of UGI Utilities, Inc. and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15a (1) and (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of UGI Utilities, Inc. and its subsidiaries as of and for the year ended September 30, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated November 16, 2001.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 17, 2003

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

ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
November 16, 2001

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)

                                                                       September 30,
                                                                   2003          2002
                                                                 ---------    ---------
ASSETS

   Current assets:
       Cash and cash equivalents                                 $     304    $   6,090
       Accounts receivable (less allowances for doubtful
                 accounts of  $3,275 and $1,972, respectively)      30,101       38,554
       Accrued utility revenues                                      7,431        8,069
       Inventories                                                  54,017       38,654
       Deferred income taxes                                        10,375        2,610
       Income taxes recoverable                                          -        6,892
       Deferred fuel costs                                               -        4,304
       Prepaid expenses and other current assets                     5,552        3,151
                                                                 ---------    ---------
                 Total current assets                              107,780      108,324

   Property, plant and equipment
       Gas utility                                                 791,164      760,161
       Electric operations                                         103,917      111,265
       General                                                      12,777       11,909
                                                                 ---------    ---------
                                                                   907,858      883,335
       Less accumulated depreciation and amortization             (296,871)    (290,194)
                                                                 ---------    ---------
                 Net property, plant and equipment                 610,987      593,141

   Regulatory assets                                                60,253       57,685
   Other assets                                                     30,028       38,973
                                                                 ---------    ---------
                 Total assets                                    $ 809,048    $ 798,123
                                                                 =========    =========

See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Thousands of dollars, except per share)

                                                                               September 30,
                                                                            2003         2002
                                                                          ---------    ---------
LIABILITIES  AND  STOCKHOLDER'S  EQUITY

    Current liabilities:
       Current maturities of long-term debt                               $       -    $  76,000
       Bank loans                                                            40,700       37,200
       Accounts payable                                                      55,298       57,499
       Employee compensation and benefits accrued                             8,457        8,984
       Dividends and interest accrued                                         6,466        5,443
       Income taxes accrued                                                     479            -
       Customer deposits and refunds                                         15,074       14,515
       Deferred fuel costs                                                   14,734            -
       Other current liabilities                                             11,703       16,576
                                                                          ---------    ---------
                 Total current liabilities                                  152,911      216,217

    Long-term debt                                                          217,271      172,369

    Deferred income taxes                                                   144,176      131,483
    Deferred investment tax credits                                           7,987        8,385
    Other noncurrent liabilities                                             11,951       11,815
    Preferred shares subject to mandatory redemption, without par value      20,000            -
    Commitments and contingencies (note 8)
                                                                          ---------    ---------
                 Total liabilities                                          554,296      540,269

    Preferred shares subject to mandatory redemption, without par value           -       20,000

    Common stockholder's equity:
       Common Stock, $2.25 par value (authorized - 40,000,000 shares;
                 issued and outstanding - 26,781,785 shares)                 60,259       60,259
       Additional paid-in capital                                            79,046       73,057
       Retained earnings                                                    117,496      107,312
       Accumulated other comprehensive loss                                  (2,049)      (2,774)
                                                                          ---------    ---------
                 Total common stockholder's equity                          254,752      237,854
                                                                          ---------    ---------
                 Total liabilities and stockholder's equity               $ 809,048    $ 798,123
                                                                          =========    =========

See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Thousands of dollars)

                                                                             Year Ended
                                                                            September 30,
                                                                -----------------------------------
                                                                   2003         2002         2001
                                                                ---------    ---------    ---------
Revenues                                                        $ 636,758    $ 490,552    $ 584,762
                                                                ---------    ---------    ---------

Costs and expenses:

    Gas, fuel and purchased power                                 392,901      290,282      374,781
    Operating and administrative expenses                          91,947       80,910       88,310
    Operating and administrative expenses - related parties         9,352        6,664        5,277
    Taxes other than income taxes                                  12,195       11,930        9,182
    Depreciation and amortization                                  21,240       22,172       23,767
    Other income, net                                              (8,745)     (11,723)     (15,111)
                                                                ---------    ---------    ---------
                                                                  518,890      400,235      486,206
                                                                ---------    ---------    ---------

Operating income                                                  117,868       90,317       98,556
Interest expense                                                   17,656       16,652       18,988
                                                                ---------    ---------    ---------
Income before income taxes                                        100,212       73,665       79,568
Income taxes                                                       39,540       29,570       31,431
                                                                ---------    ---------    ---------
Net income                                                         60,672       44,095       48,137
Dividends on preferred shares subject to mandatory redemption       1,163        1,550        1,550
                                                                ---------    ---------    ---------
Net income after dividends on preferred shares subject to
         mandatory redemption                                   $  59,509    $  42,545    $  46,587
                                                                =========    =========    =========

See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)

                                                                              Year Ended
                                                                             September 30,
                                                                   --------------------------------
                                                                     2003        2002        2001
                                                                   --------    --------    --------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income                                                    $ 60,672    $ 44,095    $ 48,137
     Adjustments to reconcile net income to net cash provided
         by operating activities:
            Depreciation and amortization                            21,240      22,172      23,767
            Deferred income taxes, net                                2,097      11,114      (2,016)
            Provision for uncollectible accounts                      7,778       5,270       8,269
            Pension income                                           (1,242)     (3,857)     (5,671)
            Other                                                     1,284        (391)       (177)
            Net change in:
                Accounts receivable and accrued utility revenues       (610)     (1,631)    (14,704)
                Inventories                                         (15,601)      9,420     (14,508)
                Deferred fuel costs                                  19,038      (7,056)      9,948
                Accounts payable                                       (454)     (9,957)     13,318
                Other current assets and liabilities                  3,599     (14,123)      9,769
                                                                   --------    --------    --------
            Net cash provided by operating activities                97,801      55,056      76,132
                                                                   --------    --------    --------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Expenditures for property, plant and equipment                 (41,297)    (35,884)    (36,783)
     Net costs of property, plant and equipment disposals            (1,831)       (704)     (1,407)
     Cash contribution to partnership                                     -           -      (6,000)
                                                                   --------    --------    --------
        Net cash used by investing activities                       (43,128)    (36,588)    (44,190)
                                                                   --------    --------    --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Payment of dividends                                           (35,081)    (39,489)    (36,809)
     Cash portion of UGID dividend                                   (2,572)          -           -
     Issuance of long-term debt                                      44,694      40,000      50,603
     Repayment of long-term debt                                    (76,000)          -     (15,000)
     Bank loans increase (decrease)                                   3,500     (20,600)    (42,600)
     Capital contribution from UGI Corporation                        5,000           -       4,000
                                                                   --------    --------    --------
        Net cash used by financing activities                       (60,459)    (20,089)    (39,806)
                                                                   --------    --------    --------
     Cash and cash equivalents decrease                            $ (5,786)   $ (1,621)   $ (7,864)
                                                                   ========    ========    ========

CASH AND CASH EQUIVALENTS:
     End of year                                                   $    304    $  6,090    $  7,711
     Beginning of year                                                6,090       7,711      15,575
                                                                   --------    --------    --------
         Decrease                                                  $ (5,786)   $ (1,621)   $ (7,864)
                                                                   ========    ========    ========

See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Thousands of dollars)

                                                                                       Accumulated      Total
                                                               Additional                 Other         Common
                                                      Common    Paid-in    Retained   Comprehensive  Stockholder's
                                                       Stock    Capital    Earnings        Loss         Equity
                                                       -----    -------    --------        ----         ------
Balance September 30, 2000                            $60,259   $68,559    $ 95,655      $      -      $ 224,473
    Net income                                                               48,137                       48,137
    Capital contribution by UGI Corporation                       4,000                                    4,000
    Cash dividends - common stock                                           (35,259)                     (35,259)
    Cash dividends - preferred stock                                         (1,550)                      (1,550)
    Dividends of net assets                                                  (4,277)                      (4,277)
    Other                                                           233                                      233
                                                      -------   -------    --------      --------      ---------
Balance September 30, 2001                             60,259    72,792     102,706             -        235,757
    Net income                                                               44,095                       44,095
    Net change in fair value of interest rate
        protection agreements (net of tax of $1,968)                                       (2,774)        (2,774)
                                                                           --------      --------      ---------
    Comprehensive income                                                     44,095        (2,774)        41,321
    Cash dividends - common stock                                           (37,939)                     (37,939)
    Cash dividends - preferred stock                                         (1,550)                      (1,550)
    Other                                                           265                                      265
                                                      -------   -------    --------      --------      ---------
Balance September 30, 2002                             60,259    73,057     107,312        (2,774)       237,854
    Net income                                                               60,672                       60,672
    Net change in fair value of interest rate
        protection agreements (net of tax of $365)                                            515            515
    Reclassifications of net loss on interest rate
        protection agreements (net of tax of $149)                                            210            210
                                                                           --------      --------      ---------
    Comprehensive income                                                     60,672           725         61,397
    Capital contribution by UGI Corporation                       5,000                                    5,000
    Cash dividends - common stock                                           (33,918)                     (33,918)
    Cash dividends - preferred stock                                         (1,163)                      (1,163)
    Dividend of UGID common stock                                           (15,407)                     (15,407)
    Other                                                           989                                      989
                                                      -------   -------    --------      --------      ---------
Balance September 30, 2003                            $60,259   $79,046    $117,496      $ (2,049)     $ 254,752
                                                      =======   =======    ========      ========      =========

See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION PRINCIPLES

UGI Utilities, Inc. ("UGI Utilities"), a wholly owned subsidiary of UGI Corporation ("UGI"), owns and operates a natural gas distribution utility ("Gas Utility") in parts of eastern and southeastern Pennsylvania; owns and operates an electricity distribution utility ("Electric Utility") in northeastern Pennsylvania; and prior to the June 2003 distribution to UGI of UGI Development Company ("UGID") and UGID's subsidiaries and 50%-owned joint-venture affiliate Hunlock Creek Energy Ventures ("Energy Ventures"), owned interests in Pennsylvania-based electricity generation assets through UGID. We refer to Gas Utility, Electric Utility and UGID (prior to its distribution to UGI) collectively as "the Company" or "we," and Electric Utility and UGID collectively as "Electric Operations." Our consolidated financial statements include the accounts of UGI Utilities and its majority-owned subsidiaries. We eliminate all significant intercompany accounts and transactions when we consolidate. Our investment in Energy Ventures was accounted for under the equity method. Gas Utility and Electric Utility (collectively, "Utilities") are subject to regulation by the Pennsylvania Public Utility Commission ("PUC"). UGID was granted "Exempt Wholesale Generator" status by the Federal Energy Regulatory Commission.

In June 2003, the Company dividended all of the common stock of UGID and its subsidiaries to UGI. The net book value of the assets and liabilities of UGID and its subsidiaries totaling $15,407 (including $2,572 of cash) was eliminated from the consolidated balance sheet and reflected as a dividend from retained earnings. UGID and its subsidiaries' results of operations did not have a material effect on the Company's results of operations in 2003, 2002 and 2001.

RECLASSIFICATIONS

We have reclassified certain prior-year balances to conform to the current-year presentation.

USE OF ESTIMATES

We make estimates and assumptions when preparing financial statements in conformity with accounting principles generally accepted in the United States. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

REGULATED UTILITY OPERATIONS

We account for the operations of Gas Utility and Electric Utility in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). SFAS 71 requires us to record the effects of rate regulation in the financial statements. Certain expenses and credits subject to utility regulation and normally reflected in income as incurred are deferred on the balance sheet and recognized in income as the related amounts are included in rates and recovered from or refunded to customers. As required

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

by SFAS 71, we monitor our regulatory and competitive environments to determine whether the recovery of our regulatory assets continues to be probable. If we were to determine that recovery of these regulatory assets is no longer probable, such assets would be written off against earnings.

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

We paid interest totaling $16,046 in 2003, $16,348 in 2002 and $17,543 in 2001.
We paid income taxes totaling $29,372 in 2003, $36,282 in 2002 and $29,000 in 2001.

REVENUE RECOGNITION

Gas Utility and Electric Utility record regulated revenues for service provided to the end of each month which includes an accrual for certain unbilled amounts based upon estimated usage. We reflect the impact of Gas Utility and Electric Utility rate increases or decreases at the time they become effective. Nonregulated revenues are recognized as services are performed or products are delivered.

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

PROPERTY, PLANT AND EQUIPMENT AND RELATED DEPRECIATION

We record property, plant and equipment at cost. When Gas Utility and Electric Utility retire depreciable utility plant and equipment, we charge the original cost, net of removal costs and salvage value, to accumulated depreciation for financial accounting purposes.

We record depreciation expense for Utilities' plant and equipment on a straight-line method over the estimated average remaining lives of the various classes of its depreciable property. Depreciation expense as a percentage of the related average depreciable base for Gas Utility was 2.3% in 2003, 2.5% in 2002 and 2.6% in 2001. Depreciation expense as a percentage of the related average depreciable base for Electric Utility was 3.0% in each of 2003 and 2002 and 3.3% in 2001. The declines in the Gas Utility and Electric Utility percentages for 2003 and 2002 are the result of changes, effective April 1, 2002, in the estimated remaining useful lives of Gas Utility's and Electric Utility's distribution assets. Depreciation expense was $20,754 in 2003, $21,649 in 2002 and $22,701 in 2001.

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION

Beginning July 1, 2003, the Company accounts for its preferred shares subject to mandatory redemption in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes guidelines on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 results in the Company presenting its preferred shares subject to mandatory redemption in the liabilities section of the balance sheet, and reflecting dividends paid on these shares as a component of interest expense, for periods presented after June 30, 2003. Because SFAS 150 specifically prohibits the restatement of financial statements prior to its adoption, prior period amounts have not been reclassified.

ENVIRONMENTAL LIABILITIES

We accrue environmental investigation and cleanup costs when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. In those instances for which the amount and timing of cash payments associated with environmental investigation and cleanup are reliably determinable, we discount such liabilities to reflect the time value of money. We intend to pursue recovery of any incurred costs through all appropriate means, including regulatory relief. Gas Utility is permitted to amortize as removal costs site-specific environmental investigation and remediation costs, net of related third-party payments, associated with Pennsylvania sites. Gas Utility is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred removal costs. At September 30, 2003, the Company's liability for environmental investigation and cleanup costs was not material.

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

During 2003 and 2002, in order to manage interest rate risk associated with forecasted issuances of fixed-rate long-term debt, we entered into interest rate protection agreements ("IRPAs") which have been designated and qualify as cash flow hedges in accordance with SFAS 133. Included in accumulated other comprehensive loss at September 30, 2003 and 2002 are net after-tax losses of $2,049 and $2,774, respectively, associated with settled and unsettled IRPAs. The amount of the net loss at September 30, 2003 expected to be reclassified into net income during the next twelve months is not material. The fair values of our unsettled IRPAs were a gain of $369 at September 30, 2003 and a loss of $1,205 at September 30, 2002. These amounts are included in other assets and other current liabilities, respectively, on the Consolidated Balance Sheets. The unsettled IRPA at September 30, 2003 hedges interest rate risk associated with forecasted issuances of debt to occur during Fiscal 2005.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During 2003 and 2002, Gas Utility entered into natural gas call option contracts to reduce volatility in the cost of gas it purchases for its firm- residential, commercial and industrial ("retail core-market") customers. Because net gains or losses associated with these contracts will be included in our PGC recovery mechanism, as these contracts are recorded at fair value in accordance with SFAS 133, any gains or losses are deferred for future recovery from or refund to Gas Utility's ratepayers.

During 2001, we used a managed program of natural gas and oil futures contracts to preserve gross margin associated with certain of our natural gas customers. These contracts were designated as cash flow hedges. During 2001, the amount of cash flow hedge gains associated with these contracts that were reclassified to earnings because it became probable that the original forecasted transactions would not occur was $1,034 which amount is included in other income.

During 2003, 2002 and 2001, there were no gains or losses recognized in earnings as a result of hedge ineffectiveness or from excluding a portion of a derivative instrument's gain or loss from the assessment of hedge effectiveness, and there were no gains or losses recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

We are a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts which provide for the purchase and delivery of natural gas and electricity, and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, these contracts are not subject to the accounting requirements of SFAS 133, as amended, because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business or the value of the contract is directly associated with the price or value of a service.

COMPREHENSIVE INCOME

Comprehensive income comprises net income and other comprehensive income (loss). Other comprehensive income (loss) of $725 and $(2,774) for the years ended September 30, 2003 and 2002, respectively, is the result of gains or losses on IRPAs qualifying as cash flow hedges, net of reclassifications to net income. The Company's comprehensive income was the same as net income for the year ended September 30, 2001.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 (i) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (ii) clarifies when a derivative contains a financing component, (iii) amends the definition of an underlying- rate, price or index to conform it to language used in FASB Interpretation No. 45,

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (iv) amends certain other existing pronouncements. SFAS 149 did not change the methods the Company uses to account for and report its derivatives and hedging activities.

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 is effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interests created or acquired before February 1, 2003, FIN 46 is effective for the first fiscal or interim period beginning after December 15, 2003. If certain conditions are met, FIN 46 requires the primary beneficiary to consolidate certain variable interest entities in which the other equity investors lack the essential characteristics of a controlling financial interest or their investment at risk is not sufficient to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 is not expected to impact the Company's financial position or results of operations.

2. UTILITY REGULATORY MATTERS

Gas Utility

Gas Restructuring Order. On June 29, 2000, the PUC issued the Gas Restructuring Order approving Gas Utility's restructuring plan filed by Gas Utility pursuant to the Gas Competition Act. The purpose of the Gas Competition Act, which was signed into law on June 22, 1999, is to provide all natural gas consumers in Pennsylvania with the ability to purchase their gas supplies from the supplier of their choice. Under the Gas Competition Act, local gas distribution companies ("LDCs") like Gas Utility may continue to sell gas to customers, and such sales of gas, as well as distribution services provided by LDCs, continue to be subject to price regulation by the PUC. LDCs serve as the supplier of last resort for all residential and small commercial and industrial customers.

Among other things, the implementation of the Gas Restructuring Order resulted in an increase in Gas Utility's retail core-market base rates effective October 1, 2000. This base rate increase was designed to generate approximately $16,700 in additional net annual revenues. In accordance with the Gas Restructuring Order, Gas Utility reduced its retail core-market PGC rates by an annualized amount of $16,700 in the first 14 months following the October 1, 2000 base rate increase.

Effective December 1, 2001, Gas Utility was required to reduce its retail core-market PGC rates by amounts equal to the margin it receives from interruptible customers using pipeline capacity contracted by Gas Utility for retail core-market customers. As a result, Gas Utility operating results are more sensitive to the effects of heating-season weather and less sensitive to the market prices of alternative fuels.

Transfer of Assets. On May 24, 2001, the PUC approved Gas Utility's application for approval to transfer its liquefied natural gas ("LNG") and propane air ("LP") facilities, along with related assets, to an unregulated affiliate, Energy Services, Inc. ("Energy Services"), a second-tier wholly

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

owned subsidiary of UGI. Gas Utility transferred the LNG and LP assets, which had a net book value of $4,277, on September 30, 2001. The transfer is reflected as a dividend of net assets in the 2001 Consolidated Statement of Stockholder's Equity. The associated reduction in Gas Utility's base rates, adjusted for the impact of the transfer on net operating expenses, did not have a material effect on our results of operations.

Electric Utility

Electric Utility Restructuring Order. On June 19, 1998, the PUC entered its Opinion and Order ("Electricity Restructuring Order") in Electric Utility's restructuring proceeding pursuant to the Electricity Choice Act. Under the terms of the Electricity Restructuring Order, Electric Utility was authorized to recover $32,500 in stranded costs over a four-year period beginning January 1, 1999 through a Competitive Transition Charge ("CTC") together with carrying charges on unrecovered balances of 7.94% and to charge unbundled rates for generation, transmission and distribution services. Stranded costs are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Under the terms of the Electricity Restructuring Order and in accordance with the Electricity Choice Act, Electric Utility generally could not increase the generation component of prices during the period that stranded costs were being recovered through the CTC. Since January 1, 1999, all of Electric Utility's customers have been permitted to choose an alternative generation supplier.

The PUC approved a settlement establishing rules for Electric Utility Provider of Last Resort ("POLR") service on March 28, 2002, and a separate settlement that modified these rules on June 13, 2002 (collectively, the "POLR Settlement") under which Electric Utility terminated stranded cost recovery through its CTC from commercial and industrial ("C&I") customers on July 31, 2002, and from residential customers on October 31, 2002, and is no longer subject to the statutory generation rate caps as of August 1, 2002 for C&I customers and as of November 1, 2002 for residential customers. Charges for generation service (1) were initially set at a level equal to the rates paid by Electric Utility customers for POLR service under the statutory rate caps; (2) may be raised at certain designated times by up to 5% of the total rate for distribution, transmission and generation through December 2004; and (3) may be set at market rates thereafter. Electric Utility may also offer multiple-year POLR contracts to its customers. The POLR Settlement provides for annual shopping periods during which customers may elect to remain on POLR service or choose an alternate supplier. Customers who do not select an alternate supplier will be obligated to remain on POLR service until the next shopping period. Residential customers who return to POLR service at a time other than during the annual shopping period must remain on POLR service until the date of the second open shopping period after returning. C&I customers who return to POLR service at a time other than during the annual shopping period must remain on POLR service until the next open shopping period, and may, in certain circumstances, be subject to generation rate surcharges. Consistent with the terms of the POLR Settlement, Electric Utility's POLR rates for commercial and industrial customers will increase beginning January 2004, and for residential customers beginning June 2004. Also, Electric Utility has offered and entered into multiple-year POLR contracts with certain of its customers. Additionally, pursuant to the requirements of the Electricity Choice Act, the PUC is currently developing post-rate cap POLR regulations that are expected to further define post-rate cap POLR service obligations and pricing. As of September 30, 2003, less than

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1% of Electric Utility's customers have chosen an alternative electricity generation supplier.

Formation of Hunlock Creek Energy Ventures. On December 8, 2000, UGID contributed its coal-fired Hunlock Creek generating station ("Hunlock") and certain related assets having a net book value of $4,214, and $6,000 in cash, to Energy Ventures, a general partnership jointly owned by a subsidiary of UGID and a subsidiary of Allegheny Energy, Inc. ("Allegheny"). The contribution was recorded at its carrying value and no gain was recognized by the Company. Also on December 8, 2000, Allegheny contributed a newly constructed, gas-fired combustion turbine generator to Energy Ventures to be operated at the Hunlock site. Under the terms of our arrangement with Allegheny, each partner is entitled to purchase 50% of the output of the joint venture at cost. Total purchases from Energy Ventures in 2003 (prior to its June 2003 distribution to UGI), 2002 and 2001 were $6,360, $9,751 and $7,966, respectively.

Regulatory Assets and Liabilities

The following regulatory assets and liabilities are included in our accompanying balance sheets at September 30:

                                       2003       2002
--------------------------------------------------------
Regulatory assets:
     Income taxes recoverable         $57,625    $54,727
     Other postretirement benefits      2,162      2,397
     Deferred fuel costs                    -      4,304
     Other                                466        561
--------------------------------------------------------
Total regulatory assets               $60,253    $61,989
--------------------------------------------------------
Regulatory liabilities:
     Other postretirement benefits    $ 3,746    $ 4,332
     Deferred fuel costs               14,734          -
--------------------------------------------------------
Total regulatory liabilities          $18,480    $ 4,332
--------------------------------------------------------

The Company's regulatory liabilities relating to other postretirement benefits are included in "other noncurrent liabilities" on the Consolidated Balance Sheets. The Company does not recover a rate of return on its regulatory assets.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. DEBT

Long-term debt comprises the following at September 30:

                                                                              2003        2002
-------------------------------------------------------------------------------------------------
Medium-Term Notes:
     7.25% Notes, due November 2017                                         $  20,000   $  20,000
     7.17% Notes, due June 2007                                                20,000      20,000
     7.37% Notes, due October 2015                                             22,000      22,000
     6.73% Notes, due October 2002                                                  -      26,000
     6.62% Notes, due May 2005                                                 20,000      20,000
     7.14% Notes, due December 2005 (including unamortized
          premium of $271 and $392, respectively, effective rate - 6.64%)      30,271      30,392
     7.14% Notes, due December 2005                                            20,000      20,000
     5.53% Notes due September 2012                                            40,000      40,000
     5.37% Notes due August 2013                                               25,000           -
     6.50% Notes due August 2033                                               20,000           -
6.50% Senior Notes, due August 2003 (less unamortized
     discount of $23)                                                               -      49,977
-------------------------------------------------------------------------------------------------
Total long-term debt                                                          217,271     248,369
Less current maturities                                                             -     (76,000)
-------------------------------------------------------------------------------------------------

Long-term debt due after one year                                           $ 217,271   $ 172,369
-------------------------------------------------------------------------------------------------

Scheduled principal repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows: 2004 - $0; 2005 - $20,000; 2006
- $50,000; 2007 - $20,000; 2008 - $0.

At September 30, 2003, UGI Utilities had revolving credit agreements with five banks providing for borrowings of up to $107,000. These agreements are currently scheduled to expire in June 2005 and 2006. UGI Utilities may borrow at various prevailing interest rates, including LIBOR and the banks' prime rate. UGI Utilities pays quarterly commitment fees on these credit lines. UGI Utilities had revolving credit agreement borrowings totaling $40,700 at September 30, 2003 and $37,200 at September 30, 2002 which we classify as bank loans. The weighted-average interest rates on bank loans were 1.63% at September 30, 2003 and 2.35% at September 30, 2002.

UGI Utilities' credit agreements have restrictions on such items as total debt, debt service, and payments for investments. They also require consolidated tangible net worth of at least $125,000. At September 30, 2003, UGI Utilities was in compliance with these financial covenants.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. INCOME TAXES

The provisions for income taxes consist of the following:

                                       2003       2002       2001
-------------------------------------------------------------------
Current expense:
     Federal                         $ 27,027   $ 13,341   $ 25,344
     State                             10,416      5,115      8,103
-------------------------------------------------------------------
     Total current expense             37,443     18,456     33,447
Deferred expense (benefit)              2,495     11,512     (1,618)
Investment tax credit amortization       (398)      (398)      (398)
-------------------------------------------------------------------

Total income tax expense             $ 39,540   $ 29,570   $ 31,431
-------------------------------------------------------------------

A reconciliation from the statutory federal tax rate to our effective tax rate is as follows:

                                                     2003   2002   2001
-----------------------------------------------------------------------
Statutory federal tax rate                           35.0%  35.0%  35.0%
Difference in tax rate due to:
     State income taxes, net of federal benefit       5.6    6.3    6.5
     Deferred investment tax credit amortization     (0.4)  (0.5)  (0.5)
     Other, net                                      (0.7)  (0.7)  (1.5)
-----------------------------------------------------------------------
Effective tax rate                                   39.5%  40.1%  39.5%
-----------------------------------------------------------------------

Deferred tax liabilities (assets) comprise the following at September 30:

                                                            2003         2002
--------------------------------------------------------------------------------
Excess book basis over tax basis of property, plant and
     equipment                                            $ 117,891    $ 107,627
Regulatory assets                                            25,001       25,721
Pension plan asset                                           11,019       10,546
Other                                                         2,170          164
--------------------------------------------------------------------------------
Gross deferred tax liabilities                              156,081      144,058
--------------------------------------------------------------------------------

Deferred investment tax credits                              (3,314)      (3,479)
Employee-related expenses                                    (7,072)      (6,371)
Regulatory liabilities                                       (7,667)      (1,797)
Accumulated other comprehensive loss                         (1,454)      (1,968)
Other                                                        (2,773)      (1,570)
--------------------------------------------------------------------------------
Gross deferred tax assets                                   (22,280)     (15,185)
--------------------------------------------------------------------------------
Net deferred tax liabilities                              $ 133,801    $ 128,873
--------------------------------------------------------------------------------

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UGI Utilities had recorded deferred tax liabilities of approximately $37,029 as of September 30, 2003 and $35,498 as of September 30, 2002 pertaining to utility temporary differences, principally a result of accelerated tax depreciation for state income tax purposes, the tax benefits of which previously were or will be flowed through to ratepayers. These deferred tax liabilities have been reduced by deferred tax assets of $3,314 at September 30, 2003 and $3,479 at September 30, 2002, pertaining to utility deferred investment tax credits. UGI Utilities had recorded regulatory income tax assets related to these net deferred taxes of $57,625 at September 30, 2003 and $54,727 as of September 30, 2002. These regulatory income tax assets represent future revenues expected to be recovered through the ratemaking process. We will recognize this regulatory income tax asset in deferred tax expense as the corresponding temporary differences reverse and additional income taxes are incurred.

5. EMPLOYEE RETIREMENT PLANS

DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS

We sponsor a defined benefit pension plan ("UGI Utilities Pension Plan") for employees of UGI, UGI Utilities, and certain of UGI's other wholly owned subsidiaries. In addition, we provide postretirement health care benefits to certain of our retirees and a limited number of active employees meeting certain age and service requirements, and postretirement life insurance benefits to nearly all active and retired employees.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following provides a reconciliation of projected benefit obligations, plan assets, and funded status of the plans as of September 30:

                                                           Pension             Other Postretirement
                                                           Benefits                  Benefits
                                                    ----------------------    ----------------------
                                                      2003         2002         2003         2002
--------------------------------------------------------------------------    ----------------------
CHANGE IN BENEFIT OBLIGATIONS:
    Benefit obligations - beginning of year         $ 190,873    $ 165,154    $  23,397    $  18,179
    Service cost                                        4,544        3,582          117           90
    Interest cost                                      12,976       12,480        1,518        1,474
    Actuarial loss                                     10,472       18,589          863        5,051
    Plan amendments                                         -          395            -            -
    Benefits paid                                      (9,406)      (9,327)      (1,328)      (1,397)
----------------------------------------------------------------------------------------------------
    Benefit obligations - end of year               $ 209,459    $ 190,873    $  24,567    $  23,397
----------------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS:
    Fair value of plan assets - beginning of year   $ 166,064    $ 183,736    $   7,846    $   6,994
    Actual return on plan assets                       27,182       (8,345)         172          144
    Employer contributions                                  -            -        2,310        2,105
    Benefits paid                                      (9,406)      (9,327)      (1,328)      (1,397)
----------------------------------------------------------------------------------------------------
    Fair value of plan assets - end of year         $ 183,840    $ 166,064    $   9,000    $   7,846
----------------------------------------------------------------------------------------------------

Funded status of the plans                          $ (25,619)   $ (24,809)   $ (15,567)   $ (15,551)
Unrecognized net actuarial loss                        51,205       50,190        6,870        5,945
Unrecognized prior service cost                         2,345        3,038            -            -
Unrecognized net transition (asset) obligation         (1,374)      (3,004)       6,375        7,059
----------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost - end of year        $  26,557    $  25,415    $  (2,322)   $  (2,547)
----------------------------------------------------------------------------------------------------

ASSUMPTIONS AS OF SEPTEMBER 30:
Discount rate                                             6.2%         6.8%         6.2%         6.8%
Expected return on plan assets                            9.0%         9.5%         6.0%         6.0%
Rate of increase in salary levels                         4.0%         4.5%         4.0%         4.5%
----------------------------------------------------------------------------------------------------

Net pension income is determined using assumptions as of the beginning of each year. Funded status is determined using assumptions as of the end of each year.

Included in the end of year pension benefit obligations above are $15,528 at September 30, 2003 and $13,955 at September 30, 2002 relating to employees of UGI and certain of its other subsidiaries. Included in the end of year postretirement obligations above are $658 at September 30, 2003 and $649 at September 30, 2002 relating to employees of UGI and certain of its other subsidiaries.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net periodic pension and other postretirement benefit costs relating to UGI Utilities employees include the following components:

                                                          Pension                      Other Postretirement
                                                          Benefits                           Benefits
                                              --------------------------------    --------------------------------
                                                2003        2002        2001        2003        2002        2001
------------------------------------------------------------------------------    --------------------------------
Service cost                                  $  4,051    $  3,193    $  2,785    $    109    $     84    $     82
Interest cost                                   12,004      11,600      11,319       1,497       1,453       1,326
Expected return on assets                      (16,646)    (17,778)    (17,766)       (414)       (366)       (366)
Amortization of:
    Transition (asset) obligation               (1,510)     (1,518)     (1,530)        680         680         679
    Prior service cost                             643         646         625           -           -           -
    Actuarial (gain) loss                          216           -      (1,104)        203          20           -
------------------------------------------------------------------------------------------------------------------
Net benefit cost (income)                       (1,242)     (3,857)     (5,671)      2,075       1,871       1,721
Change in regulatory assets and liabilities          -           -           -       1,024       1,228       1,378
------------------------------------------------------------------------------------------------------------------
Net expense (income)                          $ (1,242)   $ (3,857)   $ (5,671)   $  3,099    $  3,099    $  3,099
------------------------------------------------------------------------------------------------------------------

UGI Utilities Pension Plan assets are held in trust and consist principally of equity and fixed income mutual funds and a commingled bond fund. UGI Common Stock comprised approximately 7% of trust assets at September 30, 2003. Although the UGI Utilities Pension Plan projected benefit obligations exceeded plan assets at September 30, 2003 and 2002, plan assets exceeded accumulated benefit obligations by $7,346 and $7,154, respectively.

Pursuant to orders issued by the PUC, UGI Utilities has established a Voluntary Employees' Beneficiary Association ("VEBA") trust to pay retiree health care and life insurance benefits and to fund the UGI Utilities' postretirement benefit liability. UGI Utilities is required to fund its postretirement benefit obligations by depositing into the VEBA the annual amount of postretirement benefits costs determined under SFAS No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions." The difference between such amounts and amounts included in UGI Utilities' rates is deferred for future recovery from, or refund to, ratepayers. VEBA investments consist principally of equity and fixed income mutual funds.

The assumed health care cost trend rates are 11.0% for fiscal 2004, decreasing to 5.5% in fiscal 2010. A one percentage point change in the assumed health care cost trend rate would change the 2003 postretirement benefit cost and obligation as follows:

                                                   1%             1%
                                                Increase       Decrease
-----------------------------------------------------------------------
Effect on total service and interest costs      $     91       $    (80)
Effect on postretirement benefit obligation        1,460         (1,286)
-----------------------------------------------------------------------

We also sponsor unfunded retirement benefit plans for certain key employees. At September 30, 2003 and 2002, the projected benefit obligations of these plans were $3,469 and $2,816, respectively. We recorded expense for these plans of $353 in 2003, $269 in 2002 and $235 in 2001.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DEFINED CONTRIBUTION PLANS

We sponsor a 401(k) savings plan for eligible employees ("Utilities Savings Plan"). Generally, participants in the Utilities Savings Plan may contribute a portion of their compensation on a before-tax and after-tax basis. We may, at our discretion, match a portion of participants' contributions. The cost of benefits under the savings plans totaled $968 in 2003, $932 in 2002 and $936 in 2001.

6. INVENTORIES

Inventories comprise the following at September 30:

                                  2003     2002
-------------------------------------------------
Utility fuel and gases          $51,505   $36,208
Appliances for sale                 548       480
Materials, supplies and other     1,964     1,966
-------------------------------------------------
Total inventories               $54,017   $38,654
-------------------------------------------------

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

At September 30, 2003 and 2002, we had outstanding 200,000 shares of $7.75 Series cumulative preferred stock. We are required to establish a sinking fund to redeem on October 1 in each year, commencing October 1, 2004, 10,000 shares of our $7.75 Series at a price of $100 per share. The $7.75 Series is redeemable, in whole or in part, at our option on or after October 1, 2004, at a price of $100 per share. All outstanding shares of $7.75 Series are subject to mandatory redemption on October 1, 2009, at a price of $100 per share.

8. COMMITMENTS AND CONTINGENCIES

We lease various buildings and transportation, computer and office equipment and other facilities under operating leases. Certain of our leases contain renewal and purchase options and also contain escalation clauses. Our aggregate rental expense for such leases was $4,303 in 2003, $4,690 in 2002 and $4,624 in 2001.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Minimum future payments under operating leases that have initial or remaining noncancelable terms in excess of one year for the fiscal years ending September 30 are as follows: 2004 - $2,890; 2005 - $2,420; 2006 - $2,115; 2007 - $1,754;
2008 - $1,024; after 2008 - $3,203.

Gas Utility has gas supply agreements with producers and marketers with terms not exceeding one year. Gas Utility also has agreements for firm pipeline transportation and storage capacity which Gas Utility may terminate at various dates through 2016. Gas Utility's costs associated with transportation and storage capacity agreements are included in its annual PGC filing with the PUC and are recoverable through PGC rates. In addition, Gas Utility has short-term gas supply agreements which permit it to purchase certain of its gas supply needs on a firm or interruptible basis at spot-market prices.

Electric Utility purchases its capacity requirements and electric energy needs under contracts with various suppliers and on the spot market. Contracts with producers for capacity and energy needs expire at various dates through 2008.

Future contractual cash obligations under Gas Utility and Electric Utility supply, storage and service agreements existing at September 30, 2003 are as follows: 2004 - $157,050; 2005 - $87,850; 2006 - $48,156; 2007 - $25,074; 2008 -
$14,714; after 2008 - $73,997.

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

UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because Gas Utility is currently permitted to include in rates, through future base rate proceedings, prudently incurred remediation costs associated with such sites. UGI Utilities has been notified of several sites outside Pennsylvania on which (1) MGPs were formerly operated by it or owned or operated by its former subsidiaries and (2) either environmental agencies or private parties are investigating the extent of environmental contamination or performing environmental remediation. UGI Utilities is currently litigating three claims against it relating to out-of-state sites.

Management believes that under applicable law UGI Utilities should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by former subsidiaries of UGI Utilities, if a court were to conclude that (1) the subsidiary's separate corporate form should be disregarded or (2) UGI Utilities should be considered to have been an operator because of its conduct with respect to its subsidiary's MGP.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In April 2003, Citizens Communications Company ("Citizens") served a complaint naming UGI Utilities as a third-party defendant in a civil action pending in United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, Maine ("City") sued Citizens to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Citizens' predecessors at a site on the Penobscot River. Citizens subsequently joined UGI Utilities and ten other third-party defendants alleging that the third party defendants are responsible for an equitable share of costs Citizens may be required to pay to the City for cleaning up tar deposits in the Penobscot River. The City believes that it could cost as much as $50,000 to clean up the river. UGI Utilities believes that it has good defenses to the claim.

By letter dated July 29, 2003, Atlanta Gas Light Company ("AGL") served UGI Utilities with a complaint filed in the United States District Court for the Middle District of Florida in which AGL alleges that UGI Utilities is responsible for 20% of approximately $8,000 incurred by AGL in the investigation and remediation of a former MGP site in St. Augustine, Florida. UGI Utilities formerly owned stock of the St. Augustine Gas Company, the owner and operator of the MGP. UGI Utilities believes that it has good defenses to the claim and is defending the suit.

On September 20, 2001, Consolidated Edison Company of New York ("ConEd") filed suit against UGI Utilities in the United States District Court for the Southern District of New York, seeking contribution from UGI Utilities for an allocated share of response costs associated with investigating and assessing gas plant related contamination at former MGP sites in Westchester County, New York. The complaint alleges that UGI Utilities "owned and operated" the MGPs prior to 1904. The complaint also seeks a declaration that UGI Utilities is responsible for an allocated percentage of future investigative and remedial costs at the sites. ConEd believes that the cost of remediation for all of the sites could exceed $70,000. UGI Utilities believes that it has good defenses to the claim and is defending the suit. In November 2003, the court granted UGI Utilities' motion for summary judgment in part, dismissing all claims premised on a disregard of the separate corporate form of UGI Utilities' former subsidiaries and dismissing claims premised on UGI Utilities' operation of three of the MGPs under operating leases with ConEd's predecessors. The court reserved decision on the remaining theory of liability, that UGI Utilities was a direct operator of the remaining MGPs.

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

developments with respect to these matters and the amounts of future operating results and cash flows.

9. FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments included in current assets and current liabilities (excluding current maturities of long-term debt) approximate their fair values because of their short-term nature. The estimated fair value of our long-term debt is approximately $233,000 at September 30, 2003 and $263,000 at September 30, 2002. We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt. The estimated fair value of our Series Preferred Stock is approximately $20,900 at September 30, 2003 and $20,400 at September 30, 2002. We estimated the fair value of our Series Preferred Stock based on the fair value of redeemable preferred stock with similar credit ratings and redemption features.

We have financial instruments such as trade accounts receivable which could expose us to concentrations of credit risk. The credit risk from trade accounts receivable is limited because we have a large customer base which extends across many different markets. At September 30, 2003 and 2002, we had no significant concentrations of credit risk.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. SEGMENT INFORMATION

We have determined that we have two reportable segments: (1) Gas Utility and (2) Electric Operations. Gas Utility revenues are derived principally from the sale and distribution of natural gas to customers in eastern and southeastern Pennsylvania. Electric Operations derives its revenues principally from the sale and distribution of electricity in two northeastern Pennsylvania counties.

The accounting policies of our reportable segments are the same as those described in Note 1. We evaluate the performance of our Gas Utility and Electric Operations segments principally based upon their income before income taxes.

No single customer represents more than ten percent of our consolidated revenues and there are no significant intersegment transactions. In addition, all of our reportable segments' revenues are derived from sources within the United States, and all of our reportable segments' long-lived assets are located in the United States. Financial information by business segment follows:

                                                        Gas         Electric
                                        Total         Utility      Operations
-----------------------------------------------------------------------------
2003
  Revenues                            $ 636,758      $ 539,862      $ 96,896
  Cost of sales                         392,901        342,987        49,914
  Depreciation and amortization          21,240         18,147         3,093
  Operating income                      117,868         96,086        21,782
  Interest expense                       17,656         15,409         2,247
  Income before income taxes            100,212         80,677        19,535
  Total assets                          809,048        725,085        83,963
  Capital expenditures                   41,297         37,204         4,093

2002
  Revenues                            $ 490,552      $ 404,519      $ 86,033
  Cost of sales                         290,282        241,669        48,613
  Depreciation and amortization          22,172         18,983         3,189
  Operating income                       90,317         77,148        13,169
  Interest expense                       16,652         14,224         2,428
  Income before income taxes             73,665         62,924        10,741
  Total assets                          798,123        689,080       109,043
  Capital expenditures                   35,884         31,034         4,850

2001
  Revenues                            $ 584,762      $ 500,832      $ 83,930
  Cost of sales                         374,781        322,915        51,866
  Depreciation and amortization          23,767         20,171         3,596
  Operating income                       98,556         87,846        10,710
  Interest expense                       18,988         16,258         2,730
  Income before income taxes             79,568         71,588         7,980
  Total assets                          784,409        678,947       105,462
  Capital expenditures                   36,783         31,757         5,026

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

                         December 31,                March 31,                  June 30,               September 30,
                       2002         2001         2003         2002         2003         2002         2003         2002
------------------------------------------------------------------------------------------------------------------------
Revenues             $168,351     $141,481     $269,296     $179,945     $121,546     $ 88,249     $ 77,565     $ 80,877
Operating income       38,830       27,609       63,449       41,319       10,005       13,222        5,584        8,167
Net income             20,714       14,045       35,399       22,549        3,640        5,552          919        1,949
------------------------------------------------------------------------------------------------------------------------

12. OTHER INCOME, NET

Other income, net, comprises the following:

                              2003        2002        2001
------------------------------------------------------------
Non-tariff service income    $ 5,693    $  5,701    $  5,410
Pension income                 1,242       3,858       5,671
Interest income                  128       1,110         235
Other                          1,682       1,054       3,795
------------------------------------------------------------
                             $ 8,745    $ 11,723    $ 15,111
------------------------------------------------------------

13. RELATED PARTY TRANSACTIONS

UGI provides administrative and general support to UGI Utilities. UGI bills UGI Utilities monthly for an allocated share of its general corporate expenses. This allocation is based upon a three-factor formula which includes revenues, costs and expenses, and net assets. These billed expenses are classified as operating and administrative expenses - related parties in the Consolidated Statements of Income.

In accordance with the terms of an Affiliated Interest Agreement ("Affiliated Agreement") approved by the PUC, Gas Utility enters into wholesale natural gas transactions with Energy Services, Inc. ("Energy Services"), a wholly owned second-tier subsidiary of UGI, for winter storage service and, from time to time, purchases of natural gas. During 2003 and 2002, the aggregate amount of these transactions totaled $4,709 and $2,614, respectively. Such amounts were not material in 2001. In addition, from time to time, the Company sells natural gas to Energy Services pursuant to the terms of the Affiliated Agreement. During 2003, 2002 and 2001, revenues associated with these sales to Energy Services totaled $4,234, $17,379 and $10,976, respectively. These transactions did not have a material effect on the Company's net income during 2003, 2002 and 2001.

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of dollars)

                                           Balance at   Charged to                 Balance at
                                           beginning    costs and                    end of
                                            of year      expenses       Other         year
                                           ----------   ----------   -----------   ----------
YEAR ENDED SEPTEMBER 30, 2003
Reserves deducted from assets in
   the consolidated balance sheet:
      Allowance for doubtful accounts       $ 1,972      $  7,778    $ (6,475)(1)   $ 3,275
                                            =======                                 =======

Other reserves (3)                          $ 3,363      $  3,164    $ (3,294)(2)   $ 3,616
                                            =======                                 =======
                                                                          383 (4)

YEAR ENDED SEPTEMBER 30, 2002
Reserves deducted from assets in
   the consolidated balance sheet:
      Allowance for doubtful accounts       $ 3,151      $  5,270    $ (6,449)(1)   $ 1,972
                                            =======                                 =======

Other reserves (3)                          $ 3,467      $    748    $ (2,352)(2)   $ 3,363
                                            =======                                 =======
                                                                        1,500 (4)

YEAR ENDED SEPTEMBER 30, 2001
Reserves deducted from assets in
   the consolidated balance sheet:
      Allowance for doubtful accounts       $ 2,061      $  8,269    $ (7,179)(1)   $ 3,151
                                            =======                                 =======

Other reserves (3)                          $ 1,954      $  1,696    $   (276)(2)   $ 3,467
                                            =======                                 =======
                                                                           93 (4)

(1) Uncollectible accounts written off, net of recoveries.

(2) Payments, net

(3) Includes reserves for self-insured property and casualty liability, insured property and casualty liability, environmental, litigation and other.

(4) Other adjustments

                                  EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
     3.2                Bylaws as amended through September 30, 2003

   10.19 UGI Utilities, Inc. Severance Plan for Exempt Employees in Salary Grades 34-37 and Salary Grades 18-23 effective
                        January 1, 1999

   10.21                Change of Control Agreement for Mr. Chaney

   10.22 Form of Change of Control Agreement for executive officers other than Messrs. Chaney and Greenberg

    12.1                Computation of Ratio of Earnings to Fixed Charges

    12.2                Computation of Ratio of Earnings to Combined Fixed
                        Charges and Preferred Stock Dividends

      14 Code of Ethics for principal executive, financial and accounting officers

      23                Consent of PricewaterhouseCoopers LLP

    31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-K for the year ended
                        September 30, 2003 pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002

    31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-K for the year ended
                        September 30, 2003 pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002

      32                Certification by Chief Executive Officer and Chief
                        Financial Officer