Form 10-Q
period 2003-12-31
UGI UTILITIES INC
filed 2004-02-13
CIK 100548

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         At January 31, 2004, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                               UGI UTILITIES, INC.

                                TABLE OF CONTENTS

                                                                                                        PAGES
                                                                                                        -----
PART I FINANCIAL INFORMATION

        Item 1.        Financial Statements

                       Condensed Consolidated Balance Sheets as of December 31, 2003,
                            September 30, 2003 and December 31, 2002                                      1

                       Condensed Consolidated Statements of Income for the three
                            months ended December 31, 2003 and 2002                                       2

                       Condensed Consolidated Statements of Cash Flows for the
                            three months ended December 31, 2003 and 2002                                 3

                       Notes to Condensed Consolidated Financial Statements                             4 - 9

        Item 2.        Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                        10 - 14

        Item 3.        Quantitative and Qualitative Disclosures About Market Risk                        15

        Item 4.        Controls and Procedures                                                           16

PART II OTHER INFORMATION

        Item 6.        Exhibits and Reports on Form 8-K                                                  17

        Signatures                                                                                       18

                               UGI UTILITIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                               December 31,   September 30,  December 31,
                                                                                   2003           2003           2002
                                                                               -----------    ------------   -----------
ASSETS
  Current assets:
     Cash and cash equivalents                                                  $   2,692       $     304     $   8,510
     Accounts receivable (less allowances for doubtful accounts
          of $3,328, $3,275 and $2,669, respectively)                              66,604          30,101        68,471
     Accrued utility revenues                                                      30,649           7,431        27,844
     Inventories                                                                   47,497          54,017        33,832
     Deferred income taxes                                                          7,742          10,375         4,792
     Prepaid expenses and other current assets                                      5,370           5,552         1,623
                                                                                ---------       ---------     ---------
          Total current assets                                                    160,554         107,780       145,072

  Property, plant and equipment, at cost (less accumulated depreciation
          and amortization of $301,171, $296,871 and $294,948, respectively)      614,456         610,987       596,144

  Regulatory assets                                                                61,322          60,253        58,338
  Other assets                                                                     30,309          30,028        39,134
                                                                                ---------       ---------     ---------
          Total assets                                                          $ 866,641       $ 809,048     $ 838,688
                                                                                =========       =========     =========

LIABILITIES  AND  STOCKHOLDER'S  EQUITY
  Current liabilities:
     Current maturities of long-term debt                                       $       -       $       -     $  50,000
     Current maturities of preferred shares subject to mandatory
           redemption, without par value                                            1,000               -             -
     Bank loans                                                                    72,200          40,700        78,300
     Accounts payable                                                              76,923          55,298        67,915
     Other current liabilities                                                     55,555          56,913        39,888
                                                                                ---------       ---------     ---------
          Total current liabilities                                               205,678         152,911       236,103

  Long-term debt                                                                  217,241         217,271       172,345
  Deferred income taxes                                                           147,674         144,176       135,590
  Deferred investment tax credits                                                   7,887           7,987         8,286
  Other noncurrent liabilities                                                     12,337          11,951        13,312
  Preferred shares subject to mandatory redemption, without par value              19,000          20,000             -
                                                                                ---------       ---------     ---------
          Total liabilities                                                       609,817         554,296       565,636

  Commitments and contingencies (note 3)

  Preferred shares subject to mandatory redemption, without par value                   -               -        20,000

  Common stockholder's equity:
     Common Stock, $2.25 par value (authorized - 40,000,000 shares;
          issued and outstanding - 26,781,785 shares)                              60,259          60,259        60,259
     Additional paid-in capital                                                    79,046          79,046        73,057
     Retained earnings                                                            119,317         117,496       122,309
     Accumulated other comprehensive loss                                          (1,798)         (2,049)       (2,573)
                                                                                ---------       ---------     ---------
          Total common stockholder's equity                                       256,824         254,752       253,052
                                                                                ---------       ---------     ---------
     Total liabilities and stockholder's equity                                 $ 866,641       $ 809,048     $ 838,688
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

                               UGI UTILITIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                             (Thousands of dollars)

                                                                   Three Months Ended
                                                                      December 31,
                                                                 -----------------------
                                                                    2003         2002
                                                                 ---------     ---------
Revenues                                                         $ 170,684     $ 168,351
                                                                 ---------     ---------

Costs and expenses:
    Cost of sales - gas, fuel and purchased power                  105,645       100,444
    Operating and administrative expenses                           20,815        20,808
    Operating and administrative expenses - related parties          3,576         1,890
    Taxes other than income taxes                                    3,098         2,938
    Depreciation and amortization                                    5,394         5,314
    Other income, net                                               (1,794)       (1,873)
                                                                 ---------     ---------
                                                                   136,734       129,521
                                                                 ---------     ---------

Operating income                                                    33,950        38,830
Interest expense                                                     4,604         4,335
                                                                 ---------     ---------
Income before income taxes                                          29,346        34,495
Income taxes                                                        11,838        13,781
                                                                 ---------     ---------
Net income                                                          17,508        20,714
Dividends on preferred shares subject to mandatory redemption            -           388
                                                                 ---------     ---------
Net income after dividends on preferred shares subject to
    mandatory redemption                                         $  17,508     $  20,326
                                                                 =========     =========

See accompanying notes to condensed consolidated financial statements.

                               UGI UTILITIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)

                                                                                Three Months Ended
                                                                                    December 31,
                                                                              -----------------------
                                                                                2003           2002
                                                                              --------       --------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net income                                                                $ 17,508       $ 20,714
    Adjustments to reconcile net income to net cash provided
         by operating activities:
              Depreciation and amortization                                      5,394          5,314
              Deferred income taxes, net                                         4,882            453
              Provision for uncollectible accounts                               1,692          1,867
              Other, net                                                         1,398            473
              Net change in:
                   Accounts receivable and accrued utility revenues            (61,412)       (51,558)
                   Inventories                                                   6,520          4,822
                   Deferred fuel costs                                          (8,420)         7,098
                   Accounts payable                                             21,624         10,416
                   Other current assets and liabilities                          6,189          1,389
                                                                              --------       --------
         Net cash (used) provided by operating activities                       (4,625)           988
                                                                              --------       --------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Expenditures for property, plant and equipment                              (8,404)        (8,211)
    Net (costs of) proceeds from property, plant and equipment disposals          (396)           261
                                                                              --------       --------
         Net cash used by investing activities                                  (8,800)        (7,950)
                                                                              --------       --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Payment of dividends                                                       (15,687)        (5,718)
    Repayment of long-term debt                                                      -        (26,000)
    Bank loans increase                                                         31,500         41,100
                                                                              --------       --------
         Net cash provided by financing activities                              15,813          9,382
                                                                              --------       --------
    Cash and cash equivalents increase                                        $  2,388       $  2,420
                                                                              ========       ========

CASH  AND  CASH  EQUIVALENTS:
    End of period                                                             $  2,692       $  8,510
    Beginning of period                                                            304          6,090
                                                                              --------       --------
         Increase                                                             $  2,388       $  2,420
                                                                              ========       ========

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

         Our condensed consolidated financial statements include the accounts of UGI Utilities and its majority-owned subsidiaries. We eliminate all significant intercompany accounts and transactions when we consolidate. Our investment in Energy Ventures was accounted for under the equity method. Gas Utility and Electric Utility are subject to regulation by the Pennsylvania Public Utility Commission ("PUC"). UGID was granted "Exempt Wholesale Generator" status by the Federal Energy Regulatory Commission.

         In June 2003, the Company dividended all of the common stock of UGID to UGI. The net book value of the assets and liabilities of UGID and its subsidiaries totaling $15,407 (including $2,572 of cash) was eliminated from the consolidated balance sheet and reflected as a dividend from retained earnings. UGID and its subsidiaries did not have a material effect on the Company's results of operations for the three months ended December 31, 2002.

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2003 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the year ended September 30, 2003 ("Company's 2003 Annual Report"). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

                               UGI UTILITIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)
                             (Thousands of dollars)

         COMPREHENSIVE INCOME. The following table presents the components of comprehensive income for the three months ended December 31, 2003 and 2002:

                                                            Three Months Ended
                                                               December 31,
                                                        ------------------------
                                                          2003              2002
--------------------------------------------------------------------------------
Net income                                              $17,508          $20,714
Other comprehensive income                                  251              201
--------------------------------------------------------------------------------
Comprehensive income                                    $17,759          $20,915
--------------------------------------------------------------------------------

         Other comprehensive income comprises changes in the fair value of interest rate protection and electricity price swap agreements qualifying as hedges, net of reclassifications to net income.

         USE OF ESTIMATES. We make estimates and assumptions when preparing financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

         PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION. Beginning July 1, 2003, the Company accounts for its preferred shares subject to mandatory redemption in accordance with Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes guidelines on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 results in the Company presenting its preferred shares subject to mandatory redemption in the liabilities section of the balance sheet, and reflecting dividends paid on these shares as a component of interest expense, for periods presented after June 30, 2003. Because SFAS 150 specifically prohibits the restatement of financial statements prior to its adoption, prior period amounts have not been reclassified.

                               UGI UTILITIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)
                             (Thousands of dollars)

2.       SEGMENT INFORMATION

         The Company has two reportable segments: (1) Gas Utility and (2) Electric Operations. The accounting policies of our two reportable segments are the same as those described in the Significant Accounting Policies note contained in the Company's 2003 Annual Report. We evaluate each segment's profitability principally based upon its income before income taxes. No single customer represents more than 10% of the total revenues of either Gas Utility or Electric Operations. There are no significant intersegment transactions. In addition, all of our reportable segments' revenues are derived from sources within the United States. Financial information by business segment follows:

         THREE MONTHS ENDED DECEMBER, 2003:

                                                                Gas      Electric
                                                   Total      Utility  Operations(a)
                                                 -----------------------------------
Revenues                                         $170,684    $149,265    $ 21,419
Cost of sales - gas, fuel and purchased power     105,645      95,110      10,535
Depreciation and amortization                       5,394       4,658         736
Operating income                                   33,950      29,401       4,549
Interest expense                                    4,604       4,116         488
Income before income taxes                         29,346      25,285       4,061
Total assets at period end                        866,641     781,804      84,837

         THREE MONTHS ENDED DECEMBER 31, 2002:

                                                                Gas      Electric
                                                   Total      Utility  Operations(a)
                                                 ----------------------------------
Revenues                                         $168,351    $145,075    $ 23,276
Cost of sales - gas, fuel and purchased power     100,444      88,394      12,050
Depreciation and amortization                       5,314       4,530         784
Operating income                                   38,830      33,543       5,287
Interest expense                                    4,335       3,718         617
Income before income taxes                         34,495      29,824       4,671
Total assets at period end                        838,688     731,125     107,563

      (a) Electric Operations comprises Electric Utility and, for the three months ended December 31, 2002, UGID.

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

                               UGI UTILITIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)
                             (Thousands of dollars)

4.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises the disclosure requirements about pension plans and other postretirement benefit plans, but does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 132 requires additional disclosures concerning, among other things, the measurement date used to determine pension and other postretirement benefit measurements, plan assets, accumulated benefit obligations, cash flows and net periodic benefit costs as well as disclosure in interim financial statements of net periodic benefit costs, and employer's contributions paid and expected to be paid during the fiscal year (if amounts are significantly different from those previously disclosed in the annual financial statements). SFAS 132 is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. As required by SFAS 132, the Company will provide supplemental disclosures in its interim financial statements for the quarter ended March 31, 2004.

         In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 is effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interests created or acquired before February 1, 2003, FIN 46 is effective for the first fiscal or interim period beginning after December 15, 2003. If certain conditions are met, FIN 46 requires the primary beneficiary to consolidate certain variable interest entities in which the other equity investors lack the essential characteristics of controlling financial interest or their investment at risk is not sufficient to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. The Company has not created or obtained any variable interest entities after January 31, 2003. In December 2003, the FASB issued a revision to FIN 46 which addresses new effective dates and certain implementation issues. Among these issues is the addition of a scope exception for certain entities that meet the definition of a business provided certain criteria are met. The adoption of FIN 46, as revised, is not expected to impact the Company's financial position or results of operations.

         On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. Among other things, the Act provides for a prescription drug benefit to Medicare beneficiaries on a voluntary basis beginning in 2006. To encourage employers to continue to offer retiree prescription drug benefits, the Act provides for a tax-free subsidy to employers who offer a prescription drug benefit that is at least actuarially equivalent to the standard benefit offered under the Act.

                               UGI UTILITIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)
                             (Thousands of dollars)

         The Company provides postretirement health care benefits to certain of its retirees and a limited number of active employees meeting certain age and service requirements. These postretirement benefits include certain retiree prescription drug benefits. Pursuant to orders issued by the PUC, UGI Utilities has established a Voluntary Employees' Beneficiary Association ("VEBA") trust to pay retiree health care and life insurance benefits and to fund the UGI Utilities' postretirement benefit liability. UGI Utilities is required to fund its postretirement benefit obligations by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions." The difference between the annual amount calculated and the amount in UGI Utilities' rates is deferred for future recovery from, or refund to, ratepayers.

         The Company is currently in the process of evaluating the effects of the Act on the benefits it provides to its retirees and whether or not it is appropriate to amend certain provisions of the retiree health care program in response to the Act. Due to inherent uncertainties regarding the direct effects of the Act, the effects of the Act on retiree's behavior with respect to prescription drug benefits, pending authoritative guidance on how actuarial equivalency in order to qualify for the federal subsidy is measured, and how the federal subsidy will be reflected under accounting principles generally accepted in the United States of America, we have elected to defer recognizing the effects of the Act in accounting for these benefits and in providing disclosures until authoritative guidance on the accounting for the federal subsidy is issued, in accordance with FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." Authoritative guidance, when issued, could require us to change the amount of postretirement benefit costs we are currently recording. However, under the current ratemaking described above, any increases or decreases in postretirement benefit costs resulting from the Act will not affect our reported results. In addition, because of the limited number of participants in the program and the current level of postretirement benefits, we do not believe the Act will have a material effect on the Company's cash flows.

                               UGI UTILITIES, INC.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for the three months ended December 31, 2003 ("2003 three-month period") with the three months ended December 31, 2002 ("2002 three-month period"). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements.


                                                                         Increase
Three Months Ended December 31,                2003        2002         (Decrease)
-------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
   Revenues                                   $149.3     $145.1    $  4.2      2.9%
   Total margin (a)                           $ 54.2     $ 56.7    $ (2.5)    (4.4)%
   Operating income                           $ 29.4     $ 33.5    $ (4.1)   (12.2)%
   Income before income taxes                 $ 25.3     $ 29.8    $ (4.5)   (15.1)%
   System throughput - bcf                      23.3       23.3         -        -
   Heating degree days - % colder (warmer)
     than normal                                (3.8)       6.4         -        -

ELECTRIC OPERATIONS:
   Revenues                                   $ 21.4     $ 23.3    $ (1.9)    (8.2)%
   Total margin (a)                           $  9.7     $ 10.0    $ (0.3)    (3.0)%
   Operating income                           $  4.5     $  5.3    $ (0.8)   (15.1)%
   Income before income taxes                 $  4.1     $  4.7    $ (0.6)   (12.8)%
   Distribution sales - gwh                    243.5      244.4      (0.9)    (0.4)%

bcf - billions of cubic feet.      gwh - millions of kilowatt-hours.

(a) Gas Utility's total margin represents total revenues less cost of sales. Electric Operation's total margin represents total revenues less cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.2 million in each of the three month-periods ended December 31, 2003 and 2002. For financial statement purposes, revenue-related taxes are included in "taxes other than income taxes" on the Condensed Consolidated Statements of Income.

GAS UTILITY. Weather in Gas Utility's service territory during the 2003 three-month period was 3.8% warmer than normal compared with weather that was 6.4% colder than normal in the 2002 three-month period. Total distribution system throughput was unchanged as lower sales to firm- residential, commercial and industrial ("retail core-market") customers, resulting from warmer weather, were offset by greater sales to firm delivery service customers and year-over-year customer growth. The increase in Gas Utility revenues during the 2003 three-month period reflects a $12.5 million increase in revenues from off-system sales partially offset by lower revenues from retail core-market customers resulting from the lower volumes sold. Gas Utility cost of gas was $95.1 million in the 2003 three-month period compared to $88.4 million in the

                               UGI UTILITIES, INC.

2002 three-month period reflecting increased cost of gas associated with the higher off-system sales reduced by lower retail core-market gas costs as a result of the lower volumes sold.

The decline in Gas Utility total margin reflects a $2.0 million decline in retail core-market margin resulting from lower retail core-market sales and lower margin from interruptible customers.

Gas Utility operating income declined $4.1 million in the 2003 three-month period reflecting the previously mentioned decline in total margin, an increase in operating and administrative expenses and slightly higher depreciation and amortization expense. Operating and administrative expenses increased $1.7 million principally reflecting greater compensation and benefits expense due in large part to higher stock-based incentive compensation costs. The decrease in Gas Utility income before income taxes reflects the decline in operating income and higher interest expense due to including dividends on preferred shares subject to mandatory redemption as a component of interest expense in accordance with SFAS 150.

ELECTRIC OPERATIONS. Electric Utility's 2003 three-month period kilowatt-hour sales were slightly lower reflecting the effects on heating-related sales of weather that was warmer than in the prior-year period. Temperatures based upon heating degree days in the 2003 three-month period were approximately 1.7% warmer than normal compared with temperatures that were approximately 9.5% colder than normal in the comparable prior-year period.

The decline in Electric Operations' revenues in the 2003 three-month period principally reflects the absence of revenues from UGID's electricity generation business. In June 2003, UGID and its subsidiaries were dividended to UGI (see
Note 1 to Condensed Consolidated Financial Statements). Electric Operations cost of sales declined $1.5 million in the 2003 three-month period principally reflecting the absence of $2.1 million of costs related to UGID's operations offset by $0.6 million of higher Electric Utility's purchased power costs.

Electric Operations total margin in the 2003 three-month period declined $0.3 million principally because Electric Utility's cost of sales in the prior year benefited from transmission system congestion credits. Operating income and income before income taxes were lower in the 2003 three-month period principally reflecting the decline in total margin and higher operating and administrative expenses including greater distribution system and stock-based incentive compensation expenses.

Consistent with the terms of Electric Utility's Provider of Last Resort ("POLR") Settlement, effective January 1, 2004, Electric Utility's POLR rates for commercial and industrial customers increased. This increase is not expected to have a material effect on Fiscal 2004 operating results.

                               UGI UTILITIES, INC.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's total debt outstanding at December 31, 2003 totaled $289.4 million (including $72.2 million in bank loans) compared with $258.0 million (including $40.7 million in bank loans) at September 30, 2003.

The Company has revolving credit commitments under which it may borrow up to $107 million. These agreements expire in June 2005 and 2006. At December 31, 2003 borrowing under these agreements totaled $52.2 million. In addition, UGI Utilities has an uncommitted arrangement with a major bank under which it may borrow up to $20 million. At December 31, 2003, there was $20 million outstanding under this agreement which amount matures March 9, 2004. UGI Utilities also has a shelf registration statement with the SEC under which it may issue up to an additional $40 million of Medium-Term Notes or other debt securities.

CASH FLOWS

OPERATING ACTIVITIES. Due to the seasonal nature of UGI Utilities' businesses, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for gas and electricity consumed during the peak heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company's investment in working capital, principally accounts receivable and inventories, is generally greatest. UGI Utilities uses its revolving credit agreements to manage these seasonal cash flow needs. Cash used by operating activities was $4.6 million during the three months ended December 31, 2003 compared with cash provided by operating activities of $1.0 million in the prior-year period. Cash flow from operating activities before changes in operating working capital was $30.9 million in the 2003 three-month period compared to $28.8 million in the prior-year three-month period, notwithstanding the lower operating results, principally reflecting greater noncash deferred income tax expense. Changes in operating working capital used $35.5 million of operating cash flow during the 2003 three-month period compared with $27.8 million during the prior-year three-month period.

INVESTING ACTIVITIES. Cash flow used in investing activities was $8.8 million in the 2003 three-month period compared with $8.0 million in the prior-year period. Expenditures for property, plant and equipment were $8.4 million in the 2003 three-month period compared with $8.2 million recorded in the prior-year period principally reflecting slightly higher Gas Utility capital expenditures. Net costs of property, plant and equipment disposals were higher in the 2003 three-month period as the prior-year amount reflected greater proceeds from the sale of property.

FINANCING ACTIVITIES. Cash flow from financing activities was $15.8 million in the 2003 three-month period compared with $9.4 million in the prior-year period. Financing activity cash flows are primarily due to issuances and repayments of long-term debt, net borrowings under revolving credit agreements, dividends on common and preferred shares, and capital contributions from UGI. During the 2003 and 2002 three-month periods, we paid dividends of $15.7 million and $5.3 million, respectively, to UGI. In addition, we paid dividends of $0.4 million on our preferred

                               UGI UTILITIES, INC.

shares subject to mandatory redemption during both periods. The dividends paid on preferred shares subject to mandatory redemption during the three months ended December 31, 2003 are reflected in cash flow from operations as a result of the application of SFAS No. 150 (see "Preferred Shares Subject to Mandatory Redemption" below). During the 2003 three-month period, we had net borrowings of $31.5 million under our revolving credit agreements and the uncommitted arrangement with a major bank compared to net borrowings of $41.1 million in the prior-year period.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises the disclosure requirements about pension plans and other postretirement benefit plans, but does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 132 requires additional disclosures concerning, among other things, the measurement date used to determine pension and other postretirement benefit measurements, plan assets, accumulated benefit obligations, cash flows and net periodic benefit costs as well as disclosure in interim financial statements of net periodic benefit costs, and employer's contributions paid and expected to be paid during the fiscal year (if amounts are significantly different from those previously disclosed in the annual financial statements). SFAS 132 is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. As required by SFAS 132, the Company will provide supplemental disclosures in its interim financial statements for the quarter ended March 31, 2004.

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 is effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interests created or acquired before February 1, 2003, FIN 46 is effective for the first fiscal or interim period beginning after December 15, 2003. If certain conditions are met, FIN 46 requires the primary beneficiary to consolidate certain variable interest entities in which the other equity investors lack the essential characteristics of controlling financial interest or their investment at risk is not sufficient to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. The Company has not created or obtained any variable interest entities after January 31,

                               UGI UTILITIES, INC.

2003. In December 2003, the FASB issued a revision to FIN 46 which addresses new effective dates and certain implementation issues. Among these issues is the addition of a scope exception for certain entities that meet the definition of a business provided certain criteria are met. The adoption of FIN 46, as revised, is not expected to impact the Company's financial position or results of operations.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. Among other things, the Act provides for a prescription drug benefit to Medicare beneficiaries on a voluntary basis beginning in 2006. To encourage employers to continue to offer retiree prescription drug benefits, the Act provides for a tax-free subsidy to employers who offer a prescription drug benefit that is at least actuarially equivalent to the standard benefit offered under the Act.

The Company provides postretirement health care benefits to certain of its retirees and a limited number of active employees meeting certain age and service requirements. These postretirement benefits include certain retiree prescription drug benefits. Pursuant to orders issued by the Pennsylvania Public Utility Commission ("PUC"), UGI Utilities has established a Voluntary Employees' Beneficiary Association ("VEBA") trust to pay retiree health care and life insurance benefits and to fund the UGI Utilities' postretirement benefit liability. UGI Utilities is required to fund its postretirement benefit obligations by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions." The difference between the annual amount calculated and the amount in UGI Utilities' rates is deferred for future recovery from, or refund to, ratepayers.

The Company is currently in the process of evaluating the effects of the Act on the benefits it provides to its retirees and whether or not it is appropriate to amend certain provisions of the retiree health care program in response to the Act. Due to inherent uncertainties regarding the direct effects of the Act, the effects of the Act on retiree's behavior with respect to prescription drug benefits, pending authoritative guidance on how actuarial equivalency in order to qualify for the federal subsidy is measured, and how the federal subsidy will be reflected under accounting principles generally accepted in the United States of America, we have elected to defer recognizing the effects of the Act in accounting for these benefits and in providing disclosures until authoritative guidance on the accounting for the federal subsidy is issued, in accordance with FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." Authoritative guidance, when issued, could require us to change the amount of postretirement benefit costs we are currently recording. However, under the current ratemaking described above, any increases or decreases in postretirement benefit costs resulting from the Act will not affect our reported results. In addition, because of the limited number of participants in the program and the current level of postretirement benefits, we do not believe the Act will have a material effect on the Company's cash flows.

                               UGI UTILITIES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Gas Utility's tariffs contain clauses that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to its customers. The recovery clauses provide for a periodic adjustment for the difference between the total amount actually collected from customers and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses exchange-traded natural gas call option contracts to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these call option contracts, net of associated gains, if any, is included in Gas Utility's PGC recovery mechanism.

Electric Utility purchases its power needs from electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market. Prices for electricity can be volatile especially during periods of high demand or tight supply. In accordance with a Provider of Last Resort ("POLR") settlement approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2004, and charge market rates thereafter. Electric Utility's fixed-price contracts with electricity suppliers mitigate most risks associated with the POLR service rate limits in effect through December 31, 2004. However, should any of the suppliers under these contracts fail to provide electric power under the terms of the power and capacity contracts, increases, if any, in the cost of replacement power or capacity could negatively impact Electric Utility results. In order to reduce this non-performance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them. During the quarter ended December 31, 2003, Electric Utility entered into an electricity price swap agreement to reduce the volatility in the cost of a portion of its anticipated electricity requirements in 2007. At December 31, 2003, the fair value of this price swap was $0.1 million. Fair value reflects the estimated amount that we would receive or pay to terminate the contract at the reporting date based upon quoted market prices of comparable contracts at December 31, 2003. An adverse change in electricity prices of ten percent would result in a $0.8 million decrease in the fair value of the swap.

Our variable-rate debt includes borrowings under our revolving credit agreements and the uncommitted arrangement with a major bank. These agreements provide for interest rates on borrowings that are indexed to short-term market interest rates. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we expect to refinance such debt with new debt having an interest rate that is more or less than the refinanced debt.

In order to reduce interest rate risk associated with near-term issuances of fixed-rate debt, we may enter into interest rate protection agreements. At December 31, 2003, the fair value of our unsettled interest rate protection agreement, which has been designated and qualifies as a cash flow hedge, was $0.5 million. An adverse change in interest rates on ten-year U.S. treasury notes of ten percent would result in a $0.4 million decrease in the fair value of this interest rate protection agreement.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits:

         12.1     Computation of ratio of earnings to fixed charges

         12.2     Computation of ratio of earnings to combined fixed charges and preferred stock dividends

         31.1     Certification by the Chief Executive Officer relating to the
                           Registrant's Report on Form 10-Q for the quarter ended December 31, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification by the Chief Financial Officer relating to the
                           Registrant's Report on Form 10-Q for the quarter ended December 31, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        *32       Certification by the Chief Executive Officer and the Chief
                           Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 2003.

--------------
* The Exhibit attached to this Form 10-Q shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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

                                                        UGI Utilities, Inc.
                                                        -----------------------
                                                        (Registrant)

Date: February 13, 2004                          By:  /s/ John C. Barney
                                                 -------------------------------
                                                 John C. Barney
                                                 Senior Vice President - Finance
                                                 (Principal Financial Officer)

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

12.1     Computation of ratio of earnings to fixed charges

12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends.

31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2003 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer relating to Registrant's Report on Form 10-Q for the quarter ended December 31, 2003 pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2003 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.