Form 10-Q
period 2004-03-31
UGI UTILITIES INC
filed 2004-05-17
CIK 100548

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         At April 30, 2004, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                               UGI UTILITIES, INC.

                                TABLE OF CONTENTS

                                                                                                     PAGES
                                                                                                     -----
PART I FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Condensed Consolidated Balance Sheets as of March 31, 2004,
                     September 30, 2003 and March 31, 2003                                             1

                 Condensed Consolidated Statements of Income for the three
                     and six months ended March 31, 2004 and 2003                                      2

                 Condensed Consolidated Statements of Cash Flows for the
                     six months ended March 31, 2004 and 2003                                          3

                 Notes to Condensed Consolidated Financial Statements                                4 - 12

      Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                            13 - 18

      Item 3.    Quantitative and Qualitative Disclosures About Market Risk                           19

      Item 4.    Controls and Procedures                                                              20

PART II OTHER INFORMATION

      Item 1.    Legal Proceedings                                                                    21

      Item 6.    Exhibits and Reports on Form 8-K                                                     22

      Signatures                                                                                      23

                               UGI UTILITIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                                 March 31,     September 30,     March 31,
                                                                                   2004            2003            2003
                                                                               -------------   -------------   -------------
ASSETS
     Current assets:
          Cash and cash equivalents                                            $       2,796   $         304   $       8,617
          Accounts receivable (less allowances for doubtful accounts
               of $6,573, $3,275 and $6,202, respectively)                            86,880          30,101          99,847
          Accrued utility revenues                                                    24,230           7,431          21,721
          Inventories                                                                  8,648          54,017           6,563
          Deferred income taxes                                                       13,537          10,375          18,074
          Prepaid expenses and other current assets                                    6,029           5,552           3,907
                                                                               -------------   -------------   -------------
               Total current assets                                                  142,120         107,780         158,729

     Property, plant and equipment, at cost (less accumulated depreciation
          and amortization of $305,764, $296,871 and $299,273, respectively)         617,141         610,987         598,395

     Regulatory assets                                                                62,102          60,253          59,212
     Other assets                                                                     30,860          30,028          40,574
                                                                               -------------   -------------   -------------
          Total assets                                                         $     852,223   $     809,048   $     856,910
                                                                               =============   =============   =============

LIABILITIES  AND  STOCKHOLDER'S  EQUITY
     Current liabilities:
          Current maturities of long-term debt                                 $           -   $           -   $      50,000
          Current maturities of preferred shares subject to mandatory
               redemption, without par value                                           1,000               -               -
          Bank loans                                                                  42,400          40,700          27,700
          Accounts payable                                                            48,674          55,298          51,079
          Accrued income taxes                                                        16,438             479          29,671
          Deferred fuel refunds                                                       18,245          14,734          31,369
          Other current liabilities                                                   42,296          41,700          37,034
                                                                               -------------   -------------   -------------
               Total current liabilities                                             169,053         152,911         226,853

     Long-term debt                                                                  217,211         217,271         172,322
     Deferred income taxes                                                           151,000         144,176         138,169
     Deferred investment tax credits                                                   7,788           7,987           8,186
     Other noncurrent liabilities                                                     12,170          11,951          12,821
     Preferred shares subject to mandatory redemption, without par value              19,000          20,000               -
                                                                               -------------   -------------   -------------
               Total liabilities                                                     576,222         554,296         558,351

     Commitments and contingencies (note 4)

     Preferred shares subject to mandatory redemption, without par value                   -               -          20,000

     Common stockholder's equity:
          Common Stock, $2.25 par value (authorized - 40,000,000 shares;
               issued and outstanding - 26,781,785 shares)                            60,259          60,259          60,259
          Additional paid-in capital                                                  79,046          79,046          73,057
          Retained earnings                                                          138,696         117,496         147,791
          Accumulated other comprehensive loss                                        (2,000)         (2,049)         (2,548)
                                                                               -------------   -------------   -------------
               Total common stockholder's equity                                     276,001         254,752         278,559
                                                                               -------------   -------------   -------------
          Total liabilities and stockholder's equity                           $     852,223   $     809,048   $     856,910
                                                                               =============   =============   =============

See accompanying notes to condensed consolidated financial statements.

                               UGI UTILITIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                             (Thousands of dollars)

                                                                    Three Months Ended             Six Months Ended
                                                                         March 31,                     March 31,
                                                                ---------------------------   ---------------------------
                                                                    2004           2003           2004           2003
                                                                ------------   ------------   ------------   ------------
Revenues                                                        $    268,217   $    269,296   $    438,901   $    437,647
                                                                ------------   ------------   ------------   ------------

Costs and expenses:
     Cost of sales - gas, fuel and purchased power                   176,491        173,167        282,136        273,611
     Operating and administrative expenses                            25,823         25,074         46,638         45,882
     Operating and administrative expenses - related parties           2,242          3,080          5,818          4,970
     Taxes other than income taxes                                     3,555          3,430          6,653          6,368
     Depreciation and amortization                                     6,076          5,340         11,470         10,654
     Other expense (income), net                                         753         (4,244)        (1,041)        (6,117)
                                                                ------------   ------------   ------------   ------------
                                                                     214,940        205,847        351,674        335,368
                                                                ------------   ------------   ------------   ------------

Operating income                                                      53,277         63,449         87,227        102,279
Interest expense                                                       4,457          4,141          9,061          8,476
                                                                ------------   ------------   ------------   ------------
Income before income taxes                                            48,820         59,308         78,166         93,803
Income taxes                                                          19,671         23,909         31,509         37,690
                                                                ------------   ------------   ------------   ------------
Net income                                                            29,149         35,399         46,657         56,113
Dividends on preferred shares subject to mandatory redemption              -            387              -            775
                                                                ------------   ------------   ------------   ------------
Net income after dividends on preferred shares subject to
     mandatory redemption                                       $     29,149   $     35,012   $     46,657   $     55,338
                                                                ============   ============   ============   ============

See accompanying notes to condensed consolidated financial statements.

                               UGI UTILITIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)

                                                                     Six Months Ended
                                                                         March 31,
                                                                ---------------------------
                                                                    2004           2003
                                                                ------------   ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net income                                                  $     46,657   $     56,113
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                               11,470         10,654
          Deferred income taxes, net                                   1,485        (10,328)
          Provision for uncollectible accounts                         5,691          5,810
          Other, net                                                   1,836         (2,077)
          Net change in:
             Accounts receivable and accrued utility revenues        (79,270)       (80,756)
             Inventories                                              45,369         32,091
             Deferred fuel costs                                       3,360         35,673
             Accounts payable                                         (6,624)        (6,420)
             Other current assets and liabilities                     13,674         28,672
                                                                ------------   ------------
       Net cash provided by operating activities                      43,648         69,432
                                                                ------------   ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Expenditures for property, plant and equipment                   (16,499)       (15,452)
    Net costs of property, plant and equipment disposals                (899)          (319)
                                                                ------------   ------------
       Net cash used by investing activities                         (17,398)       (15,771)
                                                                ------------   ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Payment of dividends                                             (25,458)       (15,634)
    Repayment of long-term debt                                            -        (26,000)
    Bank loans increase (decrease)                                     1,700         (9,500)
                                                                ------------   ------------
       Net cash used by financing activities                         (23,758)       (51,134)
                                                                ------------   ------------

    Cash and cash equivalents increase                          $      2,492   $      2,527
                                                                ============   ============

CASH  AND  CASH  EQUIVALENTS:
    End of period                                               $      2,796   $      8,617
    Beginning of period                                                  304          6,090
                                                                ------------   ------------
       Increase                                                 $      2,492   $      2,527
                                                                ============   ============

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

         Our condensed consolidated financial statements include the accounts of UGI Utilities and, prior to their distribution to UGI, UGID and its subsidiaries. We eliminate all significant intercompany accounts and transactions when we consolidate. Our investment in Energy Ventures was accounted for under the equity method. Gas Utility and Electric Utility are subject to regulation by the Pennsylvania Public Utility Commission ("PUC"). UGID was granted "Exempt Wholesale Generator" status by the Federal Energy Regulatory Commission.

         In June 2003, the Company dividended all of the common stock of UGID to UGI. The net book value of the assets and liabilities of UGID and its subsidiaries totaling $15,407 (including $2,572 of cash) was eliminated from the consolidated balance sheet and reflected as a dividend from retained earnings. The results of operations of UGID and its subsidiaries did not have a material effect on the Company's results of operations for the three- or six-month periods ended March 31, 2003.

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

                               UGI UTILITIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                   (unaudited)
                             (Thousands of dollars)

         COMPREHENSIVE INCOME. The following table presents the components of comprehensive income for the three and six months ended March 31, 2004 and 2003:

                                      Three Months Ended         Six Months Ended
                                           March 31,                  March 31,
                                    -----------------------   -----------------------
                                       2004         2003         2004         2003
                                    ----------   ----------   ----------   ----------
Net income                          $   29,149   $   35,399   $   46,657   $   56,113
Other comprehensive (loss) income         (202)          25           49          226
-------------------------------------------------------------------------------------
Comprehensive income                $   28,947   $   35,424   $   46,706   $   56,339
-------------------------------------------------------------------------------------

         Other comprehensive (loss) income comprises changes in the fair value of interest rate protection and electricity price swap agreements qualifying as hedges, net of reclassifications to net income.

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

         PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION. Beginning July 1, 2003, the Company accounts for its preferred shares subject to mandatory redemption in accordance with Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes guidelines on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 results in the Company presenting its preferred shares subject to mandatory redemption in the liabilities section of the balance sheet and reflecting dividends paid on these shares as a component of interest expense for periods presented after June 30, 2003. Because SFAS 150 specifically prohibits the restatement of financial statements prior to its adoption, prior period amounts have not been reclassified.

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

THREE MONTHS ENDED MARCH 31, 2004:

                                                                      Gas           Electric
                                                    Total           Utility       Operations (a)
                                                ------------------------------------------------
Revenues                                        $      268,217   $      243,543   $       24,674
Cost of sales - gas, fuel and purchased power          176,491          165,026           11,465
Depreciation and amortization                            6,076            5,079              997
Operating income                                        53,277           46,492            6,785
Interest expense                                         4,457            3,912              545
Income before income taxes                              48,820           42,580            6,240
Total assets at period end                             852,223          763,096           89,127

THREE MONTHS ENDED MARCH 31, 2003:

                                                                      Gas           Electric
                                                    Total           Utility       Operations (a)
                                                ------------------------------------------------
Revenues                                        $      269,296   $      239,920   $       29,376
Cost of sales - gas, fuel and purchased power          173,167          158,974           14,193
Depreciation and amortization                            5,340            4,547              793
Operating income                                        63,449           55,020            8,429
Interest expense                                         4,141            3,502              639
Income before income taxes                              59,308           51,519            7,789
Total assets at period end                             856,910          744,907          112,003

(a) Electric Operations comprises Electric Utility and, for the three months ended March 31, 2003, UGID and its consolidated subsidiaries.

                               UGI UTILITIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                   (unaudited)
                             (Thousands of dollars)

SIX MONTHS ENDED MARCH 31, 2004:

                                                                      Gas           Electric
                                                    Total           Utility       Operations (a)
                                                ------------------------------------------------
Revenues                                        $      438,901   $      392,808   $       46,093
Cost of sales - gas, fuel and purchased power          282,136          260,136           22,000
Depreciation and amortization                           11,470            9,737            1,733
Operating income                                        87,227           75,893           11,334
Interest expense                                         9,061            8,028            1,033
Income before income taxes                              78,166           67,865           10,301
Total assets at period end                             852,223          763,096           89,127

SIX MONTHS ENDED MARCH 31, 2003:

                                                                      Gas           Electric
                                                    Total           Utility       Operations (a)
                                                ------------------------------------------------
Revenues                                        $      437,647   $      384,995   $       52,652
Cost of sales - gas, fuel and purchased power          273,611          247,368           26,243
Depreciation and amortization                           10,654            9,077            1,577
Operating income                                       102,279           88,563           13,716
Interest expense                                         8,476            7,220            1,256
Income before income taxes                              93,803           81,343           12,460
Total assets at period end                             856,910          744,907          112,003

(a) Electric Operations comprises Electric Utility and, for the six months ended March 31, 2003, UGID and its consolidated subsidiaries.

3.       DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS

         In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). As required by SFAS 132, the Company is providing the following supplemental disclosures regarding the UGI Utilities defined benefit pension plan and its postretirement health and life insurance plan.

         We sponsor a defined benefit pension plan ("UGI Utilities Pension Plan") for employees of UGI, UGI Utilities, and certain of UGI's other wholly owned subsidiaries. In addition, we provide postretirement health care benefits to certain retirees and a limited number of active employees meeting certain age and service requirements, and postretirement life insurance benefits to nearly all domestic active and retired employees.

                               UGI UTILITIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                   (unaudited)
                             (Thousands of dollars)

         Net periodic pension expense (income) and other postretirement benefit costs relating to UGI Utilities employees include the following components:

                                            Pension Benefits       Other Postretirement Benefits
                                            ----------------        ---------------------------
                                      Three Months Ended March 31,  Three Months Ended March 31,
                                          2004           2003           2004           2003
-----------------------------------------------------------------------------------------------
Service cost                          $      1,165   $      1,013   $         30   $         27
Interest cost                                3,095          3,001            364            374
Expected return on assets                   (4,108)        (4,162)          (115)          (104)
Amortization of:
      Transition (asset) obligation           (328)          (378)           170            170
      Prior service cost                       166            161              -              -
      Actuarial loss                           288             54             68             51
                                      ---------------------------------------------------------
Net benefit cost (income)                      278           (311)           517            519
Change in regulatory assets
      and liabilities                            -              -            258            256
                                      ---------------------------------------------------------
Net expense (income)                  $        278   $       (311)  $        775   $        775
-----------------------------------------------------------------------------------------------

                                            Pension Benefits       Other Postretirement Benefits
                                            ----------------        ---------------------------
                                       Six Months Ended March 31,    Six Months Ended March 31,
                                          2004           2003           2004           2003
-----------------------------------------------------------------------------------------------
Service cost                          $      2,330   $      2,026   $         60   $         55
Interest cost                                6,189          6,002            728            749
Expected return on assets                   (8,216)        (8,323)          (230)          (207)
Amortization of:
      Transition (asset) obligation           (655)          (755)           340            340
      Prior service cost                       331            322              -              -
      Actuarial loss                           577            108            136            102
                                      ---------------------------------------------------------
Net benefit cost (income)                      556           (621)         1,034          1,038
Change in regulatory assets
      and liabilities                            -              -            516            512
                                      ---------------------------------------------------------
Net expense (income)                  $        556   $       (621)  $      1,550   $      1,550
-----------------------------------------------------------------------------------------------

         UGI Utilities Pension Plan assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any contributions to the UGI Utilities Pension Plan during the year ended September 30, 2004. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees' Beneficiary Association ("VEBA") trust to fund the UGI Utilities' postretirement obligations and to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs determined under SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." The difference between the annual amount calculated and the amount included in UGI Utilities rates is deferred for future recovery from, or refund to, ratepayers. The Company expects to contribute approximately $2,300 to the VEBA during the year ended September 30, 2004, subject to the actuarial impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (as more fully described in Note 5 to Condensed Consolidated Financial Statements). Through March

                               UGI UTILITIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                   (unaudited)
                             (Thousands of dollars)

         31, 2004, the Company has made contributions of approximately $1,200 to the VEBA in respect of the year ended September 30, 2004.

         The net benefit cost of our unfunded and non-qualified supplemental executive retirement plan includes the following components:

                               Three Months Ended March 31,   Six Months Ended March 31,
                                   2004           2003           2004           2003
----------------------------------------------------------------------------------------
Service cost                   $         13   $         (2)  $         26   $         (4)
Interest cost                            50             41            100             82
Amortization of:
       Transition obligation             13             13             26             26
       Prior service cost                (1)            (1)            (2)            (2)
       Actuarial loss                    29             16             58             32
                               ---------------------------------------------------------
Net benefit cost               $        104   $         67   $        208   $        134
----------------------------------------------------------------------------------------

4.       COMMITMENTS AND CONTINGENCIES

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

         AGL previously informed UGI Utilities that it was investigating contamination that appeared to be related to MGP operations at a site owned by AGL in Savannah, Georgia. A former subsidiary of UGI Utilities' operated the MGP in the early 1900's. AGL has recently informed UGI Utilities that it has begun remediation of MGP wastes at the site and believes that the total cost of remediation could be as high as $55,000. AGL has stated an intention to make a claim against UGI Utilities for a share of these costs. UGI Utilities believes that it will have substantial defenses to any action that may arise out of this site.

         On September 20, 2001, Consolidated Edison Company of New York ("ConEd") filed suit against UGI Utilities in the United States District Court for the Southern District of New York, seeking contribution from UGI Utilities for an allocated share of response costs associated with investigating and assessing gas plant related contamination at former MGP sites in Westchester County, New York. The complaint alleges that UGI Utilities "owned and operated" the MGPs prior to 1904. The complaint also seeks a declaration that UGI Utilities is responsible for an allocated percentage of future investigative and remedial costs at the sites. ConEd believes that the cost of remediation for all of the sites could exceed $70,000. In November 2003, the court granted UGI Utilities' motion for summary judgment in part, dismissing all claims premised on a disregard of the separate corporate form of UGI Utilities' former subsidiaries and dismissing claims premised on UGI

                               UGI UTILITIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                   (unaudited)
                             (Thousands of dollars)

         Utilities' operation of three of the MGPs under operating leases with ConEd's predecessors. In March 2004, the court granted summary judgment on the remaining claims and dismissed ConEd's complaint. ConEd has appealed.

         In addition to these environmental matters, there are other pending claims and legal actions arising in the normal course of our businesses. We cannot predict with certainty the final results of environmental and other matters. However, it is reasonably possible that some of them could be resolved unfavorably to us. Although we currently believe that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position, damages or settlements could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

5.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 2003, the FASB revised Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was originally issued in January 2003 and clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 was effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interests created or acquired before February 1, 2003, FIN 46 is effective for our interim period ended March 31, 2004. The Company has not created or obtained any variable interest entities after January 31, 2003. If certain conditions are met, FIN 46 requires the primary beneficiary to consolidate certain variable interest entities. The adoption of FIN 46 did not have any impact on the Company's financial position or results of operations.

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

         The Company provides postretirement health care benefits principally to certain of its retirees and a limited number of active employees meeting certain age and service requirements. These postretirement benefits include certain retiree prescription drug benefits. Pursuant to orders previously issued by the PUC, UGI Utilities has established a VEBA trust to fund the UGI Utilities' postretirement obligations and to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions." The difference between the annual amount calculated and the amount in UGI Utilities' rates is deferred for future recovery from, or refund to, ratepayers.

                               UGI UTILITIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                   (unaudited)
                             (Thousands of dollars)

         We have elected to defer recognizing the effects of the Act in accounting for these benefits and in providing disclosures until authoritative guidance on the accounting for the federal subsidy is issued, in accordance with FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP-106-1"). Therefore, the condensed consolidated financial statements and accompanying footnotes do not reflect the effects of the Act. Authoritative guidance, when issued, could require us to change the amount of postretirement benefit costs we are currently recording. However, under the current ratemaking described above, any increases or decreases in postretirement benefit costs resulting from the Act will not affect our reported results. In addition, because of the limited number of participants in the program and the current level of postretirement benefits, we do not believe the Act will have a material effect on the Company's cash flows.

                               UGI UTILITIES, INC.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended March 31, 2004 ("2004 three-month period") with the three months ended March 31, 2003 ("2003 three-month period") and (2) the six months ended March 31, 2004 ("2004 six-month period") with the six months ended March 31, 2003 ("2003 six-month period"). Results of operations in the 2004 three- and six-month periods comprise those of Electric Utility. Results of operations in the 2003 three- and six-month periods comprise those of Electric Utility and UGID (see Note 1 to Condensed Consolidated Financial Statements). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements.

2004 THREE-MONTH PERIOD COMPARED WITH 2003 THREE-MONTH PERIOD

                                                                                 Increase
Three Months Ended March 31,              2004            2003                  (Decrease)
---------------------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
     Revenues                         $      243.5    $      239.9    $        3.6            1.5%
     Total margin (a)                 $       78.5    $       80.9    $       (2.4)          (3.0)%
     Operating income                 $       46.5    $       55.0    $       (8.5)         (15.5)%
     Income before income taxes       $       42.6    $       51.5    $       (8.9)         (17.3)%
     System throughput - bcf                  31.2            32.4            (1.2)          (3.7)%
     Heating degree days - % colder
         than normal                           2.7%            7.9%              -              -

ELECTRIC OPERATIONS (b):
     Revenues                         $       24.7    $       29.4    $       (4.7)         (16.0)%
     Total margin (a)                 $       11.9    $       13.9    $       (2.0)         (14.4)%
     Operating income                 $        6.8    $        8.4    $       (1.6)         (19.0)%
     Income before income taxes       $        6.2    $        7.8    $       (1.6)         (20.5)%
     Distribution sales - gwh                282.2           281.1             1.1              -

bcf - billions of cubic feet.      gwh - millions of kilowatt-hours.

         (a) Gas Utility's total margin represents total revenues less cost of sales. Electric Operation's total margin represents total revenues less cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.3 million in each of the three-month periods ended March 31, 2004 and 2003. For financial statement purposes, revenue-related taxes are included in "taxes other than income taxes" on the Condensed Consolidated Statements of Income.

         (b) Electric Operations comprises Electric Utility and, for the three months ended March 31, 2003, UGID and its consolidated subsidiaries.

                               UGI UTILITIES, INC.

GAS UTILITY. Weather in Gas Utility's service territory during the 2004 three-month period was 2.7% colder than normal compared with weather that was 7.9% colder than normal in the 2003 three-month period. Total distribution system throughput decreased 1.2 bcf or 3.7% as lower volumes transported for residential, commercial and industrial delivery service customers and lower heating-related sales to firm- residential, commercial and industrial ("retail core-market") customers were partially offset by the volume effects of year-over-year retail core-market customer growth. The increase in Gas Utility revenues during the 2004 three-month period reflects greater revenues from retail core-market customers principally as a result of higher average purchased gas cost ("PGC") rates partially offset by lower revenues from delivery service customers and a decrease in revenues from off-system sales. Gas Utility cost of gas was $165.0 million in the 2004 three-month period compared to $159.0 million in the 2003 three-month period reflecting the previously mentioned higher average PGC rates partially offset by the effects of the lower retail core-market and off-system sales.

The decline in Gas Utility total margin reflects a $1.6 million decline in residential, commercial and industrial delivery service total margin resulting from lower volumes transported and, to a lesser extent, lower retail core-market total margin resulting from the decline in retail core-market sales.

Gas Utility operating income declined $8.5 million in the 2004 three-month period principally reflecting the previously mentioned decline in total margin, lower other income, and slightly higher operating and administrative expenses. Other income declined $4.9 million due in large part to a $2.7 million decline in non-tariff service income and costs related to settling a regulatory claim resulting from the discontinuance of natural gas service to certain customers. Operating and administrative expenses include, among other things, an increase in provisions for injuries and damages claims and higher pension costs partially offset by lower stock-based incentive compensation costs. The decrease in Gas Utility income before income taxes reflects the previously mentioned decline in operating income and higher interest expense in the 2004 three-month period as a result of including dividends paid on preferred shares subject to mandatory redemption as a component of interest expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150").

ELECTRIC OPERATIONS. Electric Utility's 2004 three-month period kilowatt-hour sales were essentially equal with the prior-year period on weather that was slightly warmer. Temperatures based upon the number of heating degree days in the 2004 three-month period were approximately 1.2% warmer than in the prior-year period.

The decline in Electric Operations revenues in the 2004 three-month period principally reflects the absence of revenues from UGID's electricity generation business. Electric Operations' cost of sales declined $2.7 million in the 2004 three-month period principally reflecting the absence of $2.4 million of costs related to UGID's operations and $0.3 million of lower Electric Utility cost of sales reflecting slightly lower per-unit purchased power costs.

Electric Operations total margin in the 2004 three-month period declined $2.0 million principally as a result of the absence of margin related to UGID's operations. Operating income and income before income taxes were lower in the 2004 three-month period principally reflecting the decline in total margin partially offset by the absence of operating expenses related to UGID's operations and lower Electric Utility operating and administrative expenses.

                               UGI UTILITIES, INC.

Consistent with the terms of Electric Utility's Provider of Last Resort ("POLR") Settlement, effective January 1, 2004, Electric Utility's POLR rates for commercial and industrial customers increased. This increase did not have a material effect on Electric Utility's 2004 three-month period results of operations.

2004 SIX-MONTH PERIOD COMPARED WITH 2003 SIX-MONTH PERIOD

                                                                                  Increase
Six Months Ended March 31,                2004            2003                   (Decrease)
-------------------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
     Revenues                         $      392.8    $      385.0    $        7.8            2.0%
     Total margin (a)                 $      132.7    $      137.6    $       (4.9)          (3.6)%
     Operating income                 $       75.9    $       88.6    $      (12.7)         (14.3)%
     Income before income taxes       $       67.9    $       81.3    $      (13.4)         (16.5)%
     System throughput - bcf                  54.5            55.7            (1.2)          (2.2)%
     Heating degree days - % colder
         than normal                           0.0%            7.3%              -              -

ELECTRIC OPERATIONS (b):
     Revenues                         $       46.1    $       52.6    $       (6.5)         (12.4)%
     Total margin (a)                 $       21.6    $       23.9    $       (2.3)          (9.6)%
     Operating income                 $       11.3    $       13.7    $       (2.4)         (17.5)%
     Income before income taxes       $       10.3    $       12.5    $       (2.2)         (17.6)%
     Distribution sales - gwh                525.7           525.5             0.2              -

         (a) Gas Utility's total margin represents total revenues less cost of sales. Electric Operations' total margin represents total revenues less cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $2.5 million and $2.6 million in the six-month periods ended March 31, 2004 and 2003, respectively.

         (b) Electric Operations comprises Electric Utility and, for the six months ended March 31, 2003, UGID and its consolidated subsidiaries.

GAS UTILITY. Weather in Gas Utility's service territory during the 2004 six-month period was essentially normal compared with weather that was 7.3% colder than normal in the 2003 six-month period. Total distribution system throughput decreased 1.2 bcf or 2.2% as the adverse effects of the warmer weather on sales to retail core-market customers were partially offset by a slight increase in sales to residential, commercial and industrial delivery service customers and the volume effects of year-over-year retail core-market customer growth. The increase in Gas Utility revenues during the 2004 six-month period includes a $9.4 million increase in revenues from off-system sales and slightly higher retail core-market revenues partially offset by lower delivery service revenues. The slight increase in retail core-market revenues reflects higher average PGC rates substantially offset by the effects of reduced retail core-market volumes. Gas Utility cost of gas was $260.1 million in the 2004 six-month period compared to $247.4 million in the 2003 six-month period reflecting the effects of higher average PGC rates and increased cost of gas associated with the higher off-system sales partially offset by the effects of the lower retail core-market volumes sold.

                               UGI UTILITIES, INC.

The decline in Gas Utility total margin is principally the result of a $2.9 million decline in retail core-market margin resulting from the lower retail core-market sales and a $2.3 million decline in delivery service and interruptible retail margin.

Gas Utility operating income declined $12.7 million in the 2004 six-month period principally reflecting the previously mentioned decline in total margin, lower other income, and an increase in operating and administrative expenses. Other income declined $4.7 million due in large part to a $2.6 million decline in non-tariff service income and costs related to settling a regulatory claim resulting from the discontinuance of natural gas service to certain customers. Operating and administrative expenses increased $2.4 million due principally to increases in provisions for injuries and damages claims and higher compensation and benefits expenses partially offset by lower distribution system maintenance expenses. The decrease in Gas Utility income before income taxes reflects the decline in operating income and higher interest expense in the 2004 six-month period as a result of including dividends paid on preferred shares subject to mandatory redemption as a component of interest expense in accordance with SFAS 150.

ELECTRIC OPERATIONS. Electric Utility's 2004 six-month period kilowatt-hour sales were essentially equal with the 2003 six-month period. Temperatures in the 2004 six-month period were approximately 5.0% warmer than in the prior-year period.

The decline in Electric Operations revenues in the 2004 six-month period principally reflects the absence of revenues from UGID's electricity generation business. Electric Operations' cost of sales declined $4.2 million in the 2004 six-month period principally reflecting the absence of $4.5 million of costs related to UGID's operations offset by $0.3 million of higher Electric Utility purchased power costs.

Electric Operations total margin in the 2004 six-month period declined $2.3 million principally as a result of the absence of total margin related to UGID's operations. Operating income and income before income taxes were lower in the 2004 six-month period principally reflecting the decline in total margin.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's total debt outstanding at March 31, 2004 totaled $259.6 million (including $42.4 million in bank loans) compared with $258.0 million (including $40.7 million in bank loans) at September 30, 2003.

The Company has revolving credit commitments under which it may borrow up to $110 million. These agreements expire in June 2006. At March 31, 2004 borrowing under these agreements totaled $22.4 million. In addition, UGI Utilities has an uncommitted arrangement with a major bank under which it may borrow up to $20 million. At March 31, 2004, there was $20 million outstanding under this agreement which amount matured and was repaid on April 13, 2004. Amounts outstanding under the revolving credit agreements and the uncommitted arrangement are classified as bank loans on the Condensed Consolidated Balance Sheets. UGI Utilities also

                               UGI UTILITIES, INC.

has a shelf registration statement with the SEC under which it may issue up to an additional $40 million of Medium-Term Notes or other debt securities.

CASH FLOWS

OPERATING ACTIVITIES. Due to the seasonal nature of UGI Utilities' businesses, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for gas and electricity consumed during the peak heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company's investment in working capital, principally accounts receivable and inventories, is generally greatest. UGI Utilities uses its revolving credit agreements to manage these seasonal cash flow needs. Cash provided by operating activities was $43.6 million during the six months ended March 31, 2004 compared with cash provided by operating activities of $69.4 million in the prior-year period. The decline in operating cash flow principally reflects lower net overcollections of deferred fuel costs during the 2004 six-month period. Cash flow from operating activities before changes in operating working capital was $67.1 million in the 2004 six-month period compared to $60.2 million in the prior-year six-month period principally reflecting greater noncash deferred income tax expense partially offset by lower operating results. Changes in operating working capital used $23.5 million of operating cash flow during the 2004 six-month period compared with $9.3 million provided during the prior-year six-month period.

INVESTING ACTIVITIES. Cash used by investing activities was $17.4 million in the 2004 six-month period compared with $15.8 million in the prior-year period. Expenditures for property, plant and equipment were $16.5 million in the 2004 six-month period compared with $15.5 million recorded in the prior-year period principally reflecting slightly higher Gas Utility capital expenditures. Net costs of property, plant and equipment disposals were higher in the 2004 six-month period as the prior-year amount reflected greater proceeds from the sale of property.

FINANCING ACTIVITIES. Cash used by financing activities was $23.8 million in the 2004 six-month period compared with $51.1 million in the prior-year period. Financing activity cash flows are primarily the result of issuances and repayments of long-term debt, net borrowings under revolving credit agreements, dividends on common and preferred shares (prior to the adoption of SFAS 150), and capital contributions from UGI. During the 2004 and 2003 six-month periods, we paid dividends of $25.5 million and $14.9 million, respectively, to UGI. Although we paid dividends of $0.8 million on our preferred shares subject to mandatory redemption during both six-month periods, dividends paid on preferred shares subject to mandatory redemption during the six months ended March 31, 2004 are reflected in cash flow from operations as a result of the application of SFAS 150 (see "Preferred Shares Subject to Mandatory Redemption" below). During the 2004 six-month period, we had net borrowings of $1.7 million under our revolving credit agreements and the uncommitted arrangement with a major bank compared to net repayments of $9.5 million in the prior-year period.

PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION

Beginning July 1, 2003, the Company accounts for its preferred shares subject to mandatory redemption in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes guidelines on how an issuer classifies and measures certain financial instruments with

                               UGI UTILITIES, INC.

characteristics of both liabilities and equity. The adoption of SFAS 150 results in the Company presenting its preferred shares subject to mandatory redemption in the liabilities section of the balance sheet and reflecting dividends paid on these shares as a component of interest expense for periods presented after June 30, 2003. Because SFAS 150 specifically prohibits the restatement of financial statements prior to its adoption, prior period amounts have not been reclassified.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board ("FASB") revised Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was originally issued in January 2003 and clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 was effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interests created or acquired before February 1, 2003, FIN 46 is effective for our interim period ending March 31, 2004. If certain conditions are met, FIN 46 requires the primary beneficiary to consolidate certain variable interest entities. The Company has not created or obtained any variable interest entities after January 31, 2003. The adoption of FIN 46 did not have any impact on the Company's financial position or results of operations.

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

The Company provides postretirement health care benefits principally to certain of its retirees and a limited number of active employees meeting certain age and service requirements. These postretirement benefits include certain retiree prescription drug benefits. Pursuant to orders issued by the Pennsylvania Public Utility Commission ("PUC"), UGI Utilities has established a Voluntary Employees' Beneficiary Association ("VEBA") trust to fund the UGI Utilities' postretirement benefit obligations and to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions." The difference between the annual amount calculated and the amount included in UGI Utilities' rates is deferred for future recovery from, or refund to, ratepayers.

We have elected to defer recognizing the effects of the Act in accounting for these benefits and in providing disclosures until authoritative guidance on the accounting for the federal subsidy is issued, in accordance with FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP-106-1"). Therefore, the Condensed Consolidated Financial Statements and accompanying footnotes do not reflect the effects of the Act. Authoritative guidance, when issued, could require us to change the amount of postretirement benefit costs we are currently recording. However, under the current ratemaking described above, any increases or decreases in postretirement benefit costs resulting from the Act will not affect our reported results. In addition, because of the limited number of participants in the program and the current level of postretirement benefits, we do not believe the Act will have a material effect on the Company's cash flows.

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

Electric Utility purchases its power needs from electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market. Prices for electricity can be volatile especially during periods of high demand or tight supply. In accordance with a Provider of Last Resort ("POLR") settlement approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2004, and charge market rates thereafter. Electric Utility's fixed-price contracts with electricity suppliers mitigate most risks associated with the POLR service rate limits in effect through December 31, 2004. However, should any of the suppliers under these contracts fail to provide electric power under the terms of the power and capacity contracts, increases, if any, in the cost of replacement power or capacity could negatively impact Electric Utility results. In order to reduce this non-performance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them. At March 31, 2004, Electric Utility is a party to an electricity price swap agreement to reduce the volatility in the cost of a portion of its anticipated electricity requirements in 2007. At March 31, 2004, the fair value of this price swap was a gain of $1.6 million. Fair value reflects the estimated amount that we would expect to receive or pay to terminate the contract based upon quoted market prices of comparable contracts at March 31, 2004. An adverse change in electricity prices of ten percent would result in a $0.9 million decrease in the fair value of the swap.

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

In order to reduce interest rate risk associated with near-term issuances of fixed-rate debt, we may enter into interest rate protection agreements. At March 31, 2004, the fair value of our unsettled interest rate protection agreements, which have been designated and qualify as cash flow hedges, was a loss of $1.3 million. An adverse change in interest rates on ten-year U.S. treasury notes of ten percent would result in a $2.3 million decrease in the fair value of these interest rate protection agreements.

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

                               UGI UTILITIES, INC.

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Consolidated Edison Company of New York v. UGI Utilities, Inc. On September 20, 2001, Consolidated Edison Company of New York ("ConEd") filed suit against Utilities in the United States District Court for the Southern District of New York, seeking contribution from Utilities for an allocated share of response costs associated with investigating and assessing gas plant related contamination at former MGP sites in Westchester County, New York. The complaint alleges that Utilities "owned and operated" the MGPs prior to 1904. The complaint also seeks a declaration that Utilities is responsible for an allocated percentage of future investigative and remedial costs at the sites. ConEd believes that the cost of remediation for all of the sites could exceed $70 million.

         In November 2003, the court granted Utilities' motion for summary judgment in part, dismissing all claims premised on a disregard of the separate corporate form of Utilities' former subsidiaries and dismissing claims premised on Utilities' operation of three of the MGPs under operating leases with ConEd's predecessors. In March 2004, the court granted summary judgment on the remaining claims and dismissed ConEd's complaint. ConEd has appealed.

         Savannah, Georgia Matter. Atlanta Gas Light Company ("AGL") previously informed UGI Utilities that it was investigating contamination that appeared to be related to MGP operations at a site owned by AGL in Savannah, Georgia. A former subsidiary of UGI Utilities' operated the MGP in the early 1900's. AGL has recently informed UGI Utilities that it has begun remediation of MGP wastes at the site and believes that the total cost of remediation could be as high as $55 million. AGL has stated an intention to make a claim against UGI Utilities for a share of these costs. UGI Utilities believes that it will have substantial defenses to any action that may arise out of this site.

                               UGI UTILITIES, INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits:

                  12.1     Computation of ratio of earnings to fixed charges

                  12.2     Computation of ratio of earnings to combined fixed
                                    charges and preferred stock dividends

                  31.1     Certification by the Chief Executive Officer relating
                                    to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2     Certification by the Chief Financial Officer relating
                                    to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  *32      Certification by the Chief Executive Officer and the
                                    Chief Financial Officer relating to the
                                    Registrant's Report on Form 10-Q for the quarter ended March 31, 2004, pursuant to
                                    Section 906 of the Sarbanes-Oxley Act of
                                    2002.

(b)      The Company did not file any Current Reports on Form 8-K during the second quarter of fiscal year 2004.

----------------
* This Exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

                               UGI UTILITIES, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      UGI Utilities, Inc.
                                                      (Registrant)

Date:  May 17, 2004                       By: /s/ John C. Barney
                                          -----------------------------------
                                          John C. Barney
                                          Senior Vice President - Finance
                                          (Principal Financial Officer)

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

12.1     Computation of ratio of earnings to fixed charges

12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends.

31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2004 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer relating to Registrant's Report on Form 10-Q for the quarter ended March 31, 2004 pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

*32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2004 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------
* This Exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.