Form 10-Q
period 2004-06-30
UGI UTILITIES INC
filed 2004-08-13
CIK 100548

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

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

      At July 31, 2004, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                              UGI UTILITIES, INC.

                               TABLE OF CONTENTS

                                                                                         PAGES
                                                                                         -----
PART I FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Condensed Consolidated Balance Sheets as of June 30, 2004,
                     September 30, 2003 and June 30, 2003                                  1

                 Condensed Consolidated Statements of Income for the three
                     and nine months ended June 30, 2004 and 2003                          2

                 Condensed Consolidated Statements of Cash Flows for the
                     nine months ended June 30, 2004 and 2003                              3

                 Notes to Condensed Consolidated Financial Statements                    4 - 12

      Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                13 - 20

      Item 3.    Quantitative and Qualitative Disclosures About Market Risk             20 - 21

      Item 4.    Controls and Procedures                                                  21

PART II OTHER INFORMATION

      Item 1.    Legal Proceedings                                                        22

      Item 6.    Exhibits and Reports on Form 8-K                                       22 - 23

      Signatures                                                                          24

                              UGI UTILITIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                             (Thousands of dollars)

                                                                                 June 30,    September 30,    June 30,
                                                                                  2004           2003           2003
                                                                                ---------    -------------   ----------
ASSETS
    Current assets:
         Cash and cash equivalents                                              $   2,266     $      304     $    1,708
         Accounts receivable (less allowances for doubtful accounts
              of $6,459, $3,275 and $6,671, respectively)                          47,127         30,101         49,261
         Accrued utility revenues                                                   8,070          7,431          7,940
         Inventories                                                               32,746         54,017         27,530
         Deferred income taxes                                                     12,398         10,375         18,668
         Prepaid expenses and other current assets                                  4,423          5,552          3,049
                                                                                ---------     ----------     ----------
              Total current assets                                                107,030        107,780        108,156

    Property, plant and equipment, at cost (less accumulated depreciation
         and amortization of $309,867, $296,871 and $296,794, respectively)       622,354        610,987        599,266

    Regulatory assets                                                              62,997         60,253         60,062
    Other assets                                                                   31,860         30,028         29,423
                                                                                ---------     ----------     ----------
         Total assets                                                           $ 824,241     $  809,048     $  796,907
                                                                                =========     ==========     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
    Current liabilities:
         Current maturities of long-term debt                                   $  20,000     $        -     $   50,000
         Current maturities of preferred shares subject to mandatory
              redemption, without par value                                         1,000              -              -
         Bank loans                                                                30,100         40,700          2,300
         Accounts payable                                                          41,847         55,298         40,731
         Accrued income taxes                                                      15,040            479         20,064
         Deferred fuel refunds                                                     16,621         14,734         31,554
         Other current liabilities                                                 37,200         41,700         38,961
                                                                                ---------     ----------     ----------
              Total current liabilities                                           161,808        152,911        183,610

    Long-term debt                                                                197,181        217,271        172,298
    Deferred income taxes                                                         155,616        144,176        138,003
    Deferred investment tax credits                                                 7,688          7,987          8,086
    Other noncurrent liabilities                                                   10,612         11,951         13,559
    Preferred shares subject to mandatory redemption, without par value            19,000         20,000              -
                                                                                ---------     ----------     ----------
              Total liabilities                                                   551,905        554,296        515,556

    Commitments and contingencies (note 4)

    Preferred shares subject to mandatory redemption, without par value                 -              -         20,000

    Common stockholder's equity:
         Common Stock, $2.25 par value (authorized - 40,000,000 shares;
              issued and outstanding - 26,781,785 shares)                          60,259         60,259         60,259
         Additional paid-in capital                                                79,046         79 046         78,057
         Retained earnings                                                        133,419        117,496        126,107
         Accumulated other comprehensive loss                                        (388)        (2,049)        (3,072)
                                                                                ---------     ----------     ----------
              Total common stockholder's equity                                   272,336        254,752        261,351
                                                                                ---------     ----------     ----------
         Total liabilities and stockholder's equity                             $ 824,241     $  809,048     $  796,907
                                                                                =========     ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                              UGI UTILITIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                             (Thousands of dollars)

                                                                        Three Months Ended           Nine Months Ended
                                                                              June 30,                    June 30,
                                                                      ------------------------    -----------------------
                                                                         2004          2003          2004         2003
                                                                      ----------    ----------    ----------    ---------
Revenues                                                              $  118,717    $  121,546    $  557,618    $ 559,193
                                                                      ----------    ----------    ----------    ---------
Costs and expenses:
       Cost of sales - gas, fuel and purchased power                      74,751        76,489       356,887      350,100
       Operating and administrative expenses                              21,559        25,303        68,197       71,185
       Operating and administrative expenses - related parties             2,072         2,528         7,890        7,498
       Taxes other than income taxes                                       3,110         2,832         9,763        9,200
       Depreciation and amortization                                       5,436         5,304        16,906       15,958
       Other income, net                                                    (493)         (915)       (1,534)      (7,032)
                                                                      ----------    ----------    ----------    ---------
                                                                         106,435       111,541       458,109      446,909
                                                                      ----------    ----------    ----------    ---------

Operating income                                                          12,282        10,005        99,509      112,284
Interest expense                                                           4,399         3,903        13,460       12,379
                                                                      ----------    ----------    ----------    ---------
Income before income taxes                                                 7,883         6,102        86,049       99,905
Income taxes                                                               3,388         2,462        34,897       40,152
                                                                      ----------    ----------    ----------    ---------
Net income                                                                 4,495         3,640        51,152       59,753
Dividends on preferred shares subject to mandatory redemption                  -           388             -        1,163
                                                                      ----------    ----------    ----------    ---------
Net income after dividends on preferred shares subject to
       mandatory redemption                                           $    4,495    $    3,252    $   51,152    $  58,590
                                                                      ==========    ==========    ==========    =========

See accompanying notes to condensed consolidated financial statements.

                              UGI UTILITIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (Thousands of dollars)

                                                                         Nine Months Ended
                                                                             June 30,
                                                                      ------------------------
                                                                         2004         2003
                                                                      ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $   51,152    $   59,753
   Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                       16,906        15,958
      Deferred income taxes, net                                           5,029       (11,836)
      Provision for uncollectible accounts                                 6,688         7,470
      Other, net                                                           2,163         1,071
      Net change in:
         Accounts receivable and accrued utility revenues                (24,353)      (19,972)
         Inventories                                                      21,271        10,885
         Deferred fuel costs                                               2,414        35,858
         Accounts payable                                                (13,451)      (15,022)
         Other current assets and liabilities                              7,891        22,050
                                                                      ----------    ----------
    Net cash provided by operating activities                             75,710       106,215
                                                                      ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant and equipment                        (26,602)      (25,742)
   Net costs of property, plant and equipment disposals                   (1,317)         (832)
                                                                      ----------    ----------
    Net cash used by investing activities                                (27,919)      (26,574)
                                                                      ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of dividends                                                  (35,229)      (25,551)
   Cash portion of UGID dividend                                               -        (2,572)
   Repayment of long-term debt                                                 -       (26,000)
   Bank loans decrease                                                   (10,600)      (34,900)
   Capital contribution from UGI                                               -         5,000
                                                                      ----------    ----------
    Net cash used by financing activities                                (45,829)      (84,023)
                                                                      ----------    ----------
   Cash and cash equivalents increase (decrease)                      $    1,962    $   (4,382)
                                                                      ==========    ==========

CASH AND CASH EQUIVALENTS:
   End of period                                                      $    2,266    $    1,708
   Beginning of period                                                       304         6,090
                                                                      ----------    ----------
    Increase (decrease)                                               $    1,962    $   (4,382)
                                                                      ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                              UGI UTILITIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                (Thousands of dollars, except per share amounts)

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

      In June 2003, the Company dividended all of the common stock of UGID to UGI. The net book value of the assets and liabilities of UGID and its subsidiaries totaling $15,407 (including $2,572 of cash) was eliminated from the consolidated balance sheet and reflected as a dividend from retained earnings. The results of operations of UGID and its subsidiaries did not have a material effect on the Company's results of operations for the three- or nine-month periods ended June 30, 2003.

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

                              UGI UTILITIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                (Thousands of dollars, except per share amounts)

      COMPREHENSIVE INCOME. The following table presents the components of comprehensive income for the three and nine months ended June 30, 2004 and 2003:


                                              Three Months Ended      Nine Months Ended
                                                   June 30,                June 30,
                                              ------------------      -----------------
                                              2004         2003        2004       2003
                                             -------     -------     --------   --------
Net income                                   $ 4,495     $ 3,640     $ 51,152   $ 59,753
Other comprehensive income (loss)              1,612        (524)       1,661       (298)
                                             -------     -------     --------   --------
Comprehensive income                         $ 6,107     $ 3,116     $ 52,813   $ 59,455
                                             -------     -------     --------   --------

      Other comprehensive income (loss) comprises changes in the fair value of interest rate protection and electricity price swap agreements qualifying as hedges, net of reclassifications to net income.

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

      PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION. Beginning July 1, 2003, the Company accounts for its preferred shares subject to mandatory redemption in accordance with Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes guidelines on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 results in the Company presenting its preferred shares subject to mandatory redemption in the liabilities section of the balance sheet and reflecting dividends paid on these shares as a component of interest expense for periods presented after June 30, 2003. Because SFAS 150 specifically prohibits the restatement of financial statements prior to its adoption, prior period amounts have not been reclassified (see Note 6).

                              UGI UTILITIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                (Thousands of dollars, except per share amounts)

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

      THREE MONTHS ENDED JUNE 30, 2004:

                                                                   Gas        Electric
                                                    Total        Utility    Operations (a)
                                                  ---------     ---------   --------------
Revenues                                          $ 118,717     $  97,710     $  21,007
Cost of sales - gas, fuel and purchased power        74,751        65,107         9,644
Depreciation and amortization                         5,436         4,895           541
Operating income                                     12,282         6,857         5,425
Interest expense                                      4,399         3,859           540
Income before income taxes                            7,883         2,998         4,885
Total assets at period end                          824,241       736,035        88,206

      THREE MONTHS ENDED JUNE 30, 2003:

                                                                   Gas        Electric
                                                    Total        Utility    Operations (a)
                                                  ---------     ---------   --------------
Revenues                                          $ 121,546     $  99,683     $  21,863
Cost of sales - gas, fuel and purchased power        76,489        65,213        11,276
Depreciation and amortization                         5,304         4,541           763
Operating income                                     10,005         5,544         4,461
Interest expense                                      3,903         3,434           469
Income before income taxes                            6,102         2,110         3,992
Total assets at period end                          796,907       711,236        85,671


      (a) Electric Operations comprises Electric Utility and, for the three months ended June 30, 2003, UGID and its consolidated subsidiaries prior to their transfer to UGI.

                              UGI UTILITIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                (Thousands of dollars, except per share amounts)

      NINE MONTHS ENDED JUNE 30, 2004:

                                                                   Gas           Electric
                                                    Total        Utility      Operations (a)
                                                  ---------     ---------     --------------
Revenues                                          $ 557,618     $ 490,518       $  67,100
Cost of sales - gas, fuel and purchased power       356,887       325,243          31,644
Depreciation and amortization                        16,906        14,632           2,274
Operating income                                     99,509        82,750          16,759
Interest expense                                     13,460        11,887           1,573
Income before income taxes                           86,049        70,863          15,186
Total assets at period end                          824,241       736,035          88,206

      NINE MONTHS ENDED JUNE 30, 2003:

                                                                   Gas           Electric
                                                    Total        Utility      Operations (a)
                                                  ---------     ---------     --------------
Revenues                                          $ 559,193     $ 484,678       $  74,515
Cost of sales - gas, fuel and purchased power       350,100       312,582          37,518
Depreciation and amortization                        15,958        13,618           2,340
Operating income                                    112,284        94,107          18,177
Interest expense                                     12,379        10,654           1,725
Income before income taxes                           99,905        83,453          16,452
Total assets at period end                          796,907       711,236          85,671

      (a) Electric Operations comprises Electric Utility and, for the nine months ended June 30, 2003, UGID and its consolidated subsidiaries prior to their transfer to UGI.

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

                              UGI UTILITIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                (Thousands of dollars, except per share amounts)

      Net periodic pension expense (income) and other postretirement benefit costs relating to UGI Utilities employees include the following components:

                                                     Pension Benefits           Other Postretirement Benefits
                                                     ----------------           -----------------------------
                                                Three Months Ended June 30,      Three Months Ended June 30,
                                                    2004           2003             2004            2003
                                                  ---------     ---------         ---------       --------
Service cost                                      $   1,165     $   1,013         $      30       $     27
Interest cost                                         3,095         3,001               364            374
Expected return on assets                            (4,108)       (4,162)             (115)          (104)
Amortization of:
      Transition (asset) obligation                    (328)         (378)              170            170
      Prior service cost                                166           161                 -              -
      Actuarial loss                                    288            54                68             51
                                                  ---------     ---------         ---------       --------
Net benefit cost (income)                               278          (311)              517            518
Change in regulatory assets
      and liabilities                                     -             -               258            256
                                                  ---------     ---------         ---------       --------
Net expense (income)                              $     278     $    (311)        $     775       $    774
                                                  ---------     ---------         ---------       --------

                                                     Pension Benefits           Other Postretirement Benefits
                                                     ----------------           -----------------------------
                                                 Nine Months Ended June 30,       Nine Months Ended June 30,
                                                     2004         2003              2004            2003
                                                  ---------     ---------         ---------       --------
Service cost                                      $   3,495     $   3,039         $      90       $     82
Interest cost                                         9,285         9,003             1,092          1,123
Expected return on assets                           (12,324)      (12,486)             (345)          (311)
Amortization of:
      Transition (asset) obligation                    (984)       (1,134)              510            510
      Prior service cost                                498           483                 -              -
      Actuarial loss                                    864           162               204            153
                                                  ---------     ---------         ---------       --------
Net benefit cost (income)                               834          (933)            1,551          1,557
Change in regulatory assets
      and liabilities                                     -             -               774            768
                                                  ---------     ---------         ---------       --------
Net expense (income)                              $     834     $    (933)        $   2,325       $  2,325
                                                  ---------     ---------         ---------       --------

      UGI Utilities Pension Plan assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any contributions to the UGI Utilities Pension Plan during the year ended September 30, 2004. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees' Beneficiary Association ("VEBA") trust to fund the UGI Utilities' postretirement obligations and to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs determined under SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." The difference between the annual amount calculated and the amount included in UGI Utilities rates is deferred for future recovery from, or refund to, ratepayers. The Company expects to contribute approximately $2,300 to the VEBA during the year ended September 30, 2004, subject to the actuarial impact, if any, of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (as more fully

                              UGI UTILITIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                (Thousands of dollars, except per share amounts)

      described in Note 5 to Condensed Consolidated Financial Statements). Through June 30, 2004, the Company has made contributions of approximately $1,788 to the VEBA in respect of the year ended September 30, 2004.

      The net benefit cost of our unfunded and non-qualified supplemental executive retirement plan includes the following components:

                                       Three Months Ended June 30,      Nine Months Ended June 30,
                                        2004                 2003        2004                2003
                                        ----                 ----        ----                ----
Service cost                           $  13                $ (2)       $  39               $  (6)
Interest cost                             50                  41          150                 123
Amortization of:
       Transition obligation              13                  13           39                  39
       Prior service cost                 (1)                 (1)          (3)                 (3)
       Actuarial loss                     29                  16           87                  48
                                       -----                ----        -----               -----
Net benefit cost                       $ 104                $ 67        $ 312               $ 201
                                       -----                ----        -----               -----

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

                              UGI UTILITIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                (Thousands of dollars, except per share amounts)

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

      AGL previously informed UGI Utilities that it was investigating contamination that appeared to be related to MGP operations at a site owned by AGL in Savannah, Georgia. A former subsidiary of UGI Utilities' operated the MGP in the early 1900s. AGL has recently informed UGI Utilities that it has begun remediation of MGP wastes at the site and believes that the total cost of remediation could be as high as $55,000. AGL has stated an intention to make a claim against UGI Utilities for a share of these costs. UGI Utilities believes that it will have good defenses to any action that may arise out of this site.

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

                              UGI UTILITIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                (Thousands of dollars, except per share amounts)

      dismissing claims premised on UGI Utilities' operation of three of the MGPs under operating leases with ConEd's predecessors. In March 2004, the court granted summary judgment on the remaining claims and dismissed ConEd's complaint. ConEd has appealed.

      By letter dated June 24, 2004, KeySpan Energy ("KeySpan") informed UGI Utilities that KeySpan has spent $2,300 and expects to spend another $11,000 to clean up a MGP site it owns in Sag Harbor, New York. KeySpan believes that UGI Utilities is responsible for approximately 50% of these costs as a result of UGI Utilities' alleged direct ownership and operation of the plant from 1885 to 1902. UGI Utilities is in the process of reviewing the information provided by KeySpan and is investigating this claim.

      By letter dated August 5, 2004, Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities, (together, the "Northeast Companies"), demanded contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the plants from 1883 to 1941. According to the letter, investigation and remedial costs at the sites to date total approximately $10,000 and complete remediation costs for all sites could total $182,000. The Northeast Companies seek an unspecified fair and equitable allocation of these costs to UGI Utilities. UGI Utilities is in the process of reviewing the information provided by Northeast Companies and is investigating this claim.

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

5.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2003, the FASB revised Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was originally issued in January 2003 and clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 was effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interests created or acquired before February 1, 2003, FIN 46 was effective beginning with our interim period ended March 31, 2004. The Company has not created or obtained any variable interest entities after January 31, 2003. If certain conditions are met, FIN 46 requires the primary beneficiary to consolidate

                              UGI UTILITIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                (Thousands of dollars, except per share amounts)

      certain variable interest entities. The adoption of FIN 46 did not have any impact on the Company's financial position or results of operations.

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

      In May 2004, the FASB issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"). FSP 106-2 is effective for periods beginning after June 15, 2004. Therefore, the Condensed Consolidated Financial Statements and accompanying footnotes do not reflect the effects of the Act. However, under the current ratemaking described above, any increases or decreases in postretirement benefit costs resulting from the Act will not affect our reported results. In addition, because of the limited number of participants in the postretirement medical benefits program and the current level of postretirement medical benefits, we do not believe the Act will have a material effect on the Company's cash flows.

6.    SUBSEQUENT EVENT - REDEMPTION OF SERIES PREFERRED STOCK

      On July 27, 2004, UGI Utilities' Board of Directors approved the redemption on October 1, 2004 of all 200,000 shares of the $7.75 Series Preferred Stock at a price of $100 per share together with full cumulative dividends. Currently, we intend to fund the redemption of the $7.75 Series Preferred Stock with proceeds from the issuance of Medium-Term Notes.

                               UGI UTILITIES, INC.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

Information contained within this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements use forward-looking words such as "believe," "plan," "anticipate," "continue," "estimate," "expect," "may," "will," or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.

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

                               UGI UTILITIES, INC.

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended June 30, 2004 ("2004 three-month period") with the three months ended June 30, 2003 ("2003 three-month period") and (2) the nine months ended June 30, 2004 ("2004 nine-month period") with the nine months ended June 30, 2003 ("2003 nine-month period"). Results of operations in the 2004 three- and nine-month periods comprise those of Electric Utility. Results of operations in the 2003 three- and nine-month periods comprise those of Electric Utility and UGID prior to its transfer to UGI in June 2003 (see Note 1 to Condensed Consolidated Financial Statements). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements.

2004 THREE-MONTH PERIOD COMPARED WITH 2003 THREE-MONTH PERIOD

                                                                                  Increase
Three Months Ended June 30,                         2004         2003            (Decrease)
---------------------------                      ---------     --------          ----------
(Millions of dollars)
GAS UTILITY:
     Revenues                                    $    97.7     $   99.7      $  (2.0)       (2.0)%
     Total margin (a)                            $    32.6     $   34.5      $  (1.9)       (5.5)%
     Operating income                            $     6.9     $    5.5      $   1.4        25.5%
     Income before income taxes                  $     3.0     $    2.1      $   0.9        42.9%
     System throughput - bcf                          15.5         15.0          0.5         3.3%
     Heating degree days - % (warmer) colder
         than normal                                 (18.7)%       16.3%           -           -

ELECTRIC OPERATIONS (b):
     Revenues                                    $    21.0     $   21.9      $  (0.9)       (4.1)%
     Total margin (a)                            $    10.2     $    9.5      $   0.7         7.4%
     Operating income                            $     5.4     $    4.5      $   0.9        20.0%
     Income before income taxes                  $     4.9     $    4.0      $   0.9        22.5%
     Distribution sales - gwh                        221.5        216.3          5.2         2.4%

bcf - billions of cubic feet.  gwh - millions of kilowatt-hours.

(a) Gas Utility's total margin represents total revenues less cost of sales. Electric Operations' total margin represents total revenues less cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.1 million in each of the three month-periods ended June 30, 2004 and 2003. For financial statement purposes, revenue-related taxes are included in "taxes other than income taxes" on the Condensed Consolidated Statements of Income.

(b) Electric Operations comprises Electric Utility and, for the three months ended June 30, 2003, UGID and its consolidated subsidiaries.

GAS UTILITY. Weather in Gas Utility's service territory during the 2004 three-month period based upon heating degree days was 18.7% warmer than normal compared with weather that was 16.3% colder than normal in the 2003 three-month period. Notwithstanding the warmer weather, total distribution system throughput increased 0.5 bcf or 3.3% reflecting higher volumes transported for delivery service customers and the volume effects of year-over-year firm-

                               UGI UTILITIES, INC.

residential, commercial and industrial ("retail core-market") customer growth. The decrease in Gas Utility revenues during the 2004 three-month period principally reflects a $7.9 million decrease in revenues from retail core-market customers as a result of lower retail core-market sales partially offset by an increase in revenues from off-system sales. Retail core-market average purchased gas cost ("PGC") rates were slightly higher during the 2004 three-month period. Gas Utility cost of gas was $65.1 million in the 2004 three-month period compared to $65.2 million in the 2003 three-month period reflecting the effects of the previously mentioned lower retail core-market sales substantially offset by the effects of the higher off-system sales and higher average PGC rates.

The decline in Gas Utility total margin reflects a $2.2 million decline in retail core-market total margin resulting from the lower volumes sold partially offset by higher commercial and industrial delivery service total margin reflecting greater volumes transported.

Gas Utility operating income increased $1.4 million in the 2004 three-month period principally reflecting a $3.8 million decline in operating and administrative expenses partially offset by the previously mentioned decline in total margin. The decrease in operating and administrative expenses is due in large part to the absence of costs related to settling an environmental claim recorded in the prior-year three-month period and, to a lesser extent, lower stock-based incentive compensation costs in the current-year three-month period. The increase in Gas Utility income before income taxes reflects the previously mentioned higher operating income offset by a $0.5 million increase in interest expense in the 2004 three-month period principally as a result of including dividends paid on preferred shares subject to mandatory redemption as a component of interest expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with the Characteristics of Both Liabilities and Equity" ("SFAS 150").

ELECTRIC OPERATIONS. Electric Utility's 2004 three-month period kilowatt-hour sales were slightly higher than in the prior-year period due in large part to greater air conditioning sales partially offset by the adverse effects of warmer spring weather on heating-related sales. Temperatures based upon the number of heating degree days in the 2004 three-month period were approximately 22.9% warmer than in the prior-year period.

The decline in Electric Operations revenues in the 2004 three-month period principally reflects the absence of revenues from UGID's electricity generation business partially offset by the effects of the increased Electric Utility sales. In June 2003, UGID and its subsidiaries were dividended to UGI (see Note 1 to Condensed Consolidated Financial Statements). Electric Operations' cost of sales declined $1.6 million in the 2004 three-month period principally reflecting the absence of costs related to UGID's operations.

Electric Operations total margin in the 2004 three-month period increased $0.7 million principally as a result of the increased Electric Utility sales partially offset by the absence of margin related to UGID's operations. Operating income and income before income taxes were higher in the 2004 three-month period principally reflecting the increase in total margin, lower Electric Utility operating and administrative expenses, and the absence of operating expenses related to UGID's operations.

                              UGI UTILITIES, INC.

2004 NINE-MONTH PERIOD COMPARED WITH 2003 NINE-MONTH PERIOD

                                                                                          Increase
Nine Months Ended June 30,                                2004          2003             (Decrease)
--------------------------                              ----------   -----------   -----------------------
(Millions of dollars)
GAS UTILITY:
 Revenues                                               $    490.5   $     484.7   $         5.8      1.2%
 Total margin (a)                                       $    165.3   $     172.1   $        (6.8)    (4.0)%
 Operating income                                       $     82.8   $      94.1   $       (11.3)   (12.0)%
 Income before income taxes                             $     70.9   $      83.5   $       (12.6)   (15.1)%
 System throughput - bcf                                      70.0          70.7            (0.7)    (1.0)%
 Heating degree days - % (warmer) colder
  than normal                                                 (2.0)%         8.3%              -        -

ELECTRIC OPERATIONS (b):
 Revenues                                               $     67.1   $      74.5   $        (7.4)    (9.9)%
 Total margin (a)                                       $     31.8   $      33.4   $        (1.6)    (4.8)%
 Operating income                                       $     16.8   $      18.2   $        (1.4)    (7.7)%
 Income before income taxes                             $     15.2   $      16.5   $        (1.3)    (7.9)%
 Distribution sales - gwh                                    747.2         741.8             5.4      0.7%

(a) Gas Utility's total margin represents total revenues less cost of sales. Electric Operations' total margin represents total revenues less cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $3.6 million in each of the nine-month periods ended June 30, 2004 and 2003.

(b) Electric Operations comprises Electric Utility and, for the nine months ended June 30, 2003, UGID and its consolidated subsidiaries.

GAS UTILITY. Weather in Gas Utility's service territory during the 2004 nine-month period was 2.0% warmer than normal compared with weather that was 8.3% colder than normal in the 2003 nine-month period. Total distribution system throughput decreased 0.7 bcf or 1.0% as the adverse effects of the warmer weather on heating-related sales to retail core-market customers were partially offset by greater volumes transported for delivery service customers and the volume effects of year-over-year retail core-market customer growth. The increase in Gas Utility revenues during the 2004 nine-month period includes a $15.6 million increase in revenues from off-system sales partially offset by lower retail core-market and delivery service revenues. The decline in retail core-market revenues reflects the effects of the reduced retail core-market volumes partially offset by higher average PGC rates. Gas Utility cost of gas was $325.2 million in the 2004 nine-month period compared to $312.6 million in the 2003 nine-month period reflecting greater cost of gas associated with the higher off-system sales and the higher average PGC rates partially offset by the effects of the lower retail core-market volumes sold.

Gas Utility total margin declined $6.8 million principally reflecting a $5.1 million decline in retail core-market margin and also reflecting the effects of lower volumes transported for small weather-sensitive delivery service customers.

                              UGI UTILITIES, INC.

Gas Utility operating income declined $11.3 million in the 2004 nine-month period principally reflecting the previously mentioned decline in total margin, lower other income, and a $1.0 million increase in depreciation expense partially offset by a decrease in operating and administrative expenses. Other income declined $4.9 million due in large part to a $2.9 million decline in non-tariff service income and costs related to settling a regulatory claim resulting from the discontinuance of natural gas service to certain customers. Operating and administrative expenses decreased $1.4 million due in large part to the absence of costs related to settling an environmental claim recorded in the prior-year nine-month period and lower distribution system maintenance expenses partially offset by increases in provisions for injuries and damages claims and higher compensation and benefits expenses. The decrease in Gas Utility income before income taxes reflects the decline in operating income and higher interest expense in the 2004 nine-month period principally as a result of including dividends paid on preferred shares subject to mandatory redemption as a component of interest expense in accordance with SFAS 150.

ELECTRIC OPERATIONS. Electric Utility's 2004 nine-month period kilowatt-hour sales were slightly higher than in the 2003 nine-month period due in large part to greater air conditioning sales partially offset by the adverse effects of warmer winter weather on heating-related sales. Temperatures based upon heating degree days in the 2004 nine-month period were approximately 7.4% warmer than in the prior-year period.

The decline in Electric Operations revenues in the 2004 nine-month period principally reflects the absence of revenues from UGID's electricity generation business partially offset by the effects of the increased Electric Utility sales. Electric Operations' cost of sales declined $5.8 million in the 2004 nine-month period principally reflecting the absence of $6.2 million of costs related to UGID's operations offset by $0.4 million of higher Electric Utility purchased power costs.

Electric Operations total margin in the 2004 nine-month period declined $1.6 million principally reflecting the absence of $1.9 million of total margin related to UGID's operations partially offset by a $0.3 million increase in Electric Utility total margin as a result of the higher Electric Utility sales. Operating income and income before income taxes were lower in the 2004 nine-month period principally reflecting the decline in total margin.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's total debt outstanding at June 30, 2004 totaled $247.3 million (including $30.1 million in bank loans) compared with $258.0 million (including $40.7 million in bank loans) at September 30, 2003.

The Company has revolving credit commitments under which it may borrow up to $110 million. These agreements expire in June 2006 and 2007. At June 30, 2004 borrowing under these agreements totaled $30.1 million. In addition, UGI Utilities has an uncommitted arrangement with a major bank under which it may borrow up to $20 million. At June 30, 2004, there were no borrowings outstanding under this agreement. Amounts outstanding under the revolving

                              UGI UTILITIES, INC.

credit agreements and the uncommitted arrangement are classified as bank loans on the Condensed Consolidated Balance Sheets. UGI Utilities also has a shelf registration statement with the SEC under which it may issue up to an additional $40 million of Medium-Term Notes or other debt securities. On July 27, 2004, UGI Utilities' Board of Directors approved the redemption on October 1, 2004 of all 200,000 shares of the $7.75 Series Preferred Stock at a price of $100 per share together with full cumulative dividends. Currently, we intend to fund the redemption of the $7.75 Series Preferred Stock with proceeds from the issuance of Medium-Term Notes.

CASH FLOWS

OPERATING ACTIVITIES. Due to the seasonal nature of UGI Utilities' businesses, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for gas and electricity consumed during the peak heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company's investment in working capital, principally accounts receivable and inventories, is generally greatest. UGI Utilities uses its revolving credit agreements to manage these seasonal cash flow needs. Cash provided by operating activities was $75.7 million during the nine months ended June 30, 2004 compared with $106.2 million in the prior-year period. Cash flow from operating activities before changes in operating working capital was $81.9 million in the 2004 nine-month period compared to $72.4 million in the prior-year nine-month period. Changes in operating working capital used $6.2 million of operating cash flow during the 2004 nine-month period compared with $33.8 million provided during the prior-year nine-month period. The decline in operating cash flow during the 2004 nine-month period principally reflects significantly lower net overcollections of deferred fuel costs and lower net income, partially offset by higher noncash deferred income tax expense and greater cash flow from changes in inventories.

INVESTING ACTIVITIES. Cash used by investing activities was $27.9 million in the 2004 nine-month period compared with $26.6 million in the prior-year period. Expenditures for property, plant and equipment were $26.6 million in the 2004 nine-month period compared with $25.7 million recorded in the prior-year period principally reflecting higher Electric Utility capital expenditures. Net costs of property, plant and equipment disposals were higher in the 2004 nine-month period as the prior-year amount reflected greater proceeds from the sale of property.

FINANCING ACTIVITIES. Cash used by financing activities was $45.8 million in the 2004 nine-month period compared with $84.0 million in the prior-year period. Financing activity cash flows are primarily the result of issuances and repayments of long-term debt, net borrowings under revolving credit agreements, dividends on common and, prior to the adoption of SFAS 150, preferred shares and capital contributions from UGI. During the 2004 and 2003 nine-month periods, we paid dividends of $35.2 million and $24.4 million, respectively, to UGI. Although, we paid dividends of $1.2 million on our preferred shares subject to mandatory redemption during both nine-month periods, dividends paid on preferred shares subject to mandatory redemption during the nine months ended June 30, 2004 are reflected in cash flow from operations as a result of the application of SFAS 150 (see "Preferred Shares Subject to Mandatory Redemption" below). During the 2004 nine-month period, we had net repayments of $10.6 million under our bank loans compared to net

                              UGI UTILITIES, INC.

repayments of $34.9 million in the prior-year period. The prior-year period also reflects the repayment of $26.0 million of maturing long-term debt.

PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION

Beginning July 1, 2003, the Company accounts for its preferred shares subject to mandatory redemption in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes guidelines on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 results in the Company presenting its preferred shares subject to mandatory redemption in the liabilities section of the balance sheet and reflecting dividends paid on these shares as a component of interest expense for periods presented after June 30, 2003. Because SFAS 150 specifically prohibits the restatement of financial statements prior to its adoption, prior period amounts have not been reclassified. As previously mentioned, on July 27, 2004 UGI Utilities' Board of Directors approved the redemption on October 1, 2004 of all 200,000 shares of the $7.75 Series Preferred Stock.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board ("FASB") revised Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was originally issued in January 2003 and clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 was effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interests created or acquired before February 1, 2003, FIN 46 was effective beginning with our interim period ended March 31, 2004. If certain conditions are met, FIN 46 requires the primary beneficiary to consolidate certain variable interest entities. The Company has not created or obtained any variable interest entities after January 31, 2003. The adoption of FIN 46 did not have any impact on the Company's financial position or results of operations.

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

                              UGI UTILITIES, INC.

difference between the annual amount calculated and the amount included in UGI Utilities' rates is deferred for future recovery from, or refund to, ratepayers.

In May 2004, the FASB issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP-106-2"). FSP 106-2 is effective for periods beginning after June 15, 2004. Therefore, the Condensed Consolidated Financial Statements and accompanying footnotes do not reflect the effects of the Act. However, under the current ratemaking described above, any increases or decreases in postretirement benefit costs resulting from the Act will not affect our reported results. In addition, because of the limited number of participants in the postretirement medical benefits program and the current level of postretirement medical benefits, we do not believe the Act will have a material effect on the Company's cash flows.

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

Electric Utility purchases its power needs from electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market. Prices for electricity can be volatile especially during periods of high demand or tight supply. In accordance with Provider of Last Resort ("POLR") settlements approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2006. In accordance with these settlements, effective January 1, 2005 and January 1, 2006, POLR generation rates for all metered customers may increase up to 4.5% and 7.5%, respectively, of total rates in effect on December 31, 2004. Currently, Electric Utility's fixed-price contracts with electricity suppliers mitigate most risks associated with the POLR service rate limits in effect through December 31, 2006. However, should any of the suppliers under these contracts fail to provide electric power under the terms of the power and capacity contracts, any increases in the cost of replacement power or capacity could negatively impact Electric Utility results. In order to reduce this non-performance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them. At June 30, 2004, the fair value of our electricity price swap was a gain of $1.7 million. Fair value reflects the estimated amount that we would expect to receive or pay to terminate the contract based upon quoted market prices of comparable contracts at June 30, 2004. An adverse change in electricity prices of ten percent would result in a $0.9 million decrease in the fair value of the swap.

Our variable-rate debt includes borrowings under our revolving credit agreements and the uncommitted arrangement with a major bank. These agreements provide for interest rates on

                              UGI UTILITIES, INC.

borrowings that are indexed to short-term market interest rates. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we expect to refinance such debt with new debt having an interest rate that is more or less than the refinanced debt.

In order to reduce interest rate risk associated with near-term issuances of fixed-rate debt, we may enter into interest rate protection agreements. At June 30, 2004, the fair value of our unsettled interest rate protection agreements, which have been designated and qualify as cash flow hedges, was a gain of $1.2 million. An adverse change in interest rates on ten-year U.S. treasury notes of ten percent would result in a $2.4 million decrease in the fair value of these interest rate protection agreements.

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

                              UGI UTILITIES, INC.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Sag Harbor, New York. By letter dated June 24, 2004, KeySpan Energy ("KeySpan") informed UGI Utilities, Inc. ("Utilities") that KeySpan has spent $2.3 million and expects to spend another $11 million to clean up a manufactured gas plant site it owns in Sag Harbor, New York. KeySpan believes that Utilities is responsible for approximately 50% of these costs as a result of Utilities' alleged direct ownership and operation of the plant from 1885 to 1902. Utilities is in the process of reviewing the information provided by KeySpan and is investigating this claim.

      Connecticut Gas Plants. By letter dated August 5, 2004, Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities, (together, the "Northeast Companies"), demanded contribution from Utilities for past and future remediation costs related to manufactured gas plant operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that Utilities controlled operations of the plants from 1883 to 1941. According to the letter, investigation and remedial costs at the sites to date total approximately $10 million and complete remediation costs for all sites could total $182 million. The Northeast Companies seek an unspecified fair and equitable allocation of these costs to Utilities. Utilities is in the process of reviewing the information provided by Northeast Companies and is investigating this claim.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   List of Exhibits:

            10.1 UGI Utilities, Inc. Severance Plan for Exempt Employees in Salary Grades 34-37 and Salary Grades 18-23, as amended December 16, 2003.

            10.2 UGI Corporation 2004 Omnibus Equity Compensation Plan, effective as of January 1, 2004. (Incorporated by reference to Exhibit 99.1 of UGI Corporation's Registration Statement No. 333-118147).

            10.3 UGI Corporation 2000 Stock Incentive Plan Amended and Restated as of December 16, 2003. (Incorporated by reference to Exhibit
                  10.2 of UGI Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2004).

            10.4 UGI Corporation Senior Executive Employee Severance Pay Plan, as amended December 16, 2003. (Incorporated by reference to Exhibit 10.3 of UGI Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2004).

            12.1  Computation of ratio of earnings to fixed charges.

                              UGI UTILITIES, INC.

            12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends.

            31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            *32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) The Company furnished information in a Current Report on Form 8-K during the third quarter of fiscal year 2004 as follows:

DATE                          ITEM NUMBER(s)                               CONTENT
----                          --------------                               -------
April 28, 2004                     12                  Press Release reporting financial results for the
                                                       fiscal quarter ended March 31, 2004.

-------------------------------

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

                                                             UGI Utilities, Inc.
                                                             -------------------
                                                             (Registrant)

Date:   August 13, 2004                   By:  /s/ John C. Barney
                                               -----------------------
                                          John C. Barney
                                          Senior Vice President - Finance
                                          (Principal Financial Officer)

                               UGI UTILITIES, INC.

                                  EXHIBIT INDEX

10.1 UGI Utilities, Inc. Severance Plan for Exempt Employees in Salary Grades 34-37 and Salary Grades 18-23, as amended December 16, 2003.

10.2 UGI Corporation 2004 Omnibus Equity Compensation Plan, effective as of January 1, 2004. (Incorporated by reference to Exhibit 99.1 of UGI Corporation's Registration Statement No. 333-118147).

10.3 UGI Corporation 2000 Stock Incentive Plan Amended and Restated as of December 16, 2003. (Incorporated by reference to Exhibit 10.2 of UGI Corporation's Quarterly Report on Form 10-Q for the period ended June 30,
      2004).

10.4 UGI Corporation Senior Executive Employee Severance Pay Plan, as amended December 16, 2003. (Incorporated by reference to Exhibit 10.3 of UGI Corporation's Quarterly Report on Form 10-Q for the period ended June 30,
      2004).

12.1  Computation of ratio of earnings to fixed charges

12.2 Computation of ratio of earnings to combined fixed charges and preferred stock dividends

31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2004, pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2004, pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

*32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------------

* This Exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

                               UGI UTILITIES INC.
        COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES - EXHIBIT 12.1
                             (THOUSANDS OF DOLLARS)

                                                   Nine
                                                  Months
                                                  Ended            Year Ended September 30,
                                                 June 30,   -----------------------------------------
                                                   2004      2003       2002        2001       2000
                                                 --------   --------   --------   --------   --------
EARNINGS:
Earnings before income taxes                     $ 86,049   $100,212   $ 73,665   $ 79,568   $ 82,882
Interest expense                                   13,285     17,412     16,365     18,724     18,135
Amortization of debt discount and expense             175        244        287        264        218
Estimated interest component of rental expense      1,080      1,434      1,563      1,541      1,318
                                                 --------   --------   --------   --------   --------
                                                 $100,589   $119,302   $ 91,880   $100,097   $102,553
                                                 ========   ========   ========   ========   ========

FIXED CHARGES:
Interest expense                                 $ 13,285   $ 17,412   $ 16,365   $ 18,724   $ 18,135
Amortization of debt discount and expense             175        244        287        264        218
Allowance for funds used during
      construction (capitalized interest)               8          7         19         12         17
Estimated interest component of rental expense      1,080      1,434      1,563      1,541      1,318
                                                 --------   --------   --------   --------   --------
                                                 $ 14,548   $ 19,097   $ 18,234   $ 20,541   $ 19,688
                                                 ========   ========   ========   ========   ========

Ratio of earnings to fixed charges                   6.91       6.25       5.04       4.87       5.21
                                                 ========   ========   ========   ========   ========

                               UGI UTILITIES INC.
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                  AND PREFERRED STOCK DIVIDENDS - EXHIBIT 12.2
                             (THOUSANDS OF DOLLARS)

                                                                 Nine
                                                                 Months
                                                                 Ended            Year Ended September 30,
                                                                June 30,   -----------------------------------------
                                                                  2004       2003       2002       2001       2000
                                                                --------   --------   --------   --------   --------
EARNINGS:
Earnings before income taxes                                    $ 86,049   $100,212   $ 73,665   $ 79,568   $ 82,882
Interest expense                                                  13,285     17,412     16,365     18,724     18,135
Amortization of debt discount and expense                            175        244        287        264        218
Estimated interest component of rental expense                     1,080      1,434      1,563      1,541      1,318
                                                                --------   --------   --------   --------   --------
                                                                $100,589   $119,302   $ 91,880   $100,097   $102,553
                                                                ========   ========   ========   ========   ========

COMBINED FIXED CHARGES AND PREFERRED
      STOCK DIVIDENDS:
Interest expense                                                $ 13,285   $ 17,412   $ 16,365   $ 18,724   $ 18,135
Amortization of debt discount and expense                            175        244        287        264        218
Allowance for funds used during
      construction (capitalized interest)                              8          7         19         12         17
Estimated interest component of rental expense                     1,080      1,434      1,563      1,541      1,318
Preferred stock dividend requirements                                  -      1,163      1,550      1,550      1,550
Adjustment required to state preferred stock
      dividend requirements on a pretax basis                          -        753      1,012        995        968
                                                                --------   --------   --------   --------   --------
                                                                $ 14,548   $ 21,013   $ 20,796   $ 23,086   $ 22,206
                                                                ========   ========   ========   ========   ========
Ratio of earnings to combined fixed charges
      and preferred stock dividends                                 6.91       5.68       4.42       4.34       4.62
                                                                ========   ========   ========   ========   ========