Form 10-K
period 2004-09-30
UGI UTILITIES INC
filed 2004-12-14
CIK 100548

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

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
REQUIREMENTS FOR THE PAST 90 DAYS. YES   X   NO      .
                                       -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At November 30, 2004, there were 26,781,785 shares of UGI Utilities Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

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

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I:     ...................................................................1

            Items 1. and 2.   Business and Properties..........................1

            Item 3.           Legal Proceedings................................7

PART II:    ..................................................................10

            Item 5.           Market for Registrant's Common Equity,
                              Related Stockholder Matters and Issuer
                              Purchases of Equity Securities..................10

            Item 7.           Management's Discussion and Analysis of
                              Financial Condition and Results
                              of Operations...................................11

            Item 7A.          Quantitative and Qualitative Disclosures
                              About Market Risk...............................26

            Item 8.           Financial Statements and Supplementary
                              Data............................................26

            Item 9.           Changes in and Disagreements with
                              Accountants on Accounting and
                              Financial Disclosure............................26

            Item 9A.          Controls and Procedures.........................26

            Item 9B.          Other Information...............................27

PART III:   INTENTIONALLY OMITTED.............................................28

PART IV:    ..................................................................29

            Item 15.          Exhibits and Financial Statement
                              Schedules.......................................29

            Signatures........................................................36

                              Index to Financial Statements and Financial
                              Statement Schedule.............................F-2


                                       (i)

PART I:

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

GENERAL

     UGI Utilities, Inc. ("Utilities," "UGI Utilities" or the "Company") is a public utility company that owns and operates (i) a natural gas distribution utility serving customers in 14 counties in eastern and southeastern Pennsylvania ("Gas Utility"), and (ii) an electric utility serving parts of Luzerne and Wyoming counties in northeastern Pennsylvania ("Electric Utility"). We are a wholly owned subsidiary of UGI Corporation ("UGI"). In response to state deregulation legislation, effective October 1, 1999 we transferred our electric generation assets to our non-utility subsidiary, UGI Development Company ("UGID"). UGID contributed certain of its generation assets to a joint venture with a subsidiary of Allegheny Energy, Inc. in December 2000. In June 2003, we dividended the stock of UGID to UGI. UGID's results of operations did not have a material effect on our results of operations for fiscal year 2003 or 2002.

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

GAS UTILITY OPERATIONS

SERVICE AREA; REVENUE ANALYSIS

     Gas Utility distributes natural gas to approximately 300,000 customers in portions of 14 eastern and southeastern Pennsylvania counties through its distribution system of approximately 4,900 miles of gas mains. The service area consists of approximately 3,000 square miles and includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon and Reading, Pennsylvania. Located in Gas Utility's service area are major production centers for basic industries such as specialty metals, aluminum and glass.

     System throughput (the total volume of gas sold to or transported for customers within Gas Utility's distribution system) for the 2004 fiscal year was approximately 82.2 billion cubic feet ("bcf"). System sales of gas to firm-residential, commercial and industrial ("retail core-market") customers accounted for approximately 42% of system throughput, while gas delivery service (gas transported for residential, commercial and industrial customers who bought their gas from others) accounted for approximately 58% of system throughput. Based on the most recent available industry data (2002), residential customers account for approximately 35% of total system throughput by natural gas distribution companies in the United States. By contrast, for the 2004 fiscal year, Gas Utility's residential customers represented 26% of its total system throughput.

SOURCES OF SUPPLY AND PIPELINE CAPACITY

     Gas Utility meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with producers and marketers, and storage and transportation service contracts. These arrangements enable Gas Utility to purchase gas from Gulf Coast, Mid-Continent, Appalachian and Canadian sources. For the transportation and storage function, Gas Utility has agreements with a number of pipeline companies, including Texas Eastern Transmission Corporation, Columbia Gas Transmission Corporation and Transcontinental Gas Pipeline Corporation.

GAS SUPPLY CONTRACTS

     During fiscal year 2004, Gas Utility purchased approximately 50 bcf of natural gas for sale to retail core-market and off-system sales customers. Approximately 77% of the volumes purchased were supplied under agreements with ten major suppliers. The remaining 23% of gas purchased was supplied by approximately 20 different producers and marketers. Gas supply contracts are generally no longer than one year.

SEASONAL VARIATION

     Because many of its customers use gas for heating purposes, Gas Utility sales are seasonal. Approximately 59% of fiscal year 2004 throughput occurred during the winter season from November through March.

COMPETITION

     Natural gas is a fuel that competes with electricity and oil, and to a lesser extent, with propane and coal. Competition among these fuels is primarily a function of their perceived reliability, comparative price, and the relative cost and efficiency of fuel utilization equipment. Electric utilities in Gas Utility's service area are seeking new load, primarily in the new construction market. Fuel oil dealers compete for customers in all categories, including industrial customers. Gas Utility responds to this competition with marketing efforts designed to retain and grow its customer base.

     In substantially all of its service territory, Utilities is the only regulated gas distribution utility having the right, granted by the PUC or by law, to provide gas distribution services. Since the 1980s, larger commercial and industrial customers have been able to purchase gas supplies from entities other than Gas Utility. As a result of Pennsylvania's Natural Gas Choice and Competition Act ("Gas Competition Act"), which became effective July 1, 1999, all of Gas Utility's customers, including residential and smaller commercial and industrial customers have been afforded this opportunity.

     A number of Gas Utility's commercial and industrial customers have the ability to switch to an alternate fuel at any time and, therefore, are served on an interruptible basis under rates which are competitively priced with respect to their alternate fuel. Profitability from these customers, therefore, is affected by the difference, or "spread," between the customers' delivered cost of gas and the customers' delivered alternate fuel cost, and the frequency and duration of interruptions. See "Gas Utility and Electric Utility Regulation and Rates - Gas Utility Rates." Commercial and industrial customers representing 22% of total system throughput have locations which afford them the opportunity, although none have exercised it, of seeking transportation service directly from interstate pipelines, thereby bypassing Gas Utility. The majority of customers in this group are served under transportation contracts having three- to twenty-year terms. Included in these two groups are Gas Utility's ten largest customers in terms of annual volume. All of these customers have contracts, eight of which extend beyond fiscal year 2005. No single customer represents, or is anticipated to represent, more than 5% of the total revenues of Gas Utility.

OUTLOOK FOR GAS SERVICE AND SUPPLY

     Gas Utility anticipates having adequate pipeline capacity and sources of supply available to it to meet the full requirements of all firm customers on its system through fiscal year 2005. Supply mix is diversified, market priced, and delivered pursuant to a number of long- and short-term firm transportation and storage arrangements, including transportation contracts held by some of Gas Utility's larger customers.

     During fiscal year 2004, Gas Utility supplied transportation service to two major cogeneration installations and three electric generation facilities. Gas Utility continues to pursue opportunities to supply natural gas to electric generation projects located in its service territory. Gas Utility also continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In the residential market sector, Gas Utility connected approximately 10,600 new residential heating customers during fiscal year 2004, which represented a record annual increase. Of those new customers, new home construction accounted for over 8,000 heating customers. Customers converting from other energy sources, primarily oil and electricity, and existing non-heating gas customers who have added gas heating systems to replace other energy sources, accounted for the balance of the additions. The number of new commercial and industrial customers was approximately 1,200.

     Gas Utility continues to monitor and participate extensively in rulemaking and individual rate and tariff proceedings before the Federal Energy Regulatory Commission ("FERC") affecting the rates and the terms and conditions under which Gas Utility transports and stores natural gas. Among these proceedings are those arising out of certain FERC orders and/or pipeline filings which relate to (i) the pricing of pipeline services in a competitive energy marketplace; (ii) the flexibility of the terms and conditions of pipeline service tariffs and contracts; and (iii) pipelines' requests to increase their base rates, or change the terms and conditions of their storage and transportation services.

     Gas Utility's objective in negotiations with interstate pipeline and natural gas suppliers, and in proceedings before regulatory agencies, is to assure availability of supply, transportation and storage alternatives to serve market requirements at the lowest cost achievable for reliable and secure supplies. Consistent with that objective, Gas Utility negotiates the terms of firm transportation capacity on all pipelines serving it, arranges for appropriate storage and peak-shaving resources, negotiates with producers for competitively priced gas purchases and aggressively participates in regulatory proceedings related to transportation rights and costs of service.

                                ELECTRIC UTILITY

SERVICE AREA; SALES ANALYSIS

     Electric Utility supplies electric service to approximately 62,000 customers in portions of Luzerne and Wyoming Counties in northeastern Pennsylvania through a system consisting of approximately 2,100 miles of transmission and distribution lines and 14 transmission substations. For fiscal year 2004, about 53% of sales volume came from residential customers, 35% from commercial customers and 12% from industrial customers. Electricity transported for customers who purchased their power from other suppliers represented less than 1% of fiscal year 2004 sales volume.

SOURCES OF SUPPLY

     Electric Utility has third-party generation supply contracts in place for substantially all of its expected energy requirements for fiscal year 2005. Electric Utility distributes both electricity that it purchases from others and electricity that customers purchase from other suppliers. At September 30, 2004, alternate suppliers served customers representing less than 1% of system load. Electric Utility expects to continue to provide energy to the great majority of its distribution customers for the foreseeable future.

COMPETITION

     As a result of the Electricity Generation Customer Choice and Competition Act ("ECC Act") that became effective in 1997, all Pennsylvania retail electric customers have the ability to choose their electric generation supplier. Under the ECC Act, Electric Utility remains the provider of last resort ("POLR") for its customers who do not choose an alternate electric generation supplier. The terms and conditions under which Electric Utility provides POLR service, and rules governing the rates that may be charged for such service, have been established in a series of PUC-approved settlements, the most recent of which became effective in June 2004 (collectively, the "POLR Settlement.") Consistent with the terms of the POLR Settlement, Electric Utility's POLR rates will increase beginning January 2005 and Electric Utility is permitted, but not required, to further increase its POLR rates in January 2006. Electric Utility is the only regulated electric utility having the right, granted by the PUC or by law, to distribute electricity in its service territory. Sales of electricity for residential heating purposes accounted for approximately 20% of total sales of electricity during the 2004 fiscal year. Electricity competes with natural gas, oil, propane and other heating fuels for this use.

              GAS UTILITY AND ELECTRIC UTILITY REGULATION AND RATES

PENNSYLVANIA PUBLIC UTILITY COMMISSION JURISDICTION

     Utilities' gas and electric utility operations are subject to regulation by the PUC as to rates, terms and conditions of service, accounting matters, issuance of securities, contracts and other arrangements with affiliated entities, and various other matters.

FERC ORDERS 888 AND 889

     In April 1996, FERC issued Orders No. 888 and 889, which established rules for the use of electric transmission facilities for wholesale transactions. FERC has also asserted jurisdiction over the transmission component of electric retail choice transactions. In compliance with these orders, the PJM Interconnection, LLC ("PJM"), of which Utilities is a member, has filed an open access transmission tariff with FERC establishing transmission rates and procedures for transmission within the PJM control area. Under the PJM tariff and associated agreements, Electric Utility is entitled to receive certain revenues when its transmission facilities are used by third parties.

GAS UTILITY RATES

     Effective October 1, 2000, Gas Utility increased its base rates for retail core-market customers and implemented a credit to its purchased gas cost rates (described below). Since December 1, 2001, Gas Utility has reduced its purchased gas cost rates to retail core-market customers by an amount equal to the margin it receives from customers served under interruptible rates to the extent they use capacity contracted for by Gas Utility for retail core-market customers. As a result of these changes in its regulated rates, since December 1, 2001, Gas Utility's operating results have been more sensitive to heating season weather and less sensitive to competition from alternative fuels in commercial and industrial markets.

     Gas Utility's gas service tariff contains purchased gas cost ("PGC") rates that provide for annual increases or decreases in the rate per thousand cubic feet ("mcf") that Gas Utility charges for natural gas sold by it, to reflect Gas Utility's projected cost of purchased gas. PGC rates may also be adjusted quarterly, or, under certain conditions monthly, to reflect the actual cost of gas. Each proposed annual PGC rate is required to be filed with the PUC six months prior to its effective date. During this period the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels which meet that standard. The PGC mechanism also provides for an annual reconciliation. Gas Utility has two PGC rates. PGC (1) is applicable to small, firm, retail core-market customers consisting of the residential and small commercial and industrial classes; PGC (2) is applicable to firm, contractual, high-load factor customers served on three separate rates. In addition, residential customers maintaining a high load factor may qualify for the PGC (2) rate. As described above, Gas Utility's PGC rates are adjusted to reflect margins, if any, from interruptible rate customers who do not obtain their own pipeline capacity.

ELECTRIC UTILITY RATES

     Electric Utility's POLR rates will increase beginning January 2005 and Electric Utility is permitted, but not required, to further increase its POLR rates in January 2006. Pursuant to the requirements of the ECC Act, the PUC is currently developing POLR regulations that are expected to further define POLR service obligations and pricing. As of September 30, 2004, fewer than 1% of Electric Utility's customers have chosen an alternative electricity generation supplier.

STATE TAX SURCHARGE CLAUSES

     Utilities' gas and electric service tariffs contain state tax surcharge clauses. The surcharges are recomputed whenever any of the tax rates included in their calculation are changed. These clauses protect Utilities from the effects of increases in most of the Pennsylvania taxes to which it is subject.

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

EMPLOYEES

     At September 30, 2004, Utilities had approximately 1,000 employees.

BUSINESS SEGMENT INFORMATION

     The table stating the amounts of revenues, operating income and identifiable assets attributable to Utilities' operating segments for the 2004, 2003 and 2002 fiscal years appears in Note 10 "Segment Information" of Notes to Consolidated Financial Statements included in this Report and is incorporated herein by reference.

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

     Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because Utilities is currently permitted to include in rates, through future base rate proceedings, prudently incurred remediation costs associated with such sites. Utilities has been notified of several sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by Utilities or owned or operated by its former subsidiaries. Such parties are investigating the extent of environmental contamination or performing environmental remediation. Utilities is currently litigating three claims against it relating to out-of-state sites.

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

     By orders issued in November 2003 and March 2004, the court granted Utilities' motion for summary judgment and dismissed ConEd's complaint. ConEd has appealed.

     City of Bangor, Maine v. Citizens Communications Co. In April 2003, Citizens Communications Company ("Citizens") served a complaint naming Utilities as a third-party defendant in a civil action pending in United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, Maine ("City"), sued Citizens to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Citizens' predecessors at a site on the Penobscot River. Citizens subsequently joined Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of costs Citizens may be required to pay to the City for cleaning up tar deposits in the Penobscot River. Citizens alleges that Utilities and its predecessors owned and operated the plant from 1901 to 1928. The City believes it could cost as much as $50 million to clean up the river. Utilities believes that it has good defenses to the claim and is defending the suit.

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

     Savannah, Georgia Matter. AGL previously informed Utilities that it was investigating contamination that appeared to be related to MGP operations at a site owned by AGL in Savannah, Georgia. A former subsidiary of Utilities operated the MGP in the early 1900s. AGL has recently informed Utilities that it has begun remediation of MGP wastes at the site and believes that the total cost of remediation could be as high as $55 million. AGL has not filed suit against Utilities for a share of these costs. Utilities believes that it will have good defenses to any action that may arise out of this site.

     Sag Harbor, New York Matter. By letter dated June 24, 2004, KeySpan Energy ("KeySpan") informed Utilities that KeySpan has spent $2.3 million and expects to spend another $11 million to clean up an MGP site it owns in Sag Harbor, New York. KeySpan believes that Utilities is responsible for approximately 50% of these costs as a result of Utilities' alleged direct ownership and operation of the plant from 1885 to 1902. Utilities is in the process of reviewing the information provided by KeySpan and is investigating this claim.

     Connecticut Gas Plants Matter. By letter dated August 5, 2004, Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities, (together the "Northeast Companies"), demanded contribution from Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that Utilities controlled operations of the plants from 1883 to 1941. According to the letter, investigation and remedial costs at the sites to date total approximately $10 million and complete remediation costs for all sites could total $182 million. The Northeast Companies seek an unspecified fair and equitable allocation of these costs to Utilities. Utilities is in the process of reviewing the information provided by Northeast Companies and is investigating this claim.

RELATED MATTER

     UGI Utilities, Inc. v. Insurance Co. of North America, et al. On February 11, 1999, Utilities filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania against more than fifty insurance companies, including Insurance Services, Ltd. (AEGIS). The complaint alleges that the defendants breached contracts of insurance by failing to indemnify Utilities for certain environmental costs. Utilities has now settled with all known solvent defendants and the suit has been dismissed.

PART II:

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

     All of the outstanding shares of the Company's Common Stock are owned by UGI and are not publicly traded.

DIVIDENDS

     Cash dividends declared on the Company's Common Stock totaled $45 million in fiscal year 2004, $33.9 million in fiscal year 2003 and $37.9 million in fiscal year 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), Electric Utility and the electric generation business of UGI Development Company ("UGID") prior to its distribution to UGI in June 2003 are collectively referred to as "Electric Operations." The MD&A should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements including the business segment information in
Note 10.

FISCAL 2004 COMPARED WITH FISCAL 2003

                                                           Increase
Year Ended September 30,              2004      2003      (Decrease)
------------------------             ------    ------   --------------
(Millions of dollars)
GAS UTILITY:
   Revenues                          $560.4    $539.9   $ 20.5     3.8 %
   Total margin (a)                  $191.5    $196.9   $ (5.4)   (2.7)%
   Operating income                  $ 80.1    $ 96.1   $(16.0)  (16.6)%
   Income before income taxes        $ 64.2    $ 80.7   $(16.5)  (20.4)%
   System throughput - bcf             82.2      83.8     (1.6)   (1.9)%
   Degree days - % (warmer) colder
      than normal                      (2.9)%     7.0%      --      --

ELECTRIC OPERATIONS:
   Revenues                          $ 89.7    $ 96.9   $ (7.2)   (7.4)%
   Total margin (a)                  $ 41.5    $ 42.2   $ (0.7)   (1.7)%
   Operating income                  $ 20.9    $ 21.8   $ (0.9)   (4.1)%
   Income before income taxes        $ 18.9    $ 19.5   $ (0.6)   (3.1)%
   Distribution sales - gwh           983.9     980.0      3.9     0.4 %

bcf - billions of cubic feet. gwh - millions of kilowatt hours.

     (a) Gas Utility's total margin represents total revenues less cost of sales. Electric Operation's total margin represents total revenues less cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes of $4.8 million in both Fiscal 2004 and Fiscal 2003. For financial statement purposes, Gas Utility's and Electric Operations' cost of sales is included in "gas, fuel and purchased power" and revenue-related taxes are included in "taxes other than income taxes" on the Consolidated Statements of Income.

GAS UTILITY. Weather in Gas Utility's service territory based upon heating degree days was 2.9% warmer than normal in Fiscal 2004 compared with weather that was 7.0% colder than normal in Fiscal 2003. Total distribution system throughput decreased 1.6 bcf or 1.9% as the adverse effects of the warmer weather on heating-related sales to firm- residential, commercial and industrial ("retail core-market") customers were partially offset by greater volumes transported for delivery service customers and the volume effects of year-over-year retail core-market customer growth. The increase in Gas Utility revenues during Fiscal 2004 includes a $20.1 million increase in revenues from off-system sales partially offset by lower retail core-market and delivery service revenues. The decline in retail core-market revenues reflects the effects of the reduced retail core-market volumes partially offset by higher average purchased gas costs ("PGC") rates reflecting higher natural gas costs. Gas Utility's cost of gas was $368.9 million in Fiscal 2004 compared to $343.0 million in Fiscal 2003 reflecting greater cost of gas associated with the higher off-system sales and the higher average retail core-market PGC rates partially offset by the effects of the lower retail core-market volumes sold. Increases or decreases in Gas Utility's cost of gas associated with retail core-market customers result from changes in retail core-market volumes, the price of the gas purchased and the level of gas costs collected through the PGC recovery mechanism. Under this recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers equal to the amount included in rates and defers the difference on the balance sheet as a regulatory asset or liability representing an amount to be collected from or refunded to customers in a future period. As a result, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin.

Gas Utility total margin declined $5.4 million principally reflecting a $4.0 million decline in retail core-market margin and the effects of lower margins on delivery-service.

Gas Utility operating income declined $16.0 million in Fiscal 2004 principally reflecting the previously mentioned decline in total margin, lower other income and higher operating and administrative expenses. Other income declined $5.4 million due in large part to a decline in non-tariff service income, costs related to settling a regulatory claim and the absence of pension income in Fiscal 2004. Operating and administrative expenses increased $3.8 million due primarily to higher compensation and benefits expense, including the effects of a lump-sum payment made to a participant of UGI Utilities' unfunded executive retirement plan, partially offset by the absence of costs related to settling an environmental claim recorded in the prior year and lower Fiscal 2004 distribution system maintenance expenses. The decrease in Gas Utility income before income taxes reflects the decline in operating income and slightly higher interest expense in Fiscal 2004 resulting from classifying dividends paid on preferred shares subject to mandatory redemption as interest expense, beginning July 1, 2003, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 150 ("SFAS 150").

ELECTRIC OPERATIONS. Electric Utility's Fiscal 2004 kilowatt-hour sales were slightly higher than in Fiscal 2003 due in large part to greater air conditioning sales partially offset by the adverse effects of slightly warmer winter weather on heating-related sales.

The decline in Electric Operations revenues in Fiscal 2004 principally reflects the absence of $8.0 million of revenues from UGID's electricity generation business recorded in the prior year. Electric Operations' cost of sales declined $6.6 million in Fiscal 2004 reflecting the absence of $6.2 million of costs related to UGID's operations and approximately $0.4 million of lower Electric Utility purchased power costs.

Electric Operations total margin in Fiscal 2004 declined $0.7 million principally reflecting the absence of $1.8 million of total margin related to UGID's operations partially offset by a $1.1 million increase in Electric Utility total margin. Operating income and income before income taxes were lower in Fiscal 2004 principally reflecting the decline in total margin.

FISCAL 2003 COMPARED WITH FISCAL 2002

Year Ended September 30,              2003     2002       Increase
------------------------             ------   ------   --------------
(Millions of dollars)
GAS UTILITY:
   Revenues                          $539.9   $404.5    $135.4   33.5%
   Total margin                      $196.9   $162.9    $ 34.0   20.9%
   Operating income                  $ 96.1   $ 77.1    $ 19.0   24.6%
   Income before income taxes        $ 80.7   $ 62.9    $ 17.8   28.3%
   System throughput - bcf             83.8     70.5      13.3   18.9%
   Degree days - % colder (warmer)
      than normal                       7.0%   (17.4)%      --     --

ELECTRIC OPERATIONS:
   Revenues                          $ 96.9   $ 86.0    $ 10.9   12.7%
   Total margin (a)                  $ 42.2   $ 32.8    $  9.4   28.7%
   Operating income                  $ 21.8   $ 13.2    $  8.6   65.2%
   Income before income taxes        $ 19.5   $ 10.7    $  8.8   82.2%
   Distribution sales - gwh           980.0    933.6      46.4    5.0%

(a) Electric Operation's total margin represents total revenues less cost of sales and Electric Utility gross receipts taxes of $4.8 million and $4.6 million in Fiscal 2003 and Fiscal 2002, respectively.

GAS UTILITY. Weather in Gas Utility's service territory based upon heating degree days was 7.0% colder than normal during Fiscal 2003 compared to weather that was 17.4% warmer than normal during Fiscal 2002. The significantly colder weather resulted in higher heating-related sales to retail core-market customers and, to a lesser extent, greater volumes transported for residential, commercial and industrial delivery service customers. System throughput in Fiscal 2003 also benefited from a year-over-year increase in the number of customers.

Gas Utility revenues in Fiscal 2003 increased principally as a result of the previously mentioned greater retail core-market and delivery service volumes and higher average retail core-market PGC rates resulting from higher natural gas costs. Gas Utility's cost of gas was $343.0 million in Fiscal 2003, an increase of $101.3 million from Fiscal 2002, reflecting the higher retail core-market volumes sold and the higher retail core-market PGC rates.

The increase in Gas Utility total margin in Fiscal 2003 compared to Fiscal 2002 principally reflects a $27.1 million increase in retail core-market total margin due to the higher retail core-market sales and increased margin from greater delivery service volumes.

The increase in Gas Utility operating income principally reflects the increase in total margin partially offset by a $12.7 million increase in operating and administrative expenses and lower other income. Fiscal 2003 operating and administrative expenses include higher costs associated with litigation-related costs and expenses, greater distribution system maintenance expenses, higher uncollectible accounts expenses and increased incentive compensation costs. Other income declined $3.2 million principally reflecting a $2.2 million decrease in pension income and lower interest income on PGC undercollections. The increase in Gas Utility income before income taxes reflects the increase in operating income offset by higher interest expense on PGC overcollections and, beginning July 1, 2003, the classification of dividends on preferred shares as interest expense.

ELECTRIC OPERATIONS. Electric Utility's Fiscal 2003 kilowatt-hour sales increased principally as a result of weather based upon heating degree days that was 8.4% colder than normal compared to weather that was 14.5% warmer than normal in the prior year.

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

FINANCIAL CONDITION AND LIQUIDITY

CAPITALIZATION AND LIQUIDITY

Utilities total debt outstanding was $278.1 million at September 30, 2004. Included in this amount is $60.9 million of borrowings outstanding under revolving credit agreements.

Utilities has revolving credit commitments under which it may borrow up to a total of $110 million. These agreements are currently scheduled to expire in June 2007. In addition, UGI Utilities has an uncommitted arrangement with a major bank under which it may borrow up to $20 million. At September 30, 2004, there were no borrowings outstanding under this arrangement. Amounts outstanding under the revolving credit agreements and the uncommitted arrangement are classified as bank loans on the Consolidated Balance Sheets. The revolving credit agreements have restrictions on such items as total debt, debt service and payments for investments.

On July 27, 2004, UGI Utilities' Board of Directors approved the redemption on October 1, 2004 of all 200,000 shares of the $7.75 Series Preferred Stock at a price of $100 per share together with full cumulative dividends. The redemption on October 1, 2004 of all 200,000 shares of the $7.75 Series Preferred Stock was funded with proceeds from the issuance of $20 million of 6.13% Medium-Term Notes due October 2034. Utilities has a shelf registration statement with the U.S. Securities and Exchange Commission under which it may issue up to an additional $20 million of Medium-Term Notes or other debt securities.

In order to provide additional short-term liquidity during the peak-heating season, on November 1, 2004, Utilities borrowed $20 million under the uncommitted arrangement with a major bank, which is scheduled to mature on March 1, 2005. Based upon cash expected to be generated from Gas Utility and Electric Utility operations, short-term borrowings, including borrowings available under revolving credit agreements and the availability of its Medium-Term Notes, management believes that Utilities will be able to meet its anticipated contractual and projected cash commitments during Fiscal 2005. For a more detailed discussion of Utilities' long-term debt and credit facilities, see Note 3 to Consolidated Financial Statements.

CASH FLOWS

OPERATING ACTIVITIES. Due to the seasonal nature of Utilities' businesses, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for natural gas and electricity consumed during the peak heating season months. Conversely, operating cash flows are usually at their lowest levels during the first and fourth quarters when the Company's investment in working capital, principally accounts receivable and inventories, is generally greatest. Utilities uses its revolving credit agreements and the uncommitted arrangement with a major bank to satisfy its seasonal operating cash flow needs. Cash flow from operating activities was $67.0 million in Fiscal 2004, $97.8 million in Fiscal 2003, and $55.1 million in Fiscal 2002. Cash flow from operating activities before changes in operating working capital was $92.9 million in Fiscal 2004, $91.8 million in Fiscal 2003 and $78.4 million in Fiscal 2002. Changes in operating working capital used $26.0 million of operating cash flow in Fiscal 2004, provided $6.0 million of operating cash flow in Fiscal 2003 and used $23.3 million of operating cash flow in Fiscal 2002. The decrease in Fiscal 2004 cash flow from operating activities compared to Fiscal 2003 principally reflects, among other things, a decline in cash flow from changes in Gas Utility deferred fuel costs and an increase in accounts receivable partially offset by greater noncash deferred income taxes.

INVESTING ACTIVITIES. Cash flow used in investing activities was $42.4 million in Fiscal 2004, $43.1 million in Fiscal 2003 and $36.6 million in Fiscal 2002. Expenditures for property, plant and equipment were $40.7 million in Fiscal 2004, $41.3 million in Fiscal 2003 and $35.9 million in Fiscal 2002. Net costs of property, plant and equipment disposals which principally represent net costs associated with retirements of distribution system assets were $1.7 million in Fiscal 2004, $1.8 million in Fiscal 2003 and $0.7 million in Fiscal 2002.

FINANCING ACTIVITIES. Cash flow used by financing activities was $24.8 million in Fiscal 2004, $60.5 million in Fiscal 2003 and $20.1 million in Fiscal 2002. Financing activity cash flow changes are primarily due to issuances and repayments of long-term debt, net short-term borrowings including borrowings under revolving credit facilities, dividends on common stock and, prior to the adoption of SFAS 150, effective July 1, 2003, dividends on preferred shares subject to mandatory redemption and capital contributions from UGI.

During Fiscal 2004, 2003 and 2002, we paid cash dividends to UGI of $45.0 million, $33.9 million and $37.9 million, respectively. Although we paid dividends on our preferred shares subject to mandatory redemption of $1.6 million in all three periods, dividends paid on the preferred shares subject to mandatory redemption for all periods beginning July 1, 2003 are reflected in cash flow from operations as a result of the application of SFAS 150 (see "Preferred Shares Subject to Mandatory Redemption" below).

PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION

Beginning July 1, 2003 through the date of their redemption on October 1, 2004, the Company accounted for its preferred shares subject to mandatory redemption in accordance with SFAS 150. SFAS 150 establishes guidelines on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150, effective July 1, 2003, resulted in the Company presenting its preferred shares subject to mandatory redemption in the liabilities section of the balance sheet and reflecting dividends paid on these shares as a component of interest expense for periods presented after June 30, 2003. Prior to July 1, 2003, these dividends were reflected as a deduction from net income. Because SFAS 150 specifically prohibits the restatement of financial statements prior to its adoption, prior period amounts have not been reclassified. The amount of such dividends reflected in interest expense was $1.6 million in Fiscal 2004 and $0.4 million in Fiscal 2003.

DIVIDEND OF UGID

In June 2003, the Company dividended all of the common stock of UGID and UGID's subsidiaries to UGI. The net book value of the assets and liabilities of UGID and its subsidiaries on the date of distribution totaling $15.4 million (including $2.6 million of cash) was eliminated from the consolidated balance sheet and reflected as a dividend from retained earnings. The results of operations of UGID and its subsidiaries through the date of distribution did not have a material effect on the Company's net income in Fiscal 2003 or 2002.

UTILITIES PENSION PLAN

UGI Utilities sponsors a defined benefit pension plan ("Pension Plan") for employees of UGI Utilities, UGI, and certain of UGI's other subsidiaries. The fair value of Pension Plan assets was $196.4 million and $183.8 million at September 30, 2004 and 2003, respectively. At September 30, 2004 and 2003, the Pension Plan's assets exceeded its accumulated benefit obligations by $9.2 million and $7.3 million, respectively. The Company is in full compliance with regulations governing defined benefit pension plans, including Employee Retirement Income Security Act of 1974 ("ERISA") rules and regulations, and does not anticipate it will be required to make a contribution to the Pension Plan in Fiscal 2005. Pre-tax pension expense (income) reflected in Fiscal 2004, 2003 and 2002 results was $1.0 million, $(1.2) million and $(3.9) million, respectively. The decrease in pension income during this period principally reflects the changes in the market value of Plan assets and decreases in the discount rate assumption. Pension expense in Fiscal 2005 is expected to be approximately $2.5 million due in large part to the expiration of the Pension Plan's transition asset amortization.

CAPITAL EXPENDITURES

In the following table, we present capital expenditures by business segment for Fiscal 2004, Fiscal 2003 and Fiscal 2002. We also provide amounts we expect to spend in Fiscal 2005. We expect to finance a substantial portion of Fiscal 2005 capital expenditures from cash generated by operations and the remainder from borrowings under our credit facilities.

Year Ended September 30,                     2005       2004   2003(a)   2002(a)
------------------------                  ----------   -----   -------   -------
(Millions of dollars)                     (estimate)
Gas Utility                                  $41.4     $35.5    $37.2     $31.0
Electric Operations                            9.6       5.2      4.1       4.9
                                             -----     -----    -----     -----
                                             $51.0     $40.7    $41.3     $35.9
                                             =====     =====    =====     =====

(a) Includes capital expenditures for both the Electric Utility and UGID businesses.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

Utilities has certain contractual cash obligations that extend beyond Fiscal 2004 including scheduled repayments of long-term debt and, prior to their redemption on October 1, 2004, preferred shares subject to mandatory redemption, operating lease obligations and unconditional purchase obligations for pipeline transportation and natural gas storage services, and commitments to purchase natural gas and electricity. The following table presents contractual cash obligations under agreements existing as of September 30, 2004 (in millions).

                                                      Payments Due by Period
                                           --------------------------------------------
                                                     1 year    2 - 3    4 - 5    After
                                            Total   or less    years    years   5 years
                                           ------   -------   ------   ------   -------
Long-term debt                             $217.0    $ 20.0   $ 70.0   $   --    $127.0
UGI Utilities preferred shares subject
   to mandatory redemption                   20.0      20.0       --       --        --
Operating leases                             14.8       3.5      5.7      2.7       2.9
Gas Utility and Electric Utility supply,
   storage and transportation contracts     598.3     188.5    181.3    112.2     116.3
                                           ------   -------   ------   ------    ------
Total                                      $850.1    $232.0   $257.0   $114.9    $246.2
                                           ======    ======   ======   ======    ======

RELATED PARTY TRANSACTIONS

UGI provides certain financial and administrative services to UGI Utilities. UGI bills UGI Utilities monthly for all direct and for an allocated share of indirect corporate expenses incurred or paid on behalf of UGI Utilities. These billed expenses totaled $11.2 million in Fiscal 2004, $9.4 million in Fiscal 2003 and $6.7 million in Fiscal 2002 and are classified as operating and administrative expenses - related parties in the Consolidated Statements of Income. In addition, UGI Utilities provides limited administrative services to UGI and certain of UGI's subsidiaries, largely payroll related services.
Amounts billed to these entities by UGI Utilities is not material.

Gas Utility enters into wholesale natural gas transactions with UGI Energy Services, Inc. ("Energy Services"), a wholly owned second-tier subsidiary of UGI, for winter peaking service and, from time to time, purchases of natural gas or pipeline capacity. In addition, from time to time, the Company sells natural gas to Energy Services. These transactions did not have a material effect on the Company's net income during 2004, 2003 and 2002. For additional information on these transactions, see Note 12 to Consolidated Financial Statements included elsewhere in this Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that are expected to have an effect on the Company's financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

REGULATORY MATTERS

Since the 1980s, larger commercial and industrial customers have been able to purchase gas supplies from entities other than Gas Utility. As a result of Pennsylvania's Natural Gas Choice and Competition Act (the "Gas Competition Act") that became effective July 1, 1999, all natural gas consumers in Pennsylvania, including residential and smaller commercial and industrial customers ("core-market customers"), have been afforded this opportunity. Under the Gas Competition Act, natural gas distribution companies ("NGDCs"), like Gas Utility, continue to serve as the supplier of last resort for all core-market customers, and such sales of gas, as well as the distribution service provided by NGDCs, continue to be subject to rate regulation by the PUC. As of September 30, 2004, less than two percent of Gas Utility's core-market customers purchase their gas from alternative suppliers.

As a result of the Electricity Generation Customer Choice and Competition Act ("Electric Competition Act") that became effective January 1, 1997, all of Electric Utility's customers have the ability to acquire their electricity from entities other than Electric Utility. Electric Utility remains the provider of last resort ("POLR") for its customers that are not served by an alternate electric generation provider. The terms and conditions under which Electric Utility provides POLR service, and rules governing the rates that may be charged for such service, have been established in a series of PUC-approved settlements, the last of which became effective on June 7, 2004 (collectively, the "POLR Settlement").

Electric Utility's POLR service rules provide for annual shopping periods during which customers may elect to remain on POLR service or choose an alternate supplier. Customers who do not select an alternate supplier will be obligated to remain on POLR service until the next shopping period. Residential customers who return to POLR service at a time other than during the annual shopping period must remain on POLR service until the date of the second open shopping period after returning. Commercial and industrial customers who return to POLR service at a time other than during the annual shopping period must remain on POLR service until the next open shopping period, and may, in certain circumstances, be subject to generation rate surcharges.

Consistent with the terms of the POLR Settlement, Electric Utility's POLR rates will increase beginning January 2005, and Electric Utility is permitted, but not required, to further increase its POLR rates beginning January 2006. Electric Utility is also permitted to, and has, entered into multiple-year fixed-rate POLR contracts with certain of its customers.

Pursuant to the requirements of the Electric Competition Act, the PUC is currently developing post-rate-cap POLR regulations that are expected to further define POLR service obligations and pricing. As of September 30, 2004, fewer than 1% of Electric Utility's customers have chosen an alternative electricity generation supplier.

We account for the operations of Gas Utility and Electric Utility in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). SFAS 71 requires us to record the effects of rate regulation in the financial statements. SFAS 71 allows us to defer expenses and revenues on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the ratemaking process in a period different from the period in which they would have been reflected in the income statement of an unregulated company. These deferred assets and liabilities are then flowed through the income statement in the period in which the same amounts are included in rates and recovered from or refunded to customers. As required by SFAS 71, we monitor our regulatory and competitive environments to determine whether the recovery of our regulatory assets continues to be probable. If we were to determine that recovery of these regulatory assets is no longer probable, such assets would be written off against earnings. We believe that SFAS 71 continues to apply to our regulated operations and that the recovery of our regulatory assets is probable.

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

Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because Gas Utility is currently permitted to include in rates, through future base rate proceedings, prudently incurred remediation costs associated with such sites. Utilities has been notified of several sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by it or owned or operated by its former subsidiaries. Such parties are investigating the extent of environmental contamination or performing environmental remediation. Utilities is currently litigating three claims against it relating to out-of-state sites. We accrue environmental investigation and cleanup costs when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated.

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

In April 2003, Citizens Communications Company ("Citizens") served a complaint naming UGI Utilities as a third party defendant in a civil action pending in United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, Maine ("City") sued Citizens to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Citizens' predecessors at a site on the Penobscot River. Citizens subsequently joined UGI Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of costs Citizens may be required to pay to the City for cleaning up tar deposits in the Penobscot River. Citizens alleges that UGI Utilities and its predecessors owned and operated the MGP from 1901 to 1928. The City believes that it could cost as much as $50 million to clean up the river. UGI Utilities believes that it has good defenses to the claim and is defending the suit.

By letter dated July 29, 2003, Atlanta Gas Light Company ("AGL") served UGI Utilities with a complaint filed in the United States District Court for the Middle District of Florida in which AGL alleges that UGI Utilities is responsible for 20% of approximately $8 million incurred by AGL in the investigation and remediation of a former MGP site in St. Augustine, Florida. UGI Utilities formerly owned stock of the St. Augustine Gas Company, the owner and operator of the MGP. UGI Utilities believes that it has good defenses to the claim and is defending the suit.

AGL previously informed UGI Utilities that it was investigating contamination that appeared to be related to MGP operations at a site owned by AGL in Savannah, Georgia. A former subsidiary of UGI Utilities operated the MGP in the early 1900s. AGL has recently informed UGI Utilities that it has begun remediation of MGP wastes at the site and believes that the total cost of remediation could be as high as $55 million. AGL has not filed suit against UGI Utilities for a share of these costs. UGI Utilities believes that it will have good defenses to any action that may arise out of this site.

On September 20, 2001, Consolidated Edison Company of New York ("ConEd") filed suit against UGI Utilities in the United States District Court for the Southern District of New York, seeking contribution from UGI Utilities for an allocated share of response costs associated with investigating and assessing gas plant related contamination at former MGP sites in Westchester County, New York. The complaint alleges that UGI Utilities "owned and operated" the MGPs prior to 1904. The complaint also seeks a declaration that UGI Utilities is responsible for an allocated percentage of future investigative and remedial costs at the sites. ConEd believes that the cost of remediation for all of the sites could exceed $70 million. By orders issued in November 2003 and March 2004, the court granted UGI Utilities' motion for summary judgment and dismissed ConEd's complaint. ConEd has appealed.

By letter dated June 24, 2004, KeySpan Energy ("KeySpan") informed UGI Utilities that KeySpan has spent $2.3 million and expects to spend another $11 million to clean up an MGP site it owns in Sag Harbor, New York. KeySpan believes that UGI Utilities is responsible for approximately 50% of these costs as a result of UGI Utilities' alleged direct ownership and operation of the plant from 1885 to 1902. UGI Utilities is in the process of reviewing the information provided by KeySpan and is investigating this claim.

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

MARKET RISK DISCLOSURES

Gas Utility's tariffs contain clauses that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to its customers. The recovery clauses provide for a periodic adjustment for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses exchange-traded natural gas call option contracts to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these call option contracts, net of any associated gains, is included in Gas Utility's PGC recovery mechanism.

Electric Utility purchases its power needs from electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market. Prices for electricity can be volatile especially during periods of high demand or tight supply. In accordance with POLR settlements approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2006. In accordance with these settlements, effective January 1, 2005 and January 1, 2006, POLR generation rates for all metered customers may increase up to 4.5% and 7.5%, respectively, of total rates in effect on December 31, 2004. Currently, Electric Utility's fixed-price contracts with electricity suppliers mitigate most risks associated with the POLR service rate limits in effect through December 31, 2006. However, should any of the suppliers under these contracts fail to provide electric power under the terms of the power and capacity contracts, any increases in the cost of replacement power or capacity could negatively impact Electric Utility results. In order to reduce this non-performance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them. At September 30, 2004, the fair value of our electricity price swap was a gain of $2.0 million. Fair value reflects the estimated amount that we would expect to receive or pay to terminate the contract based upon quoted market prices of comparable contracts at September 30, 2004. An adverse change in electricity prices of ten percent would result in a $1.0 million decrease in the fair value of the swap.

We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact its fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our variable-rate debt includes borrowings under our revolving credit agreements. These agreements provide for interest rates on borrowings that are indexed to short-term market interest rates. Based upon the average level of borrowings outstanding under these agreements in Fiscal 2004 and Fiscal 2003, an increase in short-term interest rates of 100 basis points (1%) would have increased annual interest expense by $0.4 million and $0.3 million, respectively.

The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of $13.8 million and $14.0 million at September 30, 2004 and 2003, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair value of this fixed-rate debt of $15.5 million and $15.7 million at September 30, 2004 and 2003, respectively.

In order to reduce interest rate risk associated with near-term issuances of fixed-rate debt, we may enter into interest rate protection agreements. The fair value of our unsettled interest rate protection agreements, which have been designated and qualify as cash flow hedges, was a loss of $1.0 million at September 30, 2004. An adverse change in interest rates of ten percent on ten-year U.S. treasury notes would result in a $2.3 million decrease in the fair value of these interest rate protection agreements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the selection and application of appropriate accounting principles to the relevant facts and circumstances of the Company's operations and the use of estimates made by management. The Company has identified the following critical accounting policies that are most important to the portrayal of the Company's financial condition and results of operations. Changes in these policies could have a material effect on the financial statements. The application of these accounting policies necessarily requires management's most subjective or complex judgments regarding estimates and projected outcomes of future events which could have a material impact on the financial statements. Management has reviewed these critical accounting policies, and the estimates and assumptions associated with them, with its Audit Committee. In addition, management has reviewed the following disclosures regarding the application of these critical accounting policies with the Audit Committee.

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

REGULATORY ASSETS AND LIABILITIES. Gas Utility and Electric Utility's distribution businesses are subject to regulation by the Pennsylvania Public Utility Commission ("PUC"). In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," we record the effects of rate regulation in our financial statements as regulatory assets or regulatory liabilities. We continually assess whether the regulatory assets are probable of future recovery by evaluating the regulatory environment, recent rate orders and public statements issued by the PUC, and the status of any pending deregulation legislation. If future recovery of regulatory assets ceases to be probable, the elimination of those regulatory assets would adversely impact our results of operations and cash flows. As of September 30, 2004, our regulatory assets totaled $65.1 million.

DEFINED BENEFIT PENSION PLAN. The costs of providing benefits under our Pension Plan are dependent on historical information such as employee age, length of service, level of compensation and the actual rate of return on plan assets. In addition, certain assumptions relating to the future are utilized including, the discount rate applied to benefit obligations, the expected rate of return on plan assets and the rate of compensation increase. Pension Plan assets are held in trust and consist principally of equity and fixed income mutual funds. Changes in plan assumptions as well as fluctuations in actual equity or bond market returns could have a material impact on future pension costs. We believe the two most critical assumptions are the expected rate of return on plan assets and the discount rate. An unfavorable change in the expected rate of return on plan assets of 50 basis points would result in higher pre-tax pension expense of approximately $1.0 million in Fiscal 2005. An unfavorable change in the discount rate of 50 basis points would result in higher pre-tax pension expense of approximately $1.5 million in Fiscal 2005.

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

The Company provides postretirement health care benefits to certain of its retirees and a limited number of active employees meeting certain age and service requirements. See Note 5 to the Consolidated Financial Statements for information on our Employee Retirement Plans. These postretirement benefits include certain retiree prescription drug benefits. The Company has determined that, as currently designed, its prescription drug benefit for eligible retirees is not actuarially equivalent to the standard benefit offered under the Act and, as a result, does not qualify for the tax-free subsidy.

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     "Quantitative and Qualitative Disclosures About Market Risk" are contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risk Disclosures" and are incorporated here by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and the financial statement schedule set forth on pages F-2 to F-27 and page S-1 of this Report are incorporated herein by reference.

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

ITEM 9B. OTHER INFORMATION

     Not applicable.

PART III: INTENTIONALLY OMITTED

PART IV:

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (A)  DOCUMENTS FILED AS PART OF THIS REPORT:

          (1)  FINANCIAL STATEMENTS:

               Included under Item 8 are the following financial statements and supplementary data:

                    Report of Independent Registered Public Accounting Firm

                    Consolidated Balance Sheets as of September 30, 2004 and
                    2003

                    Consolidated Statements of Income for the fiscal years ended September 30, 2004, 2003 and 2002

                    Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2004, 2003 and 2002

                    Consolidated Statements of Stockholder's Equity for the fiscal years ended September 30, 2004, 2003 and 2002

                    Notes to Consolidated Financial Statements

          (2)  FINANCIAL STATEMENT SCHEDULE:

               For the years ended September 30, 2004, 2003 and 2002

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

          (3)  LIST OF EXHIBITS:

               The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                           EXHIBIT                            REGISTRANT       FILING       EXHIBIT
-----------   --------------------------------------------------------   ----------   -------------   --------
     3.1      Utilities' Articles of Incorporation                        Utilities    Registration       3
                                                                                      Statement No.
                                                                                        333-72540

     3.2      Bylaws of UGI Utilities as amended through September 30,    Utilities     Form 10-K        3.2
              2003                                                                      (9/30/03)

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

     4.1 Utilities' Articles of Incorporation and Bylaws referred to in Exhibit Nos. 3.1 and 3.2

     4.2      [Intentionally omitted]

     4.3      Form of Fixed Rate Medium-Term Note                         Utilities     Form 8-K         (4)i
                                                                                        (8/26/94)

     4.4      Form of Fixed Rate Series B Medium-Term Note                Utilities     Form 8-K         4(i)
                                                                                        (8/1/96)

     4.5      Form of Floating Rate Series B Medium-Term Note             Utilities     Form 8-K        4(ii)
                                                                                        (8/1/96)
     4.6      [Intentionally omitted]

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

     4.8      [Intentionally omitted]

     4.9      Form of Officer's Certificate establishing Series B         Utilities     Form 8-K        4(iv)
              Medium-Term Notes under the Indenture                                     (8/1/96)

    4.10      Forms of Floating Rate and Fixed Rate Series C              Utilities     Form 8-K         4.1
              Medium-Term Notes                                                         (5/21/02)

    4.11      Form of Officers' Certificate establishing Series C         Utilities     Form 8-K         4.2
              Medium-Term Notes under the Indenture                                     (5/21/02)

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                           EXHIBIT                            REGISTRANT     FILING    EXHIBIT
-----------   --------------------------------------------------------   ----------   ---------   -------
   10.1       Service Agreement (Rate FSS) dated as of November 1,           UGI      Form 10-K    10.5
              1989 between Utilities and Columbia, as modified                        (9/30/95)
              pursuant to the orders of the Federal Energy Regulatory
              Commission at Docket No. RS92-5-000 reported at Columbia
              Gas Transmission Corp., 64 FERC 61,060 (1993), order on
              rehearing, 64 FERC 61,365 (1993)

   10.2**     UGI Corporation 2004 Omnibus Equity Compensation Plan,         UGI      Form 10-K    10.17
              as amended December 7, 2004                                         (9/30/04)

   10.3**     UGI Corporation 2004 Omnibus Equity Compensation Plan          UGI      Form 10-K    10.2
              Directors Stock Unit Grant Letter dated as of January 8,                (9/30/04)
              2004

   10.4**     UGI Corporation 1992 Directors' Stock Plan Amended and         UGI      Form 10-Q    10.2
              Restated as of April 29, 2003                                           (3/31/03)

   10.5**     UGI Corporation Directors' Deferred Compensation Plan          UGI      Form 10-K    10.6
              Amended and Restated as of January 1, 2000                              (9/30/00)

   10.6**     UGI Corporation 2004 Omnibus Equity Compensation Plan          UGI      Form 10-K    10.3
              Directors Nonqualified Stock Option Grant Letter dated                  (9/30/04)
              as of January 8, 2004

   10.7**     UGI Corporation 2004 Omnibus Equity Compensation Plan          UGI      Form 10-K    10.36
              UGI Employees Nonqualified Stock Option Grant Letter                    (9/30/04)
              dated as of January 1, 2004

   10.8**     UGI Corporation Annual Bonus Plan dated March 8, 1996          UGI      Form 10-Q    10.4
                                                                                      (6/30/96)

   10.9**     UGI Utilities, Inc. Annual Bonus Plan dated March 8,        Utilities   Form 10-Q    10.4
              1996                                                                    (6/30/96)

   10.10**    1997 Stock Purchase Loan Plan                                  UGI      Form 10-K    10.16
                                                                                      (9/30/97)

   10.11**    UGI Corporation Senior Executive Employee Severance Pay        UGI      Form 10-K    10.12
              Plan as amended December 7, 2004                                        (9/30/04)

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                           EXHIBIT                            REGISTRANT    FILING     EXHIBIT
-----------   --------------------------------------------------------   ----------   ---------   -------
   10.12**    UGI Corporation 1992 Non-Qualified Stock Option Plan, as       UGI      Form 10-K    10.39
              amended                                                                 (9/30/00)

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

   10.16**    UGI Corporation 1997 Stock Option and Dividend                 UGI      Form 10-Q    10.4
              Equivalent Plan Amended and Restated as of April 29,                    (3/31/03)
              2003

   10.17**    UGI Corporation Supplemental Executive Retirement Plan         UGI      Form 10-Q    10
              Amended and Restated effective October 1, 1996                          (6/30/98)

   10.18 **   UGI Corporation 1992 Non-Qualified Stock Option Plan           UGI      Form 10-Q    10.3
              Amended and Restated as of April 29, 2003                               (3/31/03)

   10.19      [Intentionally omitted]

   10.20**    Description of Change of Control arrangement for Mr.           UGI      Form 10-K    10.33
              Greenberg                                                               (9/30/99)

   10.21**    UGI Corporation 2004 Omnibus Equity Compensation Plan          UGI      Form 10-K    10.5
              UGI Employees Stock Unit Grant Letter dated as of                       (9/30/04)
              January 1, 2004

   10.22**    Form of Change of Control Agreement for executive           Utilities   Form 10-K    10.22
              officers other than Mr. Greenberg                                       (9/30/03)

   10.23**    UGI Corporation 2004 Omnibus Equity Compensation Plan          UGI      Form 10-K    10.7
              UGI Employees Performance Unit Grant Letter dated as of                 (9/30/04)
              January 1, 2004

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                            EXHIBIT                           REGISTRANT     FILING    EXHIBIT
-----------   --------------------------------------------------------   ----------   ---------   -------
   10.24**    UGI Corporation 2004 Omnibus Equity Compensation Plan          UGI      Form 10-K    10.4
              Utilities Employees Performance Unit Grant Letter dated                 (9/30/04)
              as of January 1, 2004

   10.25      Storage Transportation Service Agreement (Rate Schedule     Utilities   Form 10-K    10.25
              SST) between Utilities and Columbia dated November 1,                   (9/30/02)
              1993, as modified pursuant to orders of the Federal
              Energy Regulatory Commission

  *10.26      Amendment No. 1 dated November 1, 2004, to the Service
              Agreement (Rate FSS) dated as of November 1, 1989 between Utilities and Columbia, as modified pursuant to the orders of the Federal Energy Regulatory Commission at Docket No. RS92-5-000 reported at Columbia Gas
              Transmission Corp., 64 FERC 61,060 (1993), order on rehearing, 64 FERC 61,365 (1993)

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

   10.29      Firm Transportation Service Agreement (Rate Schedule        Utilities   Form 10-K    10.29
              FT-1) between Utilities and Texas Eastern Transmission                  (9/30/02)
              dated June 15, 1999, as modified pursuant to various
               orders of the Federal Energy Regulatory Commission

  *10.30      Amendment No. 1 dated November 1, 2004, to the No-Notice
              Transportation Service Agreement (Rate Schedule CDS) between Utilities and Texas Eastern Transmission dated
              February 23, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                            EXHIBIT                           REGISTRANT     FILING     EXHIBIT
-----------   --------------------------------------------------------   ----------   ---------   --------
   10.31      Firm Transportation Service Agreement (Rate Schedule FT)    Utilities   Form 10-K   10.31
              between Utilities and Transcontinental Gas Pipe Line                    (9/30/02)
              dated October 1, 1996, as modified pursuant to various
              orders of the Federal Energy Regulatory Commission

  *10.32      Gas Service Delivery and Supply Agreement between
              Utilities and UGI Energy Services, Inc. dated August 26,
              2004

  *10.33      Amendment No. 1 dated November 1, 2004, to the Firm
              Transportation Service Agreement (Rate Schedule FT-1) between Utilities and Texas Eastern Transmission dated
              June 15, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission

  *10.34      Firm Transportation Service Agreement (Rate Schedule
              FTS) between Utilities and Columbia Gas Transmission dated November 1, 2004

   10.35**    UGI Corporation 2004 Omnibus Equity Compensation Plan          UGI      Form 10-K   10.36(a)
              UGI Utilities Employees Nonqualified Stock Option Grant                 (9/30/04)
              Letter dated as of January 1, 2004

   *12.1      Computation of Ratio of Earnings to Fixed Charges

   *12.2      Computation of Ratio of Earnings to Combined Fixed
              Charges and Preferred Stock Dividends

      14      Code of Ethics for principal executive, financial and       Utilities   Form 10-K     14
              accounting officers                                                     (9/30/03)

     *23      Consent of PricewaterhouseCoopers LLP

   *31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-K for the year ended
              September 30, 2004 pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                            EXHIBIT                           REGISTRANT     FILING    EXHIBIT
-----------   --------------------------------------------------------   ----------   ---------   -------
   *31.2      Certification by the Chief Financial Officer relating to
              the Registrant's Report on Form 10-K for the year ended
              September 30, 2004 pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002

     *32      Certification by the Chief Executive Officer and the
              Chief Financial Officer relating to the Registrant's
              Report on Form 10-K for the fiscal year ended September
              30, 2004

*    Filed herewith.

** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            UGI UTILITIES, INC.


Date: December 7, 2004                  By: John C. Barney
                                            ------------------------------------
                                            John C. Barney
                                            Senior Vice President - Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 7, 2004 by the following persons on behalf of the Registrant in the capacities indicated.

       SIGNATURE                   TITLE
       ---------                   -----


David W. Trego            President and Chief
-----------------------   Executive Officer
David W. Trego            (Principal Executive
                          Officer) and Director


Lon R. Greenberg          Chairman and Director
-----------------------
Lon R. Greenberg


John C. Barney            Senior Vice President -
-----------------------   Finance
John C. Barney            (Principal Financial
                          Officer and Principal
                          Accounting Officer)


Stephen D. Ban            Director
-----------------------
Stephen D. Ban


Thomas F. Donovan         Director
-----------------------
Thomas F. Donovan

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 7, 2004 by the following persons on behalf of the Registrant in the capacities indicated.

       SIGNATURE            TITLE
       ---------            -----


Ernest E. Jones           Director
-----------------------
Ernest E. Jones


Richard C. Gozon          Director
-----------------------
Richard C. Gozon


Anne Pol                  Director
-----------------------
Anne Pol


Marvin O. Schlanger       Director
-----------------------
Marvin O. Schlanger


James W. Stratton         Director
-----------------------
James W. Stratton

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT:

No annual report or proxy material was sent to security holders in fiscal year 2004.

                               UGI UTILITIES, INC.

                              FINANCIAL INFORMATION

                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED SEPTEMBER 30, 2004

                               UGI UTILITIES, INC.

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                    SCHEDULE

                                                                 Pages
                                                                 -----
Financial Statements:

Report of Independent Registered Public Accounting Firm           F-3

   Consolidated Balance Sheets as of September 30,
      2004 and 2003                                           F-4 to F-5

   Consolidated Statements of Income for the years
      ended September 30, 2004, 2003 and 2002                     F-6

   Consolidated Statements of Cash Flows for the years
      ended September 30, 2004, 2003 and 2002                     F-7

   Consolidated Statements of Stockholder's Equity
      for the years ended September 30, 2004, 2003 and 2002       F-8

   Notes to Consolidated Financial Statements                 F-9 to F-27

Financial Statement Schedule:

   For the years ended September 30, 2004, 2003 and 2002:

      II - Valuation and Qualifying Accounts                      S-1

We have omitted all other financial statement schedules because the required information is either (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) included elsewhere in the financial statements or related notes.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of UGI Utilities, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15a (1) present fairly, in all material respects, the financial position of UGI Utilities, Inc. and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15a (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
December 6, 2004

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)

                                                              September 30,
                                                          ---------------------
                                                             2004        2003
                                                          ---------   ---------
ASSETS

   Current assets:
      Cash and cash equivalents                           $      21   $     304
      Accounts receivable (less allowances for doubtful
         accounts of  $3,374 and $3,275, respectively)       38,897      30,101
      Accrued utility revenues                                9,742       7,431
      Inventories                                            65,177      54,017
      Deferred income taxes                                   7,230      10,375
      Prepaid expenses and other current assets               8,723       5,552
                                                          ---------   ---------
         Total current assets                               129,790     107,780

   Property, plant and equipment
      Gas utility                                           820,275     791,164
      Electric operations                                   108,231     103,917
      General                                                15,788      12,777
                                                          ---------   ---------
                                                            944,294     907,858
      Less accumulated depreciation and amortization       (313,030)   (296,871)
                                                          ---------   ---------
         Net property, plant and equipment                  631,264     610,987

   Regulatory assets                                         65,060      60,253
   Other assets                                              29,664      30,028
                                                          ---------   ---------
         Total assets                                     $ 855,778   $ 809,048
                                                          =========   =========

See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Thousands of dollars, except per share)

                                                                               September 30,
                                                                            -------------------
                                                                              2004       2003
                                                                            --------   --------
LIABILITIES  AND  STOCKHOLDER'S  EQUITY

   Current liabilities:
      Current maturities of long-term debt                                  $ 20,000   $     --
      Bank loans                                                              60,900     40,700
      Preferred shares subject to mandatory redemption, without par value     20,000         --
      Accounts payable                                                        62,707     55,298
      Employee compensation and benefits accrued                              12,639      8,457
      Dividends and interest accrued                                           6,254      6,466
      Income taxes accrued                                                     2,111        479
      Customer deposits and refunds                                           17,024     15,074
      Deferred fuel costs                                                      7,862     14,734
      Other current liabilities                                               13,450     11,703
                                                                            --------   --------
         Total current liabilities                                           222,947    152,911

   Long-term debt                                                            197,151    217,271
   Deferred income taxes                                                     158,136    144,176
   Deferred investment tax credits                                             7,589      7,987
   Other noncurrent liabilities                                                9,924     11,951
   Preferred shares subject to mandatory redemption, without par value            --     20,000
   Commitments and contingencies (note 8)
                                                                            --------   --------
         Total liabilities                                                   595,747    554,296

   Common stockholder's equity:
      Common Stock, $2.25 par value (authorized - 40,000,000 shares;
         issued and outstanding - 26,781,785 shares)                          60,259     60,259
      Additional paid-in capital                                              79,773     79,046
      Retained earnings                                                      121,454    117,496
      Accumulated other comprehensive loss                                    (1,455)    (2,049)
                                                                            --------   --------
         Total common stockholder's equity                                   260,031    254,752
                                                                            --------   --------

         Total liabilities and stockholder's equity                         $855,778   $809,048
                                                                            ========   ========

See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Thousands of dollars)

                                                                          Year Ended
                                                                         September 30,
                                                                ------------------------------
                                                                  2004       2003       2002
                                                                --------   --------   --------
Revenues                                                        $650,088   $636,758   $490,552
                                                                --------   --------   --------
Costs and expenses:
   Gas, fuel and purchased power                                 412,240    392,901    290,282
   Operating and administrative expenses                          93,244     91,947     80,910
   Operating and administrative expenses - related parties        11,223      9,352      6,664
   Taxes other than income taxes                                  12,501     12,195     11,930
   Depreciation and amortization                                  22,520     21,240     22,172
   Other income, net                                              (2,669)    (8,745)   (11,723)
                                                                --------   --------   --------
                                                                 549,059    518,890    400,235
                                                                --------   --------   --------

Operating income                                                 101,029    117,868     90,317
Interest expense                                                  17,931     17,656     16,652
                                                                --------   --------   --------

Income before income taxes                                        83,098    100,212     73,665
Income taxes                                                      34,140     39,540     29,570
                                                                --------   --------   --------

Net income                                                        48,958     60,672     44,095
Dividends on preferred shares subject to mandatory redemption         --      1,163      1,550
                                                                --------   --------   --------

Net income after dividends on preferred shares subject to
   mandatory redemption                                         $ 48,958   $ 59,509   $ 42,545
                                                                ========   ========   ========

See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)

                                                                         Year Ended
                                                                        September 30,
                                                               ------------------------------
                                                                 2004       2003       2002
                                                               --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $ 48,958   $ 60,672   $ 44,095
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization                           22,520     21,240     22,172
         Deferred income taxes, net                              11,873      2,097     11,114
         Provision for uncollectible accounts                     6,971      7,778      5,270
         Pension expense (income)                                 1,022     (1,242)    (3,857)
         Other                                                    1,591      1,284       (391)
         Net change in:
            Accounts receivable and accrued utility revenues    (18,078)      (610)    (1,631)
            Inventories                                         (11,160)   (15,601)     9,420
            Deferred fuel costs                                  (6,872)    19,038     (7,056)
            Accounts payable                                      7,409       (454)    (9,957)
            Other current assets and liabilities                  2,732      3,599    (14,123)
                                                               --------   --------   --------
         Net cash provided by operating activities               66,966     97,801     55,056
                                                               --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant and equipment               (40,737)   (41,297)   (35,884)
   Net costs of property, plant and equipment disposals          (1,712)    (1,831)      (704)
                                                               --------   --------   --------
      Net cash used by investing activities                     (42,449)   (43,128)   (36,588)
                                                               --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of dividends                                         (45,000)   (35,081)   (39,489)
   Cash portion of UGID dividend                                     --     (2,572)        --
   Issuance of long-term debt                                        --     44,694     40,000
   Repayment of long-term debt                                       --    (76,000)        --
   Bank loans increase (decrease)                                20,200      3,500    (20,600)
   Capital contribution from UGI Corporation                         --      5,000         --
                                                               --------   --------   --------
      Net cash used by financing activities                     (24,800)   (60,459)   (20,089)
                                                               --------   --------   --------
   Cash and cash equivalents decrease                          $   (283)  $ (5,786)  $ (1,621)
                                                               ========   ========   ========

CASH AND CASH EQUIVALENTS:
   End of year                                                 $     21   $    304   $  6,090
   Beginning of year                                                304      6,090      7,711
                                                               --------   --------   --------
      Decrease                                                 $   (283)  $ (5,786)  $ (1,621)
                                                               ========   ========   ========

See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Thousands of dollars)

                                                                                         Accumulated        Total
                                                                Additional                  Other           Common
                                                       Common     Paid-in    Retained   Comprehensive   Stockholder's
                                                       Stock      Capital    Earnings        Loss           Equity
                                                      -------   ----------   --------   -------------   -------------
Balance September 30, 2001                            $60,259     $72,792    $102,706      $    --        $235,757

   Net income                                                                  44,095                       44,095
   Net change in fair value of interest rate
      protection agreements (net of tax of $1,968)                                          (2,774)         (2,774)
                                                                             --------      -------        --------
   Comprehensive income                                                        44,095       (2,774)         41,321
   Cash dividends - common stock                                              (37,939)                     (37,939)
   Cash dividends - preferred stock                                            (1,550)                      (1,550)
   Other                                                              265                                      265
                                                      -------     -------    --------      -------        --------
Balance September 30, 2002                             60,259      73,057     107,312       (2,774)        237,854

   Net income                                                                  60,672                       60,672
   Net change in fair value of interest rate
      protection agreements (net of tax of $365)                                               515             515
   Reclassifications of net loss on interest rate
      protection agreements (net of tax of $149)                                               210             210
                                                                             --------      -------        --------
   Comprehensive income                                                        60,672          725          61,397
   Capital contribution by UGI Corporation                          5,000                                    5,000
   Cash dividends - common stock                                              (33,918)                     (33,918)
   Cash dividends - preferred stock                                            (1,163)                      (1,163)
   Dividend of UGID common stock                                              (15,407)                     (15,407)
   Other                                                              989                                      989
                                                      -------     -------    --------      -------        --------
Balance September 30, 2003                             60,259      79,046     117,496       (2,049)        254,752

   Net income                                                                  48,958                       48,958
   Net change in fair value of derivative
      instruments (net of tax of $246)                                                         347             347
   Reclassifications of net losses on interest rate
      protection agreements (net of tax of $176)                                               247             247
                                                                             --------      -------        --------
   Comprehensive income                                                        48,958          594          49,552
   Cash dividends - common stock                                              (45,000)                     (45,000)
   Other                                                              727                                      727
                                                      -------     -------    --------      -------        --------

Balance September 30, 2004                            $60,259     $79,773    $121,454      $(1,455)       $260,031
                                                      =======     =======    ========      =======        ========

See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION PRINCIPLES

UGI Utilities, Inc. ("UGI Utilities"), a wholly owned subsidiary of UGI Corporation ("UGI"), owns and operates a natural gas distribution utility ("Gas Utility") in parts of eastern and southeastern Pennsylvania; owns and operates an electricity distribution utility ("Electric Utility") in northeastern Pennsylvania; and prior to the June 2003 distribution to UGI of UGI Development Company ("UGID") and UGID's subsidiaries and 50%-owned joint-venture affiliate Hunlock Creek Energy Ventures ("Energy Ventures"), owned interests in Pennsylvania-based electricity generation assets through UGID. We refer to Gas Utility, Electric Utility and UGID (prior to its distribution to UGI) collectively as "the Company" or "we," and Electric Utility and UGID collectively as "Electric Operations." Our consolidated financial statements include the accounts of UGI Utilities and its consolidated subsidiaries for the periods prior to June 2003 and those of UGI Utilities subsequent to May 2003. We eliminate all significant intercompany accounts and transactions when we consolidate. Our investment in Energy Ventures, prior to its distribution in June 2003, was accounted for under the equity method. Gas Utility and Electric Utility (collectively, "Utilities") are subject to regulation by the Pennsylvania Public Utility Commission ("PUC"). UGID was granted "Exempt Wholesale Generator" status by the Federal Energy Regulatory Commission.

As previously mentioned, in June 2003 the Company dividended all of the common stock of UGID and its subsidiaries to UGI. The net book value of the assets and liabilities of UGID and its subsidiaries totaling $15,407 (including $2,572 of cash) was eliminated from the consolidated balance sheet and reflected as a dividend from retained earnings. UGID and its subsidiaries' results of operations, prior to their distribution, did not have a material effect on the Company's results of operations in 2003 and 2002.

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

REGULATED UTILITY OPERATIONS

We account for the operations of Gas Utility and Electric Utility in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). SFAS 71 requires us to record the effects of rate regulation in the financial statements. SFAS 71 allows us to defer expenses and revenues on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the ratemaking process in a period different from the period in which they would have been reflected in the income statement of an unregulated company. These deferred assets and

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

liabilities are then flowed through the income statement in the period in which the same amounts are included in rates and recovered from or refunded to customers. As required by SFAS 71, we monitor our regulatory and competitive environments to determine whether the recovery of our regulatory assets continues to be probable. If we were to determine that recovery of these regulatory assets is no longer probable, such assets would be written off against earnings. We believe that SFAS 71 continues to apply to our regulated operations and that the recovery of our regulatory assets is probable. See Note 2.

CONSOLIDATED STATEMENTS OF CASH FLOWS

We define cash equivalents as all highly liquid investments with maturities of three months or less when purchased. We record cash equivalents at cost plus accrued interest, which approximates market value.

We paid interest totaling $18,143 in 2004, $16,046 in 2003 and $16,348 in 2002.
We paid income taxes totaling $19,910 in 2004, $29,372 in 2003 and $36,282 in 2002.

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

We record depreciation expense for UGI Utilities' plant and equipment on a straight-line method over the estimated average remaining lives of the various classes of its depreciable property. Depreciation expense as a percentage of the related average depreciable base for Gas Utility was 2.3% in both 2004 and 2003 and 2.5% in 2002. Depreciation expense as a percentage of the related average depreciable base for Electric Utility was 2.8% in 2004 and 3.0% in both 2003 and 2002. Depreciation expense was $21,860 in 2004, $20,754 in 2003 and $21,649 in
2002.

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

DEFERRED FUEL COSTS

Gas Utility's tariffs contain clauses which permit recovery of certain purchased gas costs through the application of purchased gas cost ("PGC") rates. The clauses provide for periodic adjustments to PGC rates for the difference between the total amount of purchased gas costs collected from customers and the recoverable costs incurred. In accordance with SFAS 71, we defer the difference between amounts recognized in revenues and the applicable gas costs incurred until they are subsequently billed or refunded to customers. The balance sheet caption "deferred fuel costs" reflects amounts related to this PGC recovery mechanism.

PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION

Beginning July 1, 2003 through the date of their redemption on October 1, 2004 (see Note 7), the Company accounted for its preferred shares subject to mandatory redemption in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes guidelines on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150, effective July 1, 2003, resulted in the Company presenting its preferred shares subject to mandatory redemption in the liabilities section of the balance sheet, and reflecting

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

dividends paid on these shares as a component of interest expense, for periods presented after June 30, 2003. Prior to July 1, 2003, these dividends were reflected as a deduction from net income. Because SFAS 150 specifically prohibits the restatement of financial statements prior to its adoption, prior period amounts have not been reclassified.

STOCK-BASED COMPENSATION

Certain members of Utilities' management may be granted stock options and other equity-based awards of UGI Common Stock under UGI's current equity compensation plans. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in recording compensation expense for grants of equity instruments to employees.

We use the intrinsic value method prescribed by APB 25 for UGI's equity-based employee compensation plans. We recorded equity-based compensation expense of $2,652 in 2004, $1,372 in 2003 and $1,168 in 2002, respectively. If we had determined stock-based compensation expense under the fair value method prescribed by the provisions of SFAS 123, net income after dividends on preferred shares subject to mandatory redemption would have been as follows at September 30:

                                                              2004      2003      2002
                                                            -------   -------   -------
Net income after dividends on preferred shares subject to
   mandatory redemption, as reported                        $48,958   $59,509   $42,545

Add: Stock-based employee compensation
   expense included in reported net income, net
   of related tax effects                                     1,551       803       684

Deduct: Total stock-based employee compensation
   expense determined under the fair value method
   for all awards, net of related tax effects                (1,715)     (927)     (812)
                                                            -------   -------   -------

Pro forma net income after dividends on preferred shares
   subject to mandatory redemption                          $48,794   $59,385   $42,417
                                                            =======   =======   =======

ENVIRONMENTAL AND OTHER LEGAL MATTERS

We accrue environmental investigation and cleanup costs when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. Amounts accrued generally reflect our best estimate of costs expected to be incurred or the minimum liability associated with a range of expected environmental response costs. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. In those instances for which the amount and timing of cash payments associated with environmental investigation and cleanup are reliably determinable, we discount such liabilities to reflect the time value of money. We intend to pursue recovery of any incurred costs through all appropriate means, including regulatory relief. Gas Utility is permitted to amortize as removal costs site-specific environmental investigation and remediation costs, net of related third-party payments, associated with Pennsylvania sites. Gas Utility is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred removal costs. At September 30, 2004, the Company's accrued

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

liability for environmental investigation and cleanup costs was not material.

Similar to environmental matters, we accrue investigation and other legal costs when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated (see Note 8).

DERIVATIVE INSTRUMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. For a detailed description of the derivative instruments we use, our objectives for using them, and related supplemental information required by SFAS 133, see Note 9.

COMPREHENSIVE INCOME

Comprehensive income comprises net income and other comprehensive income (loss). Other comprehensive income (loss) of $594, $725 and $(2,774) for the years ended September 30, 2004, 2003 and 2002, respectively, is the result of gains or losses on interest rate protection agreements ("IRPAs") and in 2004, changes in the fair value of an electric price swap agreement qualifying as cash flow hedges, net of reclassifications to net income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board ("FASB") revised Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was originally issued in January 2003 and clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 was effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interests created or acquired before February 1, 2003, FIN 46 was effective beginning with our interim period ended March 31, 2004. The Company has not created or obtained any variable interest entities after January 31, 2003. If certain conditions are met, FIN 46 requires the primary beneficiary to consolidate certain variable interest entities. The adoption of FIN 46 did not have any impact on the Company's financial position, results of operations or cash flows.

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

The Company provides postretirement health care benefits principally to certain of its retirees and a limited number of active employees meeting certain age and service requirements. See

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6 for information on our employee retirement plans. These postretirement benefits include certain retiree prescription drug benefits. The Company has determined that, as currently designed, its prescription drug benefit for retirees is not actuarially equivalent to the standard benefit offered under the Act and, as a result, does not qualify for the tax-free subsidy.

2. UTILITY REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities are included in our accompanying balance sheets at September 30:

                                                                 2004      2003
                                                               -------   -------
Regulatory assets:
   Income taxes recoverable                                    $62,039   $57,625
   Other postretirement benefits                                 1,926     2,162
   Other                                                         1,095       466
                                                               -------   -------
Total regulatory assets                                        $65,060   $60,253
                                                               -------   -------
Regulatory liabilities:
   Other postretirement benefits                               $ 2,976   $ 3,746
   Deferred fuel costs                                           7,862    14,734
                                                               -------   -------
Total regulatory liabilities                                   $10,838   $18,480
                                                               -------   -------

The Company's regulatory liabilities relating to other postretirement benefits are included in "other noncurrent liabilities" on the Consolidated Balance Sheets. The Company does not recover a rate of return on its regulatory assets.

3. DEBT

Long-term debt comprises the following at September 30:

                                                                          2004       2003
                                                                        --------   --------
Medium-Term Notes:
   7.25% Notes, due November 2017                                       $ 20,000   $ 20,000
   7.17% Notes, due June 2007                                             20,000     20,000
   7.37% Notes, due October 2015                                          22,000     22,000
   6.62% Notes, due May 2005                                              20,000     20,000
   7.14% Notes, due December 2005 (including unamortized
      premium of $151 and $271, respectively, effective rate - 6.64%)     30,151     30,271
   7.14% Notes, due December 2005                                         20,000     20,000
   5.53% Notes due September 2012                                         40,000     40,000
   5.37% Notes due August 2013                                            25,000     25,000
   6.50% Notes due August 2033                                            20,000     20,000
                                                                        --------   --------
Total long-term debt                                                     217,151    217,271
Less current maturities                                                  (20,000)        --
                                                                        --------   --------
Long-term debt due after one year                                       $197,151   $217,271
                                                                        --------   --------

Scheduled principal repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows: 2005 - $20,000; 2006 - $50,000; 2007 - $20,000; 2008 - $0; 2009 - $0.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At September 30, 2004, UGI Utilities had revolving credit agreements with five banks providing for borrowings of up to $110,000. These agreements are currently scheduled to expire in June 2007. UGI Utilities may borrow at various prevailing interest rates, including LIBOR and the banks' prime rate. UGI Utilities pays quarterly commitment fees on these credit lines. UGI Utilities had revolving credit agreement borrowings totaling $60,900 at September 30, 2004 and $40,700 at September 30, 2003 which we classify as bank loans. The weighted-average interest rates on bank loans were 2.35% at September 30, 2004 and 1.63% at September 30, 2003.

UGI Utilities' credit agreements have restrictions on such items as total debt, debt service, and payments for investments. They also require consolidated tangible net worth of at least $125,000. At September 30, 2004, UGI Utilities was in compliance with these financial covenants.

4. INCOME TAXES

The provisions for income taxes consist of the following:

                                                      2004      2003      2002
                                                    -------   -------   -------
Current expense:
   Federal                                          $15,413   $27,027   $13,341
   State                                              6,854    10,416     5,115
                                                    -------   -------   -------
   Total current expense                             22,267    37,443    18,456
Deferred expense                                     12,271     2,495    11,512
Investment tax credit amortization                     (398)     (398)     (398)
                                                    -------   -------   -------
Total income tax expense                            $34,140   $39,540   $29,570
                                                    =======   =======   =======

A reconciliation from the statutory federal tax rate to our effective tax rate is as follows:

                                                             2004   2003   2002
                                                             ----   ----   ----
Statutory federal tax rate                                   35.0%  35.0%  35.0%
Difference in tax rate due to:
   State income taxes, net of federal benefit                 5.7    5.6    6.3
   Deferred investment tax credit amortization               (0.4)  (0.4)  (0.5)
   Other, net                                                 0.8   (0.7)  (0.7)
                                                             ----   ----   ----
Effective tax rate                                           41.1%  39.5%  40.1%
                                                             ====   ====   ====

Deferred tax liabilities (assets) comprise the following at September 30:

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                              2004       2003
                                                            --------   --------
Excess book basis over tax basis of property, plant
   and equipment                                            $130,297   $117,891
Regulatory assets                                             27,589     25,001
Pension plan asset                                            10,541     11,019
Other                                                          1,550      2,170
                                                            --------   --------
Gross deferred tax liabilities                               169,977    156,081
                                                            --------   --------
Deferred investment tax credits                               (3,149)    (3,314)
Employee-related expenses                                     (6,973)    (7,072)
Regulatory liabilities                                        (3,967)    (7,667)
Accumulated other comprehensive loss                          (1,032)    (1,454)
Other                                                         (3,950)    (2,773)
                                                            --------   --------
Gross deferred tax assets                                    (19,071)   (22,280)
                                                            --------   --------
Net deferred tax liabilities                                $150,906   $133,801
                                                            --------   --------

UGI Utilities had recorded deferred tax liabilities of approximately $39,445 as of September 30, 2004 and $37,029 as of September 30, 2003 pertaining to utility temporary differences, principally a result of accelerated tax depreciation for state income tax purposes, the tax benefits of which previously were or will be flowed through to ratepayers. These deferred tax liabilities have been reduced by deferred tax assets of $3,149 at September 30, 2004 and $3,314 at September 30, 2003, pertaining to utility deferred investment tax credits. UGI Utilities had recorded regulatory income tax assets related to these net deferred taxes of $62,039 at September 30, 2004 and $57,625 as of September 30, 2003. These regulatory income tax assets represent future revenues expected to be recovered through the ratemaking process. We will recognize this regulatory income tax asset in deferred tax expense as the corresponding temporary differences reverse and additional income taxes are incurred.

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following provides a reconciliation of projected benefit obligations, plan assets, and funded status of the plans as of September 30:

                                                         Pension         Other Postretirement
                                                         Benefits              Benefits
                                                   -------------------   --------------------
                                                     2004       2003        2004       2003
                                                   --------   --------    --------   --------
Change in benefit obligations:
   Benefit obligations - beginning of year         $209,459   $190,873    $ 24,567   $ 23,397
   Service cost                                       4,953      4,544         120        117
   Interest cost                                     12,996     12,976       1,514      1,518
   Actuarial loss                                     2,608     10,472       1,208        863
   Plan amendments                                       --         --          --         --
   Benefits paid                                     (9,530)    (9,406)     (2,261)    (1,328)
                                                   --------   --------    --------   --------
   Benefit obligations - end of year               $220,486   $209,459    $ 25,148   $ 24,567
                                                   --------   --------    --------   --------

Change in plan assets:
   Fair value of plan assets - beginning of year   $183,840   $166,064    $  9,000   $  7,846
   Actual return on plan assets                      22,045     27,182         826        172
   Employer contributions                                --         --       2,461      2,310
   Benefits paid                                     (9,530)    (9,406)     (2,115)    (1,328)
                                                   --------   --------    --------   --------
   Fair value of plan assets - end of year         $196,355   $183,840    $ 10,172   $  9,000
                                                   --------   --------    --------   --------

Funded status of the plans                         $(24,131)  $(25,619)   $(14,976)  $(15,567)
Unrecognized net actuarial loss                      47,884     51,205       6,932      6,870
Unrecognized prior service cost                       1,651      2,345          --         --
Unrecognized net transition (asset) obligation           --     (1,374)      5,690      6,375
                                                   --------   --------    --------   --------
Prepaid (accrued) benefit cost - end of year       $ 25,404   $ 26,557    $ (2,354)  $ (2,322)
                                                   --------   --------    --------   --------

Assumptions as of September 30:
Discount rate                                           6.1%       6.2%        6.1%       6.2%
Expected return on plan assets                          9.0%       9.0%        5.8%       6.0%
Rate of increase in salary levels                       4.0%       4.0%        4.0%       4.0%

Net pension expense (income) is determined using assumptions as of the beginning of each fiscal year. Funded status is determined using assumptions as of the end of each fiscal year. The expected rate of return on assets assumption is based on the rates of return for certain asset classes and the allocation of plan assets among those asset classes as well as actual historic long-term rates of return on our plan assets.

Included in the end of year pension benefit obligations above are $23,581 at September 30, 2004 and $15,528 at September 30, 2003 relating to employees of UGI and certain of its other subsidiaries. Included in the end of year postretirement obligations above are $735 at September 30, 2004 and $658 at September 30, 2003 relating to employees of UGI and certain of its other subsidiaries.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net periodic pension expense (income) and other postretirement benefit costs relating to UGI Utilities employees include the following components:

                                               Pension                Other Postretirement
                                              Benefits                      Benefits
                                   ------------------------------   ------------------------
                                     2004       2003       2002      2004     2003     2002
                                   --------   --------   --------   ------   ------   ------
Service cost                       $  4,318   $  4,051   $  3,193   $  110   $  109   $   84
Interest cost                        11,642     12,004     11,600    1,487    1,497    1,453
Expected return on assets           (15,412)   (16,646)   (17,778)    (459)    (414)    (366)
Amortization of:
   Transition (asset) obligation     (1,233)    (1,510)    (1,518)     680      680      680
   Prior service cost                   622        643        646       --       --       --
   Actuarial (gain) loss              1,085        216         --      316      203       20
                                   --------   --------   --------   ------   ------   ------
Net benefit cost (income)             1,022     (1,242)    (3,857)   2,134    2,075    1,871
Change in regulatory assets and
   liabilities                           --         --         --      965    1,024    1,228
                                   --------   --------   --------   ------   ------   ------
Net expense (income)               $  1,022   $ (1,242)  $ (3,857)  $3,099   $3,099   $3,099
                                   ========   ========   ========   ======   ======   ======

UGI Utilities Pension Plan assets are held in trust. Although the UGI Utilities Pension Plan projected benefit obligations exceeded plan assets at September 30, 2004 and 2003, plan assets exceeded accumulated benefit obligations by $9,160 and $7,346, respectively. The Company did not make any contributions in 2004 nor does it believe it will be required to make any contributions to the UGI Utilities Pension Plan during the year ending September 30, 2005.

Pursuant to orders issued by the PUC, UGI Utilities has established a Voluntary Employees' Beneficiary Association ("VEBA") trust to fund the UGI Utilities' postretirement obligations and to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs determined under SFAS No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"). The difference between such amounts calculated under SFAS 106 and the amounts included in Utilities' rates is deferred for future recovery from, or refund to, ratepayers. The Company expects to contribute approximately $2,500 to the VEBA during the year ending September 30, 2005.

Expected payments for pension benefits and for other postretirement welfare benefits are as follows:

                                                                       Other
                                                        Pension   Postretirement
                                                       Benefits      Benefits
                                                       --------   --------------
Fiscal 2005                                             $ 9,881       $ 2,045
Fiscal 2006                                               9,876         2,121
Fiscal 2007                                              10,121         2,184
Fiscal 2008                                              10,276         2,236
Fiscal 2009                                              10,801         2,270
Fiscal 2010-2014                                         64,300        10,988

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In accordance with our investment strategy to obtain long-term growth, our target allocations are to maintain a mix of 60% equities and the remainder in fixed income funds or cash equivalents.

The targets and actual allocations for the UGI Utilities Pension Plan assets and VEBA trust assets at September 30 are as follows:

                                         Target       Pension Plan       VEBA
                                     --------------   ------------   -----------
                                     Pension
                                       Plan    VEBA    2004   2003   2004   2003
                                     -------   ----    ----   ----   ----   ----
Equities                               60%      60%     63%    60%    58%    57%
Fixed income funds                     40%      30%     37%    40%    27%    29%
Cash equivalents                       N/A      10%     N/A    N/A    15%    14%

UGI Common Stock comprised approximately 8% and 7% of pension plan assets at September 30, 2004 and 2003, respectively.

The assumed health care cost trend rates are 10.0% for fiscal 2005, decreasing to 5.5% in fiscal 2010. A one percentage point change in the assumed health care cost trend rate would change the 2004 postretirement benefit cost and obligation as follows:

                                                                1%         1%
                                                             Increase   Decrease
                                                             --------   --------
Effect on total service and interest costs                    $   93    $   (82)
Effect on postretirement benefit obligation                    1,468     (1,300)

We also sponsor an unfunded and non-qualified supplemental executive retirement income plan. At September 30, 2004 and 2003, the projected benefit obligations of this plan were $1,600 and $3,469, respectively. We recorded expense for this plan of $460 in 2004, $353 in 2003 and $269 in 2002. We also recorded a settlement loss of $1,537 in 2004 associated with this plan.

DEFINED CONTRIBUTION PLANS

We sponsor a 401(k) savings plan for eligible employees ("Utilities Savings Plan"). Generally, participants in the Utilities Savings Plan may contribute a portion of their compensation on a before-tax and after-tax basis. We may, at our discretion, match a portion of participants' contributions. The cost of benefits under the savings plan totaled $915 in 2004, $968 in 2003 and $932 in 2002.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. INVENTORIES

Inventories comprise the following at September 30:

                                                                 2004      2003
                                                               -------   -------
Utility fuel and gases                                         $62,673   $51,505
Appliances for sale                                                537       548
Materials, supplies and other                                    1,967     1,964
                                                               -------   -------
Total inventories                                              $65,177   $54,017
                                                               =======   =======

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

At September 30, 2004 and 2003, we had outstanding 200,000 shares of $7.75 Series cumulative preferred stock. On July 27, 2004, UGI Utilities' Board of Directors approved the redemption on October 1, 2004 of all 200,000 shares of the $7.75 Series Preferred Stock at a price of $100 per share together with full cumulative dividends. The redemption on October 1, 2004 of all 200,000 shares of the $7.75 Series Preferred Stock was funded with proceeds from the October 2004 issuance of $20,000 of 6.13% Medium-Term Notes due October 2034.

8. COMMITMENTS AND CONTINGENCIES

We lease various buildings and transportation, computer and office equipment and other facilities under operating leases. Certain of our leases contain renewal and purchase options and also contain escalation clauses. Our aggregate rental expense for such leases was $4,431 in 2004, $4,303 in 2003 and $4,690 in 2002.

Minimum future payments under operating leases that have initial or remaining noncancelable terms in excess of one year for the fiscal years ending September 30 are as follows: 2005 - $3,510; 2006 - $3,079; 2007 - $2,633; 2008 - $1,798;
2009 - $922; after 2009 - $2,931.

Gas Utility has gas supply agreements with producers and marketers with terms not exceeding one year. Gas Utility also has agreements for firm pipeline transportation and natural gas storage service which Gas Utility may terminate at various dates through 2016. Gas Utility's costs associated with transportation and storage service agreements are included in its annual PGC filing with the PUC and are recoverable through PGC rates. In addition, Gas Utility has short-term gas supply agreements which permit it to purchase certain of its gas supply needs on a firm or interruptible basis at spot-market prices.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Electric Utility purchases its capacity requirements and electric energy needs under contracts with various suppliers and on the spot market. Contracts with producers for capacity and energy needs expire at various dates through fiscal 2008.

Future contractual cash obligations under Gas Utility and Electric Utility supply, storage and service agreements existing at September 30, 2004 are as follows: 2005 - $188,484; 2006 - $100,630; 2007 - $80,680; 2008 - $60,552; 2009
- $51,650; after 2009 - $116,288.

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

UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because Gas Utility is currently permitted to include in rates, through future base rate proceedings, prudently incurred remediation costs associated with such sites. UGI Utilities has been notified of several sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by it or owned or operated by its former subsidiaries. Such parties are investigating the extent of environmental contamination or performing environmental remediation. UGI Utilities is currently litigating three claims against it relating to out-of-state sites.

Management believes that under applicable law UGI Utilities should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly owned or operated, or that were owned or operated by former subsidiaries of UGI Utilities, if a court were to conclude that (1) the subsidiary's separate corporate form should be disregarded or (2) UGI Utilities should be considered to have been an operator because of its conduct with respect to its subsidiary's MGP.

In April 2003, Citizens Communications Company ("Citizens") served a complaint naming UGI Utilities as a third-party defendant in a civil action pending in United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, Maine ("City") sued Citizens to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Citizens' predecessors at a site on the Penobscot River. Citizens subsequently joined UGI Utilities and ten other third-party defendants alleging that the third party defendants are responsible for an equitable share of costs Citizens may be required to pay to the City for cleaning up tar deposits in the Penobscot River. Citizens alleges that UGI Utilities and its predecessors owned and operated the MGP from 1901 to 1928. The City believes that it could cost as much as $50,000 to clean up the river. UGI Utilities believes that it has good defenses to the claim and is defending the suit.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

AGL previously informed UGI Utilities that it was investigating contamination that appeared to be related to MGP operations at a site owned by AGL in Savannah, Georgia. A former subsidiary of UGI Utilities operated the MGP in the early 1900s. AGL has recently informed UGI Utilities that it has begun remediation of MGP wastes at the site and believes that the total cost of remediation could be as high as $55,000. AGL has not filed suit against UGI Utilities for a share of these costs. UGI Utilities believes that it will have good defenses to any action that may arise out of this site.

On September 20, 2001, Consolidated Edison Company of New York ("ConEd") filed suit against UGI Utilities in the United States District Court for the Southern District of New York, seeking contribution from UGI Utilities for an allocated share of response costs associated with investigating and assessing gas plant related contamination at former MGP sites in Westchester County, New York. The complaint alleges that UGI Utilities "owned and operated" the MGPs prior to 1904. The complaint also seeks a declaration that UGI Utilities is responsible for an allocated percentage of future investigative and remedial costs at the sites. ConEd believes that the cost of remediation for all of the sites could exceed $70,000. By orders issued in November 2003 and March 2004, the court granted UGI Utilities' motion for summary judgment and dismissed ConEd's complaint. ConEd has appealed.

By letter dated June 24, 2004, KeySpan Energy ("KeySpan") informed UGI Utilities that KeySpan has spent $2,300 and expects to spend another $11,000 to clean up an MGP site it owns in Sag Harbor, New York. KeySpan believes that UGI Utilities is responsible for approximately 50% of these costs as a result of UGI Utilities' alleged direct ownership and operation of the plant from 1885 to 1902. UGI Utilities is in the process of reviewing the information provided by KeySpan and is investigating this claim.

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

9. FINANCIAL INSTRUMENTS

In accordance with its commodity hedging policy, the Company may enter into (1) natural gas call option contracts to reduce volatility in the cost of gas it purchases for its firm- residential, commercial and industrial ("retail core-market") customers and (2) electric swap agreements in order to reduce the volatility in the cost of anticipated electricity requirements. We designate these contracts as cash flow or fair value hedges under SFAS 133. Because the cost of the natural gas call option contracts and any associated gains will be included in our PGC recovery mechanism, as these contracts are recorded at fair value in accordance with SFAS 133, any gains are deferred for future recovery from or refund to Gas Utility's ratepayers in deferred fuel costs. We are a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts which provide for the purchase and delivery of natural gas and electricity, and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, these contracts are not subject to the accounting requirements of SFAS 133, as amended, because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business or the value of the contract is directly associated with the price or value of a service.

We enter into IRPAs in order to manage interest rate risk associated with planned issuances of fixed-rate long-term debt. We designate these IRPAs as cash flow hedges. Gains or losses on IRPAs are included in other comprehensive income and are reclassified to interest expense as the interest on the associated debt affects earnings.

During 2004, 2003 and 2002, there were no gains or losses recognized in earnings as a result of hedge ineffectiveness or from excluding a portion of a derivative instrument's gain or loss from the assessment of hedge effectiveness, and there were no gains or losses recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge. At September 30, 2004, our unsettled derivative contracts included in accumulated other comprehensive loss included an electric price swap agreement and two IRPAs.

Gains and losses included in accumulated other comprehensive loss at September 30, 2004 relating to cash flow hedges will be reclassified into (1) interest expense when interest on anticipated issuances of fixed-rate long-term debt is reflected in net income and (2) cost of sales when the forecasted purchase of electricity subject to the hedge impact net income. Included in accumulated other comprehensive loss at September 30, 2004 are net after-tax losses of approximately $2,599 associated with settled IRPAs and two unsettled IRPAs associated with forecasted issuances of long-term debt anticipated to occur during the next two years. The

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

amount of net loss on IRPAs expected to be reclassified into net income during the next twelve months is not material. Also included in accumulated other comprehensive loss at September 30, 2004 is an after-tax gain of $1,143 associated with our electric price swap agreement for purchases of electricity anticipated to occur during fiscal 2007. The actual amount of gains or losses on unsettled derivative instruments that ultimately is reclassified into net income will depend upon the value of such derivative contracts when settled. The fair value of derivative instruments is included in prepaid expenses and other current assets, other assets, other current liabilities and other noncurrent liabilities in the Consolidated Balance Sheets.

The carrying amounts of financial instruments included in current assets and current liabilities (excluding unsettled derivatives and current maturities of long-term debt) approximate their fair values because of their short-term nature.

The carrying amounts and estimated fair values of our remaining financial instruments (including unsettled derivative instruments) at September 30 are:

                                                       Carrying    Estimated
                                                        Amount    Fair Value
                                                       --------   ----------
2004:
Electric swap agreement                                $  1,954    $  1,954
Interest rate protection agreements                        (993)       (993)
Long-tem debt                                           217,151     231,000
Preferred shares subject to mandatory redemption (a)     20,000      20,000

2003:
Interest rate protection agreement                     $  1,953    $  1,953
Long-tem debt                                           217,271     233,000
Preferred shares subject to mandatory redemption (a)     20,000      20,900

(a) On October 1, 2004, we redeemed all preferred shares subject to mandatory redemption.

We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt. We estimated the fair value of our Preferred shares subject to mandatory redemption based on the fair value of redeemable preferred stock with similar credit ratings and redemption features.

We have financial instruments such as trade accounts receivable which could expose us to concentrations of credit risk. The credit risk from trade accounts receivable is limited because we have a large customer base which extends across many different markets. At September 30, 2004 and 2003, we had no significant concentrations of credit risk.

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial information by business segment follows:

                                                 Gas      Electric
                                     Total     Utility   Operations
                                   --------   --------   ----------
2004
   Revenues                        $650,088   $560,400    $ 89,688
   Cost of sales                    412,240    368,906      43,334
   Depreciation and amortization     22,520     19,516       3,004
   Operating income                 101,029     80,097      20,932
   Interest expense                  17,931     15,944       1,987
   Income before income taxes        83,098     64,153      18,945
   Total assets                     855,778    765,954      89,824
   Capital expenditures              40,737     35,470       5,267

2003
   Revenues                        $636,758   $539,862    $ 96,896
   Cost of sales                    392,901    342,987      49,914
   Depreciation and amortization     21,240     18,147       3,093
   Operating income                 117,868     96,086      21,782
   Interest expense                  17,656     15,409       2,247
   Income before income taxes       100,212     80,677      19,535
   Total assets                     809,048    725,085      83,963
   Capital expenditures              41,297     37,204       4,093

2002
   Revenues                        $490,552   $404,519    $ 86,033
   Cost of sales                    290,282    241,669      48,613
   Depreciation and amortization     22,172     18,983       3,189
   Operating income                  90,317     77,148      13,169
   Interest expense                  16,652     14,224       2,428
   Income before income taxes        73,665     62,924      10,741
   Total assets                     798,123    689,080     109,043
   Capital expenditures              35,884     31,034       4,850

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. OTHER INCOME, NET

Other income, net, comprises the following:

                             2004     2003      2002
                            ------   ------   -------
Non-tariff service income   $2,048   $5,693   $ 5,701
Pension income                  --    1,242     3,858
Interest income                183      128     1,110
Other, net                     438    1,682     1,054
                            ------   ------   -------
                            $2,669   $8,745   $11,723
                            ======   ======   =======

12. RELATED PARTY TRANSACTIONS

UGI provides certain financial and administrative services to UGI Utilities. UGI bills UGI Utilities monthly for all direct and for an allocated share of indirect corporate expenses incurred or paid on behalf of UGI Utilities. These billed expenses are classified as operating and administrative expenses - related parties in the Consolidated Statements of Income. In addition, UGI Utilities provides limited administrative services to UGI and certain of UGI's subsidiaries, largely payroll related services. Amounts billed to these entities by UGI Utilities is not material.

Gas Utility enters into wholesale natural gas transactions with UGI Energy Services, Inc. ("Energy Services"), a wholly owned second-tier subsidiary of UGI, for winter peaking service and, from time to time, purchases of natural gas or pipeline capacity. During 2004, 2003 and 2002, the aggregate amount of these transactions totaled $6,257, $4,709 and $2,614, respectively. In addition, from time to time, the Company sells natural gas or pipeline capacity to Energy Services. During 2004, 2003 and 2002, revenues associated with these sales to Energy Services totaled $1,698, $4,234 and $17,379, respectively. These transactions did not have a material effect on the Company's net income during 2004, 2003 and 2002.

13. QUARTERLY DATA (UNAUDITED)

The following quarterly information includes all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of such information. Quarterly results fluctuate because of the seasonal nature of UGI Utilities' businesses.

                        December 31,           March 31,              June 30,          September 30,
                    -------------------   -------------------   -------------------   -----------------
                      2003       2002       2004       2003       2004        2003     2004       2003
                    --------   --------   --------   --------   --------   --------   -------   -------
Revenues            $170,684   $168,351   $268,217   $269,296   $118,717   $121,546   $92,470   $77,565
Operating income      33,950     38,830     53,277     63,449     12,282     10,005     1,520     5,584
Net income (loss)     17,508     20,714     29,149     35,399      4,495      3,640    (2,194)      919

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of dollars)


                                                  Balance at      Charged to                            Balance at
                                                  beginning       costs and                               end of
                                                   of year         expenses          Other                  year
                                                 -------------   -------------    ------------         -------------
YEAR ENDED SEPTEMBER 30, 2004
Reserves deducted from assets in
   the consolidated balance sheet:
      Allowance for doubtful accounts            $       3,275   $       6,971    $     (6,872) (1)    $       3,374
                                                 =============                                         =============

Other reserves (3)                               $       3,616   $       3,552    $     (1,314) (2)    $       5,854
                                                 =============                                         =============

YEAR ENDED SEPTEMBER 30, 2003
Reserves deducted from assets in
   the consolidated balance sheet:
      Allowance for doubtful accounts            $       1,972   $       7,778    $     (6,475) (1)    $       3,275
                                                 =============                                         =============

Other reserves (3)                               $       3,363   $       3,164    $     (3,294) (2)    $       3,616
                                                 =============                                         =============
                                                                                           383  (4)

YEAR ENDED SEPTEMBER 30, 2002
Reserves deducted from assets in
   the consolidated balance sheet:
      Allowance for doubtful accounts            $       3,151   $       5,270    $     (6,449) (1)    $       1,972
                                                 =============                                         =============

Other reserves (3)                               $       3,467   $         748    $     (2,352) (2)    $       3,363
                                                 =============                                         =============
                                                                                         1,500  (4)


(1)   Uncollectible accounts written off, net of recoveries.

(2)   Payments, net

(3) Includes reserves for self-insured property and casualty liability, insured property and casualty liability, environmental, litigation and other.

(4)   Other adjustments

                                  EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------
10.26         Amendment No. 1 dated November 1, 2004, to the Service Agreement
              (Rate FSS) dated as of November 1, 1989 between Utilities and
              Columbia, as modified pursuant to the orders of the Federal Energy
              Regulatory Commission at Docket No. RS92-5-000 reported at
              Columbia Gas Transmission Corp., 64 FERC 61,060 (1993), order on rehearing, 64 FERC 61,365 (1993)

10.30         Amendment No. 1 dated November 1, 2004, to the No-Notice
              Transportation Service Agreement (Rate Schedule CDS) between
              Utilities and Texas Eastern Transmission dated February 23, 1999, as modified pursuant to various orders of the Federal Energy
              Regulatory Commission

10.32         Gas Service Delivery and Supply Agreement between Utilities and
              UGI Energy Services, Inc. dated August 26, 2004

10.33         Amendment No. 1 dated November 1, 2004, to the Firm Transportation
              Service Agreement (Rate Schedule FT-1) between Utilities and Texas
              Eastern Transmission dated June 15, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission

10.34         Firm Transportation Service Agreement (Rate Schedule FTS) between
              Utilities and Columbia Gas Transmission dated November 1, 2004

12.1          Computation of Ratio of Earnings to Fixed Charges

12.2          Computation of Ratio of Earnings to Combined Fixed Charges and
              Preferred Stock Dividends

23            Consent of PricewaterhouseCoopers LLP

31.1          Certification by the Chief Executive Officer pursuant to Section
              302 of the Sarbanes-Oxley Act

31.2          Certification by the Chief Financial Officer pursuant to Section
              302 of the Sarbanes-Oxley Act

*32           Certification by Chief Executive Officer and Chief Financial
              Officer pursuant to Section 906 of the Sarbanes-Oxley Act

* The Exhibit attached to this Form 10-K shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.