Form 10-Q
period 2004-12-31
UGI UTILITIES INC
filed 2005-02-09
CIK 100548

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

      At January 31, 2005, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                               UGI UTILITIES, INC.

                                TABLE OF CONTENTS


                                                                          PAGES
                                                                          -----
PART I FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Condensed Balance Sheets as of December 31, 2004,
              September 30, 2004 and December 31, 2003                         1

          Condensed Statements of Income for the three
              months ended December 31, 2004 and 2003                          2

          Condensed Statements of Cash Flows for the
              three months ended December 31, 2004 and 2003                    3

          Notes to Condensed Financial Statements                         4 - 11

 Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        12 - 17

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk     17 - 18

 Item 4.  Controls and Procedures                                             19

PART II OTHER INFORMATION

 Item 6.  Exhibits                                                            20

 Signatures                                                                   21

                               UGI UTILITIES, INC.

                            CONDENSED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                               December 31,   September 30,   December 31,
                                                                                  2004             2004          2003
                                                                               -----------    ------------    -----------
ASSETS
 Current assets:
       Cash and cash equivalents                                                $   1,608       $      21      $   2,692
       Accounts receivable (less allowances for doubtful accounts
             of $3,395, $3,374 and $3,328, respectively)                           66,024          38,897         66,604
       Accrued utility revenues                                                    38,828           9,742         30,649
       Inventories                                                                 55,367          65,177         47,497
       Deferred income taxes                                                        8,072           7,230          7,742
       Prepaid expenses and other current assets                                    1,481           8,723          5,370
                                                                               ----------     -----------     ----------
             Total current assets                                                 171,380         129,790        160,554

 Property, plant and equipment, at cost (less accumulated depreciation
       and amortization of $317,975,$313,030 and $301,171, respectively)          635,480         631,264        614,456

 Regulatory assets                                                                 65,577          65,060         61,322
 Other assets                                                                      28,715          29,664         30,309
                                                                               ----------     -----------     ----------
       Total assets                                                             $ 901,152       $ 855,778      $ 866,641
                                                                               ==========     ===========     ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
 Current liabilities:
       Current maturities of long-term debt                                     $  70,000       $  20,000        $     -
       Current maturities of preferred shares subject to mandatory
             redemption, without par value                                              -          20,000          1,000
       Bank loans                                                                  83,000          60,900         72,200
       Accounts payable                                                            73,067          62,707         76,923
       Other current liabilities                                                   62,802          59,340         55,555
                                                                               ----------     -----------     ----------
             Total current liabilities                                            288,869         222,947        205,678

 Long-term debt                                                                   167,121         197,151        217,241
 Deferred income taxes                                                            159,771         158,136        147,674
 Deferred investment tax credits                                                    7,489           7,589          7,887
 Other noncurrent liabilities                                                       9,059           9,924         12,337
 Preferred shares subject to mandatory redemption, without par value                    -               -         19,000
                                                                               ----------     -----------     ----------
             Total liabilities                                                    632,309         595,747        609,817

 Commitments and contingencies (note 5)

 Common stockholder's equity:
       Common Stock, $2.25 par value (authorized - 40,000,000 shares;
             issued and outstanding - 26,781,785 shares)                           60,259          60,259         60,259
       Additional paid-in capital                                                  79,773          79,773         79,046
       Retained earnings                                                          130,936         121,454        119,317
       Accumulated other comprehensive loss                                        (2,125)         (1,455)        (1,798)
                                                                               ----------     -----------     ----------
             Total common stockholder's equity                                    268,843         260,031        256,824
                                                                               ----------     -----------     ----------
       Total liabilities and stockholder's equity                               $ 901,152       $ 855,778      $ 866,641
                                                                               ==========     ===========     ==========


See accompanying notes to condensed financial statements.

                               UGI UTILITIES, INC.

                         CONDENSED STATEMENTS OF INCOME
                                   (unaudited)
                             (Thousands of dollars)

                                                                 Three Months Ended
                                                                    December 31,
                                                               ---------------------
                                                                 2004         2003
                                                               ---------   ---------
Revenues                                                       $ 183,481   $ 170,684
                                                               ---------   ---------
Costs and expenses:
      Cost of sales - gas, fuel and purchased power              117,589     105,645
      Operating and administrative expenses                       22,765      20,815
      Operating and administrative expenses - related parties      3,095       3,576
      Taxes other than income taxes                                3,188       3,098
      Depreciation and amortization                                5,800       5,394
      Other income, net                                           (1,825)     (1,794)
                                                               ---------   ---------
                                                                 150,612     136,734
                                                               ---------   ---------
Operating income                                                  32,869      33,950
Interest expense                                                   4,526       4,604
                                                               ---------   ---------
Income before income taxes                                        28,343      29,346
Income taxes                                                      11,377      11,838
                                                               ---------   ---------
Net income                                                     $  16,966   $  17,508
                                                               =========   =========

See accompanying notes to condensed financial statements.

                               UGI UTILITIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)

                                                                         Three Months Ended
                                                                             December 31,
                                                                         -------------------
                                                                          2004        2003
                                                                         --------   --------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income                                                          $ 16,966   $ 17,508
     Adjustments to reconcile net income to net cash used
        by operating activities:
            Depreciation and amortization                                   5,800      5,394
            Deferred income taxes, net                                        540      4,882
            Provision for uncollectible accounts                            1,914      1,692
            Other, net                                                      1,511      1,398
            Net change in:
               Accounts receivable and accrued utility revenues           (58,127)   (61,412)
               Inventories                                                  9,810      6,520
               Deferred fuel costs                                         (4,845)    (8,420)
               Accounts payable                                            10,360     21,624
               Other current assets and liabilities                        12,974      6,189
                                                                         --------   --------
        Net cash used by operating activities                              (3,097)    (4,625)
                                                                         --------   --------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Expenditures for property, plant and equipment                        (9,656)    (8,404)
     Net costs of property, plant and equipment disposals                    (276)      (396)
                                                                         --------   --------
        Net cash used by investing activities                              (9,932)    (8,800)
                                                                         --------   --------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Payment of dividends                                                  (7,484)   (15,687)
     Redemption of preferred shares subject to mandatory redemption       (20,000)         -
     Bank loans increase                                                   22,100     31,500
     Issuance of long-term debt                                            20,000          -
                                                                         --------   --------
        Net cash provided by financing activities                          14,616     15,813
                                                                         --------   --------

     Cash and cash equivalents increase                                  $  1,587   $  2,388
                                                                         ========   ========
CASH  AND  CASH  EQUIVALENTS:
     End of period                                                       $  1,608   $  2,692
     Beginning of period                                                       21        304
                                                                         --------   --------
        Increase                                                         $  1,587   $  2,388
                                                                         ========   ========

See accompanying notes to condensed financial statements.

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                (Thousands of dollars, except per share amounts)

1.    BASIS OF PRESENTATION

      UGI Utilities, Inc. ("UGI Utilities"), a wholly owned subsidiary of UGI Corporation ("UGI"), owns and operates a natural gas distribution utility ("Gas Utility") in parts of eastern and southeastern Pennsylvania and an electricity distribution utility ("Electric Utility") in northeastern Pennsylvania. We refer to Gas Utility and Electric Utility collectively as "the Company" or "we." Gas Utility and Electric Utility are subject to regulation by the Pennsylvania Public Utility Commission ("PUC").

      The accompanying condensed financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2004 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the year ended September 30, 2004 ("Company's 2004 Annual Report"). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

      COMPREHENSIVE INCOME. The following table presents the components of comprehensive income for the three months ended December 31, 2004 and 2003:

                                                       Three Months Ended
                                                           December 31,
                                                       -------------------
                                                         2004       2003
                                                       --------   --------
Net income                                             $ 16,966   $ 17,508
Other comprehensive (loss) income                          (670)       251
                                                       --------   --------
Comprehensive income                                   $ 16,296   $ 17,759
                                                       --------   --------

      Other comprehensive (loss) income comprises changes in the fair value of interest rate protection and electricity price swap agreements qualifying as hedges, net of reclassifications to net income.

      STOCK-BASED COMPENSATION. Certain members of the Company's management may be granted stock options and other equity-based awards of UGI Common Stock under UGI's current equity compensation plans. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in recording compensation expense for grants of equity instruments to employees.

      We use the intrinsic value method prescribed by APB 25 for UGI's equity-based employee compensation plans. We recorded pre-tax equity-based compensation expense

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                (Thousands of dollars, except per share amounts)

      of $761 and $794 during the three months ended December 31, 2004 and 2003, respectively. If we had determined stock-based compensation expense under the fair value method prescribed by the provisions of SFAS 123, net income would have been as follows:

                                                       Three Months Ended
                                                           December 31,
                                                       -------------------
                                                         2004       2003
                                                       --------   --------
Net income, as reported                                $ 16,966   $ 17,508
Add:  Stock-based employee compensation
       expense included in reported net income, net
       of related tax effects                               445        465
Deduct: Total stock-based employee compensation
       expense determined under the fair value method
       for all awards, net of related tax effects          (490)      (494)
                                                       --------   --------
Pro forma net income                                   $ 16,921   $ 17,479
                                                       --------   --------

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

2.    SEGMENT INFORMATION

      The Company has two reportable segments: (1) Gas Utility and (2) Electric Utility. The accounting policies of our two reportable segments are the same as those described in the Significant Accounting Policies note contained in the Company's 2004 Annual Report. We evaluate each segment's profitability principally based upon its income before income taxes. No single customer represents more than 10% of the total revenues of either Gas Utility or Electric Utility. There are no significant intersegment transactions. In addition, all of our reportable segments' revenues are derived from sources within the United States.

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                (Thousands of dollars, except per share amounts)

Financial information by business segment follows:

THREE MONTHS ENDED DECEMBER 31, 2004:

                                                           Gas     Electric
                                                Total     Utility   Utility
                                               --------  --------  --------
Revenues                                       $183,481  $161,219   $22,262
Cost of sales - gas, fuel and purchased power   117,589   106,605    10,984
Depreciation and amortization                     5,800     5,054       746
Operating income                                 32,869    28,146     4,723
Interest expense                                  4,526     4,073       453
Income before income taxes                       28,343    24,073     4,270
Total assets at period end                      901,152   810,092    91,060

THREE MONTHS ENDED DECEMBER 31, 2003:

                                                           Gas      Electric
                                                Total    Utility    Utility
                                               --------  --------   -------
Revenues                                       $170,684  $149,265   $21,419
Cost of sales - gas, fuel and purchased power   105,645    95,110    10,535
Depreciation and amortization                     5,394     4,658       736
Operating income                                 33,950    29,401     4,549
Interest expense                                  4,604     4,116       488
Income before income taxes                       29,346    25,285     4,061
Total assets at period end                      866,641   781,804    84,837

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                (Thousands of dollars, except per share amounts)

3.    REDEMPTION OF SERIES PREFERRED STOCK

      On October 1, 2004, UGI Utilities redeemed all 200,000 shares of its $7.75 Series Preferred Stock at a price of $100 per share together with full cumulative dividends. The redemption of the $7.75 Series Preferred Stock was funded with proceeds from the October 2004 issuance of $20,000 of 6.13% Medium-Term Notes due 2034.

4.    DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS

      We sponsor a defined benefit pension plan ("UGI Utilities Pension Plan") for employees of UGI, UGI Utilities and certain of UGI's other wholly owned subsidiaries. In addition, we provide postretirement health care benefits to certain retirees and a limited number of active employees meeting certain age and service requirements, and postretirement life insurance benefits to nearly all active and retired employees.

      Net periodic pension expense and other postretirement benefit costs relating to UGI Utilities employees include the following components:

                                             Pension Benefits        Other Postretirement Benefits
                                            Three Months Ended            Three Months Ended
                                                December 31,                  December 31,
                                           ---------------------     -----------------------------
                                             2004          2003           2004             2003
                                           -------       -------         -----            -----
Service cost                               $ 1,090       $ 1,165         $  29            $  30
Interest cost                                2,998         3,094           368              364
Expected return on assets                   (3,975)       (4,108)         (119)            (115)
Amortization of:
      Transition (asset) obligation              -          (327)          169              170
      Prior service cost                       155           165             -                -
      Actuarial loss                           308           289            81               68
                                           -------       -------         -----            -----
Net benefit cost                               576           278           528              517
Change in regulatory assets
      and liabilities                            -             -           247              258
                                           -------       -------         -----            -----
Net expense                                $   576       $   278         $ 775            $ 775
                                           -------       -------         -----            -----

      UGI Utilities Pension Plan assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any contributions to the UGI Utilities Pension Plan during the year ending September 30, 2005. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees' Beneficiary Association ("VEBA") trust to fund and pay UGI Utilities' postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The difference between the annual amount calculated and the amount included in UGI Utilities rates is deferred for future recovery from, or refund to, ratepayers. The Company expects to contribute approximately $2,500 to the VEBA

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                (Thousands of dollars, except per share amounts)

      during the year ending September 30, 2005. During the three months ended December 31, 2004, the Company made contributions of approximately $625 to the VEBA.

      We also sponsor an unfunded and non-qualified supplemental executive retirement income plan. We recorded expense for this plan of $108 and $98 for the three months ended December 31, 2004 and 2003, respectively.

5.    COMMITMENTS AND CONTINGENCIES

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

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                (Thousands of dollars, except per share amounts)

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

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                (Thousands of dollars, except per share amounts)

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

      In addition to these environmental matters, there are other pending claims and legal actions arising in the normal course of our businesses. We cannot predict with certainty the final results of environmental and other matters. However, it is reasonably possible that some of them could be resolved unfavorably to us. Although we currently believe, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position, damages or settlements could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows. At December 31, 2004, the Company's accrued liability for environmental investigation and cleanup costs was not material.

6.    STORAGE CONTRACT ADMINISTRATION AGREEMENT

      Effective December 1, 2004, following a competitive bidding process, UGI Utilities entered into a Storage Contract Administration Agreement ("SCAA") with UGI Energy Services, Inc. ("Energy Services"), a wholly owned, indirect subsidiary of UGI. Under the SCAA, UGI Utilities has released certain gas transportation and storage contracts through October 31, 2005 and has transferred associated gas storage inventories to Energy Services. UGI Utilities may recall such released transportation and storage contracts without penalty if recalled to meet operational requirements, and if not recalled, the releases will terminate at the end of the term of the SCAA. In the event that released contracts are recalled or expire at the end of the term of the SCAA, Energy Services is required to transfer such gas transportation and storage contracts and associated gas storage inventories to UGI Utilities. In exchange for the ability to utilize these assets, Energy Services will pay a monthly fee to UGI Utilities and will provide a firm natural gas delivery service to UGI Utilities. In support of Energy Services' performance obligations under the SCAA, UGI has provided UGI Utilities with performance security in the amount of $20,000.

      UGI Utilities will reflect the historical cost of the gas storage inventories and any exchange receivable from Energy Services (for any amounts of gas utilized but not yet replenished by Energy Services) on its balance sheet under the caption "Inventories." The carrying value of these gas storage inventories at December 31, 2004, comprising 7.7 billion cubic feet of natural gas, was $48,186.

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                (Thousands of dollars, except per share amounts)

7.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R is effective for our interim period beginning after June 15, 2005. Under all of the transition methods, unrecognized compensation expense for awards that are not vested on the adoption date will be recognized in the Company's statements of income through the end of the requisite service period. We do not believe that the adoption of SFAS 123R will have a material impact on its results of operations or financial position. Also, see Note 1.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that lack commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for our interim period beginning after June 15, 2005. We do not believe that the adoption of SFAS 153 will have a material effect on our results of operations or financial position.

                               UGI UTILITIES, INC.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

Information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements use forward-looking words such as "believe," "plan," "anticipate," "continue," "estimate," "expect," "may," "will," or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of oil, electricity and natural gas and the capacity to transport product to market areas; (3) changes in laws and regulations, including safety, tax and accounting matters; (4) competitive pressures from the same and alternative energy sources;
(5) liability for environmental claims; (6) customer conservation measures and improvements in energy efficiency and technology resulting in reduced demand;
(7) adverse labor relations; (8) large customer, counterparty or supplier defaults; (9) liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas; (10) political, regulatory and economic conditions in the United States; and (11) interest rate fluctuations and other capital market conditions.

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

                               UGI UTILITIES, INC.

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for the three months ended December 31, 2004 ("2004 three-month period") with the three months ended December 31, 2003 ("2003 three-month period"). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Financial Statements.

                                                                         Increase
 Three Months Ended December 31,                  2004      2003         (Decrease)
--------------------------------                 ------    ------     ----------------
 (Millions of dollars)
GAS UTILITY:

      Revenues                                   $161.2    $149.3     $ 11.9       8.0%
      Total margin (a)                           $ 54.6    $ 54.2     $  0.4       0.7%
      Operating income                           $ 28.1    $ 29.4     $ (1.3)     (4.4)%
      Income before income taxes                 $ 24.1    $ 25.3     $ (1.2)     (4.7)%
      System throughput - bcf                      23.0      23.3       (0.3)     (1.3)%
      Heating degree days - % colder (warmer)
          than normal                               0.5      (3.8)         -         -

ELECTRIC UTILITY:

      Revenues                                   $ 22.3    $ 21.4     $  0.9       4.2%
      Total margin (a)                           $ 10.1    $  9.7     $  0.4       4.1%
      Operating income                           $  4.7    $  4.5     $  0.2       4.4%
      Income before income taxes                 $  4.3    $  4.1     $  0.2       4.9%
      Distribution sales - gwh                    249.1     243.5        5.6       2.3%

bcf - billions of cubic feet.      gwh - millions of kilowatt-hours.

(a) Gas Utility's total margin represents total revenues less cost of sales. Electric Utility's total margin represents total revenues less cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.2 million in each of the three month-periods ended December 31, 2004 and 2003. For financial statement purposes, revenue-related taxes are included in "taxes other than income taxes" on the Condensed Statements of Income.

GAS UTILITY. Weather in Gas Utility's service territory during the 2004 three-month period was 0.5% colder than normal compared with weather that was 3.8% warmer than normal in the 2003 three-month period. Notwithstanding the colder weather, total distribution system throughput was slightly lower due to lower sales to firm- residential, commercial and industrial ("retail core-market") customers and lower firm-delivery service volumes due in part to customer conservation resulting from high natural gas prices. The increase in Gas Utility revenues during the 2004 three-month period primarily reflects higher purchased gas cost ("PGC") rates partially offset by a $14.4 million decrease in revenues from low-margin off-system sales. Gas Utility cost of gas was $106.6 million in the 2004 three-month period compared to $95.1 million in the 2003 three-month period reflecting the higher PGC rates. Increases or decreases in Gas Utility's cost of gas associated with retail core-market customers result from changes in retail core-

                               UGI UTILITIES, INC.

market volumes, the price of the gas purchased and the level of gas costs collected through the PGC recovery mechanism. Under this recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers equal to the amount included in rates and defers the difference on the balance sheet as a regulatory asset or liability representing an amount to be collected from or refunded to customers in a future period. As a result, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin.

The slight increase in Gas Utility total margin reflects higher margin from interruptible delivery service customers and the effects of year-over-year customer growth partially offset by a decline in retail core-market margin resulting from the lower retail core-market sales.

Gas Utility operating income declined $1.3 million in the 2004 three-month period reflecting the previously mentioned increase in total margin which was more than offset by higher operating and administrative expenses and a $0.4 million increase in depreciation and amortization expense. Operating and administrative expenses increased $1.4 million principally reflecting the absence of environmental insurance recoveries recorded in the prior-year three-month period and greater uncollectible accounts receivable expense partially offset by lower system maintenance expense. The decrease in Gas Utility income before income taxes reflects the decline in operating income partially offset by slightly lower interest expense.

ELECTRIC UTILITY. Electric Utility's 2004 three-month period kilowatt-hour sales were higher while experiencing weather that was slightly colder than in the prior-year period. Temperatures based upon heating degree days in the 2004 three-month period were approximately 0.4% warmer than normal compared with temperatures that were approximately 1.7% warmer than normal in the comparable prior-year period.

The increase in Electric Utility revenues in the 2004 three-month period principally reflects the slightly higher kilowatt-hour sales. Electric Utility's cost of sales increased approximately 4.2% in the 2004 three-month period reflecting higher Electric Utility purchased power costs associated with the increase in sales.

Electric Utility total margin in the 2004 three-month period increased $0.4 million principally reflecting the effects of the previously mentioned increase in kilowatt-hours sold. Operating income and income before income taxes were higher in the 2004 three-month period principally reflecting the increase in total margin which was partially offset by higher operating and administrative expenses including greater distribution system expenses.

                               UGI UTILITIES, INC.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's total debt outstanding at December 31, 2004 totaled $320.1 million (including $83 million in bank loans) compared with $278.1 million (including $60.9 million in bank loans) at September 30, 2004. At December 31, 2004, current maturities of long-term were $70 million. The Company expects to refinance all of the $70 million in Medium-Term Notes due in May and December 2005.

The Company has revolving credit commitments under which it may borrow up to $110 million. These agreements expire in June 2007. At December 31, 2004 borrowings under these agreements totaled $63 million. In addition, at December 31, 2005, there was $20 million outstanding under an uncommitted agreement with a major bank which amount matures March 1, 2005. UGI Utilities also has a shelf registration statement with the SEC under which it may issue up to an additional $20 million of Medium-Term Notes or other debt securities.

CASH FLOWS

OPERATING ACTIVITIES. Due to the seasonal nature of UGI Utilities' businesses, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for gas and electricity consumed during the peak heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company's investment in working capital, principally accounts receivable and inventories, is generally greatest. UGI Utilities uses its revolving credit agreements and the uncommitted arrangement with a major bank to satisfy its seasonal operating cash flow needs. Cash used by operating activities was $3.1 million during the three months ended December 31, 2004 compared with $4.6 million of cash used in the prior-year period. Cash flow from operating activities before changes in operating working capital was $26.7 million in the 2004 three-month period compared to $30.9 million in the prior-year three-month period principally reflecting lower noncash deferred income tax expense and the lower operating results. Changes in operating working capital used $29.8 million of operating cash flow during the 2004 three-month period compared with $35.5 million during the prior-year three-month period.

INVESTING ACTIVITIES. Cash flow used in investing activities was $9.9 million in the 2004 three-month period compared with $8.8 million in the prior-year period. Expenditures for property, plant and equipment were $9.7 million in the 2004 three-month period compared with $8.4 million in the prior-year period principally reflecting higher expenditures for distribution system assets.

FINANCING ACTIVITIES. Cash flow from financing activities was $14.6 million in the 2004 three-month period compared with $15.8 million in the prior-year period. Financing activity cash flow changes are primarily due to issuances and repayments of long-term debt, net short-term borrowings including borrowings under revolving credit agreements, dividends on common shares, and capital contributions from UGI Corporation ("UGI"). During the 2004 and 2003 three-month periods, we paid dividends of $7.5 million and $15.7 million, respectively, to UGI. On October 1, 2004, we redeemed all 200,000 shares of the $7.75 Series Preferred Stock at a price of

                               UGI UTILITIES, INC.

$100 per share together with full cumulative dividends. The redemption of the $7.75 Series Preferred Stock was funded with proceeds from the October 2004 issuance of $20 million of 6.13% Medium-Term Notes due 2034. During the 2004 three-month period, we had net borrowings of $22.1 million under our revolving credit agreements and the uncommitted arrangement with a major bank compared to net borrowings of $31.5 million in the prior-year period.

STORAGE CONTRACT ADMINISTRATION AGREEMENT

Effective December 1, 2004, following a competitive bidding process, UGI Utilities entered into a Storage Contract Administration Agreement ("SCAA") with UGI Energy Services, Inc. ("Energy Services"), a wholly owned, indirect subsidiary of UGI. Under the SCAA, UGI Utilities has released certain gas transportation and storage contracts through October 31, 2005 and has transferred associated gas storage inventories to Energy Services. UGI Utilities may recall such released transportation and storage contracts without penalty if recalled to meet operational requirements, and if not recalled, the releases will terminate at the end of the term of the SCAA. In the event that released contracts are recalled or expire at the end of the term of the SCAA, Energy Services is required to transfer such gas transportation and storage contracts and associated gas storage inventories to UGI Utilities. In exchange for the ability to utilize these assets, Energy Services will pay a monthly fee to UGI Utilities and will provide a firm natural gas delivery service to UGI Utilities. In support of Energy Services' performance obligations under the SCAA, UGI has provided UGI Utilities with performance security in the amount of $20 million.

UGI Utilities will reflect the historical cost of the gas storage inventories and any exchange receivable from Energy Services (for any amounts of gas utilized but not yet replenished by Energy Services) on its balance sheet under the caption "Inventories." The carrying value of these gas storage inventories at December 31, 2004, comprising 7.7 billion cubic feet of natural gas, was $48.2 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes Accounting Principles Board ("APB") Opinion No 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R is effective for our interim period beginning after June 15, 2005. Under all of the transition methods, unrecognized compensation expense for awards that are not vested on

                               UGI UTILITIES, INC.

the adoption date will be recognized in the Company's statements of income through the end of the requisite service period. We do not believe that the adoption of SFAS 123R will have a material impact on its results of operations or financial position. Also, see Note 1 to Condensed Financial Statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that lack commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for our interim period beginning after June 15, 2005. We do not believe that the adoption of SFAS 153 will have a material effect on our results of operations or financial position.

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

The risks associated with fluctuations in prices the Electric Utility pays for its electric power needs are principally a result of market forces reflecting changes in supply and demand for electricity and other energy commodities. Electric Utility purchases its electric power needs from electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market. In accordance with Provider of Last Resort ("POLR") settlements approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2006. In accordance with these settlements, effective January 1, 2005, Electric Utility increased its POLR generation rates for all metered customers 4.5% of total rates in effect on December 31, 2004. In addition, the POLR settlements permit Electric Utility to increase its POLR generation rates effective January 1, 2006 for all metered customers up to 7.5% of total rates in effect at December 31, 2004. Currently, Electric Utility's fixed-price contracts with electric suppliers mitigate most risks associated with the POLR service rate limits in effect through December 31, 2006. However, should any of the suppliers under these contracts fail to provide electric power under the terms of the power and capacity contracts, any increases in the cost of replacement power or capacity would negatively impact Electric Utility results. In order to reduce this non-performance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them. Electric Utility has and may enter into electricity price swap

                               UGI UTILITIES, INC.

agreements to reduce the volatility in the cost of a portion of its anticipated electricity requirements. At December 31, 2004, the fair value of their price swap was a gain of $1.8 million. Fair value reflects the estimated amount that we would expect to receive or pay to terminate the contract based upon quoted market prices of comparable contracts at December 31, 2004. An adverse change in electricity prices of ten percent would result in a $0.9 million decrease in the fair value of the swap.

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

In order to reduce interest rate risk associated with near-term issuances of fixed-rate debt, we may enter into interest rate protection agreements. At December 31, 2004, the fair value of our unsettled interest rate protection agreements, which have been designated and qualify as cash flow hedges, was a loss of $2.1 million. An adverse change in interest rates on ten-year U.S. treasury notes of ten percent would result in a $2.2 million decrease in the fair value of these interest rate protection agreements.

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

                              UGI UTILITIES, INC.

ITEM 6. EXHIBITS

   12.1    Computation of ratio of earnings to fixed charges

   31.1    Certification by the Chief Executive Officer relating to the
                  Registrant's Report on Form 10-Q for the quarter ended December 31, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2    Certification by the Chief Financial Officer relating to the
                  Registrant's Report on Form 10-Q for the quarter ended December 31, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32      Certification by the Chief Executive Officer and the Chief
                  Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2004, pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    UGI Utilities, Inc.
                                                    ------------------------
                                                    (Registrant)

Date:  February 9, 2005                      By:  /s/ John C. Barney
                                             -------------------------------
                                             John C. Barney
                                             Senior Vice President - Finance
                                             (Principal Financial Officer)

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX

12.1        Computation of ratio of earnings to fixed charges

31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.