Form 10-Q
period 2005-03-31
UGI UTILITIES INC
filed 2005-05-06
CIK 100548

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

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

      At April 30, 2005, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                               UGI UTILITIES, INC.

                                TABLE OF CONTENTS

                                                                          PAGES
                                                                         -------
PART I FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Balance Sheets as of March 31, 2005,
              September 30, 2004 and March 31, 2004                            1

            Condensed Statements of Income for the three and
              six months ended March 31, 2005 and 2004                         2

            Condensed Statements of Cash Flows for the
              six months ended March 31, 2005 and 2004                         3

            Notes to Condensed Financial Statements                       4 - 13

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        14 - 19

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk   19 - 20

   Item 4.  Controls and Procedures                                           21

PART II OTHER INFORMATION

   Item 1.  Legal Proceedings                                                 22

   Item 6.  Exhibits                                                          22

   Signatures                                                                 23

                               UGI UTILITIES, INC.

                            CONDENSED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                                    March 31,         September 30,      March 31,
                                                                                      2005                 2004             2004
                                                                                   ----------         -------------      ----------
ASSETS
   Current assets:
        Cash and cash equivalents                                                  $   2,008            $      21        $   2,796
        Accounts receivable (less allowances for doubtful accounts
              of $7,448, $3,374 and $6,573, respectively)                            103,344               38,897           86,880
        Accrued utility revenues                                                      27,418                9,742           24,230
        Inventories                                                                    8,934               65,177            8,648
        Deferred income taxes                                                         15,963                7,230           13,537
        Prepaid expenses and other current assets                                      6,994                8,723            6,029
                                                                                   ---------            ---------        ---------
              Total current assets                                                   164,661              129,790          142,120

   Property, plant and equipment, at cost (less accumulated depreciation
        and amortization of $323,100, $313,030 and $305,764, respectively)           639,487              631,264          617,141

   Regulatory assets                                                                  66,171               65,060           62,102
   Other assets                                                                       29,678               29,664           30,860
                                                                                   ---------            ---------        ---------
        Total assets                                                               $ 899,997            $ 855,778        $ 852,223
                                                                                   =========            =========        =========

LIABILITIES  AND  STOCKHOLDER'S  EQUITY
   Current liabilities:
        Current maturities of long-term debt                                       $  70,000            $  20,000        $       -
        Current maturities of preferred shares subject to mandatory
              redemption, without par value                                                -               20,000            1,000
        Bank loans                                                                    39,200               60,900           42,400
        Accounts payable                                                              63,243               62,707           48,674
        Accrued income taxes                                                          21,418                2,111           16,438
        Deferred fuel costs                                                           22,689                7,862           18,245
        Other current liabilities                                                     46,487               49,367           42,296
                                                                                   ---------            ---------        ---------
              Total current liabilities                                              263,037              222,947          169,053

   Long-term debt                                                                    167,090              197,151          217,211
   Deferred income taxes                                                             163,445              158,136          151,000
   Deferred investment tax credits                                                     7,390                7,589            7,788
   Other noncurrent liabilities                                                        8,317                9,924           12,170
   Preferred shares subject to mandatory redemption, without par value                     -                    -           19,000
                                                                                   ---------            ---------        ---------
              Total liabilities                                                      609,279              595,747          576,222

   Commitments and contingencies (note 5)

   Common stockholder's equity:
        Common Stock, $2.25 par value (authorized - 40,000,000 shares;
              issued and outstanding - 26,781,785 shares)                             60,259               60,259           60,259
        Additional paid-in capital                                                    79,773               79,773           79,046
        Retained earnings                                                            151,317              121,454          138,696
        Accumulated other comprehensive loss                                            (631)              (1,455)          (2,000)
                                                                                   ---------            ---------        ---------
              Total common stockholder's equity                                      290,718              260,031          276,001
                                                                                   ---------            ---------        ---------
        Total liabilities and stockholder's equity                                 $ 899,997            $ 855,778        $ 852,223
                                                                                   =========            =========        =========

See accompanying notes to condensed financial statements.

                               UGI UTILITIES, INC.

                         CONDENSED STATEMENTS OF INCOME
                                   (unaudited)
                             (Thousands of dollars)

                                                                    Three Months Ended                 Six Months Ended
                                                                         March 31,                         March 31,
                                                               ----------------------------     -----------------------------
                                                                  2005              2004           2005               2004
                                                               ----------         ---------     ---------          ----------
Revenues                                                       $ 281,454          $ 268,217     $ 464,935          $ 438,901
                                                               ---------          ---------     ---------          ---------
Costs and expenses:
   Cost of sales - gas, fuel and purchased power                 189,200            176,491       306,789            282,136
   Operating and administrative expenses                          25,776             25,823        48,541             46,638
   Operating and administrative expenses - related parties         2,522              2,242         5,617              5,818
   Taxes other than income taxes                                   3,739              3,555         6,927              6,653
   Depreciation and amortization                                   5,966              6,076        11,766             11,470
   Other (income) loss, net                                       (1,419)               753        (3,244)            (1,041)
                                                               ---------          ---------     ---------          ---------
                                                                 225,784            214,940       376,396            351,674
                                                               ---------          ---------     ---------          ---------

Operating income                                                  55,670             53,277        88,539             87,227
Interest expense                                                   4,622              4,457         9,148              9,061
                                                               ---------          ---------     ---------          ---------
Income before income taxes                                        51,048             48,820        79,391             78,166
Income taxes                                                      20,340             19,671        31,717             31,509
                                                               ---------          ---------     ---------          ---------
Net income                                                     $  30,708          $  29,149     $  47,674          $  46,657
                                                               =========          =========     =========          =========

See accompanying notes to condensed financial statements.

                               UGI UTILITIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)

                                                                                Six Months Ended
                                                                                   March 31,
                                                                          ---------------------------
                                                                             2005             2004
                                                                          ---------         ---------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
   Net income                                                             $ 47,674          $ 46,657
   Adjustments to reconcile net income to net cash provided
     by operating activities:
         Depreciation and amortization                                      11,766            11,470
         Deferred income tax (benefit) expense, net                         (5,464)            1,399
         Provision for uncollectible accounts                                6,548             5,691
         Other, net                                                          1,073             1,922
         Net change in:
           Accounts receivable and accrued utility revenues                (88,671)          (79,270)
           Inventories                                                      56,243            45,369
           Deferred fuel costs                                              14,827             3,511
           Accounts payable                                                  2,264            (6,624)
           Other current assets and liabilities                             15,094            13,523
                                                                          --------          --------
     Net cash provided by operating activities                              61,354            43,648
                                                                          --------          --------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
   Expenditures for property, plant and equipment                          (19,287)          (16,499)
   Net costs of property, plant and equipment disposals                       (568)             (899)
                                                                          --------          --------
     Net cash used by investing activities                                 (19,855)          (17,398)
                                                                          --------          --------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
   Payment of dividends                                                    (17,812)          (25,458)
   Redemption of preferred shares subject to mandatory redemption          (20,000)                -
   Bank loans (decrease) increase                                          (21,700)            1,700
   Issuance of long-term debt                                               20,000                 -
                                                                          --------          --------
     Net cash used by financing activities                                 (39,512)          (23,758)
                                                                          --------          --------
   Cash and cash equivalents increase                                     $  1,987          $  2,492
                                                                          ========          ========
CASH  AND  CASH  EQUIVALENTS:
   End of period                                                          $  2,008          $  2,796
   Beginning of period                                                          21               304
                                                                          --------          --------
     Increase                                                             $  1,987          $  2,492
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

      COMPREHENSIVE INCOME. The following table presents the components of comprehensive income for the three and six months ended March 31, 2005 and 2004:

                                   Three Months Ended    Six Months Ended
                                        March 31,            March 31,
                                   -------------------  ------------------
                                     2005      2004       2005      2004
                                   --------  ---------  --------  --------
Net income                         $ 30,708  $ 29,149   $ 47,674  $ 46,657
Other comprehensive income (loss)     1,494      (202)       824        49
                                   --------  --------   --------  --------
Comprehensive income               $ 32,202  $ 28,947   $ 48,498  $ 46,706
                                   --------  --------   --------  --------

      Other comprehensive income (loss) comprises changes in the fair value of interest rate protection and electricity price swap agreements qualifying as hedges, net of reclassifications to net income.

      STOCK-BASED COMPENSATION. Certain members of the Company's management may be granted stock options and other equity-based awards of UGI Common Stock under UGI's equity compensation plans. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in recording compensation expense for grants of equity instruments to employees.

      We use the intrinsic value method prescribed by APB 25 for UGI's equity-based employee compensation plans. We recorded pre-tax equity-based compensation expense

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                (Thousands of dollars, except per share amounts)

      of $233 and $994 during the three and six months ended March 31, 2005, respectively, and $681 and $1,475 during the three and six months ended March 31, 2004, respectively. If we had determined stock-based compensation expense under the fair value method prescribed by the provisions of SFAS 123, net income would have been as follows:

                                                      Three Months Ended     Six Months Ended
                                                           March 31,             March 31,
                                                     --------------------  --------------------
                                                        2005      2004       2005       2004
                                                     ---------  ---------  ---------  ---------
Net income, as reported                              $ 30,708   $ 29,149   $ 47,674   $ 46,657
Add: Stock-based employee compensation expense
     included in reported net income, net of
     related tax effects                                  136        398        581        863
Deduct: Total stock-based employee compensation
     expense determined under the fair value method
     for all awards, net of related tax effects          (215)      (427)      (705)      (935)
                                                     --------   --------   --------   --------
Pro forma net income                                 $ 30,629   $ 29,120   $ 47,550   $ 46,585
                                                     --------   --------   --------   --------

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

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                (Thousands of dollars, except per share amounts)

Financial information by business segment follows:

THREE MONTHS ENDED MARCH 31, 2005:

                                                             Gas     Electric
                                                 Total     Utility    Utility
                                               --------   --------   --------
Revenues                                       $281,454   $255,861   $ 25,593
Cost of sales - gas, fuel and purchased power   189,200    177,283     11,917
Depreciation and amortization                     5,966      5,176        790
Operating income                                 55,670     48,541      7,129
Interest expense                                  4,622      4,037        585
Income before income taxes                       51,048     44,504      6,544
Total assets at period end                      899,997    802,651     97,346

THREE MONTHS ENDED MARCH 31, 2004:

                                                             Gas     Electric
                                                Total      Utility   Utility
                                               --------   --------   --------
Revenues                                       $268,217   $243,543   $ 24,674
Cost of sales - gas, fuel and purchased power   176,491    165,026     11,465
Depreciation and amortization                     6,076      5,079        997
Operating income                                 53,277     46,492      6,785
Interest expense                                  4,457      3,912        545
Income before income taxes                       48,820     42,580      6,240
Total assets at period end                      852,223    763,096     89,127

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                (Thousands of dollars, except per share amounts)

SIX MONTHS ENDED MARCH 31, 2005:

                                                            Gas      Electric
                                                 Total    Utility     Utility
                                               --------   --------   --------
Revenues                                       $464,935   $417,080   $ 47,855
Cost of sales - gas, fuel and purchased power   306,789    283,888     22,901
Depreciation and amortization                    11,766     10,230      1,536
Operating income                                 88,539     76,687     11,852
Interest expense                                  9,148      8,110      1,038
Income before income taxes                       79,391     68,577     10,814
Total assets at period end                      899,997    802,651     97,346

SIX MONTHS ENDED MARCH 31, 2004:

                                                             Gas     Electric
                                                Total      Utility    Utility
                                               --------   --------   --------
Revenues                                       $438,901   $392,808   $ 46,093
Cost of sales - gas, fuel and purchased power   282,136    260,136     22,000
Depreciation and amortization                    11,470      9,737      1,733
Operating income                                 87,227     75,893     11,334
Interest expense                                  9,061      8,028      1,033
Income before income taxes                       78,166     67,865     10,301
Total assets at period end                      852,223    763,096     89,127

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

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                (Thousands of dollars, except per share amounts)

Net periodic pension expense and other postretirement benefit costs relating to UGI Utilities' employees include the following components:

                                                              Other
                                   Pension Benefits   Postretirement Benefits
                                  ------------------  -----------------------
                                  Three Months Ended    Three Months Ended
                                       March 31,             March 31,
                                  ------------------  -----------------------
                                    2005      2004       2005         2004
                                  --------  --------  ----------   ----------
Service cost                      $ 1,090   $ 1,165     $    29      $    30
Interest cost                       2,998     3,095         368          364
Expected return on assets          (3,975)   (4,108)       (119)        (115)
Amortization of:
   Transition (asset) obligation        -      (328)        169          170
   Prior service cost                 155       166           -            -
   Actuarial loss                     308       288          81           68
                                  -------   -------     -------      -------
Net benefit cost                      576       278         528          517
Change in regulatory assets
   and liabilities                      -         -         247          258
                                  -------   -------     -------      -------
Net expense                       $   576   $   278     $   775      $   775
                                  -------   -------     -------      -------

                                                               Other
                                   Pension Benefits   Postretirement Benefits
                                  ------------------  -----------------------
                                   Six Months Ended       Six Months Ended
                                       March 31,             March 31,
                                  ------------------  -----------------------
                                    2005      2004       2005         2004
                                  --------  --------  ----------   ----------
Service cost                      $ 2,180   $ 2,330     $    57      $    60
Interest cost                       5,996     6,189         737          728
Expected return on assets          (7,950)   (8,216)       (238)        (230)
Amortization of:
   Transition (asset) obligation        -      (655)        338          340
   Prior service cost                 310       331           -            -
   Actuarial loss                     616       577         163          136
                                  -------   -------     -------      -------
Net benefit cost                    1,152       556       1,057        1,034
Change in regulatory assets
   and liabilities                      -         -         493          516
                                  -------   -------     -------      -------
Net expense                       $ 1,152   $   556     $ 1,550      $ 1,550
                                  -------   -------     -------      -------

UGI Utilities Pension Plan assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any contributions to the UGI Utilities Pension Plan during the year ending September 30, 2005. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees' Beneficiary Association ("VEBA") trust to fund and pay UGI Utilities' postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The difference between the annual amount calculated and the amount included in UGI Utilities rates is deferred for future recovery from, or refund to, ratepayers. The Company expects to contribute approximately $2,500 to the VEBA during the year ending September 30, 2005. During the six months ended March 31, 2005, the Company made contributions of approximately $1,250 to the VEBA.

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                (Thousands of dollars, except per share amounts)

      We also sponsor an unfunded and non-qualified supplemental executive retirement income plan. We recorded expense for this plan of $108 and $216 for the three and six months ended March 31, 2005, respectively, and $104 and $208 for the three and six months ended March 31, 2004, respectively.

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

      By letter dated July 29, 2003, Atlanta Gas Light Company ("AGL") served UGI Utilities with a complaint filed in the United States District Court for the Middle District of Florida in which AGL alleges that UGI Utilities is responsible for 20% of approximately $8,000 incurred by AGL in the investigation and remediation of a former MGP site in St. Augustine, Florida. UGI Utilities formerly owned stock of the St. Augustine Gas Company, the owner and operator of the MGP. In March 2005, the court granted UGI Utilities' motion for summary judgment and dismissed AGL's complaint. AGL has appealed.

      AGL has informed UGI Utilities that it has begun remediation of MGP wastes at a site owned by AGL in Savannah, Georgia. A former subsidiary of UGI Utilities operated the MGP in the early 1900s. AGL believes that the total cost of remediation could be as high as $55,000. AGL has not filed suit against UGI Utilities for a share of these costs. UGI Utilities believes that it will have good defenses to any action that may arise out of this site.

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

      In addition to these environmental matters, there are other pending claims and legal actions arising in the normal course of our businesses. We cannot predict with certainty the final results of environmental and other matters. However, it is reasonably possible that some of them could be resolved unfavorably to us. Although we currently believe, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position, damages or settlements could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows. At March 31, 2005, the Company's accrued liability for environmental investigation and cleanup costs was not material.

6.    STORAGE CONTRACT ADMINISTRATION AGREEMENT

      Effective December 1, 2004, following a competitive bidding process, UGI Utilities entered into a Storage Contract Administration Agreement ("SCAA") with UGI Energy Services, Inc. ("Energy Services"), a wholly owned, indirect subsidiary of UGI. Under the SCAA, UGI Utilities has released certain gas transportation and storage contracts through October 31, 2005 and has transferred associated gas storage inventories to Energy Services. UGI Utilities may recall such released transportation and storage contracts without penalty if recalled to meet operational requirements, and if not recalled, the releases will terminate at the end of the term of the SCAA. In the event that released contracts are recalled or at the expiration of the SCAA, Energy Services is required to transfer associated gas storage inventories to UGI Utilities. In exchange for the ability to utilize these assets, Energy Services will pay a monthly fee to UGI Utilities and will provide a firm natural gas delivery service to UGI Utilities. In support of Energy Services' performance obligations under the SCAA, UGI has provided UGI Utilities with performance security in the amount of $20,000.

      UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (for any amounts of gas utilized but not yet replenished by Energy Services) on its balance sheet under the caption "Inventories." The carrying value of these gas storage inventories at March 31, 2005, comprising 0.9 billion cubic feet of natural gas, was $6,174.

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                (Thousands of dollars, except per share amounts)

7.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R is effective with our fiscal year ending September 30, 2006. Under all of the transition methods, unrecognized compensation expense for awards that are not vested on the adoption date will be recognized in the Company's statements of income through the end of the requisite service period. We do not believe that the adoption of SFAS 123R will have a material impact on our results of operations or financial position. Also, see Note 1.

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

                               UGI UTILITIES, INC.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended March 31, 2005 ("2005 three-month period") with the three months ended March 31, 2004 ("2004 three-month period") and (2) the six months ended March 31, 2005 ("2005 six-month period") with the six months ended March 31, 2004 ("2004 six-month period"). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Financial Statements.

2005 THREE-MONTH PERIOD COMPARED WITH 2004 THREE-MONTH PERIOD

Three Months Ended March 31,

(Millions of dollars)                                   Increase
                                    2005     2004      (Decrease)
                                  -------  -------  -----------------
GAS UTILITY:
  Revenues                        $255.9   $243.5   $ 12.4      5.1%
  Total margin (a)                $ 78.6   $ 78.5   $  0.1      0.1%
  Operating income                $ 48.5   $ 46.5   $  2.0      4.3%
  Income before income taxes      $ 44.5   $ 42.6   $  1.9      4.5%
  System throughput - bcf           31.0     31.2     (0.2)    (0.6)%
  Heating degree days - % colder
       than normal                   5.7%     2.7%       -        -

ELECTRIC UTILITY:
  Revenues                        $ 25.6   $ 24.7   $  0.9      3.6%
  Total margin (a)                $ 12.3   $ 11.9   $  0.4      3.4%
  Operating income                $  7.1   $  6.8   $  0.3      4.4%
  Income before income taxes      $  6.5   $  6.2   $  0.3      4.8%
  Distribution sales - gwh         282.1    282.2     (0.1)     0.0%

bcf - billions of cubic feet. gwh - millions of kilowatt-hours.

(a) Gas Utility's total margin represents total revenues less cost of sales. Electric Utility's total margin represents total revenues less cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.4 million and $1.3 million in the three-month periods ended March 31, 2005 and 2004, respectively. For financial statement purposes, revenue-related taxes are included in "taxes other than income taxes" on the Condensed Statements of Income.

GAS UTILITY. Weather in Gas Utility's service territory based upon heating degree days was 5.7% colder than normal during the 2005 three-month period compared with weather that was 2.7% colder than normal in the 2004 three-month period. Notwithstanding the colder weather and year-over-year growth in the number of our customers, total distribution system throughput decreased slightly as lower sales to firm- residential, commercial and industrial ("retail core-market") customers

                               UGI UTILITIES, INC.

due in part to the effects of price-induced customer conservation, and lower volumes transported for firm delivery service customers, were partially offset by increased volumes transported for interruptible delivery service customers. The $12.4 million increase in Gas Utility revenues during the 2005 three-month period reflects $21.0 million greater retail core-market revenues principally as a result of higher average purchased gas cost ("PGC") rates partially offset by a decrease in revenues from low-margin off-system sales. The higher PGC rates reflect higher 2005 three-month period natural gas costs. Gas Utility's cost of gas was $177.3 million in the 2005 three-month period compared to $165.0 million in the 2004 three-month period reflecting the previously mentioned higher average PGC rates partially offset by the effects of lower off-system sales. Gas Utility total margin in the 2005 three-month period was comparable with the prior-year period.

Gas Utility operating income increased to $48.5 million in the 2005 three-month period from $46.5 million in the 2004 three-month period principally reflecting higher other income. Other income increased $2.1 million due in large part to the absence of costs recorded in the prior-year period related to settling a regulatory claim resulting from the discontinuance of natural gas service to certain customers. Total operating and administrative expenses were comparable with the prior year reflecting in large part lower required provisions for injuries and damages claims partially offset principally by higher uncollectible accounts expense. The increase in Gas Utility income before income taxes reflects the previously mentioned increase in operating income and the effects of slightly higher interest expense.

ELECTRIC UTILITY. Electric Utility's 2005 three-month period kilowatt-hour sales were essentially equal with the prior-year period on weather that was comparable to the prior-year period. Electric Utility's increased revenues reflect an increase in its Provider of Last Resort ("POLR") electric generation rates effective January 1, 2005. Electric Utility's cost of sales increased $0.5 million as a result of higher per-unit purchased power costs.

Electric Utility total margin in the 2005 three-month period increased by $0.4 million reflecting the previously mentioned higher POLR rates slightly offset by the effects of increased per-unit purchased power costs. Operating income and income before income taxes were higher in the 2005 three-month period principally reflecting the increase in total margin.

                               UGI UTILITIES, INC.

2005 SIX-MONTH PERIOD COMPARED WITH 2004 SIX-MONTH PERIOD

Six Months Ended March 31,

(Millions of dollars)                                    Increase
                                   2005     2004        (Decrease)
                                  -------  -------  -----------------
GAS UTILITY:
  Revenues                        $417.1   $392.8   $ 24.3      6.2%
  Total margin (a)                $133.2   $132.7   $  0.5      0.4%
  Operating income                $ 76.7   $ 75.9   $  0.8      1.1%
  Income before income taxes      $ 68.6   $ 67.9   $  0.7      1.0%
  System throughput - bcf           53.9     54.5     (0.6)    (1.1)%
  Heating degree days - % colder
     than normal                     3.6%     0.0%       -        -

ELECTRIC UTILITY:
  Revenues                        $ 47.9   $ 46.1   $  1.8      3.9%
  Total margin (a)                $ 22.3   $ 21.6   $  0.7      3.2%
  Operating income                $ 11.9   $ 11.3   $  0.6      5.3%
  Income before income taxes      $ 10.8   $ 10.3   $  0.5      4.9%
  Distribution sales - gwh         531.2    525.7      5.5      1.0%

(a) Gas Utility's total margin represents total revenues less cost of sales. Electric Utility's total margin represents total revenues less cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $2.7 million and $2.5 million in the six-month periods ended March 31, 2005 and 2004, respectively.

GAS UTILITY. Weather in Gas Utility's service territory during the 2005 six-month period was 3.6% colder than normal compared with weather that was normal in the 2004 six-month period. Notwithstanding the colder weather and year-over-year customer growth, total distribution system throughput decreased
0.6 bcf or 1.1% as the persistently high natural gas prices resulted in price-induced customer conservation primarily in our retail core-market. The increase in Gas Utility revenues during the 2005 six-month period includes a $45.3 million increase in retail core-market revenues partially offset by a decrease in revenues from low-margin off-system sales. The increase in retail core-market revenues reflects higher average PGC rates. Gas Utility's cost of gas was $283.9 million in the 2005 six-month period compared to $260.1 million in the 2004 six-month period reflecting the effects of the higher average PGC rates partially offset by the effects of lower off-system sales.

The $0.5 million increase in Gas Utility total margin reflects greater margin generated from slightly higher interruptible delivery service volumes and slightly higher average delivery service margin partially offset by lower retail core-market margin resulting from the previously mentioned decline in retail core-market volumes.

Gas Utility operating income increased $0.8 million in the 2005 six-month period principally reflecting the $0.5 million increase in total margin and higher other income partially offset by increased operating and administrative expenses. Other income increased $2.2 million due in large part to the absence of costs recorded in the prior-year period related to settling a regulatory

                               UGI UTILITIES, INC.

claim resulting from the discontinuance of natural gas service to certain customers. Operating and administrative expenses increased $1.4 million in the 2005 six-month period principally reflecting greater uncollectible accounts expense and the absence of environmental insurance settlements received in the prior-year period partially offset by lower required provisions for injuries and damages claims. The increase in Gas Utility income before income taxes principally reflects the increase in operating income and the effects of slightly higher interest expense.

ELECTRIC UTILITY. Electric Utility's 2005 six-month period kilowatt-hour sales were slightly higher than the prior-year period on weather that was comparable to the prior year. The increase in Electric Utility revenues reflect higher POLR rates. Electric Utility's cost of sales increased approximately 4% reflecting higher per-unit purchased power costs.

Electric Utility total margin in the 2005 six-month period increased $0.7 million principally as a result of the previously mentioned increase in POLR rates and slight increase in kilowatt-hour sales partially offset by the higher purchased power costs. Operating income and in income before income taxes were higher in the 2005 six-month period principally reflecting the increase in total margin

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's total debt outstanding at March 31, 2005 totaled $276.3 million (including $39.2 million in bank loans) compared with $278.1 million (including $60.9 million in bank loans) at September 30, 2004. At March 31, 2005, current maturities of long-term debt were $70 million. We expect to refinance $20 million of our Medium-Term Notes due in May 2005 with the issuance of $20 million of Medium-Term Notes under our existing shelf registration statement. In addition, we expect to refinance the $50 million of Medium-Term Notes due in December 2005.

The Company has revolving credit commitments under which it may borrow up to $110 million. These agreements expire in June 2007. At March 31, 2005 borrowing under these agreements totaled $39.2 million. UGI Utilities also has a shelf registration statement with the SEC under which it may issue up to an additional $20 million of Medium-Term Notes or other debt securities.

                               UGI UTILITIES, INC.

CASH FLOWS

OPERATING ACTIVITIES. Due to the seasonal nature of UGI Utilities' businesses, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for gas and electricity consumed during the peak heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company's investment in working capital, principally accounts receivable and inventories, is generally greatest. UGI Utilities uses short-term borrowings, primarily its revolving credit agreements to manage these seasonal cash flow needs. Cash provided by operating activities was $61.4 million during the six months ended March 31, 2005 compared with $43.6 million during the prior-year six-month period. Cash flow from operating activities before changes in operating working capital was $61.6 million in the 2005 six-month period compared to $67.1 million in the prior-year six-month period principally reflecting lower noncash deferred income tax expense partially offset slightly by higher operating results. Changes in operating working capital used $0.2 million of operating cash flow during the 2005 six-month period compared with $23.5 million used during the prior-year six-month period reflecting higher net overcollections of deferred fuel costs and changes in inventories and accounts payable.

INVESTING ACTIVITIES. Cash used by investing activities was $19.9 million in the 2005 six-month period compared with $17.4 million in the prior-year period. Expenditures for property, plant and equipment were $19.3 million in the 2005 six-month period compared with $16.5 million recorded in the prior-year period due in part to greater information technology systems expenditures. Net costs of property, plant and equipment disposals were lower in the 2005 six-month period reflecting greater proceeds from the sale of property.

FINANCING ACTIVITIES. Cash used by financing activities was $39.5 million in the 2005 six-month period compared with $23.8 million in the prior-year period. Financing activity cash flows are primarily the result of issuances and repayments of long-term debt, net short-term borrowings including borrowings under revolving credit agreements, dividends on common shares and capital contributions from UGI. During the 2005 and 2004 six-month periods, we paid dividends of $17.8 million and $25.5 million, respectively, to UGI. On October 1, 2004, we redeemed all 200,000 shares of $7.75 Series Preferred Stock at a price of $100 per share together with full cumulative dividends. The redemption of the $7.75 Series Preferred Stock was funded with proceeds from the October 2004 issuance of $20 million of 6.13% Medium-Term Notes due 2034. During the 2005 six-month period, we had net repayments of short-term borrowings of $21.7 million compared to net borrowings of $1.7 million in the prior-year period.

                               UGI UTILITIES, INC.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R is effective with our fiscal year ending September 30, 2006. Under all of the transition methods, unrecognized compensation expense for awards that are not vested on the adoption date will be recognized in the Company's statements of income through the end of the requisite service period. We do not believe that the adoption of SFAS 123R will have a material impact on our results of operations or financial position. Also, see Note 1 to Condensed Financial Statements.

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

The risks associated with fluctuation in the prices Electric Utility pays for its electric power needs are principally a result of market forces reflecting changes in supply and demand for electricity and other energy commodities. Electric Utility purchases its electricity from suppliers under fixed-

                               UGI UTILITIES, INC.

price energy and capacity contracts and, to a much lesser extent, on the spot market. Prices for electricity can be volatile especially during periods of high demand or tight supply. In accordance with Provider of Last Resort ("POLR") settlements approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2006. In accordance with these settlements, effective January 1, 2005, Electric Utility increased its POLR generation rates for all metered customers by 4.5% of total rates in effect on December 31, 2004. In addition, the POLR settlements permit Electric Utility to increase POLR generation rates effective January 1, 2006 for all metered customers up to 7.5% of total rates in effect on December 31, 2004. Currently, Electric Utility's fixed-price contracts with electric suppliers mitigate most risks associated with the POLR service rate limits in effect through December 31, 2006. However, should any of the suppliers under these contracts fail to provide electric power under the terms of the power and capacity contracts, any increases in the cost of replacement power or capacity could negatively impact Electric Utility's results. In order to reduce this non-performance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them. Electric Utility may enter into electricity price swap agreements to reduce the volatility in the cost of a portion of its anticipated electricity requirements.

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

The fair values of our unsettled market risk sensitive derivative instruments reflect the estimated amount that we would expect to receive or pay to terminate the contract based upon quoted market prices of comparable contracts at March 31, 2005. At March 31, 2005, the fair value of our electricity price swap was a gain of $3.5 million. An adverse change in electricity prices of ten percent would result in a $1.1 million decrease in the fair value of the swap. At March 31, 2005, the fair value of our unsettled interest rate protection agreements, which have been designated and qualify as cash flow hedges, was a loss of $1.3 million. An adverse change in interest rates on ten-year U.S. treasury notes of ten percent would result in a $2.3 million decrease in the fair value of these interest rate protection agreements.

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

                               UGI UTILITIES, INC.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Atlanta Gas Light Company v. UGI Utilities, Inc. By letter dated July 29, 2003, Atlanta Gas Light Company ("AGL") served UGI Utilities with a complaint filed in the United States District Court for the Middle District of Florida in which AGL alleges that UGI Utilities is responsible for 20% of approximately $8 million incurred by AGL in the investigation and remediation of a former MGP site in St. Augustine, Florida. UGI Utilities formerly owned stock of the St. Augustine Gas Company, the owner and operator of the MGP. In March 2005, the court granted UGI Utilities' motion for summary judgment and dismissed AGL's complaint. AGL has appealed.

ITEM 6. EXHIBITS

            12.1  Computation of ratio of earnings to fixed charges


            31.1  Certification by the Chief Executive Officer relating to the
                         Registrant's Report on Form 10-Q for the quarter ended March 31, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2  Certification by the Chief Financial Officer relating to the
                         Registrant's Report on Form 10-Q for the quarter ended March 31, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32    Certification by the Chief Executive Officer and the Chief
                         Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                          UGI Utilities, Inc.
                                          -------------------
                                          (Registrant)

Date: May 6, 2005                         By: /s/ John C. Barney
                                              ------------------
                                              John C. Barney
                                              Senior Vice President - Finance
                                              (Principal Financial Officer)

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

12.1  Computation of ratio of earnings to fixed charges

31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2005, pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2005, pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.