Form 10-K/A
period 2004-09-30
UGI UTILITIES INC
filed 2005-06-22
CIK 100548

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                                       TO

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

                          Commission file number 1-1398

                               UGI UTILITIES, INC.
           (EXACT NAME OF REGISTRANTS AS SPECIFIED IN THEIR CHARTERS)

           Pennsylvania                                 23- 1174060
 (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

    100 Kachel Boulevard, Suite 400, Green Hills Corporate Center Reading, PA
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (610) 796-3400
              (REGISTRANTS' TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:        None


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:        None

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

                                EXPLANATORY NOTE

     This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2004 is filed to set forth Part III, Item 14, Principal Accounting Fees and Services, and to indicate that the registrant is not an accelerated filer (as defined in Rule 12b-2 of the Act).

                                    PART III

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The aggregate fees billed by PricewaterhouseCoopers LLP, the independent public accountants of UGI Utilities ("the Company"), in Fiscal Year 2004 and 2003 were as follows:

                                                                         2004                           2003
                                                                         ----                           ----
                                                                 FEES         % OF TOTAL         FEES       % OF TOTAL
                                                                 ----         ----------         ----       ----------
AUDIT FEES -                                                   $173,500          100%          $173,100        79.7%
For professional services rendered for (i) the audit
of the annual financial statements, (ii) the reviews
of the interim financial statements included in the
Quarterly Reports on Form 10-Q, and (iii) comfort and
consent letters.
AUDIT-RELATED FEES  -                                               ---                          16,350         7.5%
For professional services rendered for audit of
employee benefit plans.
TAX FEES                                                            ---                             ---
ALL OTHER FEES -                                                    ---                          27,713        12.8%
Compliance with Section 404 of Sarbanes-Oxley.
                                                               --------       ----------       --------      ---------
TOTAL FEES                                                     $173,500          100%          $217,163         100%

     In the course of its meetings, the Audit Committee considered whether the provision by PricewaterhouseCoopers of the professional services described in this section is compatible with PricewaterhouseCoopers' independence. The Committee concluded that the independent public accountants are independent from the Company and its management.

     Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the Company's independent accountants. In recognition of this responsibility, the Audit Committee has a policy of pre-approving all audit and permissible non-audit services provided by the independent accountants.

     Prior to engagement of the Company's independent accountants for the next year's audit, management submits a list of services and related fees expected to be rendered during that year within each of the four categories of services noted above to the Audit Committee for approval.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

        (a)(3)  Exhibits

        31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

        31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             UGI Utilities, Inc.


                                             By: /s/  John C. Barney
                                                 -----------------------------
                                                 John C. Barney
                                                 Senior Vice President - Finance
                                                    and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
31.1          Certification by the Chief Executive Officer pursuant to Section
              302 of the Sarbanes-Oxley Act

31.2          Certification by the Chief Financial Officer pursuant to Section
              302 of the Sarbanes-Oxley Act