Form 10-Q
period 2005-06-30
UGI UTILITIES INC
filed 2005-08-08
CIK 100548

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

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
                                 (610) 796-3400
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No X
                                               ---   ---

     At July 31, 2005, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                               UGI UTILITIES, INC.

                                TABLE OF CONTENTS



                                                                          PAGES
                                                                          -----


PART I FINANCIAL INFORMATION

  Item 1.  Financial Statements                                             i

           Condensed Balance Sheets as of June 30, 2005,
             September 30, 2004 and June 30, 2004                           1

           Condensed Statements of Income for the three and
             nine months ended June 30, 2005 and 2004                       2

           Condensed Statements of Cash Flows for the
             nine months ended June 30, 2005 and 2004                       3

           Notes to Condensed Financial Statements                        4 - 14

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         15 - 21

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk    21 - 22

  Item 4.  Controls and Procedures                                         23

PART II OTHER INFORMATION


  Item 6.  Exhibits                                                        24

  Signatures                                                               25


                              UGI UTILITIES, INC.

                            CONDENSED BALANCE SHEETS
                                  (unaudited)
                             (Thousands of dollars)


                                                                                    June 30,     September 30,     June 30,
                                                                                      2005           2004            2004
                                                                                    ---------    -------------     ---------
ASSETS
------

   Current assets:
        Cash and cash equivalents                                                    $    653        $     21       $  2,266
        Accounts receivable (less allowances for doubtful accounts
            of $7,222, $3,374 and $6,459, respectively)                                57,511          38,897         47,127
        Accrued utility revenues                                                        8,503           9,742          8,070
        Inventories                                                                    39,198          65,177         32,746
        Deferred income taxes                                                          15,661           6,658         11,757
        Prepaid expenses                                                                3,054           3,455          2,960
        Other current assets                                                              679           5,268          1,463
                                                                                     --------        --------       --------
            Total current assets                                                      125,259         129,218        106,389

   Property, plant and equipment, at cost (less accumulated depreciation and
        amortization of $327,961, $313,030 and $309,687, respectively)                644,882         631,264        622,354

   Regulatory assets                                                                   66,778          65,060         62,997
   Other assets                                                                        29,012          29,664         31,860
                                                                                     --------        --------       --------
        Total assets                                                                 $865,931        $855,206       $823,600
                                                                                     ========        ========       ========

LIABILITIES  AND  STOCKHOLDER'S  EQUITY
---------------------------------------
   Current liabilities:
        Current maturities of long-term debt                                         $ 50,000        $ 20,000       $ 20,000
        Current maturities of preferred shares subject to mandatory
            redemption, without par value                                                   -          20,000          1,000
        Bank loans                                                                     49,500          60,900         30,100
        Accounts payable                                                               23,243          60,073         41,061
        Accounts payable - related parties                                             15,616           2,634            786
        Accrued income taxes                                                           12,264           2,111         15,040
        Deferred fuel costs                                                            19,082           7,862         16,621
        Other current liabilities                                                      35,665          44,170         32,922
                                                                                     --------        --------       --------
            Total current liabilities                                                 205,370         217,750        157,530

   Long-term debt                                                                     187,060         197,151        197,181
   Deferred income taxes                                                              164,732         157,561        154,975
   Deferred investment tax credits                                                      7,290           7,589          7,688
   Other noncurrent liabilities                                                        17,691          15,124         14,890
   Preferred shares subject to mandatory redemption, without par value                      -               -         19,000
                                                                                     --------        --------       --------
            Total liabilities                                                         582,143         595,175        551,264

   Commitments and contingencies (note 5)

   Common stockholder's equity:
        Common Stock, $2.25 par value (authorized - 40,000,000 shares;
            issued and outstanding - 26,781,785 shares)                                60,259          60,259         60,259

        Additional paid-in capital                                                     79,773          79,773         79,046
        Retained earnings                                                             145,896         121,454        133,419
        Accumulated other comprehensive loss                                           (2,140)         (1,455)          (388)
                                                                                     --------        --------       --------
            Total common stockholder's equity                                         283,788         260,031        272,336
                                                                                     --------        --------       --------
        Total liabilities and stockholder's equity                                   $865,931        $855,206       $823,600
                                                                                     ========        ========       ========

See accompanying notes to condensed financial statements.

                               UGI UTILITIES, INC.

                         CONDENSED STATEMENTS OF INCOME
                                   (unaudited)
                             (Thousands of dollars)




                                                                       Three Months Ended               Nine Months Ended
                                                                            June 30,                        June 30,
                                                                  -----------------------------   ------------------------------
                                                                      2005            2004              2005             2004
                                                                  -------------   -------------   -------------    -------------



Revenues                                                           $ 111,534       $ 118,717         $ 576,469        $ 557,618
                                                                   ---------       ---------         ---------        ---------

Costs and expenses:
   Cost of sales - gas, fuel and purchased power                      65,244          74,751           372,033          356,887
   Operating and administrative expenses                              21,698          21,559            70,239           68,197
   Operating and administrative expenses - related parties             3,995           2,072             9,612            7,890
   Taxes other than income taxes                                       3,152           3,110            10,079            9,763
   Depreciation and amortization                                       6,019           5,436            17,785           16,906
   Other income, net                                                  (1,242)           (493)           (4,486)          (1,534)
                                                                   ---------       ---------         ---------        ---------
                                                                      98,866         106,435           475,262          458,109
                                                                   ---------       ---------         ---------        ---------

Operating income                                                      12,668          12,282           101,207           99,509
Interest expense                                                       4,394           4,399            13,543           13,460
                                                                   ---------       ---------         ---------        ---------
Income before income taxes                                             8,274           7,883            87,664           86,049
Income taxes                                                           3,367           3,388            35,083           34,897
                                                                   ---------       ---------         ---------        ---------
Net income                                                         $   4,907       $   4,495         $  52,581        $  51,152
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

                               UGI UTILITIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)



                                                                        Nine Months Ended
                                                                            June 30,
                                                                   ---------------------------
                                                                       2005           2004
                                                                   ------------   ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $  52,581      $  51,152
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                    17,785         16,906
      Deferred income tax (benefit) expense, net                       (3,531)         5,029
      Provision for uncollectible accounts                              7,135          6,688
      Other, net                                                        2,136          2,163
      Net change in:
        Accounts receivable and accrued utility revenues              (24,510)       (24,353)
        Inventories                                                    25,979         21,271
        Deferred fuel costs                                            11,220          2,414
        Accounts payable                                              (23,848)       (13,451)
        Other current assets and liabilities                            6,453          7,891
                                                                    ---------      ---------
     Net cash provided by operating activities                         71,400         75,710
                                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                      (30,355)       (26,602)
  Net costs of property, plant and equipment disposals                   (873)        (1,317)
                                                                    ---------      ---------
     Net cash used by investing activities                            (31,228)       (27,919)
                                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of dividends                                                (28,140)       (35,229)
  Redemption of preferred shares subject to mandatory redemption      (20,000)             -
  Increase in bank loans with maturities of three months or less      (11,400)       (10,600)
  Issuance of debt                                                     60,000              -
  Repayment of debt                                                   (40,000)             -
                                                                    ---------      ---------
     Net cash used by financing activities                            (39,540)       (45,829)
                                                                    ---------      ---------

Cash and cash equivalents increase                                  $     632      $   1,962
                                                                    =========      =========

CASH AND CASH EQUIVALENTS:
  End of period                                                     $     653      $   2,266
  Beginning of period                                                      21            304
                                                                    ---------      ---------
    Increase                                                        $     632      $   1,962
                                                                    =========      =========



See accompanying notes to condensed financial statements.

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (unaudited)
                (Thousands of dollars, except per share amounts)


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

     COMPREHENSIVE INCOME. The following table presents the components of comprehensive income for the three and nine months ended June 30, 2005 and 2004:

     --------------------------------------------------------------------------------
                                           Three Months Ended     Nine Months Ended
                                                June 30,              June 30,
                                          -------------------   ---------------------
                                            2005       2004       2005        2004
     --------------------------------------------------------   ---------------------
     Net income                           $ 4,907     $ 4,495   $ 52,581    $ 51,152
     Other comprehensive income (loss)     (1,509)      1,612       (685)      1,661
     --------------------------------------------------------   ---------------------
     Comprehensive income                 $ 3,398     $ 6,107   $ 51,896    $ 52,813
     --------------------------------------------------------------------------------

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

     We use the intrinsic value method prescribed by APB 25 for UGI's equity-based employee compensation plans. We recorded pre-tax equity-based compensation expense

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (unaudited)
                (Thousands of dollars, except per share amounts)


     of $525 and $1,518 during the three and nine months ended June 30, 2005, respectively, and $368 and $1,843 during the three and nine months ended June 30, 2004, respectively. If we had determined stock-based compensation expense under the fair value method prescribed by the provisions of SFAS 123, net income would have been as follows:

     -----------------------------------------------------------------------------------------
                                                       Three Months Ended   Nine Months Ended
                                                             June 30,           June 30,
                                                       ------------------   ------------------
                                                          2005     2004       2005      2004
     --------------------------------------------------------------------   ------------------
     Net income, as reported                            $4,907    $4,495    $52,581    $51,152
     Add:  Stock-based employee compensation
       expense included in reported net income, net
       of related tax effects                              307       215        888      1,079
     Deduct: Total stock-based employee compensation
       expense determined under the fair value method
       for all awards, net of related tax effects         (337)     (218)    (1,042)    (1,153)
     --------------------------------------------------------------------   -------------------
     Pro forma net income                               $4,877    $4,492    $52,427    $51,078
     ------------------------------------------------------------------------------------------

     RECLASSIFICATIONS. We have reclassified certain prior-year balances to conform to the current period presentation.

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

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (unaudited)
                (Thousands of dollars, except per share amounts)


Financial information by business segment follows:

THREE MONTHS ENDED JUNE 30, 2005:

----------------------------------------------------------------------------------
                                                                Gas      Electric
                                                   Total      Utility    Utility
----------------------------------------------------------------------------------
  Revenues                                        $111,534   $ 89,504    $22,030
  Cost of sales - gas, fuel and purchased power     65,244     54,612     10,632
  Depreciation and amortization                      6,019      5,240        779
  Operating income                                  12,668      7,692      4,976
  Interest expense                                   4,394      3,923        471
  Income before income taxes                         8,274      3,769      4,505
  Total assets at period end                       865,931    768,723     97,208
----------------------------------------------------------------------------------

THREE MONTHS ENDED JUNE 30, 2004:

----------------------------------------------------------------------------------
                                                               Gas      Electric
                                                   Total     Utility     Utility
----------------------------------------------------------------------------------
  Revenues                                        $118,717   $ 97,710    $21,007
  Cost of sales - gas, fuel and purchased power     74,751     65,107      9,644
  Depreciation and amortization                      5,436      4,895        541
  Operating income                                  12,282      6,857      5,425
  Interest expense                                   4,399      3,859        540
  Income before income taxes                         7,883      2,998      4,885
  Total assets at period end                       823,600    735,503     88,097
----------------------------------------------------------------------------------

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (unaudited)
                (Thousands of dollars, except per share amounts)


NINE MONTHS ENDED JUNE 30, 2005:

----------------------------------------------------------------------------------
                                                                Gas      Electric
                                                    Total    Utility     Utility
----------------------------------------------------------------------------------
  Revenues                                        $576,469   $506,584    $69,885
  Cost of sales - gas, fuel and purchased power    372,033    338,500     33,533
  Depreciation and amortization                     17,785     15,470      2,315
  Operating income                                 101,207     84,379     16,828
  Interest expense                                  13,543     12,034      1,509
  Income before income taxes                        87,664     72,345     15,319
  Total assets at period end                       865,931    768,723     97,208
----------------------------------------------------------------------------------

NINE MONTHS ENDED JUNE 30, 2004:

----------------------------------------------------------------------------------
                                                                Gas      Electric
                                                    Total    Utility     Utility
----------------------------------------------------------------------------------
  Revenues                                        $557,618   $490,518    $67,100
  Cost of sales - gas, fuel and purchased power    356,887    325,243     31,644
  Depreciation and amortization                     16,906     14,632      2,274
  Operating income                                  99,509     82,750     16,759
  Interest expense                                  13,460     11,887      1,573
  Income before income taxes                        86,049     70,863     15,186
  Total assets at period end                       823,600    735,503     88,097
----------------------------------------------------------------------------------

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (unaudited)
                (Thousands of dollars, except per share amounts)


3.   REDEMPTION OF SERIES PREFERRED STOCK AND LONG-TERM DEBT

     On October 1, 2004, UGI Utilities redeemed all 200,000 shares of its $7.75 Series Preferred Stock at a price of $100 per share together with full cumulative dividends. The redemption of the $7.75 Series Preferred Stock was funded with proceeds from the October 2004 issuance of $20,000 of 6.13% Medium-Term Notes due 2034.

     In May 2005, UGI Utilities refinanced $20,000 of its maturing 6.62% Medium-Term Notes with proceeds from the issuance of $20,000 of 5.16% Medium-Term Notes due in May 2015.

4.   DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS

     We sponsor a defined benefit pension plan ("UGI Utilities Pension Plan") for employees of UGI, UGI Utilities and certain of UGI's other wholly owned subsidiaries. In addition, we provide postretirement health care benefits to certain retirees and postretirement life insurance benefits to nearly all active and retired employees.

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (unaudited)
                (Thousands of dollars, except per share amounts)


     Net periodic pension expense and other postretirement benefit costs relating to UGI Utilities' employees include the following components:

     --------------------------------------------------------------------------------
                                                                  Other Postretirement
                                          Pension Benefits            Benefits
                                       ----------------------     --------------------
                                         Three Months Ended        Three Months Ended
                                              June 30,                  June 30,
                                       ----------------------      ------------------
                                          2005         2004          2005       2004
     --------------------------------------------------------------------------------
     Service cost                      $  1,090      $ 1,165        $  29      $  30
     Interest cost                        2,998        3,095          368        364
     Expected return on assets           (3,975)      (4,108)        (119)      (115)
     Amortization of:
       Transition (asset) obligation          -         (328)         169        170
       Prior service cost                   155          166            -          -
       Actuarial loss                       308          288           81         68
     --------------------------------------------------------------------------------
     Net benefit cost                       576          278          528        517
     Change in regulatory assets
       and liabilities                        -            -          247        258
     --------------------------------------------------------------------------------
     Net expense                       $    576        $ 278        $ 775      $ 775
     --------------------------------------------------------------------------------

     --------------------------------------------------------------------------------
                                                                 Other Postretirement
                                         Pension Benefits              Benefits
                                       ----------------------    --------------------
                                         Nine Months Ended        Nine Months Ended
                                             June 30,                  June 30,
                                       --------------------      --------------------
                                         2005          2004         2005       2004
     --------------------------------------------------------------------------------
     Service cost                      $  3,270      $ 3,495       $   86     $   90
     Interest cost                        8,994        9,285        1,105      1,092
     Expected return on assets          (11,925)     (12,324)        (357)      (345)
     Amortization of:
       Transition (asset) obligation          -         (984)         507        510
       Prior service cost                   465          498            -          -
       Actuarial loss                       924          864          244        204
     --------------------------------------------------------------------------------
     Net benefit cost                     1,728          834        1,585      1,551
     Change in regulatory assets
       and liabilities                        -            -          740        774
     --------------------------------------------------------------------------------
     Net expense                       $  1,728        $ 834       $2,325     $2,325
     --------------------------------------------------------------------------------


     UGI Utilities Pension Plan assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any contributions to the UGI Utilities Pension Plan during the year ending September 30, 2005 for ERISA funding purposes. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees' Beneficiary Association ("VEBA") trust to fund and pay UGI Utilities' postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The difference between the annual amount calculated and the amount included in UGI Utilities rates is deferred for future recovery from, or refund to, ratepayers. During the nine months ended June 30, 2005, the Company contributed approximately $1,900 to the VEBA and expects to contribute approximately $2,300 for the twelve months ended September 30, 2005.

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (unaudited)
                (Thousands of dollars, except per share amounts)


     We also sponsor an unfunded and non-qualified supplemental executive retirement income plan. We recorded pre-tax expense for this plan of $116 and $332 for the three and nine months ended June 30, 2005, respectively, and $104 and $312 for the three and nine months ended June 30, 2004, respectively.

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

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (unaudited)
                (Thousands of dollars, except per share amounts)


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

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (unaudited)
                (Thousands of dollars, except per share amounts)

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

     In addition to these environmental matters, there are other pending claims and legal actions arising in the normal course of our businesses. We cannot predict with certainty the final results of environmental and other matters. However, it is reasonably possible that some of them could be resolved unfavorably to us. Although we currently believe, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position, damages or settlements could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows. At June 30, 2005, the Company's accrued liability for environmental investigation and cleanup costs was not material.

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

     UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (for any amounts of gas utilized but not yet replenished by Energy Services) on its balance sheet under the caption "Inventories." The carrying value of these gas storage inventories at June 30, 2005, comprising 4.4 billion cubic feet of natural gas, was $33,668.

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (unaudited)
                (Thousands of dollars, except per share amounts)

7.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

     In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). It requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term "Conditional Asset Retirement Obligation" refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact of FIN 47 but do not expect it to have a material effect on our financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB 25 as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R is effective with our fiscal year ending September 30, 2006. Under all of the transition methods, unrecognized compensation expense for awards that are not vested on the adoption date will be recognized in the Company's statements of income through the end of the requisite service period. We do not believe that the adoption of SFAS 123R will have a material impact on our results of operations or financial position. For disclosure regarding pro forma net income as if we had determined stock-based compensation under the fair value method prescribed by SFAS 123, see Note 1.

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (unaudited)
                (Thousands of dollars, except per share amounts)

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that lack commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for our interim period beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on our financial position or results of operations.

                               UGI UTILITIES, INC.


            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended June 30, 2005 ("2005 three-month period") with the three months ended June 30, 2004 ("2004 three-month period") and (2) the nine months ended June 30, 2005 ("2005 nine-month period") with the nine months ended June 30, 2004 ("2004 nine-month period"). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Financial Statements.

2005 THREE-MONTH PERIOD COMPARED WITH 2004 THREE-MONTH PERIOD
-------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
                                                                                           Increase
 Three Months Ended June 30,                                   2005         2004          (Decrease)
-----------------------------------------------------------------------------------------------------------
 (Millions of dollars)


 GAS UTILITY:
   Revenues                                                   $ 89.5       $ 97.7      $(8.2)     (8.4)%
   Total margin (a)                                           $ 34.9       $ 32.6      $ 2.3       7.1%
   Operating income                                           $  7.7       $  6.9      $ 0.8      11.6%
   Income before income taxes                                 $  3.8       $  3.0      $ 0.8      26.7%
   System throughput - bcf                                      15.3         15.5       (0.2)     (1.3)%
   Heating degree days - % warmer than normal                   (6.4)%      (18.7)%        -         -

 ELECTRIC UTILITY:
   Revenues                                                   $ 22.0       $ 21.0      $ 1.0       4.8%
   Total margin (a)                                           $ 10.2       $ 10.2      $   -       0.0%
   Operating income                                           $  5.0       $  5.4      $(0.4)     (7.4)%
   Income before income taxes                                 $  4.5       $  4.9      $(0.4)     (8.2)%
   Distribution sales - gwh                                    222.5        221.5        1.0       0.5%
-----------------------------------------------------------------------------------------------------------


bcf - billions of cubic feet.      gwh - millions of kilowatt-hours.

     (a) Gas Utility's total margin represents total revenues less cost of sales. Electric Utility's total margin represents total revenues less cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.2 million and $1.1 million in the three-month periods ended June 30, 2005 and 2004, respectively. For financial statement purposes, revenue-related taxes are included in "taxes other than income taxes" on the Condensed Statements of Income.

GAS UTILITY. Although weather in Gas Utility's service territory based upon heating degree-days was 6.4% warmer than normal during the 2005 three-month period, weather was 15.1% colder than the prior-year three-month period. Notwithstanding the colder 2005 three-month period weather and year-over-year growth in the number of our customers, total distribution system throughput decreased slightly as slightly higher sales to firm- residential, commercial and industrial ("retail core-market") customers were more than offset by lower volumes transported

                               UGI UTILITIES, INC.


for firm and interruptible delivery service customers. Although sales to retail core-market customers increased, persistently high natural gas prices resulted in price-induced customer conservation. The $8.2 million decrease in Gas Utility revenues during the 2005 three-month period reflects a $15.6 million decrease in revenues from low-margin off-system sales partially offset principally by higher retail core-market revenues reflecting the effects of higher average purchased gas cost ("PGC") rates and the previously mentioned higher retail core-market volumes. Gas Utility's cost of gas was $54.6 million in the 2005 three-month period compared to $65.1 million in the 2004 three-month period reflecting the impact of the previously mentioned lower off-system sales partially offset by higher retail core-market purchased gas costs.

Gas Utility total margin in the 2005 three-month period increased $2.3 million reflecting higher average unit margins from interruptible customers and increased retail core-market margin resulting from the higher sales.

Gas Utility operating income increased to $7.7 million in the 2005 three-month period from $6.9 million in the 2004 three-month period principally reflecting the $2.3 million increase in total margin and a $0.8 million increase in other income partially offset by higher operating and administrative costs and greater depreciation expense. Total operating and administrative expenses were $1.9 million higher than the prior-year period principally reflecting higher employee-related expenses including higher incentive compensation costs. The increase in Gas Utility income before income taxes reflects the previously mentioned increase in operating income.

ELECTRIC UTILITY. Electric Utility's 2005 three-month period kilowatt-hour sales were essentially equal with the prior-year period. Electric Utility revenues increased $1.0 million in the 2005 three-month period reflecting an increase in its Provider of Last Resort ("POLR") electric generation rates effective January 1, 2005. Electric Utility's cost of sales increased $1.0 million as a result of higher per-unit purchased power costs.

Electric Utility total margin in the 2005 three-month period was comparable to the 2004 three-month period as the increase in POLR electric generation revenues was substantially offset by the increase in purchased power costs.

Operating income and income before income taxes were lower in the 2005 three-month period primarily reflecting higher operating and administrative expenses and greater depreciation expense.

                               UGI UTILITIES, INC.



2005 NINE-MONTH PERIOD COMPARED WITH 2004 NINE-MONTH PERIOD
-----------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
                                                                                           Increase
 Nine Months Ended June 30,                                    2005         2004          (Decrease)
-----------------------------------------------------------------------------------------------------------
 (Millions of dollars)


 GAS UTILITY:
   Revenues                                                   $506.6       $490.5      $16.1       3.3%
   Total margin (a)                                           $168.1       $165.3      $ 2.8       1.7%
   Operating income                                           $ 84.4       $ 82.8      $ 1.6       1.9%
   Income before income taxes                                 $ 72.3       $ 70.9      $ 1.4       2.0%
   System throughput - bcf                                      69.2         70.0       (0.8)     (1.1)%
   Heating degree days - % colder (warmer) than normal           0.0%        (2.0)%        -         -

 ELECTRIC UTILITY:
   Revenues                                                   $ 69.9       $ 67.1      $ 2.8       4.2%
   Total margin (a)                                           $ 32.5       $ 31.8      $ 0.7       2.2%
   Operating income                                           $ 16.8       $ 16.8      $   -       0.0%
   Income before income taxes                                 $ 15.3       $ 15.2      $ 0.1       0.7%
   Distribution sales - gwh                                    753.7        747.2        6.5       0.9%
-----------------------------------------------------------------------------------------------------------


     (a) Gas Utility's total margin represents total revenues less cost of sales. Electric Utility's total margin represents total revenues less cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $3.9 million and $3.6 million in the nine-month periods ended June 30, 2005 and 2004, respectively.

GAS UTILITY. Weather in Gas Utility's service territory during the 2005 nine-month period was approximately normal compared with weather that was 2.0% warmer than normal in the 2004 nine-month period. Notwithstanding the slightly colder weather and year-over-year customer growth, total distribution system throughput decreased 0.8 bcf or 1.1% as persistently high natural gas prices resulted in price-induced customer conservation principally in our retail core-market. During the quarter ended June 30, 2005, the Company revised its heating degree day statistics for the first and second fiscal quarters of 2005 due to a measurement error caused by an equipment malfunction. On an adjusted basis, weather was 3.0% warmer than normal during the three months ended December 31, 2004 (versus 0.5% colder than normal as previously reported), and 3.6% colder than normal during the three months ended March 31, 2005 (versus 5.7% colder than normal as previously reported). For the six months ended March 31, 2005, weather was 0.9% colder than normal (versus 3.6% colder than normal as previously reported). The adjusted statistics did not have an effect on the Company's results of operations or the discussion of those results included in the Company's "Management's Discussion and Analysis of Results of Operations" for the periods described above, other than to lessen the estimated effects of price-induced conservation on throughput from our retail core-market customers for all the periods affected. The decrease in retail core-market throughput during the 2005 nine-month period was partially offset by higher interruptible delivery service volumes. The increase in Gas Utility revenues during the 2005 nine-month period principally is a result of a $52.4 million increase in retail core-market revenues and higher revenues from interruptible customers partially offset by a $40.6 million decrease in revenues from low-margin off-system sales. The increase in retail core-market revenues reflects higher average PGC rates. Gas Utility's cost of gas was $338.5 million in

                               UGI UTILITIES, INC.


the 2005 nine-month period compared to $325.2 million in the 2004 nine-month period reflecting the effects of the higher average PGC rates partially offset by the effects on cost of sales from the lower off-system sales.

The $2.8 million increase in Gas Utility total margin principally reflects greater margin generated from the higher interruptible delivery service volumes and higher average interruptible delivery service unit margins. The increased interruptible unit margins reflect an increase in the spread between prices for natural gas and alternative fuels, principally oil.

Gas Utility operating income increased $1.6 million during the 2005 nine-month period as the previously mentioned $2.8 million increase in total margin and a $2.9 million increase in other income were partially offset by higher operating and administrative costs and a $0.8 million increase in depreciation expense. Other income increased due in large part to the absence of costs recorded in the prior-year nine-month period related to settling a regulatory claim resulting from the discontinuance of natural gas service to certain customers and higher other non-tariff income. Operating and administrative expenses increased $3.3 million in the 2005 nine-month period principally reflecting higher employee compensation and benefits expense including greater incentive compensation expenses, the absence of environmental insurance settlements received in the prior-year period and, to a lesser extent, greater uncollectible accounts expense. These increases in expenses were partially offset by lower required provisions for injuries and damages claims. The increase in Gas Utility income before income taxes principally reflects the increase in operating income partially offset by the effects of slightly higher interest expense.

ELECTRIC UTILITY. Electric Utility's 2005 nine-month period kilowatt-hour sales were slightly higher than the prior-year period on weather that was slightly colder than the prior year. The increase in Electric Utility revenues principally reflects higher POLR rates. Electric Utility's cost of sales increased $1.9 million reflecting higher per-unit purchased power costs and, to a lesser extent, the higher kilowatt-hour sales.

Electric Utility total margin in the 2005 nine-month period increased $0.7 million principally as a result of the previously mentioned increase in POLR rates and the slight increase in kilowatt-hour sales partially offset by the higher purchased power costs. Operating income and income before income taxes in the 2005 nine-month period were comparable with the prior-year reflecting the previously mentioned increase in total margin offset by increased operating and administrative expenses, most notably related to increased distribution system maintenance.

                               UGI UTILITIES, INC.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's total debt outstanding at June 30, 2005 totaled $286.6 million (including $49.5 million in bank loans) compared with $278.1 million (including $60.9 million in bank loans) at September 30, 2004. In May 2005, we refinanced $20 million of our maturing 6.62% Medium-Term Notes that were due in May 2005 through the issuance of $20 million of 5.16% Medium-Term Notes due in May 2015. In addition, we expect to refinance the $50 million of Medium-Term Notes due in December 2005 with new Medium-Term Notes.

The Company has revolving credit commitments under which it may borrow up to $110 million. These agreements expire in June 2007 and June 2008. At June 30, 2005, borrowings under these agreements totaled $49.5 million. UGI Utilities filed a shelf registration statement with the U.S. Securities and Exchange Commission covering a total of $125 million of debt securities. The registration statement was declared effective on June 27, 2005.

CASH FLOWS

OPERATING ACTIVITIES. Due to the seasonal nature of UGI Utilities' businesses, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for gas and electricity consumed during the peak heating-season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company's investment in working capital, principally accounts receivable and inventories, is generally greatest. UGI Utilities uses short-term borrowings, primarily its revolving credit agreements, to manage these seasonal cash flow needs. Cash provided by operating activities was $71.4 million during the nine months ended June 30, 2005 compared with $75.7 million during the prior-year nine-month period. Cash flow from operating activities before changes in operating working capital was $76.1 million in the 2005 nine-month period compared to $81.9 million in the prior-year nine-month period principally reflecting lower non-cash deferred income tax expense partially offset slightly by higher operating results. Changes in operating working capital used $4.7 million of operating cash flow during the 2005 nine-month period compared with $6.2 million used during the prior-year nine-month period principally reflecting changes in accounts payable and higher net overcollections of deferred fuel costs.

INVESTING ACTIVITIES. Cash used by investing activities was $31.2 million in the 2005 nine-month period compared with $27.9 million in the prior-year period. Expenditures for property, plant and equipment were $30.4 million in the 2005 nine-month period compared with $26.6 million recorded in the prior-year period due in part to greater information technology systems expenditures. Net costs of property, plant and equipment disposals were lower in the 2005 nine-month period reflecting slightly greater proceeds from the sale of property.

FINANCING ACTIVITIES. Cash used by financing activities was $39.5 million in the 2005 nine-month period compared with $45.8 million in the prior-year period. Financing activity cash flows are primarily the result of issuances and repayments of long-term debt, net short-term borrowings including borrowings under revolving credit agreements, dividends on common shares and capital contributions from UGI. During the 2005 and 2004 nine-month periods, we paid dividends of

                               UGI UTILITIES, INC.


$28.1 million and $35.2 million, respectively, to UGI. On October 1, 2004, we redeemed all 200,000 shares of $7.75 Series Preferred Stock at a price of $100 per share together with full cumulative dividends. The redemption of the $7.75 Series Preferred Stock was funded with proceeds from the October 2004 issuance of $20 million of 6.13% Medium-Term Notes due 2034. During the 2005 nine-month period, we had net repayments of short-term borrowings of $31.4 million ($11.4 million with maturities of three months or less) compared to net repayments of $10.6 million in the prior-year period. UGI Utilities borrowed and repaid $20 million associated with a short-term loan that matured March 1, 2005. As previously mentioned, in May 2005, we refinanced $20 million of our maturing 6.62% Medium-Term Notes through the issuance of $20 million of 5.16% Medium-Term Notes.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). It requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term "Conditional Asset Retirement Obligation" refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact of FIN 47 but do not expect it to have a material effect on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB 25 as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R is effective with our fiscal year ending September 30, 2006. Under all of the transition

                               UGI UTILITIES, INC.


methods, unrecognized compensation expense for awards that are not vested on the adoption date will be recognized in the Company's statements of income through the end of the requisite service period. We do not believe that the adoption of SFAS 123R will have a material impact on our results of operations or financial position. For disclosure regarding pro forma net income as if we had determined stock-based compensation under the fair value method prescribed by SFAS 123, see
Note 1 to the Condensed Financial Statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that lack commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for our interim period beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on our financial position or results of operations.

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

The risks associated with fluctuation in the prices Electric Utility pays for its electric power needs are principally a result of market forces reflecting changes in supply and demand for electricity and other energy commodities. Electric Utility purchases its electricity from suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market. Prices for electricity can be volatile especially during periods of high demand or tight supply. In accordance with Provider of Last Resort ("POLR") settlements approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2006. In accordance with these settlements, effective January 1, 2005, Electric Utility increased its POLR generation rates for all metered customers by 4.5% of total rates in effect on December 31, 2004. In addition, the POLR settlements permit Electric Utility to increase POLR generation rates effective January 1, 2006 for all metered customers to a level that is not greater than 7.5% above the total rates in effect on December 31, 2004. Currently, Electric Utility's fixed-price contracts with electric suppliers mitigate most risks associated with the POLR service rate limits in effect through December 31, 2006. However, should any of the suppliers under these contracts fail to provide electric power under the terms of the power and capacity contracts, any increases in the cost of replacement power or capacity could negatively impact Electric Utility's results. In order to reduce this non-performance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements

                               UGI UTILITIES, INC.

with certain of them. Electric Utility may enter into electricity price swap agreements to reduce the volatility in the cost of a portion of its anticipated electricity requirements.

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

The fair values of our unsettled market risk sensitive derivative instruments reflect the estimated amount that we would expect to receive or pay to terminate the contract based upon quoted market prices of comparable contracts at June 30, 2005. At June 30, 2005, the fair value of our electricity price swap was a gain of $3.9 million. An adverse change in electricity prices of ten percent would result in a $1.2 million decrease in the fair value of the swap. At June 30, 2005, the fair value of our unsettled interest rate protection agreements, which have been designated and qualify as cash flow hedges, was a loss of $4.3 million. An adverse change in interest rates on ten-year U.S. treasury notes of ten percent would result in a $2.1 million decrease in the fair value of these interest rate protection agreements.

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

                               UGI UTILITIES, INC.



                            PART II OTHER INFORMATION





ITEM 6. EXHIBITS


     12.1  Computation of ratio of earnings to fixed charges.


     31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                               UGI UTILITIES, INC.



                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               UGI Utilities, Inc.
                                               -------------------
                                               (Registrant)




Date:  August 8, 2005                           By:  /s/ John C. Barney
---------------------                           -----------------------
                                                John C. Barney
                                                Senior Vice President - Finance
                                                (Principal Financial Officer)

                              UGI UTILITIES, INC.

                                  EXHIBIT INDEX

12.1    Computation of ratio of earnings to fixed charges.

31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.