Form 10-K
period 2005-09-30
UGI UTILITIES INC
filed 2005-12-13
CIK 100548

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

                          Commission file number 1-1398

                               UGI UTILITIES, INC.

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

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:   None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X].

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).Yes[ ] No[X].

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

At September 30, 2005, there were 26,781,785 shares of UGI Utilities Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY THAT GENERAL INSTRUCTION.

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE

PART I:           ............................................................2
-------

       Items 1. and 2.   Business and Properties...............................2

       Item 1A.          Risk Factors..........................................8

       Item 1B.          Unresolved Staff Comments............................10

       Item 3.           Legal Proceedings....................................10

PART II:          ............................................................13

       Item 5.           Market for Registrant's Common Equity, Related
                         Stockholder Matters and Issuer Purchases of Equity
                         Securities...........................................13

       Item 7.           Management's Discussion and Analysis of Financial
                         Condition and Results of Operations..................13

       Item 7A.          Quantitative and Qualitative Disclosures About
                         Market Risk..........................................29

       Item 8.           Financial Statements and Supplementary Data..........29

       Item 9.           Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure..................29

       Item 9A.          Controls and Procedures..............................29

       Item 9B.          Other Information....................................30

PART III:         ............................................................31

       Item 14.          Principal Accounting Fees and Services...............32

PART IV:          ............................................................32

       Item 15.          Exhibits and Financial Statement Schedules...........32

       Signatures.............................................................39

Index to Financial Statements and Financial Statement Schedule...............F-2


                                      (i)

PART I:

ITEMS 1. AND 2.   BUSINESS AND PROPERTIES



GENERAL

      UGI Utilities, Inc. ("Utilities," "UGI Utilities" or the "Company") is a public utility company that owns and operates (i) a natural gas distribution utility serving customers in 15 counties in eastern and southeastern Pennsylvania ("Gas Utility"), and (ii) an electric utility serving parts of Luzerne and Wyoming counties in northeastern Pennsylvania ("Electric Utility"). We are a wholly owned subsidiary of UGI Corporation ("UGI").

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



GAS UTILITY OPERATIONS

SERVICE AREA; REVENUE ANALYSIS

      Gas Utility distributes natural gas to approximately 307,000 customers in portions of 15 eastern and southeastern Pennsylvania counties through its distribution system of approximately 5,000 miles of gas mains. The service area consists of approximately 3,000 square miles and includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon and Reading, Pennsylvania. Located in Gas Utility's service area are major production centers for basic industries such as specialty metals, aluminum and glass.

      System throughput (the total volume of gas sold to or transported for customers within Gas Utility's distribution system) for the 2005 fiscal year was approximately 84.7 billion cubic feet ("bcf"). System sales of gas accounted for approximately 41% of system throughput, while gas transported for residential, commercial and industrial customers (who bought their gas from others) accounted for approximately 59% of system throughput.

SOURCES OF SUPPLY AND PIPELINE CAPACITY

      Gas Utility meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with marketers and producers, along with storage and transportation service contracts. These arrangements enable Gas Utility to purchase gas from Gulf Coast, Mid-Continent, Appalachian and Canadian sources. For the transportation and storage function, Gas Utility has agreements with a number of pipeline companies, including Texas Eastern Transmission Corporation, Columbia Gas Transmission Corporation and Transcontinental Gas Pipeline Corporation.

GAS SUPPLY CONTRACTS

      During fiscal year 2005, Gas Utility purchased approximately 40 bcf of natural gas for sale to retail core market and off-system sales customers. Approximately 80% of the volumes purchased were supplied under agreements with ten suppliers. The remaining 20% of gas purchased was supplied by approximately 20 producers and marketers. Gas supply contracts are generally no longer than one year.

SEASONAL VARIATION

      Because many of its customers use gas for heating purposes, Gas Utility sales are seasonal. Approximately 57% of fiscal year 2005 throughput occurred during the winter season from November through March.

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

      In substantially all of its service territory, Utilities is the only regulated gas distribution utility having the right, granted by the PUC or by law, to provide gas distribution services. Since the 1980s, larger commercial and industrial customers have been able to purchase gas supplies from entities other than Gas Utility. As a result of Pennsylvania's Natural Gas Choice and Competition Act ("Gas Competition Act"), effective July 1, 1999 all of Gas Utility's customers, including residential and smaller commercial and industrial customers ("Core Market Customers"), have been afforded this opportunity. Under the Gas Competition Act, retail customers may purchase their natural gas from a supplier other than Gas Utility. As of October 2005, one marketer provides gas supplies to approximately 3,800 Core Market Customers. Gas Utility provides transportation services for its customers who purchase natural gas from others.

      A number of Gas Utility's commercial and industrial customers have the ability to switch to an alternate fuel at any time and, therefore, are served on an interruptible basis under rates which are competitively priced with respect to the alternate fuel. Margin from these customers, therefore, is affected by the difference or "spread" between the customers' delivered cost of gas and the customers' delivered cost of the alternate fuel, as well as the frequency and duration of interruptions. See "Gas Utility and Electric Utility Regulation and Rates -- Gas Utility Rates." In accordance with the PUC's June 29, 2000 Gas Restructuring Order, margin from certain of these customers (who use pipeline capacity contracted by Gas Utility to serve retail customers) is used to reduce purchased gas cost rates for retail customers. Approximately 27% of Gas Utility's commercial and industrial customers, including certain customers served under interruptible rates, have locations which afford them the opportunity, although none have exercised it, of seeking transportation service directly from interstate pipelines, thereby bypassing Gas Utility.

The majority of customers in this group are served under transportation contracts having three-year to twenty-year terms. Included in these two customer groups are Gas Utility's ten largest customers in terms of annual volumes. All of these customers have contracts, seven of which extend beyond Fiscal 2006. No single customer represents, or is anticipated to represent, more than 5% of Gas Utility's total revenues.

OUTLOOK FOR GAS SERVICE AND SUPPLY

      Gas Utility anticipates having adequate pipeline capacity and sources of supply available to it to meet the full requirements of all firm customers on its system through fiscal year 2006. Supply mix is diversified, market priced, and delivered pursuant to a number of long-term and short-term firm transportation and storage arrangements, including transportation contracts held by some of Gas Utility's larger customers. Hurricane activity during late fiscal year 2005 caused temporary losses of gas supply and temporary pipeline force majeure declarations. We do not expect these disruptions to adversely affect Gas Utility's ability to obtain adequate supply.

      During fiscal year 2005, Gas Utility supplied transportation service to two major co-generation installations and one electric generation facility. Gas Utility continues to pursue opportunities to supply natural gas to electric generation projects located in its service territory. Gas Utility also continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In the residential market sector, Gas Utility connected approximately 9,900 residential heating customers during fiscal year 2005. Of those new customers, new home construction accounted for over 7,300 heating customers. Customers converting from other energy sources, primarily oil and electricity, and existing non-heating gas customers who have added gas heating systems to replace other energy sources, accounted for the balance of the additions. The number of new commercial and industrial customers was approximately 1,400.

      Gas Utility continues to monitor and participate, where appropriate, in rulemaking and individual rate and tariff proceedings before the Federal Energy Regulatory Commission ("FERC") affecting the rates and the terms and conditions under which Gas Utility transports and stores natural gas. Among these proceedings are those arising out of certain FERC orders and/or pipeline filings which relate to (i) the pricing of pipeline services in a competitive energy marketplace; (ii) the flexibility of the terms and conditions of pipeline service tariffs and contracts; and (iii) pipelines' requests to increase their base rates, or change the terms and conditions of their storage and transportation services.

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

ELECTRIC UTILITY

SERVICE AREA; SALES ANALYSIS

      Electric Utility supplies electric service to approximately 62,000 customers in portions of Luzerne and Wyoming Counties in northeastern Pennsylvania through a system consisting of approximately 2,100 miles of transmission and distribution lines and 14 transmission substations. For fiscal year 2005, about 53% of sales volume came from residential customers, 35% from commercial customers and 12% from industrial customers. Electricity transported for customers who purchased their power from other suppliers represented less than 1% of fiscal year 2005 sales volume.

SOURCES OF SUPPLY

      Electric Utility has third-party generation supply contracts in place for substantially all of its expected energy requirements for fiscal year 2006. Electric Utility distributes both electricity that it purchases from others and electricity that customers purchase from other suppliers. At September 30, 2005, alternate suppliers served customers representing less than 1% of system load. Electric Utility expects to continue to provide energy to the great majority of its distribution customers for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk Disclosures" for a discussion of risks related to Electric Utility's supply contracts.

COMPETITION

      As a result of the Electricity Generation Customer Choice and Competition Act ("ECC Act") that became effective in 1997, all Pennsylvania retail electric customers have the ability to choose their electric generation supplier. Under the ECC Act, Electric Utility remains the provider of last resort ("POLR") for its customers who do not choose an alternate electric generation supplier. The terms and conditions under which Electric Utility provides POLR service, and rules governing the rates that may be charged for such service, have been established in a series of PUC-approved settlements, the most recent of which became effective in June 2004 (collectively, the "POLR Settlement"). Consistent with the terms of the POLR Settlement, Electric Utility's POLR rates were increased beginning January 2005 and Electric Utility is permitted, but not required, to further increase its POLR rates in January 2006. Electric Utility is the only regulated electric utility having the right, granted by the PUC or by law, to distribute electricity in its service territory. Sales of electricity for residential heating purposes accounted for approximately 19% of total sales of electricity during the 2005 fiscal year. Electricity competes with natural gas, oil, propane and other heating fuels for this use.

GAS UTILITY AND ELECTRIC UTILITY REGULATION AND RATES

PENNSYLVANIA PUBLIC UTILITY COMMISSION JURISDICTION

      Utilities' gas and electric utility operations are subject to regulation by the PUC as to rates, terms and conditions of service, accounting matters, issuance of securities, contracts and other arrangements with affiliated entities, and various other matters.

ELECTRIC TRANSMISSION AND WHOLESALE POWER SALE RATES

      FERC has jurisdiction over the rates and terms and conditions of service of electric transmission facilities used for wholesale or retail choice transactions. Electric Utility owns electric transmission facilities that are within the control area of the PJM Interconnection, LLC ("PJM") and are dispatched in accordance with a FERC-approved open access tariff and associated agreements administered by PJM. Electric Utility receives certain revenues collected by PJM when its transmission facilities are used by third parties.

      In addition, FERC has jurisdiction over the rates and terms and conditions of service of wholesale sales of electric capacity and energy. Electric Utility has a tariff on file with FERC pursuant to which it may make power sales to wholesale customers at market-based rates.

GAS UTILITY RATES

      The most recent general base rate increase for Gas Utility became effective in 1995. A rate increase for firm-residential, commercial and industrial customers ("retail core-market") became effective October 1, 2000. Effective December 1, 2001, Gas Utility was required to reduce its Purchased Gas Cost ("PGC") rates to retail core-market customers by an amount equal to the margin it receives from customers served under interruptible rates to the extent interruptible customers use capacity contracted for by Gas Utility for retail core-market customers.

      Gas Utility's gas service tariff contains PGC rates that provide for annual increases or decreases in the rate per thousand cubic feet ("mcf") that Gas Utility charges for natural gas sold by it, to reflect Gas Utility's projected cost of purchased gas. PGC rates may also be adjusted quarterly, or, under certain conditions monthly, to reflect the actual cost of gas. Quarterly adjustments become effective on one day's notice to the PUC and are subject to review during the next annual PGC filing. Each proposed annual PGC rate is required to be filed with the PUC six months prior to its effective date. During this period, the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels which meet that standard. The PGC mechanism also provides for an annual reconciliation. Gas Utility has two PGC rates. PGC (1) is applicable to small, firm, retail core-market customers consisting of the residential and small commercial and industrial classes; PGC (2) is applicable to firm, contractual, high-load factor customers served on three separate rates. In addition, residential customers maintaining a high load factor may qualify for the PGC (2) rate. As described above, Gas Utility's PGC rates are adjusted to reflect margins, if any, from interruptible rate customers who do not obtain their own pipeline capacity.

ELECTRIC UTILITY RATES

      The most recent general base rate increase for Electric Utility became effective in 1996. Electric Utility's POLR rates were increased beginning January 2005, and Electric Utility is permitted, but not required, to further increase its POLR rates in January 2006. Pursuant to the requirements of the ECC Act, the PUC is currently developing POLR regulations that are expected to further define POLR service obligations and pricing. As of September 30, 2005, fewer than 1% of Electric Utility's customers have an alternative electricity generation supplier.

FERC MARKET MANIPULATION RULES AND OTHER FERC ENFORCEMENT AND REGULATORY POWERS

      Both Gas Utility and Electric Utility are subject to FERC regulations governing the manner in which certain jurisdictional sales or transportation are conducted. Section 315 of the Energy Policy Act of 2005 ("EPAct 2005") became effective on August 8, 2005 and prohibits any manipulative or deceptive devices or contrivances in connection with the purchase or sale of natural gas, electric energy or transportation or transmission services subject to the jurisdiction of FERC. FERC is in the process of adopting regulations to implement this statute, which would apply to interstate transportation and sales by the Electric Utility, and to a much more limited extent, to certain sales and transportation by the Gas Utility that are subject to FERC. Gas Utility and Electric Utility are subject to certain other regulations and obligations for FERC-regulated activities and EPAct 2005 also conferred upon FERC substantially expanded authority to impose civil penalties for the violation of any regulations, orders or provisions under the Federal Power Act and Natural Gas Act.

STATE TAX SURCHARGE CLAUSES

      Utilities' gas and electric service tariffs contain state tax surcharge clauses. The surcharges are recomputed whenever any of the tax rates included in their calculation are changed. These clauses protect Utilities from the effects of increases in most of the Pennsylvania taxes to which it is subject.

UTILITY FRANCHISES

      Utilities holds certificates of public convenience issued by the PUC and certain "grandfather rights" predating the adoption of the Pennsylvania Public Utility Code and its predecessor statutes, which it believes are adequate to authorize it to carry on its business in substantially all the territory to which it now renders gas and electric service. Under applicable Pennsylvania law, Utilities also has certain rights of eminent domain as well as the right to maintain its facilities in streets and highways in its territories.

OTHER GOVERNMENT REGULATION

         In addition to regulation by the PUC and FERC, the gas and electric utility operations of Utilities are subject to various federal, state and local laws governing environmental matters, occupational health and safety, pipeline safety and other matters. Utilities is subject to the requirements of the federal Resource Conservation and Recovery Act, CERCLA and comparable state statutes with respect to the release of hazardous substances on property owned or operated by Utilities. See ITEM 3. "LEGAL PROCEEDINGS - Environmental Matters-Manufactured Gas Plants."

EMPLOYEES

      At September 30, 2005, Utilities had approximately 1,000 employees.

BUSINESS SEGMENT INFORMATION

      The table stating the amounts of revenues, operating income and identifiable assets attributable to Utilities' operating segments for the 2005, 2004 and 2003 fiscal years appears in Note 10 to the Consolidated Financial Statements included in this Report and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

      DECREASES IN THE DEMAND FOR NATURAL GAS AND ELECTRICITY BECAUSE OF WARMER-THAN-NORMAL HEATING SEASON WEATHER COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS BECAUSE OUR RATE STRUCTURE DOES NOT CONTAIN WEATHER NORMALIZATION PROVISIONS.

      Because many of our customers rely on natural gas or electricity to heat their homes, our results of operations are adversely affected by warmer-than-normal heating season weather. Weather conditions have a significant impact on the demand for natural gas and electricity for heating purposes. Accordingly, demand for natural gas and electricity is generally at its highest during the five-month peak heating season of November through March and is directly affected by the severity of the winter weather. Our rate structure does not contain weather normalization provisions to compensate for warmer-than-normal weather conditions, and we have historically sold less natural gas and electricity when weather conditions are milder and, consequently, earned less income. As a result, warmer-than-normal heating season weather could reduce our net income and harm our financial condition and adversely affect our cash flows.

      INCREASES IN NATURAL GAS AND ELECTRICITY MARKET PRICES COULD ADVERSELY AFFECT OUR BUSINESS.

      Prices for natural gas are subject to volatile fluctuations in response to changes in supply and other market conditions. During periods of high natural gas costs, our prices generally increase. High prices can lead to customer conservation, resulting in reduced demand for our product.

      Similarly, beginning in 2007 when our current mandatory rate caps expire, increases in the market price of electricity could cause us to raise the prices that we charge our customers, which in turn could reduce demand for our electricity. This could lower our revenues, and, therefore, lower our net income and adversely affect our cash flows.

      ELECTRICITY SUPPLIER DEFAULTS MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

      Generally, we purchase our power needs from electricity suppliers under fixed-price energy and capacity contracts. Should any of the suppliers under these contracts fail to provide electric power under the terms of these contracts, any increases in the cost of replacement power or capacity could negatively impact our results and adversely affect our cash flows because of our inability to recover these potential cost increases in our current rates.

      IF THE PUC DOES NOT INCREASE THE PROVIDER OF LAST RESORT RATES FOR 2007, ELECTRIC UTILITY'S RESULTS MAY BE ADVERSELY AFFECTED.

      Electric Utility remains the provider of last resort ("POLR") for its customers that are not served by an alternate electric generation provider. The terms and conditions under which Electric Utility provides POLR service, and rules governing the rates that may be charged for such service, have been established through December 31, 2006 in a series of PUC-approved settlements. Electric Utility has no agreement currently in place for POLR rates to be effective after December 31, 2006. Although Electric Utility expects it will be able to recover electric power costs incurred in serving POLR customers after December 31, 2006, it is unable to forecast the level of margins, if any, from providing POLR service.

      WE ARE SUBJECT TO OPERATING AND LITIGATION RISKS THAT MAY NOT BE COVERED BY INSURANCE.

      Our business operations are subject to all of the operating hazards and risks normally incidental to the handling, storage and distribution of combustible products, such as natural gas. These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment. As a result, we are sometimes a defendant in legal proceedings and litigation arising in the ordinary course of business. We maintain insurance policies with insurers in such amounts and with such coverages and deductibles as we believe are reasonable and prudent. There can be no assurance, however, that such insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that such levels of insurance will be available in the future at economical prices.

      REMEDIATION COSTS RESULTING FROM LIABILITY FROM CONTAMINATION CLAIMS COULD REDUCE OUR NET INCOME.

      We are investigating and remediating contamination at a number of present and former operating sites in the United States, including former sites where we operated manufactured gas plants. We have also received claims from third parties that allege that we are responsible for costs to clean up properties where we or our former subsidiaries operated a manufactured gas plant. Costs we incur to remediate sites outside of Pennsylvania cannot be recovered in future utility rate proceedings, and insurance may not cover all or even part of these costs. Our actual costs to clean up these sites may exceed our current estimates due to factors beyond our control, such as:

   o  the discovery of presently unknown conditions;

   o  changes in environmental laws and regulations;

   o  judicial rejection of our legal defenses to the third-party claims; or

   o the insolvency of other responsible parties at the sites at which we are involved.

      In addition, if we discover additional contaminated sites, we could be required to incur material costs, which would reduce our net income.


ITEM 1B. UNRESOLVED STAFF COMMENTS

      None.


ITEM 3.  LEGAL PROCEEDINGS


      With the exception of the matters set forth below, no material legal proceedings are pending involving Utilities, or any of its properties, and no such proceedings are known to be contemplated by governmental authorities other than claims arising in the ordinary course of the Company's business.

ENVIRONMENTAL MATTERS - MANUFACTURED GAS PLANTS

      From the late 1800s through the mid-1900s, Utilities and its former subsidiaries owned and operated a number of manufactured gas plants ("MGPs") prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MGPs. Between 1882 and 1953, Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the business of some gas companies under agreement. Pursuant to the requirements of the Public Utility Holding Company Act of 1935, Utilities divested all of its utility operations other than those which now constitute Gas Utility and Electric Utility by the early 1950s.

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

      City of Bangor, Maine v. Citizens Communications Co. In April 2003, Citizens Communications Company ("Citizens") served a complaint naming Utilities as a third-party defendant in a civil action pending in United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, Maine ("City"), sued Citizens to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Citizens' predecessors at a site on the Penobscot River. Citizens subsequently joined Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of costs Citizens may be required to pay to the City for cleaning up tar deposits in the Penobscot River. Citizens alleges that Utilities and its predecessors owned and operated the plant from 1901 to 1928. Studies conducted by the City and Citizens suggest that it could cost up to $18 million to clean up the river. Citizens' third-party claims have been stayed pending a resolution of the City's suit against Citizens, which was tried in September 2005 and has not yet been decided. Utilities believes that it has good defenses to the claim and is defending the suit.

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

      The trial court granted Utilities' motion for summary judgment and dismissed ConEd's complaint. The grant of summary judgment was entered April 1, 2004. ConEd appealed and on September 9, 2005 a panel of the Second Circuit Court of Appeals affirmed in part and reversed in part the decision of the trial court. The appellate panel affirmed the trial court's decision dismissing claims that Utilities was liable under CERCLA as an operator of MGPs owned and operated by its former subsidiaries. The appellate panel reversed the trial court's decision that Utilities was released from liability at three sites where Utilities operated MGPs under lease. On

October 7, 2005 Utilities filed for reconsideration of the panel's order. Utilities believes that any liability it may have for a share of the response costs at the three leased MGP sites will not have a material effect on its financial condition or results of operations.

      Atlanta Gas Light Company v. UGI Utilities, Inc. By letter dated July 29, 2003, Atlanta Gas Light Company ("AGL") served Utilities with a complaint filed in the United States District Court for the Middle District of Florida in which AGL alleges that Utilities is responsible for 20% of approximately $8 million incurred by AGL in the investigation and remediation of a former MGP site in St. Augustine, Florida. Utilities formerly owned stock of the St. Augustine Gas Company, the owner and operator of the MGP. On March 22, 2005, the court granted Utilities' motion for summary judgment. AGL has appealed.

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

      Sag Harbor, New York Matter. By letter dated June 24, 2004, KeySpan Energy ("KeySpan") informed Utilities that KeySpan has spent $2.3 million and expects to spend another $11 million to clean up a MGP site it owns in Sag Harbor, New York. KeySpan believes that Utilities is responsible for approximately 50% of these costs as a result of Utilities' alleged direct ownership and operation of the plant from 1885 to 1902. Utilities is in the process of reviewing the information provided by KeySpan and is investigating this claim.

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

DIVIDENDS

      Cash dividends declared on the Company's Common Stock totaled $38.5 million in fiscal year 2005, $45.0 million in fiscal year 2004 and $33.9 million in fiscal year 2003.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

UGI Utilities, a wholly owned subsidiary of UGI Corporation, owns and operates a natural gas distribution utility in parts of eastern and southeastern Pennsylvania, and an electricity distribution utility in northeastern Pennsylvania. UGI Utilities is regulated by the Pennsylvania Public Utility Commission ("PUC"). UGI Utilities' operations are managed with the goal of growing its business in a profitable manner without the need for frequent base rate increases. Gas Utility's rate of customer growth exceeds the national averages for local gas distribution companies ("LDCs"), and its proximity to major population centers and its extensive transportation infrastructure makes its service territory a desired location for homes and businesses. Because many customers use natural gas and electricity for heating purposes, Gas Utility's and to a lesser extent Electric Utility's results are seasonal with the peak-heating season comprising the months of November through March.

In conducting its business operations, UGI Utilities' management focuses its attention on those factors it believes have a significant effect on the successful operation of the business. These factors include, among others, regulation by the PUC, pursuing customer growth in its service territory and controlling operating costs in order to maintain competitive prices. Year-to-year weather variations can have a significant impact on the Company's results. To a lesser extent, customer behavior in response to increases and volatility in natural gas costs can also affect the Company's results. Gas Utility's tariffs contain purchased gas cost rates that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to its customers. These tariffs provide for annual increases or decreases in rates that Gas Utility charges for natural gas sold by it to reflect projected costs of purchased gas. These rates may be adjusted quarterly or, under certain conditions monthly, to reflect the actual cost of gas. Because of this ratemaking process, there is limited commodity price risk associated with Gas Utility operations. Electric Utility is subject to commodity price risk for electricity as its rates for electric generation under Provider of Last Resort ("POLR") settlements contain rate caps which provide limited protection against electricity price increases. Management attempts to reduce natural gas product cost volatility through the use of call options, fixed-price forward contracts and storage services. Management attempts to reduce electric price volatility by entering into price swap agreements and fixed-price forward contracts. Because a number of Gas Utility's customers have the ability to switch to an alternate fuel at any time and are therefore served on an interruptible basis, profitability for these customers is affected by the difference between the delivered cost of gas and the delivered cost of the alternate fuel in addition to the frequency and duration of service interruptions.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") compares the results of the Company's operations covering the three-year period ended September 30, 2005. Electric Utility and the electric generation business of UGI Development Company ("UGID") prior to its distribution to UGI in June 2003 are collectively referred to herein as "Electric Operations." The MD&A should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements including the business segment information in Note 10.

FISCAL 2005 COMPARED WITH FISCAL 2004

Year Ended September 30,                    2005         2004          Increase
-----------------------------------------------------------------------------------
(Millions of dollars)

GAS UTILITY:
     Revenues                             $  585.1     $  560.4   $   24.7    4.4 %
     Total margin (a)                     $  195.0     $  191.5   $    3.5    1.8 %
     Operating income                     $   81.6     $   80.1   $    1.5    1.9 %
     Income before income taxes           $   65.0     $   64.2   $    0.8    1.2 %
     System throughput - bcf                  84.7         82.2        2.5    3.0 %
     Degree days - % warmer
          than normal                          1.4%         2.9%        --       --


ELECTRIC UTILITY:
     Revenues                             $   96.1     $   89.7   $    6.4    7.1 %
     Total margin (a)                     $   43.1     $   41.5   $    1.6    3.9 %
     Operating income                     $   21.6     $   20.9   $    0.7    3.3 %
     Income before income taxes           $   19.9     $   18.9   $    1.0    5.3 %
     Distribution sales - gwh              1,021.8        983.9       37.9    3.9 %

bcf -- billions of cubic feet.   gwh -- millions of kilowatt hours.

     (a) Gas Utility's total margin represents total revenues less total cost of sales. Electric Utility's total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes of $5.2 million in Fiscal 2005 and $4.8 million in Fiscal 2004. For financial statement purposes, Gas Utility's and Electric Utility's cost of sales are included in "gas, fuel and purchased power" and revenue-related taxes are included in "taxes other than income taxes" on the Consolidated Statements of Income.

GAS UTILITY. Weather in Gas Utility's service territory based upon heating degree days was 1.4% warmer than normal in Fiscal 2005 compared with weather that was 2.9% warmer than normal in Fiscal 2004. Total distribution system throughput increased in Fiscal 2005 due primarily to greater interruptible delivery service volumes. Notwithstanding the volume effects of the slightly colder weather and an increase in the number of firm- residential, commercial and industrial ("retail core-market") customers, Fiscal 2005 retail core-market throughput was substantially equal to Fiscal 2004 primarily due to a reduction in customer usage per degree day. We believe that the lower usage per degree day was primarily the result of conservation in response to higher natural gas prices. These higher natural gas prices are passed through to retail core-market customers through higher purchased gas cost ("PGC") rates.

The increase in Gas Utility revenues during Fiscal 2005 is principally the result of a $53.4 million increase in retail core-market revenues reflecting higher average PGC rates and, to a lesser extent, the increase in throughput and higher revenues from interruptible customers. These increases were partially offset by a $37.2 million decrease in revenues from low-margin off-system sales. Increases or decreases in retail core-market customer revenues and cost of sales results principally from changes in retail core-market volumes and the level of gas costs collected through the PGC recovery mechanism. Under this recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amount included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of the PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility's cost of gas was $390.1 million in Fiscal 2005 compared to $368.9 million in Fiscal 2004 reflecting the effects of the higher PGC rates partially offset by lower cost of sales associated with lower off-system sales.

The $3.5 million increase in Gas Utility total margin in Fiscal 2005 principally reflects greater margin generated from higher interruptible delivery service volumes and higher average interruptible delivery service unit margins. The increase in average interruptible delivery service unit margins reflects an increase in the spread between delivered prices for natural gas and alternative fuels, principally oil. Gross margin from retail core-market customers was relatively stable as lower usage per degree day was offset by an increase in the number of customers.

Gas Utility operating income increased $1.5 million in Fiscal 2005 as the $3.5 million increase in total margin and a $1.9 million increase in other income were partially offset by higher operating and administrative expenses and a $1.2 million increase in depreciation and amortization. The increase in other income is due in large part to the absence of costs recorded in Fiscal 2004 related to a regulatory claim resulting from the discontinuance of natural gas service to certain customers. Fiscal 2005 operating and administrative expenses were slightly higher than in Fiscal 2004 as a $1.9 million increase in uncollectible accounts and customer assistance expenses, the absence of environmental insurance settlements received in the prior year and higher professional services expenses were partially offset by lower injuries and damages and distribution system expenses. The increase in depreciation expense reflects the normal effects of yearly capital expenditures. The increase in Gas Utility income before income taxes in Fiscal 2005 reflects the increase in operating income partially offset by higher interest expense resulting from higher average short-term debt outstanding and higher short-term interest rates.

ELECTRIC UTILITY. Electric Utility's Fiscal 2005 kilowatt-hour sales increased principally reflecting slightly colder Fiscal 2005 heating-season weather and warmer Fiscal 2005 cooling-season weather which increased sales for air conditioning. The increase in Electric Utility revenues principally reflects the effects of a 4.5% increase in its Provider of Last Resort ("POLR") electric generation rates effective January 1, 2005 and the higher kilowatt-hour sales. Electric Utility's cost of sales increased $4.5 million as a result of higher per-unit purchased power costs and the higher sales.

Electric Utility total margin in Fiscal 2005 increased $1.6 million principally as a result of the previously mentioned increase in POLR rates and the higher kilowatt-hour sales partially offset by the increase in per-unit purchased power costs. Operating income and income before income taxes in Fiscal 2005 were higher than the prior year as the increase in total margin was partially offset by higher operating and administrative costs, principally higher incentive compensation and distribution system maintenance expenses.

FISCAL 2004 COMPARED WITH FISCAL 2003

                                                                     Increase
Year Ended September 30,                     2004       2003        (Decrease)
----------------------------------------------------------------------------------
(Millions of dollars)

GAS UTILITY:
     Revenues                               $560.4     $539.9    $ 20.5      3.8 %
     Total margin                           $191.5     $196.9    $ (5.4)    (2.7)%
     Operating income                       $ 80.1     $ 96.1    $(16.0)   (16.6)%
     Income before income taxes             $ 64.2     $ 80.7    $(16.5)   (20.4)%
     System throughput - bcf                  82.2       83.8      (1.6)    (1.9)%
     Degree days - % (warmer) colder
          than normal                         (2.9)%      7.0%       --       --


ELECTRIC OPERATIONS (a):
     Revenues                               $ 89.7     $ 96.9    $ (7.2)    (7.4)%
     Total margin (b)                       $ 41.5     $ 42.2    $ (0.7)    (1.7)%
     Operating income                       $ 20.9     $ 21.8    $ (0.9)    (4.1)%
     Income before income taxes             $ 18.9     $ 19.5    $ (0.6)    (3.1)%
     Distribution sales - gwh                983.9      980.0       3.9      0.4 %


     (a) Fiscal 2003 includes the results of UGID prior to its distribution to UGI in June 2003.

     (b) Electric Operations' total margin represents total revenues less cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes of $4.8 million in both Fiscal 2004 and Fiscal 2003.

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

The increase in Gas Utility revenues during Fiscal 2004 includes a $20.1 million increase in revenues from off-system sales partially offset by lower retail core-market and delivery service revenues. The decline in retail core-market revenues reflects the effects of the reduced retail core-market volumes partially offset by higher average rates reflecting the pass through of higher natural gas costs. Gas Utility's cost of gas was $368.9 million in Fiscal 2004 compared to $343.0 million in Fiscal 2003 reflecting greater cost of gas associated with the higher off-system sales and the higher average retail core-market PGC rates partially offset by the effects of the lower retail core-market volumes sold.

Gas Utility total margin declined $5.4 million principally reflecting a $4.0 million decline in retail core-market margin and the effects of lower margins from delivery-service customers.

Gas Utility operating income declined $16.0 million in Fiscal 2004 principally reflecting the previously mentioned decline in total margin, lower other income and higher operating and administrative expenses. Other income declined $5.4 million due in large part to a decline in non-tariff service income, costs related to settling a regulatory claim and the absence of pension income in Fiscal 2004. Operating and administrative expenses increased $3.8 million due primarily to higher compensation and benefits expense, including the effects of a lump-sum payment made to a participant of UGI Utilities' unfunded executive retirement plan, partially offset by the absence of costs related to settling an environmental claim recorded in the prior year and lower Fiscal 2004 distribution system maintenance expenses. The decrease in Gas Utility income before income taxes reflects the decline in operating income and slightly higher interest expense in Fiscal 2004 resulting from classifying dividends paid on preferred shares subject to mandatory redemption as interest expense, beginning on July 1, 2003, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 150 ("SFAS 150").

ELECTRIC OPERATIONS. Electric Utility's Fiscal 2004 kilowatt-hour sales were slightly higher than in Fiscal 2003 due in part to greater air conditioning sales partially offset by the adverse effects of warmer weather on heating-related sales.

The decline in Electric Operations revenues in Fiscal 2004 principally reflects the absence of $8.0 million of revenues from UGID's electricity generation business reflected in the prior year. Electric Operations' cost of sales declined $6.6 million in Fiscal 2004 reflecting the absence of $6.2 million of costs related to UGID's operations and approximately $0.4 million of lower Electric Utility purchased power costs.

Electric Operations total margin in Fiscal 2004 declined $0.7 million principally reflecting the absence of $1.8 million of total margin related to UGID's operations partially offset by a $1.1 million increase in Electric Utility total margin. Operating income and income before income taxes were lower in Fiscal 2004 principally reflecting the decline in total margin.

FINANCIAL CONDITION AND LIQUIDITY

CAPITALIZATION AND LIQUIDITY

UGI Utilities' total debt outstanding was $318.2 million at September 30, 2005. Included in this amount is $81.2 million of bank loans outstanding.

UGI Utilities has revolving credit commitments under which it may borrow up to a total of $110 million. These agreements are currently scheduled to expire in June 2007 through June 2008. UGI Utilities from time to time enters into short-term borrowings under uncommitted arrangements with major banks in order to meet liquidity needs during the peak heating season. At September 30, 2005, UGI Utilities had two separate $35 million borrowings outstanding under these uncommitted arrangements and $11.2 million under the revolving credit facilities. Borrowings under the uncommitted arrangements mature in February and March 2006. Amounts outstanding under the revolving credit agreements and the uncommitted arrangements are classified as bank loans on the Consolidated Balance Sheets. The revolving credit agreements have restrictions on such items as total debt, debt service and payments for investments.

In November 2004, UGI Utilities borrowed $20 million from a major bank which was repaid on March 1, 2005. During Fiscal 2005 and Fiscal 2004, peak bank loan borrowings totaled $91.4 million and $90.9 million, respectively. Peak bank loan borrowings typically occur during the peak heating season months of December and January. Average daily bank loan borrowings were $52.9 million in Fiscal 2005 and $44.5 million in Fiscal 2004. The higher amounts outstanding in Fiscal 2005 reflect, in large part, higher natural gas prices and the associated increase in working capital. Average and peak bank loan borrowings are expected to increase in Fiscal 2006 due in large part to higher natural gas costs.

On October 1, 2004, UGI Utilities redeemed all 200,000 shares of its $7.75 Series Preferred Stock at a price of $100 per share together with full cumulative dividends. The redemption was funded with proceeds from the issuance of $20 million of 6.13% Medium-Term Notes due October 2034. Utilities has a shelf registration statement with the U.S. Securities and Exchange Commission under which it may issue up to $125 million of Medium-Term Notes or other debt securities. Medium-Term Notes of $50 million maturing in December 2005 are expected to be refinanced through the issuance of debt under this shelf registration.

Based upon cash expected to be generated from Gas Utility and Electric Utility operations, short-term borrowings under revolving credit agreements and uncommitted arrangements, and the Company's ability to issue debt under its Medium-Term Note program, management believes that Utilities will be able to meet its anticipated contractual and projected cash commitments during Fiscal 2006. For additional discussion of Utilities' long-term debt and revolving credit facilities, see Note 3 to Consolidated Financial Statements.

CASH FLOWS

OPERATING ACTIVITIES. Due to the seasonal nature of UGI Utilities' businesses, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for natural gas and electricity consumed during the peak heating season months. Conversely, operating cash flows are usually at their lowest levels during the first and fourth fiscal quarters when the Company's investment in working capital, principally accounts receivable and inventories, is generally greatest. UGI Utilities uses its revolving credit agreements and uncommitted arrangements with major banks to satisfy its seasonal operating cash flow needs. Cash flow from operating activities was $68.3 million in Fiscal 2005, $67.0 million in Fiscal 2004, and $97.8 million in Fiscal 2003. Cash flow from operating activities before changes in operating working capital was $86.3 million in Fiscal 2005, $92.9 million in Fiscal 2004 and $91.8 million in Fiscal 2003. Changes in operating working capital used $18.0 million of operating cash flow in Fiscal 2005, used $26.0 million of operating cash flow in Fiscal 2004 and provided $6.0 million of operating cash flow in Fiscal 2003. Fiscal 2005 changes in operating working capital includes $11.0 million of cash flow from electric supplier collateral deposits and greater cash from purchased gas cost overcollections partially offset by a decrease in accounts payable.

INVESTING ACTIVITIES. Cash flow used in investing activities was $47.5 million in Fiscal 2005, $42.4 million in Fiscal 2004 and $43.1 million in Fiscal 2003. Expenditures for property, plant and equipment were $46.3 million in Fiscal 2005, $40.7 million in Fiscal 2004 and $41.3 million in Fiscal 2003. The higher 2005 capital expenditures principally reflect higher Electric Utility distribution and transmission system capital expenditures and greater information system expenditures. Net costs of property, plant and equipment disposals which principally represent net costs associated with retirements of distribution system assets were $1.2 million in Fiscal 2005, $1.7 million in Fiscal 2004 and $1.8 million in Fiscal 2003.

FINANCING ACTIVITIES. Cash flow used by financing activities was $18.2 million in Fiscal 2005, $24.8 million in Fiscal 2004 and $60.5 million in Fiscal 2003. Financing activity cash flow changes are primarily due to issuances and repayments of long-term debt and preferred stock, net short-term borrowings including borrowings under revolving credit facilities, dividends on common stock, capital contributions from UGI and, prior to the adoption of SFAS 150 effective July 1, 2003, dividends on preferred shares subject to mandatory redemption.

As previously mentioned, in September 2005, UGI Utilities entered into two $35 million borrowings which are scheduled to mature in February and March 2006. In May 2005, UGI Utilities refinanced $20 million of its maturing 6.62% Medium-Term Notes through the issuance of 5.16% Medium-Term Notes due in May 2015. Also during Fiscal 2005, UGI Utilities borrowed and repaid $20 million associated with a short-term loan that matured on March 1, 2005. On October 1, 2004, UGI Utilities redeemed all 200,000 shares of $7.75 Series Preferred Stock at a price of $100 per share together with full cumulative dividends. The redemption of the $7.75 Series Preferred Stock was funded with proceeds from the October 2004 issuance of $20 million of 6.13% Medium-Term Notes due 2034.

During Fiscal 2005, 2004 and 2003, we paid cash dividends to UGI of $38.5 million, $45.0 million and $33.9 million, respectively. Although we paid dividends on our preferred shares subject to mandatory redemption of $1.6 million in Fiscal 2004 and 2003, only dividends paid on the preferred shares subject to mandatory redemption before July 1, 2003 are reflected in cash flow from investing activities (see "Preferred Shares Subject to Mandatory Redemption" below).

PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION

Beginning July 1, 2003 through the date of their redemption on October 1, 2004, the Company accounted for its preferred shares subject to mandatory redemption in accordance with SFAS 150. SFAS 150 establishes guidelines on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 on July 1, 2003, resulted in the Company presenting its preferred shares subject to mandatory redemption in the liabilities section of the balance sheet and reflecting dividends paid on these shares as a component of interest expense for periods presented after June 30, 2003. Prior to July 1, 2003, dividends on these preferred shares were reflected as a deduction from net income. The amount of such dividends reflected in interest expense was $1.6 million in Fiscal 2004 and $0.4 million in Fiscal 2003.

DIVIDEND OF UGID

In June 2003, the Company dividended all of the common stock of UGID and UGID's subsidiaries to UGI. The net book value of the assets and liabilities of UGID and its subsidiaries on the date of distribution totaling $15.4 million (including $2.6 million of cash) was eliminated from the consolidated balance sheet and reflected as a dividend from retained earnings.

UTILITIES PENSION PLAN

UGI Utilities sponsors a defined benefit pension plan ("Pension Plan") for employees of UGI Utilities, UGI, and certain of UGI's other subsidiaries. The fair value of Pension Plan assets was $211.7 million and $196.4 million at September 30, 2005 and 2004, respectively. At September 30, 2005 and 2004, the Pension Plan's assets exceeded its accumulated benefit obligations by $7.4 million and $9.2 million, respectively. The Company is in full compliance with regulations governing defined benefit pension plans, including Employee Retirement Income Security Act of 1974 ("ERISA") rules and regulations, and does not anticipate it will be required to make a contribution to the Pension Plan in Fiscal 2006. Pre-tax pension expense (income) reflected in Fiscal 2005, 2004 and 2003 results was $2.5 million, $1.0 million and $(1.2) million, respectively. The increase in pension expense over this period reflects the changes in the market value of Pension Plan assets and decreases in the discount rate assumption. In addition, Fiscal 2005 pension expense reflects the expiration of the Pension Plan's transition asset amortization. Pension expense in Fiscal 2006 is expected to be approximately $2.3 million.

CAPITAL EXPENDITURES

In the following table, we present capital expenditures by business segment for Fiscal 2005, Fiscal 2004 and Fiscal 2003. We also provide amounts we expect to spend in Fiscal 2006. We expect to finance a substantial portion of Fiscal 2006 capital expenditures from cash generated by operations and the remainder from borrowings under our credit facilities.


Year Ended September 30,                2006        2005       2004        2003
--------------------------------------------------------------------------------
(Millions of dollars)                (estimate)

Gas Utility                            $47.6       $38.8       $35.5       $37.2

Electric Utility                         8.6         7.5         5.3         4.1
                                       -----       -----       -----       -----
                                       $56.2       $46.3       $40.8       $41.3
                                       -----       -----       -----       -----

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

Utilities has contractual cash obligations that extend beyond Fiscal 2005 including scheduled repayments of long-term debt and interest, operating lease obligations, unconditional purchase obligations for pipeline transportation and natural gas storage services, and commitments to purchase natural gas and electricity. The following table presents significant contractual cash obligations under agreements existing as of September 30, 2005 (in millions of dollars).

                                                              Payments Due by Period
                                              ---------------------------------------------------
                                                         1 year      2 - 3      4 - 5      After
                                               Total     or less     years      years     5 years
-------------------------------------------------------------------------------------------------
Long-term debt and associated interest        $387.5     $ 63.8     $ 41.9     $ 20.4     $261.4


Operating leases                                14.8        3.9        5.8        2.4        2.7

Gas Utility and Electric Utility supply,
     storage and transportation contracts      570.2      250.9      149.0       95.4       74.9
                                              ------     ------     ------     ------     ------
Total                                         $972.5     $318.6     $196.7     $118.2     $339.0
                                              ------     ------     ------     ------     ------

RELATED PARTY TRANSACTIONS

UGI provides certain financial and administrative services to UGI Utilities. UGI bills UGI Utilities monthly for all direct corporate expenses and for an allocated share of indirect corporate expenses incurred or paid on behalf of UGI Utilities. These billed expenses totaled $12.9 million in Fiscal 2005, $11.2 million in Fiscal 2004 and $9.4 million in Fiscal 2003 and are classified as operating and administrative expenses - related parties in the Consolidated Statements of Income. UGI Utilities provides limited administrative services to UGI and certain of UGI's subsidiaries, principally payroll related services. Amounts billed to these entities by UGI Utilities were not material.

Effective December 1, 2004, following a competitive bidding process, UGI Utilities entered into a Storage Contract Administration Agreement ("Storage Agreement") with UGI Energy Services, Inc. ("Energy Services"), a wholly owned, indirect subsidiary of UGI. The Storage Agreement was initially scheduled to expire on October 31, 2005, but effective November 1, 2005, UGI Utilities and Energy Services agreed to extend the Storage Agreement through October 31, 2008. Under the Storage Agreement, UGI Utilities released certain gas transportation and storage contracts through October 31, 2008 and transferred associated gas storage inventories to Energy Services. UGI Utilities may recall such released transportation and storage contracts without penalty if recalled to meet operational requirements, and if not recalled, the releases will terminate at the end of the term of the Storage Agreement. In the event that released contracts are recalled or at the expiration of the Storage Agreement, Energy Services is required to transfer associated gas storage inventories to UGI Utilities. In exchange for the ability to utilize these assets, Energy Services pays a monthly fee to UGI Utilities and provides a firm natural gas delivery service to UGI Utilities. In accordance with the bidding process, UGI has provided UGI Utilities with performance security in the amount of $20 million. UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (for any amounts of gas inventories used but not yet replenished by Energy Services) on its balance sheet under the caption "Inventories." The carrying value of these gas storage inventories at September 30, 2005, comprising 8.7 billion cubic feet of natural gas, was $63.0 million. During Fiscal 2005, UGI Utilities purchased natural gas storage inventories from Energy Services under the Storage Agreement totaling $64.4 million, and incurred associated pipeline transportation and storage capacity charges of $16.3 million.

Gas Utility enters into wholesale natural gas transactions with Energy Services for winter peaking service and, from time to time, purchases of natural gas or pipeline capacity. During Fiscal 2005, 2004 and 2003, the aggregate amount of these transactions (exclusive of Storage Agreement transactions) totaled $8.5 million, $6.3 million, and $4.7 million, respectively. In addition, from time to time, the Company sells natural gas or pipeline capacity to Energy Services. During Fiscal 2005, 2004 and 2003, revenues associated with these sales to Energy Services totaled $4.2 million, $1.7 million and $4.2 million, respectively. These transactions did not have a material effect on the Company's net income during Fiscal 2005, 2004 and 2003.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that are expected to have an effect on the Company's financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

REGULATORY MATTERS

Since the 1980s, larger commercial and industrial customers have been able to purchase gas supplies from entities other than Gas Utility. As a result of Pennsylvania's Natural Gas Choice and Competition Act (the "Gas Competition Act"), since July 1, 1999, all natural gas consumers in Pennsylvania, including residential and smaller commercial and industrial customers ("core-market customers"), have been afforded this opportunity. Gas Utility's gross margin is not negatively affected by customers who use its transportation service and purchase natural gas from another supplier because its tariff is designed so that no profit is earned on the commodity portion of sales to firm customers. Under the Gas Competition Act, natural gas distribution companies ("NGDCs"), like Gas Utility, continue to serve as the supplier of last resort for all core-market customers, and such sales of gas, as well as the distribution service provided by NGDCs, continue to be subject to rate regulation by the PUC. As of September 30, 2005, less than two percent of Gas Utility's core-market customers purchase their gas from alternate suppliers.

As a result of the Electricity Generation Customer Choice and Competition Act that became effective January 1, 1997, all of Electric Utility's customers have the ability to acquire their electricity from entities other than Electric Utility. Electric Utility remains the provider of last resort ("POLR") for its customers that are not served by an alternate electric generation provider. The terms and conditions under which Electric Utility provides POLR service, and rules governing the rates that may be charged for such service, have been established in a series of PUC approved settlements, the last of which became effective on June 7, 2004 (collectively, the "POLR Settlement").

Electric Utility's POLR service rules provide for annual shopping periods during which customers may elect to remain on POLR service or choose an alternate supplier. Customers who do not select an alternate supplier will be obligated to remain on POLR service until the next shopping period. Residential customers who return to POLR service must remain on POLR service until the date of the second open shopping period after returning. Commercial and industrial customers who return to POLR service must remain on POLR service until the next open shopping period, and may, in certain circumstances, be subject to generation rate surcharges. As of September 30, 2005, fewer than 1% of Electric Utility's customers have chosen an alternative electric generation supplier. In October 2005, Electric Utility was notified by the only alternative electric generation provider supplying electricity in its service territory that it would cease providing electric generation service during the first quarter of Fiscal 2006.

In accordance with the POLR Settlement, Electric Utility may increase its POLR rates up to certain limits through December 31, 2006. Consistent with the terms of the POLR Settlement, Electric Utility's POLR rates increased 4.5% on January 1, 2005, and Electric Utility is permitted to further increase its POLR rates beginning January 2006 to no more than 7.5% above the total rates in effect on December 31, 2004. Electric Utility expects to increase POLR rates by 3% beginning January 1, 2006. Electric Utility is also permitted to and has entered into multiple-year fixed-rate POLR contracts with certain of its customers. The PUC is currently developing post-rate-cap POLR regulations that are expected to further define POLR service obligations and pricing.

Electric Utility has no agreement currently in place for POLR rates to be effective after December 31, 2006. The terms of the POLR Settlement require the POLR Settlement parties to begin discussions on post-2006 POLR rates by April 1, 2006. Although Electric Utility expects it will be able to recover electric power costs incurred in serving POLR customers after December 31, 2006, it is unable to forecast the level of margins, if any, from providing POLR service.

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

In April 2003, Citizens Communications Company ("Citizens") served a complaint naming UGI Utilities as a third-party defendant in a civil action pending in United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, Maine ("City"), sued Citizens to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Citizens' predecessors at a site on the Penobscot River. Citizens subsequently joined UGI Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of costs Citizens may be required to pay to the City for cleaning up tar deposits in the Penobscot River. Citizens alleges that UGI Utilities and its predecessors owned and operated the plant from 1901 to 1928. Studies conducted by the City and Citizens suggest that it could cost up to $18 million to clean up the river. Citizens' third-party claims have been stayed pending a resolution of the City's suit against Citizens, which was tried in September 2005 and has not yet been decided. UGI Utilities believes that it has good defenses to the claim and is defending the suit.

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

The trial court granted UGI Utilities' motion for summary judgment and dismissed ConEd's complaint. The grant of summary judgment was entered April 1, 2004. ConEd appealed and on September 9, 2005 a panel of the Second Circuit Court of Appeals affirmed in part and reversed in part the decision of the trial court. The appellate panel affirmed the trial court's decision dismissing claims that UGI Utilities was liable under CERCLA as an operator of MGPs owned and operated by its former subsidiaries. The appellate panel reversed the trial court's decision that UGI Utilities was released from liability at three sites where UGI Utilities operated MGPs under lease. UGI Utilities filed for reconsideration of the panel's order. UGI Utilities believes that any liability it may have for a share of the response costs at the three leased MGP sites will not have a material effect on its financial condition or results of operations.

By letter dated June 24, 2004, KeySpan Energy ("KeySpan") informed UGI Utilities that KeySpan has spent $2.3 million and expects to spend another $11.0 million to clean up an MGP site it owns in Sag Harbor, New York. KeySpan believes that UGI Utilities is responsible for approximately 50% of these costs as a result of UGI Utilities' alleged direct ownership and operation of the plant from 1885 to 1902. UGI Utilities is in the process of reviewing the information provided by KeySpan and is investigating this claim.

By letter dated August 5, 2004, Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities, (together, the "Northeast Companies"), demanded contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the plants from 1883 to 1941. According to the letter, investigation and remedial costs at the sites to date total approximately $10 million and complete remediation costs for all sites could total $182.0 million. The Northeast Companies seek an unspecified fair and equitable allocation of these costs to UGI Utilities. UGI Utilities is in the process of reviewing the information provided by Northeast Companies and is investigating this claim.

MARKET RISK DISCLOSURES

Gas Utility's tariffs contain clauses that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to its customers. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses exchange-traded natural gas call option contracts to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these call option contracts, net of any associated gains, is included in Gas Utility's PGC recovery mechanism.

Electric Utility purchases its power needs from electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market. Prices for electricity can be volatile especially during periods of high demand or tight supply. In accordance with POLR settlements approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2006. In accordance with these settlements, effective January 1, 2005, POLR generation rates for all metered customers increased 4.5% of its total rates in effect on December 31, 2004 and expects to increase POLR rates by 3% beginning January 1, 2006. Currently, Electric Utility's fixed-price contracts with electricity suppliers mitigate most risks associated with the POLR service rate limits in effect through December 31, 2006. However, should any of the suppliers under these contracts fail to provide electric power under the terms of the power and capacity contracts, any increases in the cost of replacement power or capacity could negatively impact Electric Utility results. In order to reduce this non-performance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them. At September 30, 2005, Electric Utility held $13.5 million in collateral deposits which are reflected in other current liabilities on the Balance Sheet.

Electric Utility has and may enter into electric price swap agreements to reduce the volatility in the cost of a portion of its anticipated electricity requirements. Electric Utility has an electric price swap agreement associated with purchases of a portion of electricity anticipated to occur in 2007. At September 30, 2005, the fair value of our electric price swap was a gain of $6.1 million. Fair value reflects the estimated amount that we would expect to receive or pay to terminate the contract based upon quoted market prices of comparable contracts at September 30, 2005. An adverse change in electricity prices of ten percent would result in a $1.4 million decrease in the fair value of the swap.

We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact its fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our variable-rate debt includes our short-term borrowings. These debt agreements provide for interest rates on borrowings that are indexed to short-term market interest rates. Based upon the average level of borrowings outstanding under these agreements in Fiscal 2005 and Fiscal 2004, an increase in short-term interest rates of 100 basis points (1%) would have increased annual interest expense by $0.5 million and $0.4 million, respectively.

The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of $16.4 million and $13.8 million at September 30, 2005 and 2004, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair value of this fixed-rate debt of $18.7 million and $15.5 million at September 30, 2005 and 2004, respectively.

In order to reduce interest rate risk associated with near-term issuances of fixed-rate debt, we may enter into interest rate protection agreements. The fair value of our unsettled interest rate protection agreements, which have been designated and qualify as cash flow hedges, was a loss of $2.5 million at September 30, 2005. An adverse change in interest rates of ten percent on ten-year U.S. treasury notes would result in a $2.2 million decrease in the fair value of these interest rate protection agreements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the selection and application of appropriate accounting principles to the relevant facts and circumstances of the Company's operations and the use of estimates made by management. The Company has identified the following critical accounting policies that are most important to the portrayal of the Company's financial condition and results of operations. Changes in these policies could have a material effect on the financial statements. The application of these accounting policies necessarily requires management's most subjective or complex judgments regarding estimates and projected outcomes of future events which could have a material impact on the financial statements. Management has reviewed these critical accounting policies, and the estimates and assumptions associated with them, with the Company's Audit Committee. In addition, management has reviewed the following disclosures regarding the application of these critical accounting policies with the Audit Committee.

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

DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT. We compute depreciation on Utilities property, plant and equipment on a straight-line basis over the average remaining lives of its various classes of depreciable property. Changes in the estimated useful lives of property, plant and equipment could have a material effect on our results of operations. As of September 30, 2005, Utilities net property, plant and equipment totaled $655.3 million and we recorded depreciation expense of $23.0 million during Fiscal 2005.

REGULATORY ASSETS AND LIABILITIES. Gas Utility and Electric Utility's distribution businesses are subject to regulation by the PUC. In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," we record the effects of rate regulation in our financial statements as regulatory assets or regulatory liabilities. We continually assess whether the regulatory assets are probable of future recovery by evaluating the regulatory environment, recent rate orders and public statements issued by the PUC, and the status of any pending deregulation legislation. If future recovery of regulatory assets ceases to be probable, the elimination of those regulatory assets would adversely impact our results of operations and cash flows. As of September 30, 2005, our regulatory assets totaled $61.3 million. See Note 2 to the Consolidated Financial Statements.

DEFINED BENEFIT PENSION PLAN. The costs of providing benefits under our Pension Plan are dependent on historical information such as employee age, length of service, level of compensation and the actual rate of return on plan assets. In addition, certain assumptions relating to the future are utilized including, the discount rate applied to benefit obligations, the expected rate of return on plan assets and the rate of compensation increase. Pension Plan assets are held in trust and consist principally of equity and fixed income mutual funds. Changes in plan assumptions as well as fluctuations in actual equity or bond market returns could have a material impact on future pension costs. We believe the two most critical assumptions are the expected rate of return on plan assets and the discount rate. An unfavorable change in the expected rate of return on plan assets of 50 basis points would result in an increase in pre-tax pension expense of approximately $1.0 million in Fiscal 2006. An unfavorable change in the discount rate of 50 basis points would result in an increase in pre-tax pension expense of approximately $1.5 million in Fiscal 2006.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Below is a listing of recently issued accounting pronouncements by the Financial Accounting Standards Board. None of them had or are expected to have a material effect on our financial position or results of operations. SFAS No. 154 applies only to changes in accounting and corrections of errors. See Note 1 to the Consolidated Financial Statements for additional discussion of such pronouncements.


                    TITLE OF PRONOUNCEMENT                                  MONTH OF ISSUE
----------------------------------------------------------------------------------------------
SFAS No. 154, "Accounting Changes and Error Corrections"                 May 2005

Interpretation No. 47, "Accounting for Conditional Asset                 March 2005
Retirement Obligations"

SFAS No. 123 (revised 2004), "Share-Based Payment"                       December 2004

SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment            December 2004
of APB Opinion No. 29, Accounting for Nonmonetary Transactions"

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) price volatility and availability of oil, electricity and natural gas and the capacity to transport them to market areas; (3) changes in laws and regulations, including safety, tax and accounting matters; (4) competitive pressures from the same and alternative energy sources;
(5) liability for environmental claims; (6) customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (7) adverse labor relations; (8) large customer, counterparty or supplier defaults; (9) increased uncollectible accounts expense;
(10) liability for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas, including liability in excess of insurance coverage; (11) political, regulatory and economic conditions in the United States; and (12) reduced access to capital markets and interest rate fluctuations.

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



ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and the financial statement schedule referred to in the Index contained on page F-2 of this Report are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


ITEM 9A.    CONTROLS AND PROCEDURES

     (a) The Company's management, with the participation of the Company's
         Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this Report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

     (b) Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, using the criteria in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway

         Commission ("COSO Framework"). The Company's system of internal control over financial reporting is designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management also believes the system of internal control over financial reporting provides reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and are properly recorded to permit the preparation of reliable financial information. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changing conditions, or the degree of compliance with the policies or procedures may deteriorate.

         Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2005, based on the COSO Framework. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report.

         For the related report of PricewaterhouseCoopers LLP, our Independent Registered Public Accounting Firm, see Item 8 of this Report (which information is incorporated herein by reference).

     (c) No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

      Not applicable.



PART III:

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      The aggregate fees billed by PricewaterhouseCoopers LLP, the Company's independent registered public accountants, in fiscal years 2005 and 2004 were as follows:

                                       2005         2004
                                     --------     --------

Audit Fees(1)....................... $744,300     $173,500
Audit-Related Fees..................    - 0 -        - 0 -
Tax Fees............................    - 0 -        - 0 -
All Other Fees......................    - 0 -        - 0 -
                                     --------     --------

Total Fees for Services Provided.... $744,300     $173,500
                                     ========     ========

----------

(1) Audit Fees were for audit services, including (i) the annual audit of the consolidated financial statements of the Company, (ii) the audit of management's assessment of the effectiveness of internal control over financial statements,
(iii) review of the interim financial statements included in the Quarterly Reports on Form 10-Q of the Company, and (iv) services that only the independent public accounting firm can reasonably be expected to provide, such as services associated with SEC registration statements, and documents issued in connection with securities offerings.


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

     (a)    DOCUMENTS FILED AS PART OF THIS REPORT:

            (1)    FINANCIAL STATEMENTS:

                   Included under Item 8 are the following financial statements and supplementary data:

                        Report of Independent Registered Public Accounting Firm

                        Consolidated Balance Sheets as of September 30, 2005 and 2004

                        Consolidated Statements of Income for the fiscal years ended September 30, 2005, 2004 and 2003

                        Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2005, 2004 and 2003

                        Consolidated Statements of Stockholder's Equity for the fiscal years ended September 30, 2005, 2004 and 2003

                        Notes to Consolidated Financial Statements

            (2)    FINANCIAL STATEMENT SCHEDULE:

                   For the years ended September 30, 2005, 2004 and 2003

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


                                                   INCORPORATION BY REFERENCE

  EXHIBIT NO.                         EXHIBIT                             REGISTRANT         FILING          EXHIBIT
-----------------------------------------------------------------------------------------------------------------------
    3.1           Utilities' Amended and Restated Articles of              Utilities       Registration          3
                  Incorporation                                                            Statement No.
                                                                                             333-72540
                                                                                            (10/31/01)

    3.2           Bylaws of UGI Utilities as amended through               Utilities         Form 10-K          3.2
                  September 30, 2003                                                         (9/30/03)

                                                   INCORPORATION BY REFERENCE

  EXHIBIT NO.                         EXHIBIT                             REGISTRANT         FILING          EXHIBIT
-----------------------------------------------------------------------------------------------------------------------

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

    4.2           [Intentionally omitted]

    4.3           Form of Fixed Rate Medium-Term Note                      Utilities         Form 8-K           4(i)
                                                                                             (8/26/94)

    4.4           Form of Fixed Rate Series B Medium-Term Note             Utilities         Form 8-K           4(i)
                                                                                             (8/1/96)

    4.5           Form of Floating Rate Series B Medium-Term Note          Utilities         Form 8-K          4(ii)
                                                                                             (8/1/96)

    4.6           [Intentionally omitted]

    4.7           Officer's Certificate establishing Medium-Term           Utilities         Form 8-K          4(iv)
                  Notes series                                                               (8/26/94)

    4.8           [Intentionally omitted]

    4.9           Form of Officer's Certificate establishing               Utilities         Form 8-K         4(iv)
                  Series B Medium-Term Notes under the Indenture                             (8/1/96)

    4.10          Forms of Floating Rate and Fixed Rate Series C           Utilities         Form 8-K           4.1
                  Medium-Term Notes                                                          (5/21/02)

    4.11          Form of Officers' Certificate establishing               Utilities         Form 8-K           4.2
                  Series C Medium-Term Notes under the Indenture                             (5/21/02)

   10.1           Service Agreement (Rate FSS) dated as of                    UGI            Form 10-K          10.5
                  November 1, 1989 between Utilities and Columbia,                           (9/30/95)
                  as modified pursuant to the orders of the Federal
                  Energy Regulatory Commission at Docket No. RS92-5-000
                  reported at Columbia Gas Transmission Corp., 64 FERC
                  Paragraph 61,060 (1993), order on rehearing, 64 FERC
                  Paragraph 61,365 (1993)

                                                   INCORPORATION BY REFERENCE

  EXHIBIT NO.                         EXHIBIT                             REGISTRANT         FILING          EXHIBIT
-----------------------------------------------------------------------------------------------------------------------

   10.2**         UGI Corporation 2004 Omnibus Equity                         UGI            Form 10-K         10.17
                  Compensation Plan, as amended December 7, 2004                             (9/30/04)

   10.3**         UGI Corporation 2004 Omnibus Equity                         UGI            Form 8-K          10.10
                  Compensation Plan, as amended December 7, 2004                             (12/6/05)
                  -- Terms and Conditions as amended December 6,
                  2005

   10.4           [Intentionally omitted]

   10.5           [Intentionally omitted]

   10.6           [Intentionally omitted]

   10.7**         UGI Corporation 2004 Omnibus Equity                         UGI            Form 8-K           10.4
                  Compensation Plan UGI Employees Nonqualified                               (12/6/05)
                  Stock Option Grant Letter

   10.8**         UGI Corporation Annual Bonus Plan dated March               UGI            Form 10-Q          10.4
                  8, 1996                                                                    (6/30/96)

   10.9**         UGI Utilities, Inc. Annual Bonus Plan dated              Utilities         Form 10-Q          10.4
                  March 8, 1996                                                              (6/30/96)

   10.10**        1997 Stock Purchase Loan Plan                               UGI            Form 10-K         10.16
                                                                                             (9/30/97)

   10.11**        UGI Corporation Senior Executive Employee                   UGI            Form 10-K         10.12
                  Severance Pay Plan as amended December 7, 2004                             (9/30/04)

   10.12          [Intentionally Omitted]

   10.13          [Intentionally Omitted]

   10.14**        UGI Corporation 2000 Stock Incentive Plan                   UGI            Form 10-Q          10.2
                  Amended and Restated as of December 16, 2003                               (6/30/04)

   10.15          Service Agreement for comprehensive delivery                UGI            Form 10-K         10.41
                  service (Rate CDS) dated February 23, 1999                                 (9/30/00)
                  between UGI Utilities, Inc. and Texas Eastern
                  Transmission Corporation

   10.16**        UGI Corporation 1997 Stock Option and Dividend              UGI            Form 10-Q          10.4
                  Equivalent Plan Amended and Restated as of                                 (3/31/03)
                  April 29, 2003


                                                   INCORPORATION BY REFERENCE

  EXHIBIT NO.                         EXHIBIT                             REGISTRANT         FILING          EXHIBIT
-----------------------------------------------------------------------------------------------------------------------

   10.17**        UGI Corporation Supplemental Executive                      UGI            Form 10-Q           10
                  Retirement Plan Amended and Restated effective                             (6/30/98)
                  October 1, 1996

   10.18 **       UGI Corporation 1992 Non-Qualified Stock Option             UGI            Form 10-Q          10.6
                  Plan Amended and Restated as of April 29, 2003                             (3/31/03)

   10.19          [Intentionally omitted]

   10.20**        Form of Change in Control Agreement for Messrs.             UGI            Form 8-K           10.1
                  Greenberg, Walsh and Knauss                                                (12/6/05)

   10.21**        UGI Corporation 2004 Omnibus Equity                         UGI            Form 8-K           10.9
                  Compensation Plan UGI Employees Stock Unit                                 (12/6/05)
                  Grant Letter

   10.22**        Form of Change in Control Agreement for Messrs.          Utilities         Form 8-K           10.2
                  Trego and Barney                                                           (12/6/05)

   10.23**        UGI Corporation 2004 Omnibus Equity                         UGI            Form 8-K           10.7
                  Compensation Plan UGI Employees Performance                                (12/6/05)
                  Unit Grant Letter

   10.24**        UGI Corporation 2004 Omnibus Equity                         UGI            Form 8-K           10.8
                  Compensation Plan Utilities Employees                                      (12/6/05)
                  Performance Unit Grant Letter

   10.25          Storage Transportation Service Agreement (Rate           Utilities         Form 10-K         10.25
                  Schedule SST) between Utilities and Columbia                               (9/30/02)
                  dated November 1, 1993, as modified pursuant
                  to orders of the Federal Energy Regulatory
                  Commission

   10.26          Amendment No. 1 dated November 1, 2004, to the           Utilities         Form 10-K         10.26
                  Service Agreement (Rate FSS) dated as of                                   (9/30/04)
                  November 1, 1989 between Utilities and Columbia,
                  as modified pursuant to the orders of the Federal
                  Energy Regulatory Commission at Docket No.
                  RS92-5-000 reported at Columbia Gas Transmission
                  Corp., 64 FERC Paragraph 61,060 (1993), order on
                  rehearing, 64 FERC Paragraph 61,365 (1993)

   10.27          No-Notice Transportation Service Agreement               Utilities         Form 10-K         10.27
                  (Rate Schedule CDS) between Utilities and                                  (9/30/02)
                  Texas Eastern Transmission dated February 23, 1999,
                  as modified pursuant to various orders of the
                  Federal Energy Regulatory Commission


                                                   INCORPORATION BY REFERENCE

  EXHIBIT NO.                         EXHIBIT                             REGISTRANT         FILING          EXHIBIT
-----------------------------------------------------------------------------------------------------------------------

   10.28          No-Notice Transportation Service Agreement               Utilities         Form 10-K         10.28
                  (Rate Schedule CDS) between Utilities and                                  (9/30/02)
                  Texas Eastern Transmission dated October 31, 2000,
                  as modified pursuant to various orders of the
                  Federal Energy Regulatory
                  Commission

   10.29          Firm Transportation Service Agreement (Rate              Utilities         Form 10-K         10.29
                  Schedule FT-1) between Utilities and Texas                                 (9/30/02)
                  Eastern Transmission dated June 15, 1999,
                  as modified pursuant to various orders of the
                  Federal Energy Regulatory Commission

   10.30          Amendment No. 1 dated November 1, 2004, to the           Utilities         Form 10-K         10.30
                  No-Notice Transportation Service Agreement                                 (9/30/04)
                  (Rate Schedule CDS) between Utilities and Texas
                  Eastern Transmission dated February 23, 1999,
                  as modified pursuant to various orders of the
                  Federal Energy Regulatory Commission

   10.31          Firm Transportation Service Agreement (Rate              Utilities         Form 10-K         10.31
                  Schedule FT) between Utilities and                                         (9/30/02)
                  Transcontinental Gas Pipe Line dated October 1,
                  1996, as modified pursuant to various orders of
                  the Federal Energy Regulatory Commission

   10.32          Gas Service Delivery and Supply Agreement                Utilities         Form 10-K         10.32
                  between Utilities and UGI Energy Services, Inc.                            (9/30/04)
                  dated August 1, 2004

   10.33          Amendment No. 1 dated November 1, 2004, to the           Utilities         Form 10-K         10.33
                  Firm Transportation Service Agreement (Rate                                (9/30/04)
                  Schedule FT-1) between Utilities and Texas
                  Eastern Transmission dated June 15, 1999, as
                  modified pursuant to various orders of the
                  Federal Energy Regulatory Commission

   10.34          Firm Transportation Service Agreement (Rate              Utilities         Form 10-K         10.34
                  Schedule FTS) between Utilities and Columbia                               (9/30/04)
                  Gas Transmission dated November 1, 2004

   10.35**        UGI Corporation 2004 Omnibus Equity                         UGI            Form 8-K           10.5
                  Compensation Plan UGI Utilities Employees                                  (12/6/05)
                  Nonqualified Stock Option Grant Letter

   10.36**        2002 Non-Qualified Stock Option Plan Amended                UGI            Form 10-Q          10.7
                  and Restated as of April 29, 2003                                          (3/31/03)

                                                   INCORPORATION BY REFERENCE

  EXHIBIT NO.                         EXHIBIT                             REGISTRANT         FILING          EXHIBIT
-----------------------------------------------------------------------------------------------------------------------

  *10.37**        Description of oral employment at-will
                  agreements for Messrs. Trego, Barney and Knauss

   10.38**        Description of oral employment at-will                      UGI            Form 10-K         10.30
                  agreements for Messrs. Greenberg and Walsh              Corporation        (9/30/05)

  *12.1           Computation of Ratio of Earnings to Fixed
                  Charges

   14             Code of Ethics for principal executive,                  Utilities         Form 10-K           14
                  financial and accounting officers                                          (9/30/03)

  *23             Consent of PricewaterhouseCoopers LLP

  *31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form
                  10-K for the year ended September 30, 2005 pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002

  *31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form
                  10-K for the year ended September 30, 2005 pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002

  *32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-K for the fiscal year ended September 30, 2005


*    Filed herewith.
** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UGI UTILITIES, INC.


Date:  December 6, 2005           By:  John C. Barney
                                       -----------------------------------------
                                       John C. Barney
                                       Senior Vice President - Finance and Chief
                                       Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 6, 2005 by the following persons on behalf of the Registrant in the capacities indicated.

       SIGNATURE                                      TITLE
---------------------------                 --------------------------
David W. Trego                              President and Chief
---------------------------                 Executive Officer
David W. Trego                              (Principal Executive
                                            Officer) and Director

Lon R. Greenberg                            Chairman and Director
---------------------------
Lon R. Greenberg

John L. Walsh                               Vice Chairman
---------------------------                 and Director
John L. Walsh

John C. Barney                              Sr. Vice President - Finance
---------------------------                 Chief Financial Officer (Principal
John C. Barney                              Financial Officer and Principal
                                            Accounting Officer)

Stephen D. Ban                              Director
---------------------------
Stephen D. Ban

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 6, 2005 by the following persons on behalf of the Registrant in the capacities indicated.

         SIGNATURE                            TITLE
-----------------------------               ---------
Thomas F. Donovan                           Director
-----------------------------
Thomas F. Donovan

Richard C. Gozon                            Director
-----------------------------
Richard C. Gozon

Ernest E. Jones                             Director
-----------------------------
Ernest E. Jones

Anne Pol                                    Director
-----------------------------
Anne Pol

Marvin O. Schlanger                         Director
-----------------------------
Marvin O. Schlanger

James W. Stratton                           Director
-----------------------------
James W. Stratton

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT:



No annual report or proxy material was sent to security holders in fiscal year 2005.

                               UGI UTILITIES, INC.


                              FINANCIAL INFORMATION

                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED SEPTEMBER 30, 2005

                               UGI UTILITIES, INC.

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                    SCHEDULE


                                                                       Pages
                                                                    ------------
Financial Statements:

Report of Independent Registered Public Accounting Firm              F-3 to F-4

  Consolidated Balance Sheets as of September 30,
       2005 and 2004                                                 F-5 to F-6

  Consolidated Statements of Income for the years
       ended September 30, 2005, 2004 and 2003                          F-7

  Consolidated Statements of Cash Flows for the years
       ended September 30, 2005, 2004 and 2003                          F-8

  Consolidated Statements of Stockholder's Equity
       for the years ended September 30, 2005, 2004 and 2003            F-9

  Notes to Consolidated Financial Statements                        F-10 to F-30

Financial Statement Schedule:

  For the years ended September 30, 2005, 2004 and 2003:

       II -- Valuation and Qualifying Accounts                          S-1

We have omitted all other financial statement schedules because the required information is either (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) included elsewhere in the financial statements or related notes.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholder of UGI Utilities, Inc.:

We have completed an integrated audit of UGI Utilities, Inc.'s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of UGI Utilities, Inc. and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
December 13, 2005

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)


                                                                                     September 30,
                                                                                  2005           2004
                                                                                ---------      ---------
ASSETS

     Current assets:
          Cash and cash equivalents                                             $   2,686      $      21
          Accounts receivable (less allowances for doubtful
               accounts of  $4,562 and $3,374, respectively)                       49,660         38,897
          Accrued utility revenues                                                 10,360          9,742
          Inventories                                                              71,584         65,177
          Deferred income taxes                                                    12,484          6,658
          Prepaid expenses                                                          3,607          3,455
          Income taxes recoverable                                                    323             --
          Other current assets                                                      5,633          5,268
                                                                                ---------      ---------
               Total current assets                                               156,337        129,218

     Property, plant and equipment
          Gas utility                                                             855,109        821,836
          Electric operations                                                     114,347        108,231
          General                                                                  16,195         14,227
                                                                                ---------      ---------
                                                                                  985,651        944,294
          Less accumulated depreciation and amortization                         (330,329)      (313,030)
                                                                                ---------      ---------
               Net property, plant and equipment                                  655,322        631,264

     Regulatory assets                                                             61,334         65,060
     Other assets                                                                  30,680         29,664
                                                                                ---------      ---------
               Total assets                                                     $ 903,673      $ 855,206
                                                                                =========      =========


See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Thousands of dollars, except per share)


                                                                                     September 30,
                                                                                  2005           2004
                                                                                ---------      ---------
LIABILITIES  AND  STOCKHOLDER'S  EQUITY

     Current liabilities:
          Current maturities of long-term debt                                  $  50,000     $   20,000
          Bank loans                                                               81,200         60,900
          Preferred shares subject to mandatory redemption, without par value          --         20,000
          Accounts payable                                                         38,430         60,073
          Accounts payable - related parties                                       14,371          2,634
          Employee compensation and benefits accrued                                9,007         11,340
          Dividends and interest accrued                                            6,475          6,254
          Income taxes accrued                                                         --          2,111
          Customer deposits and refunds                                            20,064         17,024
          Deferred fuel costs                                                      17,370          7,862
          Electric supplier collateral deposits                                    13,500          2,500
          Other current liabilities                                                 8,969          7,050
                                                                                ---------      ---------
               Total current liabilities                                          259,386        217,748

     Long-term debt                                                               187,030        197,151
     Deferred income taxes                                                        160,920        157,564
     Deferred investment tax credits                                                7,193          7,589
     Other noncurrent liabilities                                                  14,213         15,123
     Commitments and contingencies (note 8)
                                                                                ---------      ---------
              Total liabilities                                                   628,742        595,175

     Common stockholder's equity:
          Common Stock, $2.25 par value (authorized - 40,000,000 shares;
               issued and outstanding - 26,781,785 shares)                         60,259         60,259
          Additional paid-in capital                                               80,622         79,773
          Retained earnings                                                       133,807        121,454
          Accumulated other comprehensive income (loss)                               243         (1,455)
                                                                                ---------      ---------
               Total common stockholder's equity                                  274,931        260,031
                                                                                ---------      ---------

               Total liabilities and stockholder's equity                       $ 903,673      $ 855,206
                                                                                =========      =========


See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Thousands of dollars)


                                                                                 Year Ended
                                                                                September 30,
                                                                   ---------------------------------------
                                                                     2005           2004           2003
                                                                   ---------      ---------      ---------

Revenues                                                           $ 681,152      $ 650,088      $ 636,758
                                                                   ---------      ---------      ---------

Costs and expenses:

    Cost of sales - gas, fuel and purchased power                    437,930        412,240        392,901

    Operating and administrative expenses                             94,370         93,244         91,947
    Operating and administrative expenses - related parties           12,900         11,223          9,352
    Taxes other than income taxes                                     13,379         12,501         12,195
    Depreciation and amortization                                     23,827         22,520         21,240
    Other income, net                                                 (4,533)        (2,669)        (8,745)
                                                                   ---------      ---------      ---------
                                                                     577,873        549,059        518,890
                                                                   ---------      ---------      ---------

Operating income                                                     103,279        101,029        117,868
Interest expense                                                      18,326         17,931         17,656
                                                                   ---------      ---------      ---------

Income before income taxes                                            84,953         83,098        100,212
Income taxes                                                          34,132         34,140         39,540
                                                                   ---------      ---------      ---------

Net income                                                            50,821         48,958         60,672
Dividends on preferred shares subject to mandatory redemption             --             --          1,163
                                                                   ---------      ---------      ---------

Net income after dividends on preferred shares subject to
    mandatory redemption                                           $  50,821      $  48,958      $  59,509
                                                                   =========      =========      =========


See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)


                                                                                             Year Ended
                                                                                            September 30,
                                                                               ---------------------------------------
                                                                                 2005           2004           2003
                                                                               ---------      ---------      ---------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income                                                                $  50,821      $  48,958      $  60,672
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                         23,827         22,520         21,240
            Deferred income taxes, net                                              (631)        11,873          2,097
            Provision for uncollectible accounts                                   8,210          6,971          7,778
            Pension expense (income)                                              (2,470)         1,022         (1,242)
            Other                                                                  1,594          1,591          1,284
            Net change in:
                Accounts receivable and accrued utility revenues                 (19,591)       (18,078)          (610)
                Inventories                                                       (6,407)       (11,160)       (15,601)
                Deferred fuel costs                                                9,508         (6,872)        19,038
                Accounts payable                                                  (9,906)         7,409           (454)
                Electric supplier collateral deposits                             11,000          1,800            700
                Other current assets and liabilities                              (2,581)           932          2,899
                                                                               ---------      ---------      ---------
            Net cash provided by operating activities                             68,314         66,966         97,801
                                                                               ---------      ---------      ---------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Expenditures for property, plant and equipment                              (46,305)       (40,737)       (41,297)
     Net costs of property, plant and equipment disposals                         (1,176)        (1,712)        (1,831)
                                                                               ---------      ---------      ---------
        Net cash used by investing activities                                    (47,481)       (42,449)       (43,128)
                                                                               ---------      ---------      ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Payment of dividends                                                        (38,468)       (45,000)       (35,081)
     Cash portion of UGID dividend                                                    --             --         (2,572)
     Issuance of debt                                                            130,000             --         44,694
     Repayment of debt                                                           (40,000)            --        (76,000)
     (Decrease) increase in bank loans with maturities of
           three months or less                                                  (49,700)        20,200          3,500
     Retirement of preferred stock                                               (20,000)            --             --
     Capital contribution from UGI Corporation                                        --             --          5,000
                                                                               ---------      ---------      ---------
        Net cash used by financing activities                                    (18,168)       (24,800)       (60,459)
                                                                               ---------      ---------      ---------
    Cash and cash equivalents increase (decrease)                              $   2,665      $    (283)     $  (5,786)
                                                                               =========      =========      =========

CASH AND CASH EQUIVALENTS:
     End of year                                                               $   2,686      $      21      $     304
     Beginning of year                                                                21            304          6,090
                                                                               ---------      ---------      ---------
         Increase (Decrease)                                                   $   2,665      $    (283)     $  (5,786)
                                                                               =========      =========      =========


See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Thousands of dollars)


                                                                                                 Accumulated      Total
                                                                        Additional                  Other         Common
                                                             Common      Paid-in      Retained  Comprehensive   Stockholder's
                                                             Stock       Capital      Earnings       Loss         Equity
                                                            --------    ----------    --------  -------------   -------------
Balance September 30, 2002                                  $ 60,259    $   73,057    $107,312  $      (2,774)  $     237,854
                                                            --------    ----------    --------  -------------   -------------

    Net income                                                                          60,672                         60,672
    Net change in fair value of interest rate
        protection agreements (net of tax of $365)                                                        515             515
    Reclassifications of net loss on interest rate
        protection agreements (net of tax of $149)                                                        210             210
                                                                                      --------  -------------   -------------

    Comprehensive income                                                                60,672            725          61,397
    Capital contribution by UGI Corporation                                  5,000                                      5,000
    Cash dividends - common stock                                                      (33,918)                       (33,918)
    Cash dividends - preferred stock                                                    (1,163)                        (1,163)
    Dividend of UGID common stock                                                      (15,407)                       (15,407)
    Other                                                                      989                                        989
                                                            --------    ----------    --------  -------------   -------------
Balance September 30, 2003                                    60,259        79,046     117,496         (2,049)        254,752

    Net income                                                                          48,958                         48,958
    Net change in fair value of derivative
       instruments (net of tax of $246)                                                                   347             347
    Reclassifications of net losses on interest
       rate protection agreements (net of tax of $176)                                                    247             247
                                                                                      --------  -------------   -------------
    Comprehensive income                                                                48,958            594          49,552
    Cash dividends - common stock                                                      (45,000)                       (45,000)
    Other                                                                      727                                        727
                                                            --------    ----------    --------  -------------   -------------

Balance September 30, 2004                                    60,259        79,773     121,454         (1,455)        260,031

    Net income                                                                          50,821                         50,821
    Net change in fair value of derivative
       instruments (net of tax of $1,027)                                                               1,448           1,448
    Reclassifications of net losses on interest
       rate protection agreements (net of tax of $177)                                                    250             250
                                                                                      --------  -------------   -------------
    Comprehensive income                                                                50,821          1,698          52,519
    Cash dividends - common stock                                                      (38,468)                       (38,468)
    Other                                                                      849                                        849

                                                            --------    ----------    --------  -------------   -------------
Balance September 30, 2005                                  $ 60,259    $   80,622    $133,807  $         243   $     274,931
                                                            ========    ==========    ========  =============   =============


See accompanying notes to consolidated financial statements.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION PRINCIPLES

UGI Utilities, Inc. ("UGI Utilities"), a wholly owned subsidiary of UGI Corporation ("UGI"), owns and operates a natural gas distribution utility ("Gas Utility") in parts of eastern and southeastern Pennsylvania and an electricity distribution utility ("Electric Utility") in northeastern Pennsylvania. Prior to June 2003, UGI Utilities also owned interests in Pennsylvania-based electricity generation assets through its wholly owned subsidiary, UGI Development Company ("UGID"), and UGID's 50% owned joint-venture affiliate Hunlock Creek Energy Ventures ("Energy Ventures"). In June 2003, the Company dividended all of the common stock of UGID and its subsidiaries to UGI.

We refer to Gas Utility, Electric Utility and UGID (prior to its distribution to UGI) collectively as "the Company" or "we," and Electric Utility and UGID (prior to its distribution to UGI) collectively as "Electric Operations." Our 2005 and 2004 consolidated financial statements include the accounts of UGI Utilities, and our 2003 consolidated financial statements include the accounts of UGI Utilities and UGID and its consolidated subsidiaries, prior to their dividend to UGI. We eliminate all significant intercompany accounts when we consolidate. UGID's investment in Energy Ventures was accounted for under the equity method. Gas Utility and Electric Utility (collectively, "Utilities") are subject to regulation by the Pennsylvania Public Utility Commission ("PUC"). UGID was granted "Exempt Wholesale Generator" status by the Federal Energy Regulatory Commission. UGID and its subsidiaries' results of operations did not have a material effect on the Company's results of operations in 2003.

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

We paid interest totaling $17,509 in 2005, $18,143 in 2004 and $16,046 in 2003.
We paid income taxes totaling $36,348 in 2005, $19,910 in 2004 and $29,372 in 2003.

REVENUE RECOGNITION

We record regulated revenues for service provided to the end of each month which includes an accrual for certain unbilled amounts based upon estimated usage. We reflect the impact of Gas Utility and Electric Utility rate increases or decreases at the time they become effective. Nonregulated revenues are recognized as services are performed or products are delivered.

INVENTORIES

Our inventories are stated at the lower of cost or market. We determine cost principally on an average cost method except for appliances for which we use the specific identification method.

INCOME TAXES

We record deferred income taxes in the Consolidated Statements of Income resulting from the use of accelerated depreciation methods based upon amounts recognized for ratemaking purposes. We also record a deferred tax liability for tax benefits that are flowed through to ratepayers when temporary differences originate and record a regulatory income tax asset for the probable increase in future revenues that will result when the temporary differences reverse.

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

We record depreciation expense for UGI Utilities' plant and equipment on a straight-line method over the estimated average remaining lives of the various classes of its depreciable property. Depreciation expense as a percentage of the related average depreciable base for Gas Utility was 2.4% in 2005 and 2.3% in both 2004 and 2003. Depreciation expense as a percentage of the related average depreciable base for Electric Utility was 2.9% in 2005, 2.8% in 2004 and 3.0% in 2003. Depreciation expense was $23,046 in 2005, $21,860 in 2004, and $20,754 in
2003.

We evaluate the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate recoverability based upon undiscounted future cash flows expected to be generated by such assets.

COMPUTER SOFTWARE COSTS

We include in property, plant and equipment costs associated with computer software we develop or obtain for use in our businesses. We amortize computer software costs on a straight-line basis over expected periods of benefit not exceeding fifteen years once the installed software is ready for its intended use.

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

We use the intrinsic value method prescribed by APB 25 for UGI's equity-based employee compensation plans. We recorded equity-based compensation expense of $1,764 in 2005, $2,652 in 2004 and $1,372 in 2003. If we had determined stock-based compensation expense under the fair value method prescribed by the provisions of SFAS 123, net income after dividends on preferred shares subject to mandatory redemption would have been as follows at September 30:

--------------------------------------------------------------------------------------------------------
                                                                 2005            2004            2003
--------------------------------------------------------------------------------------------------------
Net income after dividends on preferred shares subject to
      mandatory redemption, as reported                       $   50,821      $   48,958      $   59,509
Add:  Stock-based employee compensation
      expense included in reported net income, net
      of related tax effects                                       1,032           1,551             803
Deduct: Total stock-based employee compensation
      expense determined under the fair value method
      for all awards, net of related tax effects                  (1,229)         (1,715)           (927)
--------------------------------------------------------------------------------------------------------
Pro forma net income after dividends on preferred shares
      subject to mandatory redemption                         $   50,624      $   48,794      $   59,385
========================================================================================================

ENVIRONMENTAL AND OTHER LEGAL MATTERS

We accrue environmental investigation and cleanup costs when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. Amounts accrued generally reflect our best estimate of costs expected to be incurred or the minimum liability associated with a range of expected environmental response costs. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. In those instances for which the amount and timing of cash payments associated with environmental investigation and cleanup are reliably determinable, we discount such liabilities to reflect the time value of money. We intend to pursue recovery of any incurred costs through all appropriate means, including regulatory relief. Gas Utility is permitted to amortize as removal costs site-specific environmental investigation and remediation costs, net of related third-party payments, associated with Pennsylvania sites. Gas Utility is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred removal costs. At September 30, 2005, the Company's undiscounted amount and accrued liability for environmental investigation and cleanup costs were not material.

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

COMPREHENSIVE INCOME

Comprehensive income comprises net income and other comprehensive income. Other comprehensive income of $1,698, $594 and $725 for the years ended September 30, 2005, 2004 and 2003, respectively, is the result of gains or losses on interest rate protection agreements ("IRPAs") and changes in the fair value of an electric price swap agreement qualifying as cash flow hedges, net of reclassifications to net income.

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

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). It requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term "Conditional Asset Retirement Obligation" refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect the adoption of FIN 47 to have any impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


apply the guidance in APB 25 as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. We adopted SFAS 123R effective October 1, 2005. Under the modified prospective transition method, beginning October 1, 2005, unrecognized compensation expense for awards that are not vested on the adoption date will be recognized in the Company's statements of income through the end of the requisite service period. We do not believe that the adoption of SFAS 123R will have a material impact on our annual results of operations or financial position. For disclosure regarding pro forma net income as if we had determined stock-based compensation under the fair value method prescribed by SFAS 123, see Stock-Based Compensation included elsewhere in this Note 1.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that lack commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 was effective for our interim period beginning July 1, 2005. The adoption of SFAS 153 did not have a material effect on our financial position or results of operations.

RECLASSIFICATIONS

We have reclassified certain prior-year balances to conform to the current year presentation.

2. UTILITY REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities are included in our accompanying balance sheets at September 30:

----------------------------------------------------------------
                                             2005           2004
----------------------------------------------------------------
Regulatory assets:
     Income taxes recoverable          $   58,601     $   62,039
     Other postretirement benefits          1,690          1,926
     Other                                  1,043          1,095
----------------------------------------------------------------
Total regulatory assets                $   61,334     $   65,060
----------------------------------------------------------------
Regulatory liabilities:
     Other postretirement benefits     $    2,823     $    2,976
     Deferred fuel costs                   17,370          7,862
----------------------------------------------------------------
Total regulatory liabilities           $   20,193     $   10,838
----------------------------------------------------------------

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The Company's regulatory liabilities relating to other postretirement benefits are included in "other noncurrent liabilities" on the Consolidated Balance Sheets. The Company does not recover a rate of return on its regulatory assets.

3. DEBT

Long-term debt comprises the following at September 30:

--------------------------------------------------------------------------------------------------------------------
                                                                                                2005            2004
--------------------------------------------------------------------------------------------------------------------
Medium-Term Notes:
     7.25% Notes, due November 2017                                                       $   20,000      $   20,000
     7.17% Notes, due June 2007                                                               20,000          20,000
     7.37% Notes, due October 2015                                                            22,000          22,000
     6.62% Notes, due May 2005                                                                    --          20,000
     7.14% Notes, due December 2005 (including unamortized premium of
       $30 and $151 in 2005 and 2004, respectively, effective rate - 6.64%)                   30,030          30,151
     7.14% Notes, due December 2005                                                           20,000          20,000
     5.53% Notes due September 2012                                                           40,000          40,000
     5.37% Notes due August 2013                                                              25,000          25,000
     6.50% Notes due August 2033                                                              20,000          20,000
     5.16% Notes due May 2015                                                                 20,000              --
     6.13% Notes due October 2034                                                             20,000              --
--------------------------------------------------------------------------------------------------------------------
Total long-term debt                                                                         237,030         217,151
Less current maturities                                                                      (50,000)        (20,000)
--------------------------------------------------------------------------------------------------------------------
Total long-term debt after one year                                                       $  187,030      $  197,151
--------------------------------------------------------------------------------------------------------------------

Scheduled principal repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows: 2006 - $50,000; 2007 - $20,000; 2008 - $0; 2009 - $0; 2010 - $0.

At September 30, 2005, UGI Utilities had revolving credit agreements with five banks providing for borrowings of up to $110,000. These agreements are currently scheduled to expire in June 2007 through June 2008. Under these agreements, UGI Utilities may borrow at various prevailing interest rates, including LIBOR and the banks' prime rate. UGI Utilities pays quarterly commitment fees on these credit lines. UGI Utilities had revolving credit agreement borrowings totaling $11,200 at September 30, 2005 and $60,900 at September 30, 2004 which we classify as bank loans. UGI Utilities from time to time enters into short-term borrowings under uncommitted arrangements with major banks in order to meet liquidity needs during the peak heating season. At September 30, 2005, there were two separate $35,000 borrowings outstanding under these arrangements. These borrowings are scheduled to mature on February 15 and March 14, 2006 and are also classified as bank loans. The weighted-average interest rates on bank loans outstanding were 4.41% at September 30, 2005 and 2.35% at September 30, 2004.

UGI Utilities' credit agreements have restrictions on such items as total debt, debt service, and payments for investments. They also require consolidated tangible net worth of at least $125,000. At September 30, 2005, UGI Utilities was in compliance with these financial covenants.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. INCOME TAXES

The provisions for income taxes consist of the following:


                                           2005           2004            2003
---------------------------------------------------------------------------------
 Current expense:
     Federal                           $   26,387      $   15,413      $   27,027
     State                                  8,376           6,854          10,416
---------------------------------------------------------------------------------
     Total current expense                 34,763          22,267          37,443
Deferred expense                             (235)         12,271           2,495
Investment tax credit amortization           (396)           (398)           (398)
---------------------------------------------------------------------------------

Total income tax expense               $   34,132      $   34,140      $   39,540
---------------------------------------------------------------------------------


A reconciliation from the statutory federal tax rate to our effective tax rate is as follows:

-------------------------------------------------------------------------------------------------
                                                         2005             2004             2003
-------------------------------------------------------------------------------------------------
Statutory federal tax rate                                 35.0%            35.0%            35.0%
Difference in tax rate due to:
     State income taxes, net of federal benefit             5.6              5.7              5.6
     Deferred investment tax credit amortization           (0.5)            (0.4)            (0.4)
     Other, net                                             0.1              0.8             (0.7)
-------------------------------------------------------------------------------------------------

Effective tax rate                                         40.2%            41.1%            39.5%
-------------------------------------------------------------------------------------------------

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Deferred tax liabilities (assets) comprise the following at September 30:

--------------------------------------------------------------------------------------
                                                               2005            2004
--------------------------------------------------------------------------------------
Excess book basis over tax basis of property, plant and
  equipment                                                 $  132,222      $  130,297
Regulatory assets                                               25,450          27,589
Pension plan asset                                               9,315          10,541
Other                                                            2,453           1,550
--------------------------------------------------------------------------------------

Gross deferred tax liabilities                                 169,440         169,977
--------------------------------------------------------------------------------------

Deferred investment tax credits                                 (2,985)         (3,149)
Employee-related expenses                                       (5,719)         (6,973)
Regulatory liabilities                                          (7,413)         (3,967)
Accumulated other comprehensive loss                                --          (1,032)
Other                                                           (4,887)         (3,950)
--------------------------------------------------------------------------------------

Gross deferred tax assets                                      (21,004)        (19,071)
--------------------------------------------------------------------------------------

Net deferred tax liabilities                                $  148,436      $  150,906
--------------------------------------------------------------------------------------

UGI Utilities had recorded deferred tax liabilities of approximately $37,270 as of September 30, 2005 and $39,445 as of September 30, 2004 pertaining to utility temporary differences, principally a result of accelerated tax depreciation for state income tax purposes, the tax benefits of which previously were or will be flowed through to ratepayers. These deferred tax liabilities have been reduced by deferred tax assets of $2,985 at September 30, 2005 and $3,149 at September 30, 2004, pertaining to utility deferred investment tax credits. UGI Utilities had recorded regulatory income tax assets related to these net deferred taxes of $58,601 at September 30, 2005 and $62,039 at September 30, 2004. These regulatory income tax assets represent future revenues expected to be recovered through the ratemaking process. We will recognize this regulatory income tax asset in deferred tax expense as the corresponding temporary differences reverse and additional income taxes are incurred.

5. EMPLOYEE RETIREMENT PLANS

DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS

We sponsor a defined benefit pension plan ("UGI Utilities Pension Plan") for employees of UGI, UGI Utilities, and certain of UGI's other wholly owned subsidiaries. In addition, we provide postretirement health care benefits to certain of our retirees and postretirement life insurance benefits to nearly all active and retired employees.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The following provides a reconciliation of projected benefit obligations, plan assets, and funded status of the plans as of September 30:

--------------------------------------------------------------------------------------------------------------------
                                                                Pension                     Other Postretirement
                                                                Benefits                           Benefits
                                                       ---------------------------       ---------------------------
                                                          2005             2004             2005             2004
----------------------------------------------------------------------------------       ---------------------------
CHANGE IN BENEFIT OBLIGATIONS:
     Benefit obligations - beginning of year           $  220,486       $  209,459       $   25,148       $   24,567
     Service cost                                           5,217            4,953              129              120
     Interest cost                                         13,467           12,996            1,259            1,514
     Actuarial (gain) loss                                  8,277            2,608           (1,858)           1,208
     Plan amendments                                           --               --           (7,799)              --
     Benefits paid                                        (10,026)          (9,530)          (1,720)          (2,261)
--------------------------------------------------------------------------------------------------------------------
     Benefit obligations - end of year                 $  237,421       $  220,486       $   15,159       $   25,148
--------------------------------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS:
     Fair value of plan assets - beginning of year     $  196,355       $  183,840       $   10,171       $    9,000
     Actual return on plan assets                          25,347           22,045              834              826
     Employer contributions                                    --               --            2,006            2,461
     Benefits paid                                        (10,026)          (9,530)          (1,720)          (2,115)
--------------------------------------------------------------------------------------------------------------------
     Fair value of plan assets - end of year           $  211,676       $  196,355       $   11,291       $   10,172
--------------------------------------------------------------------------------------------------------------------

Funded status of the plans                             $  (25,745)      $  (24,131)      $   (3,868)      $  (14,976)
Unrecognized net actuarial loss                            47,107           47,884            4,358            6,932
Unrecognized prior service cost                             1,088            1,651           (2,562)              --
Unrecognized net transition (asset) obligation                 --               --               --            5,690
--------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost - end of year           $   22,450       $   25,404       $   (2,072)      $   (2,354)
--------------------------------------------------------------------------------------------------------------------

ASSUMPTIONS AS OF SEPTEMBER 30:
Discount rate                                                 5.7%             6.1%             5.7%             6.1%
Expected return on plan assets                                9.0%             9.0%             5.8%             5.8%
Rate of increase in salary levels                             4.0%             4.0%             4.0%             4.0%
--------------------------------------------------------------------------------------------------------------------

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

Included in the end of year pension benefit obligations above are $26,223 at September 30, 2005 and $23,581 at September 30, 2004 relating to employees of UGI and certain of its other subsidiaries. Included in the end of year postretirement obligations above are $751 at September 30, 2005 and $735 at September 30, 2004 relating to employees of UGI and certain of its other subsidiaries.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Net periodic pension expense (income) and other postretirement benefit costs relating to UGI Utilities employees include the following components:

---------------------------------------------------------------------------------------------------------------------------------
                                                        Pension                                 Other Postretirement
                                                        Benefits                                       Benefits
                                       ------------------------------------------      ------------------------------------------
                                          2005            2004            2003            2005            2004             2003
----------------------------------------------------------------------------------     ------------------------------------------
Service cost                           $    4,593      $    4,318      $    4,051      $      117      $      110      $      109
Interest cost                              12,402          11,642          12,004           1,235           1,487           1,497
Expected return on assets                 (16,439)        (15,412)        (16,646)           (526)           (459)           (414)
Amortization of:
     Transition (asset) obligation             --          (1,233)         (1,510)            510             680             680
     Prior service cost                       640             622             643             (55)             --              --
     Actuarial loss                         1,274           1,085             216             238             316             203
---------------------------------------------------------------------------------------------------------------------------------
Net benefit cost (income)                   2,470           1,022          (1,242)          1,519           2,134           2,075
Change in regulatory
  assets and liabilities                       --              --              --           1,580             965           1,024
---------------------------------------------------------------------------------------------------------------------------------
Net expense (income)                   $    2,470      $    1,022      $   (1,242)     $    3,099      $    3,099      $    3,099
---------------------------------------------------------------------------------------------------------------------------------

UGI Utilities Pension Plan assets are held in trust. Although the UGI Utilities Pension Plan projected benefit obligations exceeded plan assets at September 30, 2005 and 2004, plan assets exceeded accumulated benefit obligations by $7,404 and $9,160, respectively. The Company did not make any contributions to the UGI Utilities Pension Plan in 2005, 2004 or 2003 and does not believe that it will be required to make any contributions during the year ending September 30, 2006 for ERISA funding purposes.

Pursuant to orders issued by the PUC, UGI Utilities has established a Voluntary Employees' Beneficiary Association ("VEBA") trust to fund the UGI Utilities' postretirement benefit obligations and to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs determined under SFAS No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"). The difference between such amounts calculated under SFAS 106 and the amounts included in Utilities' rates is deferred for future recovery from, or refund to, ratepayers. Effective July 1, 2005, substantially all retirees and their beneficiaries participating in the UGI Utilities' postretirement benefit program were enrolled in insured Medicare Advantage plans. As a result, the projected benefit obligation of our postretirement benefits program was lower at September 30, 2005 as compared to such obligations at September 30, 2004. Additionally, the Company's required contribution to the VEBA during the year ending September 30, 2006 is expected to be significantly lower than in 2005.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Expected payments for pension benefits and for other postretirement welfare benefits are as follows:

--------------------------------------------------------
                                              Other
                         Pension          Postretirement
                         Benefits            Benefits
--------------------------------------------------------
Fiscal 2006          $        10,692     $         1,301
Fiscal 2007                   10,944               1,323
Fiscal 2008                   11,431               1,346
Fiscal 2009                   12,023               1,361
Fiscal 2010                   12,775               1,375
Fiscal 2011-2015              75,274               6,552
--------------------------------------------------------

In accordance with our investment strategy to obtain long-term growth, our target asset allocations are to maintain a mix of 60% equities and the remainder in fixed income funds or cash equivalents. The target and actual allocations for the UGI Utilities Pension Plan and VEBA trust assets at September 30 are as follows:

                                 Target                       Pension Plan                        VEBA
                       --------------------------      --------------------------      --------------------------
                        Pension
                          Plan            VEBA            2005            2004            2005            2004
-----------------------------------------------------------------------------------------------------------------
Equities                       60%             60%             60%             63%             62%             58%
Fixed income funds             40%             30%             40%             37%             31%             27%
Cash equivalents              N/A              10%            N/A             N/A               7%             15%
=================================================================================================================

UGI Common Stock comprised approximately 11% and 8% of pension plan trust assets at September 30, 2005 and 2004, respectively.

The assumed health care cost trend rates are 10% for fiscal 2006, decreasing to 5.5% in fiscal 2011. A one percentage point change in the assumed health care cost trend rate would increase (decrease) the 2005 postretirement benefit cost and obligation as follows:

-------------------------------------------------------------------------
                                                    1%             1%
                                                 Increase       Decrease
-------------------------------------------------------------------------
Effect on total service and interest costs      $       87     $      (78)
Effect on postretirement benefit obligation            686           (615)
-------------------------------------------------------------------------

We also sponsor an unfunded and non-qualified supplemental executive retirement income plan. At September 30, 2005 and 2004, the projected benefit obligations of this plan were $2,700 and $1,600, respectively. We recorded expense for this plan of $439 in 2005, $460 in 2004 and $353 in 2003. We also recorded a settlement loss of $1,537 in 2004 associated with this plan.

DEFINED CONTRIBUTION PLANS

We sponsor a 401(k) savings plan for eligible employees ("Utilities Savings Plan"). Generally, participants in the Utilities Savings Plan may contribute a portion of their compensation on a before-tax and after-tax basis. We may, at our discretion, match a portion of participants'

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


contributions. The cost of benefits under the savings plan totaled $931 in 2005, $915 in 2004, and $968 in 2003.

6. INVENTORIES

Inventories comprise the following at September 30:

-----------------------------------------------------------
                                        2005           2004
-----------------------------------------------------------
Utility fuel and gases            $   69,196     $   62,673
Appliances for sale                      583            537
Materials, supplies and other          1,805          1,967
-----------------------------------------------------------
Total inventories                 $   71,584     $   65,177
-----------------------------------------------------------

Included in utility fuel and gases inventories at September 30, 2005 are amounts associated with the Company's Storage Contract Administration Agreement ("Storage Agreement") with Energy Services, Inc. ("Energy Services"), a wholly owned subsidiary of UGI. For a detailed description of the Storage Agreement and the accounting for such inventories, see Note 12.

7. SERIES PREFERRED STOCK

We have 2,000,000 shares of Series Preferred Stock, including both series subject to and series not subject to mandatory redemption, authorized for issuance. We had no shares of Series Preferred Stock outstanding at September 30, 2005. Any holders of shares of Series Preferred Stock would have the right to elect a majority of the Company's Board of Directors (without cumulative voting) if dividend payments on any series were in arrears in an amount equal to four quarterly dividends. This election right would continue until the arrearage was cured. We paid cash dividends at the specified annual rates on all outstanding Series Preferred Stock.

On October 1, 2004, we redeemed of all 200,000 shares of the $7.75 Series Preferred Stock at a price of $100 per share together with full cumulative dividends. The redemption on October 1, 2004 was funded with proceeds from the October 2004 issuance of $20,000 of 6.13% Medium-Term Notes due October 2034.

8. COMMITMENTS AND CONTINGENCIES

We lease various buildings and transportation, computer and office equipment and other facilities under operating leases. Certain of our leases contain renewal and purchase options and also contain escalation clauses. Our aggregate rental expense for such leases was $4,703 in 2005, $4,431 in 2004, and $4,303 in 2003.

Minimum future payments under operating leases that have initial or remaining noncancelable terms in excess of one year for the fiscal years ending September 30 are as follows: 2006 - $3,855; 2007 - $3,359; 2008 - $2,403; 2009 - $1,410;
2010 - $966; after 2010-$2,707.

Gas Utility has gas supply agreements with producers and marketers with terms not exceeding one year. Gas Utility also has agreements for firm pipeline transportation and natural gas storage

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

Future contractual cash obligations under Gas Utility and Electric Utility supply, storage and service agreements existing at September 30, 2005 are as follows: 2006 - $250,855; 2007 - $85,486; 2008 - $63,500; 2009 - $53,669; 2010 -
$41,705; after 2010 - $74,881.

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

In April 2003, Citizens Communications Company ("Citizens") served a complaint naming Utilities as a third-party defendant in a civil action pending in United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, Maine ("City"), sued Citizens to recover environmental response costs associated with MGP wastes generated at a plant allegedly

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


operated by Citizens' predecessors at a site on the Penobscot River. Citizens subsequently joined UGI Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of costs Citizens may be required to pay to the City for cleaning up tar deposits in the Penobscot River. Citizens alleges that UGI Utilities and its predecessors owned and operated the plant from 1901 to 1928. Studies conducted by the City and Citizens suggest that it could cost up to $18,000 to clean up the river. Citizens' third-party claims have been stayed pending a resolution of the City's suit against Citizens, which was tried in September 2005 and has not yet been decided. UGI Utilities believes that it has good defenses to the claim and is defending the suit.

By letter dated July 29, 2003, Atlanta Gas Light Company ("AGL") served UGI Utilities with a complaint filed in the United States District Court for the Middle District of Florida in which AGL alleges that UGI Utilities is responsible for 20% of approximately $8,000 incurred by AGL in the investigation and remediation of a former MGP site in St. Augustine, Florida. UGI Utilities formerly owned stock of the St. Augustine Gas Company, the owner and operator of the MGP. In March 2005, the court granted UGI Utilities' motion for summary judgment dismissing AGL's complaint. AGL has appealed.

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

The trial court granted UGI Utilities' motion for summary judgment and dismissed ConEd's complaint. The grant of summary judgment was entered April 1, 2004. ConEd appealed and on September 9, 2005 a panel of the Second Circuit Court of Appeals affirmed in part and reversed in part the decision of the trial court. The appellate panel affirmed the trial court's decision dismissing claims that UGI Utilities was liable under CERCLA as an operator of MGPs owned and operated by its former subsidiaries. The appellate panel reversed the trial court's decision that UGI Utilities was released from liability at three sites where UGI Utilities operated MGPs under lease. UGI Utilities has filed for reconsideration of the panel's order. UGI Utilities believes that any liability it may have for a share of the response costs at the three leased MGP sites will not have a material effect on its financial condition or results of operations.

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

By letter dated August 5, 2004, Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities (together, the "Northeast Companies"), demanded contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the plants from 1883 to 1941. According to the letter, investigation and remediation costs at the sites to date total approximately $10,000 and complete remediation costs for all sites could total $182,000. The Northeast Companies seek an unspecified fair and equitable allocation of these costs to UGI Utilities. UGI Utilities is in the process of reviewing the information provided by Northeast Companies and is investigating this claim.

In addition to these environmental matters, there are other pending claims and legal actions arising in the normal course of our businesses. We cannot predict with certainty the final results of environmental and other matters. However, it is reasonably possible that some of them could be resolved unfavorably to us and result in losses in excess of recorded amounts. We are unable to estimate any possible losses in excess of recorded amounts. Although we currently believe, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position, damages or settlements could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

9. FINANCIAL INSTRUMENTS

In accordance with its commodity hedging policy, the Company may enter into (1) natural gas call option contracts to reduce volatility in the cost of gas it purchases for its firm- residential, commercial and industrial ("retail core-market") customers and (2) electric price swap agreements to reduce the volatility in the cost of anticipated electricity requirements. We designate these contracts as cash flow or fair value hedges under SFAS 133. Because the cost of the natural gas call option contracts and any associated gains are included in our PGC recovery mechanism, as these contracts are recorded at fair value in accordance with SFAS 133, any gains are deferred for future recovery from or refund to Gas Utility's ratepayers.

We are a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts which provide for the purchase and delivery of natural gas and electricity, and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, these contracts are not subject to the accounting requirements of SFAS 133, as amended, because they provide for the delivery of products or services in quantities that

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


are expected to be used in the normal course of operating our business or the value of the contract is directly associated with the price or value of a service. We enter into IRPAs in order to manage interest rate risk associated with planned issuances of fixed-rate long-term debt. We designate these IRPAs as cash flow hedges. Gains or losses on IRPAs are included in other comprehensive income and are reclassified to interest expense as the interest expense on the associated debt issue affects earnings.

During 2005, 2004 and 2003, there were no gains or losses recognized in earnings as a result of hedge ineffectiveness or as a result of excluding a portion of a derivative instrument's gain or loss from the assessment of hedge effectiveness, and there were no gains or losses recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge. At September 30, 2005, our unsettled derivative contracts included in accumulated other comprehensive income included an electric price swap agreement and two IRPAs.

Gains and losses included in accumulated other comprehensive income at September 30, 2005 relating to cash flow hedges will be reclassified into (1) interest expense when interest on hedged issuances of fixed-rate long-term debt is reflected in net income and (2) cost of sales when the forecasted purchases of electricity subject to the hedge impact net income. Included in accumulated other comprehensive income at September 30, 2005 are net after-tax losses of approximately $3,310 associated with settled IRPAs and two unsettled IRPAs associated with forecasted issuances of long-term debt anticipated to occur during the next two years. The amount of net loss on IRPAs expected to be reclassified into net income during the next twelve months is not material. Also included in accumulated other comprehensive income at September 30, 2005 is an after-tax gain of $3,553 associated with our electric price swap agreement for purchases of electricity anticipated to occur during 2007. The actual amount of gains or losses on unsettled derivative instruments that ultimately is reclassified into net income will depend upon the value of such derivative contracts when settled. The fair value of derivative instruments is included in other current assets, other assets, other current liabilities and other noncurrent liabilities in the Consolidated Balance Sheets.

The carrying amounts of financial instruments included in current assets and current liabilities (excluding unsettled derivatives and current maturities of long-term debt) approximate their fair values because of their short-term nature.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The carrying amounts and estimated fair values of our remaining financial instruments (including unsettled derivative instruments) at September 30 are as follows:

                                                         Carrying            Estimated
                                                          Amount            Fair Value
-----------------------------------------------------------------------------------------
2005:
Electric swap agreement                              $         6,073      $         6,073
Interest rate protection agreements                           (2,472)              (2,472)
Long-tem debt                                                237,030              247,000

2004:
Electric swap agreement                              $         1,954      $         1,954
Interest rate protection agreement                              (993)                (993)
Long-tem debt                                                217,151              231,000
Preferred shares subject to mandatory redemption              20,000               20,900
-----------------------------------------------------------------------------------------

We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt. We estimated the fair value of our preferred shares subject to mandatory redemption based on the fair value of redeemable preferred stock with similar credit ratings and redemption features.

We have financial instruments such as trade accounts receivable which could expose us to concentrations of credit risk. The credit risk from trade accounts receivable is limited because we have a large customer base which extends across many different markets. At September 30, 2005 and 2004, we had no significant concentrations of credit risk.

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

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Financial information by business segment follows:


--------------------------------------------------------------------------------
                                                        Gas           Electric
                                      Total           Utility        Operations
--------------------------------------------------------------------------------
2005
     Revenues                     $    681,152     $    585,078     $     96,074
     Cost of sales                     437,930          390,099           47,831
     Depreciation and amortization      23,827           20,729            3,098
     Operating income                  103,279           81,646           21,633
     Interest expense                   18,326           16,624            1,702
     Income before income taxes         84,953           65,022           19,931
     Total assets                      903,673          803,848           99,825
     Capital expenditures               46,305           38,846            7,459
--------------------------------------------------------------------------------

2004
     Revenues                     $    650,088     $    560,400     $     89,688
     Cost of sales                     412,240          368,906           43,334
     Depreciation and amortization      22,520           19,516            3,004
     Operating income                  101,029           80,097           20,932
     Interest expense                   17,931           15,944            1,987
     Income before income taxes         83,098           64,153           18,945
     Total assets                      855,206          765,488           89,718
     Capital expenditures               40,737           35,470            5,267
--------------------------------------------------------------------------------

2003
     Revenues                     $    636,758     $    539,862     $     96,896
     Cost of sales                     392,901          342,987           49,914
     Depreciation and amortization      21,240           18,147            3,093
     Operating income                  117,868           96,086           21,782
     Interest expense                   17,656           15,409            2,247
     Income before income taxes        100,212           80,677           19,535
     Total assets                      809,048          725,085           83,963
     Capital expenditures               41,297           37,204            4,093
--------------------------------------------------------------------------------

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11. OTHER INCOME, NET

Other income, net, comprises the following:

---------------------------------------------------------------------------------------
                                                 2005           2004           2003
---------------------------------------------------------------------------------------
Non-tariff service income                     $    1,329     $    2,048      $    5,693
Pension income                                        --             --           1,242
Interest income                                       32            183             128
Non-utility sales and installation income          2,608          2,419           1,598
Other, net                                           564         (1,981)             84
---------------------------------------------------------------------------------------
                                              $    4,533     $    2,669      $    8,745
---------------------------------------------------------------------------------------

12. RELATED PARTY TRANSACTIONS

UGI provides certain financial and administrative services to UGI Utilities. UGI bills UGI Utilities monthly for all direct and for an allocated share of indirect corporate expenses incurred or paid on behalf of UGI Utilities. These billed expenses are classified as operating and administrative expenses - related parties in the Consolidated Statements of Income. In addition, UGI Utilities provides limited administrative services to UGI and certain of UGI's subsidiaries, pricipally payroll related services. Amounts billed to these entities by UGI Utilities for all periods presented was not material.

Effective December 1, 2004, following a competitive bidding process, UGI Utilities entered into the Storage Agreement with Energy Services. The Storage Agreement was initially scheduled to expire on October 31, 2005, but effective November 1, 2005, UGI Utilities and Energy Services agreed to extend the Storage Agreement through October 31, 2008. Under the Storage Agreement, UGI Utilities released certain gas transportation and storage contracts through October 31, 2008 and transferred associated gas storage inventories to Energy Services. UGI Utilities may recall such released transportation and storage contracts without penalty if recalled to meet operational requirements, and if not recalled, the releases will terminate at the end of the term of the Storage Agreement. In the event that released contracts are recalled or at the expiration of the Storage Agreement Energy Services is required to transfer associated gas storage inventories to UGI Utilities. In exchange for the ability to utilize these assets, Energy Services pays a monthly fee to UGI Utilities, and Energy Services provides a firm natural gas delivery service to UGI Utilities. In accordance with the bidding process, UGI has provided UGI Utilities with performance security in the amount of $20,000. During 2005, UGI Utilities purchased natural gas storage inventories from Energy Services under the Storage Agreement totaling $64,421, and incurred associated pipeline transportation and storage capacity charges of $16,324.

UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) on its balance sheet under the caption "Inventories." The carrying value of these gas storage inventories at September 30, 2005, comprising approximately 8.7 billion cubic feet of natural gas, was $63,004.

                      UGI UTILITIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Gas Utility enters into wholesale natural gas transactions with Energy Services for purchases of winter peaking service and, from time to time, purchases of natural gas or pipeline capacity. During 2005, 2004 and 2003, the aggregate amount of these transactions (exclusive of Storage Agreement transactions) totaled $8,491, $6,257 and $4,709, respectively. In addition, from time to time the Company sells natural gas or pipeline capacity to Energy Services. During fiscal 2005, 2004 and 2003, revenues associated with these sales to Energy Services totaled $4,249, $1,698 and $4,234, respectively. These transactions did not have a material effect on the Company's net income during 2005, 2004 and 2003.

13. QUARTERLY DATA (UNAUDITED)

The following quarterly information includes all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of such information. Quarterly results fluctuate because of the seasonal nature of UGI Utilities' businesses.

--------------------------------------------------------------------------------------------------------------------------
                          December 31,               March 31,                  June 30,                September 30,
                       2004         2003         2005         2004         2005         2004         2005          2004
--------------------------------------------------------------------------------------------------------------------------
Revenues            $  183,481   $  170,684   $  281,454   $  268,217   $  111,534   $  118,717   $  104,683    $   92,470
Operating income        32,869       33,950       55,670       53,277       12,668       12,282        2,072         1,520
Net income (loss)       16,966       17,508       30,708       29,149        4,907        4,495       (1,760)       (2,194)
--------------------------------------------------------------------------------------------------------------------------

                      UGI UTILITIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of dollars)

                                            Balance at         Charged to                         Balance at
                                            beginning          costs and                            end of
                                             of year           expenses           Other              year
                                          -------------      ------------      ------------      ------------
YEAR ENDED SEPTEMBER 30, 2005

Reserves deducted from assets in
   the consolidated balance sheet:
      Allowance for doubtful accounts     $       3,374      $       8,210     $ (7,022) (1)     $       4,562
                                          =============                                          =============

Other reserves (3)                        $       5,854      $       2,021     $ (1,707) (2)     $       6,168
                                          =============                                          =============

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

----------
(1)  Uncollectible accounts written off, net of recoveries.

(2)  Payments, net

(3) Includes reserves for self-insured property and casualty liability, insured property and casualty liability, environmental, litigation and other.

(4)  Other adjustments

                                  EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION
-----------         -----------

10.37               Description of Oral Employment-At-Will Agreements for
                    Messrs. Trego, Barney and Knauss


12.1                Computation of Ratio of Earnings to Fixed Charges

23                  Consent of PricewaterhouseCoopers LLP

31.1                Certification by the Chief Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act

31.2                Certification by the Chief Financial Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act

32                  Certification by Chief Executive Officer and Chief Financial
                    Officer pursuant to Section 906 of the Sarbanes-Oxley Act