Form 10-Q
period 2005-12-31
UGI UTILITIES INC
filed 2006-02-09
CIK 100548

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2005

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

                                      19607
                                   (Zip Code)

                                 (610) 796-3400
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large
accelerated filer       Accelerated filer       Non-accelerated filer   X
                  -----                   -----                       -----

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X
                                                -----    -----

     At January 31, 2006, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                               UGI UTILITIES, INC.

                                TABLE OF CONTENTS

                                                                          PAGES
                                                                         -------
PART I FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Balance Sheets as of December 31, 2005,
              September 30, 2005 and December 31, 2004                         1

           Condensed Statements of Income for the three
              months ended December 31, 2005 and 2004                          2

           Condensed Statements of Cash Flows for the
              three months ended December 31, 2005 and 2004                    3

           Notes to Condensed Financial Statements                        4 - 11

   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        12 - 16

   Item 3. Quantitative and Qualitative Disclosures About Market Risk    16 - 17

   Item 4. Controls and Procedures                                            18

PART II OTHER INFORMATION

   Item 1. Legal Proceedings                                                  19

   Item 6. Exhibits                                                           20

Signatures                                                                    21

                               UGI UTILITIES, INC.

                            CONDENSED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                           December 31,   September 30,   December 31,
                                                                               2005            2005           2004
                                                                           ------------   -------------   ------------
ASSETS
   Current assets:
      Cash and cash equivalents                                             $    2,514       $  2,686       $  1,608
      Accounts receivable (less allowances for doubtful accounts
         of $5,560, $4,562 and $3,395, respectively)                            89,253         48,597         65,014
      Accounts receivable - related parties                                      1,268          1,063          1,010
      Accrued utility revenues                                                  59,190         10,360         38,828
      Inventories                                                               81,023         71,584         55,367
      Deferred income taxes                                                      2,184         12,484          7,507
      Deferred fuel costs                                                        9,435             --             --
      Prepaid expenses and other current assets                                  3,457          9,563          1,481
                                                                            ----------       --------       --------
         Total current assets                                                  248,324        156,337        170,815
   Property, plant and equipment, at cost (less accumulated depreciation
      and amortization of $335,802, $330,329 and $317,975, respectively)       659,092        655,322        635,480
   Regulatory assets                                                            61,794         61,334         65,577
   Other assets                                                                 31,763         30,680         28,715
                                                                            ----------       --------       --------
      Total assets                                                          $1,000,973       $903,673       $900,587
                                                                            ==========       ========       ========
LIABILITIES AND STOCKHOLDER'S EQUITY
   Current liabilities:
      Current maturities of long-term debt                                  $       --       $ 50,000       $ 70,000
      Bank loans                                                               145,500         81,200         83,000
      Accounts payable                                                          95,304         38,430         67,397
      Accounts payable - related parties                                         3,520         14,371          5,670
      Deferred fuel refunds                                                         --         17,370          3,017
      Other current liabilities                                                 45,263         58,015         54,704
                                                                            ----------       --------       --------
         Total current liabilities                                             289,587        259,386        283,788
   Long-term debt                                                              237,000        187,030        167,121
   Deferred income taxes                                                       162,198        160,920        159,206
   Deferred investment tax credits                                               7,096          7,193          7,489
   Other noncurrent liabilities                                                 14,255         14,213         14,140
                                                                            ----------       --------       --------
         Total liabilities                                                     710,136        628,742        631,744
   Commitments and contingencies (note 5)
   Common stockholder's equity:
      Common Stock, $2.25 par value (authorized - 40,000,000 shares;
         issued and outstanding - 26,781,785 shares)                            60,259         60,259         60,259
      Additional paid-in capital                                                80,622         80,622         79,773
      Retained earnings                                                        148,599        133,807        130,936
      Accumulated other comprehensive income (loss)                              1,357            243         (2,125)
                                                                            ----------       --------       --------
         Total common stockholder's equity                                     290,837        274,931        268,843
                                                                            ----------       --------       --------
      Total liabilities and stockholder's equity                            $1,000,973       $903,673       $900,587
                                                                            ==========       ========       ========

See accompanying notes to condensed financial statements.

                               UGI UTILITIES, INC.

                         CONDENSED STATEMENTS OF INCOME
                                   (unaudited)
                             (Thousands of dollars)

                                                      Three Months Ended
                                                         December 31,
                                                     -------------------
                                                       2005       2004
                                                     --------   --------
Revenues                                             $243,673   $183,481
                                                     --------   --------
Costs and expenses:
   Cost of sales - gas, fuel and purchased power      171,246    117,589
   Operating and administrative expenses               21,986     22,765
   Operating and administrative expenses - related
      parties                                             726      3,095
   Taxes other than income taxes                        3,262      3,188
   Depreciation and amortization                        6,188      5,800
   Other income, net                                   (1,961)    (1,825)
                                                     --------   --------
                                                      201,447    150,612
                                                     --------   --------
Operating income                                       42,226     32,869
Interest expense                                        5,636      4,526
                                                     --------   --------
Income before income taxes                             36,590     28,343
Income taxes                                           14,665     11,377
                                                     --------   --------
Net income                                           $ 21,925   $ 16,966
                                                     ========   ========

See accompanying notes to condensed financial statements.

                               UGI UTILITIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)

                                                                     Three Months Ended
                                                                        December 31,
                                                                    -------------------
                                                                      2005       2004
                                                                    --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $ 21,925   $ 16,966
   Adjustments to reconcile net income to net cash used
      by operating activities:
         Depreciation and amortization                                 6,188      5,800
         Deferred income taxes, net                                   10,397        540
         Provision for uncollectible accounts                          2,771      1,914
         Other, net                                                   (1,827)     1,511
         Net change in:
            Accounts receivable and accrued utility revenues         (92,462)   (58,127)
            Inventories                                               (9,439)     9,810
            Deferred fuel costs                                      (26,805)    (4,845)
            Accounts payable                                          46,023     10,360
            Other current assets and liabilities                      (4,170)    12,974
                                                                    --------   --------
      Net cash used by operating activities                          (47,399)    (3,097)
                                                                    --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant and equipment                     (9,713)    (9,656)
   Net costs of property, plant and equipment disposals                 (227)      (276)
                                                                    --------   --------
      Net cash used by investing activities                           (9,940)    (9,932)
                                                                    --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of dividends                                               (7,133)    (7,484)
   Redemption of preferred shares subject to mandatory redemption         --    (20,000)
   Increase in bank loans with maturities of
      three months or less                                            64,300     22,100
   Repayment of debt                                                 (50,000)        --
   Issuance of debt                                                   50,000     20,000
                                                                    --------   --------
      Net cash provided by financing activities                       57,167     14,616
                                                                    --------   --------
   Cash and cash equivalents (decrease) increase                    $   (172)  $  1,587
                                                                    ========   ========
CASH AND CASH EQUIVALENTS:
   End of period                                                    $  2,514   $  1,608
   Beginning of period                                                 2,686         21
                                                                    --------   --------
      (Decrease) increase                                           $   (172)  $  1,587
                                                                    ========   ========

See accompanying notes to condensed financial statements.

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                             (Thousands of dollars)

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

     The accompanying condensed financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2005 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the year ended September 30, 2005 ("Company's 2005 Annual Report"). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

     COMPREHENSIVE INCOME. The following table presents the components of comprehensive income for the three months ended December 31, 2005 and 2004:

                                    Three Months Ended
                                       December 31,
                                    ------------------
                                       2005      2004
                                     -------   -------
Net income                           $21,925   $16,966
Other comprehensive income (loss)      1,114      (670)
                                     -------   -------
Comprehensive income                 $23,039   $16,296
                                     =======   =======

     Other comprehensive income (loss) comprises changes in the fair value of interest rate protection and electricity price swap agreements qualifying as hedges, net of reclassifications to net income.

     STOCK-BASED COMPENSATION. Certain members of the Company's management may be granted stock options and other equity-based awards ("Units") of UGI Common Stock under UGI's equity compensation plans. Such awards typically vest ratably over a period of years (generally three years). There are certain change of control and retirement eligibility conditions that, if met, generally result in an acceleration of vesting. Stock options for UGI Common Stock generally can be exercised no later than ten years from the grant date, Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). Prior to October 1, 2005, as permitted, we applied the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in recording compensation expense for grants of stock, stock options and other equity instruments to

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                             (Thousands of dollars)

     employees. Under APB 25, the Company did not record any compensation expense for stock options, but provided the required pro forma disclosures as if we had determined compensation expense under the fair value method prescribed by the provisions of SFAS No. 123. Under SFAS 123R, all equity-based compensation cost is measured on the grant date or at period end based on the fair value of that award and is recognized in the income statement over the requisite service period.

     Under the modified prospective approach, effective October 1, 2005, we began recording compensation expense for awards that were not vested as of that date. We used the Black-Scholes option-pricing model to estimate the fair value of each option prior to adoption of SFAS 123R and continue to use this model. The adoption of SFAS 123R resulted in compensation expense associated with stock options of $43 ($25 after-tax) during the three months ended December 31, 2005. As of December 31, 2005, there was $287 of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 1.9 years. Assuming no significant change in the level of future stock option grants to UGI Utilities' employees, we do not believe that compensation expense associated with stock options will have a material impact on our financial position, results of operations or cash flows.

     Both prior to and after the adoption of SFAS 123R, we measured and recorded compensation cost of Units awarded that can be settled in cash or at UGI's option in cash or shares of Common Stock, or a combination of both, based upon their fair value as of the end of each period. The fair value of Units are dependent upon UGI's stock price and its performance in comparison to a group of peer companies. The fair value of these awards is expensed over requisite service periods.

     We recorded total net pre-tax equity-based compensation (benefit) expense of ($621) and $761, during the three months ended December 31, 2005 and 2004, respectively. The period ended December 31, 2005 reflects a net compensation benefit predominantly due to changes in stock prices. The following table illustrates the effects on net income as if we had applied the provisions of SFAS 123R to all stock-based compensation awards for the period prior to the adoption of SFAS 123R

For the Three Months Ended December 31, 2004
Net income, as reported                                   $16,966
Add: Stock-based employee compensation (benefit)
   expense included in reported net income, net
   of related tax effects                                     445
Deduct: Total stock-based employee compensation benefit
   (expense) determined under the fair value method
   for all awards, net of related tax effects                (490)
                                                          -------
Pro forma net income                                      $16,921
                                                          =======

     The total net after-tax equity-based compensation benefit recorded during the three months ended December 31, 2005 was $364. As of December 31, 2005, there was a total of $510 of unrecognized compensation expense associated with 32,400 Unit awards that are expected to be recognized over a weighted average period of 1.7 years. At December 31, 2005, total liabilities of $1,340 associated with Unit awards are reflected in other current liabilities and other noncurrent liabilities in the Condensed Balance Sheet.

     The following table illustrates the number of non-vested Unit awards:

                                             Number of            Average Fair
                                             UGI Units          Value (per Unit)
                                             ---------          ----------------
Non-vested awards-September 30, 2005         43,650                $30.14
Vested                                      (11,250)
Non-vested awards-December 31, 2005          32,400                $22.52


     RECLASSIFICATIONS. We have reclassified certain prior-year balances to conform to the current period presentation.

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                             (Thousands of dollars)

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

2.   SEGMENT INFORMATION

     The Company has two reportable segments: (1) Gas Utility and (2) Electric Utility. The accounting policies of our two reportable segments are the same as those described in the Significant Accounting Policies note contained in the Company's 2005 Annual Report. We evaluate each segment's profitability principally based upon its income before income taxes. No single customer represents more than 10% of the total revenues of either Gas Utility or Electric Utility. There are no significant intersegment transactions. In addition, all of our reportable segments' revenues are derived from sources within the United States.

     Financial information by business segment follows:

     THREE MONTHS ENDED DECEMBER 31, 2005:

                                                                Gas     Electric
                                                   Total      Utility    Utility
                                                ----------   --------   --------
Revenues                                        $  243,673   $219,799   $ 23,874
Cost of sales - gas, fuel and purchased power      171,246    159,920     11,326
Depreciation and amortization                        6,188      5,375        813
Operating income                                    42,226     35,690      6,536
Interest expense                                     5,636      5,109        527
Income before income taxes                          36,590     30,581      6,009
                                                ----------   --------   --------
Total assets at period end                       1,000,973    896,809    104,164
                                                ==========   ========   ========

     THREE MONTHS ENDED DECEMBER 31, 2004:

                                                              Gas     Electric
                                                  Total     Utility    Utility
                                                --------   --------   --------
Revenues                                        $183,481   $161,219    $22,262
Cost of sales - gas, fuel and purchased power    117,589    106,605     10,984
Depreciation and amortization                      5,800      5,054        746
Operating income                                  32,869     28,146      4,723
Interest expense                                   4,526      4,073        453
Income before income taxes                        28,343     24,073      4,270
                                                --------   --------    -------
Total assets at period end                       900,587    809,634     90,953
                                                ========   ========    =======

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                             (Thousands of dollars)

3.   LONG-TERM DEBT

     In December 2005, UGI Utilities refinanced $50,000 of its maturing 7.14% Medium-Term Notes with proceeds from the issuance of $50,000 of 5.64% Medium-Term Notes due in December 2015. These Medium-Term Notes were issued pursuant to the Company's $125,000 shelf registration statement with the SEC.

4.   DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS

     We sponsor a defined benefit pension plan ("UGI Utilities Pension Plan") for employees of UGI, UGI Utilities and certain of UGI's other wholly owned subsidiaries. In addition, we provide postretirement health care benefits to certain retirees and postretirement life insurance benefits to nearly all active and retired employees.

     Net periodic pension expense and other postretirement benefit costs relating to UGI Utilities' employees include the following components:

                                   Pension Benefits    Other Postretirement Benefits
                                  ------------------   -----------------------------
                                  Three Months Ended         Three Months Ended
                                     December 31,               December 31,
                                  ------------------   -----------------------------
                                     2005      2004             2005    2004
                                   -------   -------           -----   -----
Service cost                       $ 1,310   $ 1,090           $  32   $  29
Interest cost                        3,222     2,998             204     368
Expected return on assets           (4,448)   (3,975)           (152)   (119)
Amortization of:
   Transition obligation                --        --              --     169
   Prior service cost (benefit)        196       155             (55)     --
   Actuarial loss                      427       308              48      81
                                   -------   -------           -----   -----
Net benefit cost                       707       576              77     528
Change in regulatory assets
   and liabilities                      --        --             698     247
                                   -------   -------           -----   -----
Net expense                        $   707   $   576           $ 775   $ 775
                                   =======   =======           =====   =====

     UGI Utilities Pension Plan assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any contributions to the UGI Utilities Pension Plan during the year ending September 30, 2006 for ERISA funding purposes. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees' Beneficiary Association ("VEBA") trust to fund and pay UGI Utilities' postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The difference between the annual amount calculated and the amount included in UGI Utilities rates is deferred for future recovery from, or refund to, ratepayers. During the three months ended December 31, 2005, the Company contributed approximately $180 to the VEBA and expects to

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                             (Thousands of dollars)

     contribute a total of approximately $800 during the twelve months ending September 30, 2006.

     We also sponsor an unfunded and non-qualified supplemental executive retirement income plan. We recorded pre-tax expense for this plan of $96 and $108 for the three months ended December 31, 2005 and 2004, respectively.

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

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                             (Thousands of dollars)

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

     The trial court granted UGI Utilities' motion for summary judgment and dismissed ConEd's complaint. The grant of summary judgment was entered April 1, 2004. ConEd appealed and on September 9, 2005 a panel of the Second Circuit Court of Appeals affirmed in part and reversed in part the decision of the trial court. The appellate panel affirmed the trial court's decision dismissing claims that UGI Utilities was liable under CERCLA as an operator of MGPs owned and operated by its former subsidiaries. The appellate panel reversed the trial court's decision that UGI Utilities was released from

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                             (Thousands of dollars)

     liability at three sites where UGI Utilities operated MGPs under lease. On October 7, 2005, UGI Utilities filed for reconsideration of the panel's order. On January 17, 2006, the Second Circuit denied UGI Utilities' request for reconsideration of the panel's order. UGI Utilities believes that any liability it may have for a share of the response costs at the three leased MGP sites will not have a material effect on its financial condition or results of operations.

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

6.   RELATED PARTY TRANSACTIONS

     UGI provides certain financial and administrative services to UGI Utilities. UGI bills UGI Utilities monthly for all direct and for an allocated share of indirect corporate expenses incurred or paid on behalf of UGI Utilities. These billed expenses are classified as operating and administrative expenses - related parties in the Condensed Statements of Income. In addition, UGI Utilities provides limited administrative services to UGI and

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                             (Thousands of dollars)

     certain of UGI's subsidiaries, principally payroll related services. Amounts billed to these entities by UGI Utilities for all periods presented were not material.

     Effective December 1, 2004, following a competitive bidding process, UGI Utilities entered into a Storage Contract Administration Agreement ("Storage Agreement") with Energy Services, Inc., a second-tier wholly owned subsidiary of UGI ("Energy Services"). The Storage Agreement was initially scheduled to expire on October 31, 2005, but effective November 1, 2005, UGI Utilities and Energy Services agreed to extend the Storage Agreement through October 31, 2008. Under the Storage Agreement, Energy Services provides a firm natural gas delivery service to UGI Utilities. UGI Utilities has released certain gas transportation and storage contracts through October 31, 2008 and transferred associated gas storage inventories to Energy Services. UGI Utilities may recall such released transportation and storage contracts without penalty if recalled to meet operational requirements, and if not recalled, the releases will terminate at the end of the term of the Storage Agreement. In exchange for the ability to utilize these assets, Energy Services pays a monthly fee to UGI Utilities. During the three months ended December 31, 2005, UGI Utilities purchased natural gas storage inventories from Energy Services under the Storage Agreement totaling $10,297 and incurred associated pipeline transportation and storage capacity charges of $5,435.

     UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) on its balance sheet under the caption "Inventories." The carrying value of these gas storage inventories at December 31, 2005, comprising approximately 8.7 billion cubic feet of natural gas, was $72,358.

     UGI Utilities has a Gas Supply and Delivery Service Agreement with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery services to Gas Utility during the peak heating-season months of November to March. In addition, from time to time, Gas Utility purchases natural gas or pipeline capacity from Energy Services. The aggregate amount of these transactions (exclusive of Storage Agreement transactions) during the three months ended December 31, 2005 and 2004, totaled $3,271 and $2,201, respectively.

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

                               UGI UTILITIES, INC.

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analysis compares our results of operations for the three months ended December 31, 2005 ("2005 three-month period") with the three months ended December 31, 2004 ("2004 three-month period"). Our analysis of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Financial Statements.

2005 THREE-MONTH PERIOD COMPARED WITH 2004 THREE-MONTH PERIOD

                                                           Increase
Three Months Ended December 31,      2005      2004       (Decrease)
-------------------------------     ------    ------    -------------
(Millions of dollars)
GAS UTILITY:
   Revenues                         $219.8    $161.2    $58.6   36.4%
   Total margin (a)                 $ 59.9    $ 54.6    $ 5.3    9.7%
   Operating income                 $ 35.7    $ 28.1    $ 7.6   27.0%
   Income before income taxes       $ 30.6    $ 24.1    $ 6.5   27.0%
   System throughput - bcf            22.9      23.0     (0.1)  (0.4)%
   Heating degree days - % warmer
       than normal (b)                (1.3)%    (4.9)%     --     --

ELECTRIC UTILITY:
   Revenues                         $ 23.9    $ 22.3    $ 1.6    7.2%
   Total margin (a)                 $ 11.2    $ 10.1    $ 1.1   10.9%
   Operating income                 $  6.5    $  4.7    $ 1.8   38.3%
   Income before income taxes       $  6.0    $  4.3    $ 1.7   39.5%
   Distribution sales - gwh          258.0     249.1      8.9    3.6%

bcf - billions of cubic feet. gwh - millions of kilowatt-hours.

(a) Gas Utility's total margin represents total revenues less cost of sales. Electric Utility's total margin represents total revenues less cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.3 million and $1.2 million in the three-month periods ended December 31, 2005 and 2004, respectively. For financial statement purposes, revenue-related taxes are included in "taxes other than income taxes" on the Condensed Statements of Income.

(b) Deviation from average heating degree days based upon weather data provided by the National Oceanic and Atmospheric Administration ("NOAA") for four airports located within Gas Utility's service territory.

GAS UTILITY. Weather in Gas Utility's service territory based upon heating degree-days was 1.3% warmer than normal during the 2005 three-month period and 3.7% colder than in the prior-year three-month period. During the 2005 three-month period, the Company revised its method of calculating heating degree day statistics to more accurately reflect temperatures across Gas Utility's service territory by using a four location average. Previously we reported degree day statistics using temperatures measured at one location in our service territory. Heating degree day statistics for the 2004 three-month period have been adjusted to reflect the revised method.

                               UGI UTILITIES, INC.

Notwithstanding the colder 2005 three-month period weather and year-over-year growth in the number of our customers, total distribution system throughput decreased slightly as a 0.8 bcf increase in sales to firm- residential, commercial and industrial ("retail core-market") customers was more than offset by lower volumes transported for firm and interruptible delivery service customers.

During the 2005 three-month period, the Company adjusted its method of estimating throughput and associated revenues for service provided through the end of the month but not yet billed by more closely correlating such estimated throughput to distribution system sendout data. The Company believes that the new method of estimating unbilled throughput results in a more accurate quarterly estimate of unbilled revenues and associated total margin. The change in the method of estimating unbilled throughput resulted in a 0.6 bcf increase in retail core-market volumes sold and associated increases in Gas Utility revenues and total margin of $10.2 million and $1.9 million, respectively. Gas Utility revenues increased $58.6 million during the 2005 three-month period principally resulting from a $48.7 million increase in retail core-market revenues, reflecting the effects of higher average purchased gas cost ("PGC") rates and the higher volumes sold, and a $7.9 million increase in revenues from low-margin off-system sales. Increases or decreases in retail core-market customer revenues and cost of sales result principally from changes in retail core-market volumes and the level of gas costs collected through the PGC recovery mechanism. Under this recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amount included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of the PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility's cost of gas was $159.9 million in the 2005 three-month period compared to $106.6 million in the 2004 three-month period reflecting the impact of the previously mentioned higher retail core-market purchased gas costs, the higher retail core-market volumes, and costs associated with the greater off-system sales.

Gas Utility total margin in the 2005 three-month period increased $5.3 million reflecting increased retail core-market margin principally resulting from the higher sales to retail core-market customers and higher average unit margins from interruptible customers.

Gas Utility operating income increased to $35.7 million in the 2005 three-month period from $28.1 million in the 2004 three-month period principally reflecting the $5.3 million increase in total margin and a $2.5 million decrease in total operating and administrative expenses partially offset by an increase in depreciation expense reflecting year-over-year increases in plant and equipment. Total operating and administrative expenses were lower than the prior-year period predominately reflecting lower stock-based incentive compensation costs, including such costs allocated by UGI, partially offset by increased uncollectible accounts expense. The increase in Gas Utility income before income taxes reflects the previously mentioned increase in operating

                               UGI UTILITIES, INC.

income partially offset by an increase in interest expense principally attributable to higher short-term debt outstanding and higher short-term interest rates.

ELECTRIC UTILITY. Electric Utility's 2005 three-month period kilowatt-hour sales were 3.6% higher than in the prior-year period. Electric Utility revenues increased $1.6 million in the 2005 three-month period largely reflecting a 4.5% increase in its Provider of Last Resort ("POLR") electric generation rates effective January 1, 2005 and the effects of the higher sales. Electric Utility's cost of sales increased $0.3 million as a result of the increased kilowatt-hour sales.

Electric Utility total margin in the 2005 three-month period increased $1.1 million compared to the 2004 three-month period principally reflecting the increase in POLR electric generation rates and the effect of the higher sales. During the 2005 three-month period, the Company adjusted its method of estimating sales and associated revenues for electricity consumed but not yet billed to its customers. The change in the method of estimating unbilled sales resulted in a 5 gwh increase in distribution system sales and associated increases in Electric Utility revenues and total margin of $0.4 million.

Operating income increased in the 2005 three-month period reflecting the increase in total margin and a decrease in operating and administrative expenses that reflects, in part, lower stock-based incentive compensation costs. The increase in income before income taxes principally reflects the higher operating income reduced by higher interest expense on short-term debt.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's total debt outstanding at December 31, 2005 totaled $382.5 million (including $145.5 million in bank loans) compared with $318.2 million (including $81.2 million in bank loans) at September 30, 2005. In December 2005, we refinanced $50 million of maturing 7.14% Medium-Term Notes with proceeds from the issuance of $50 million of 5.64% Medium-Term Notes due 2015.

The Company has revolving credit commitments under which it may borrow up to $110 million. These agreements expire in June 2007 through June 2008. From time to time, UGI Utilities enters into short-term borrowings under uncommitted arrangements with major banks in order to meet liquidity needs during the peak-heating season. At December 31, 2005, UGI Utilities had two $35 million borrowings outstanding under these uncommitted arrangements and $75.5 million in borrowings outstanding under the revolving credit agreements. Short-term borrowings, including borrowings under revolving credit agreements, are classified as bank loans on the Condensed Balance Sheets. UGI Utilities also has a shelf registration statement with the Securities and Exchange Commission under which it may issue up to an additional $75 million of Medium-Term Notes or other debt securities. During the three months ended December 31, 2005 and 2004, peak bank loan borrowings totaled $155.1 million and $89.7

                               UGI UTILITIES, INC.

million, respectively. Average daily bank loan borrowings were $101.6 million and $63.6 million during the three months ended December 31, 2005 and 2004, respectively. The increase in bank loan borrowings during the 2005 three-month period reflects, in large part, borrowings to fund increased working capital resulting principally from higher natural gas prices.

CASH FLOWS

OPERATING ACTIVITIES. Due to the seasonal nature of UGI Utilities' gas business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay bills for gas and electricity consumed during the peak heating-season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company's investment in working capital, principally accounts receivable and inventories, is generally greatest. UGI Utilities uses short-term borrowings, primarily its revolving credit agreements, to manage these seasonal cash flow needs. Cash used by operating activities was $47.4 million during the three months ended December 31, 2005 compared with $3.1 million during the prior-year three-month period. Cash flow from operating activities before changes in operating working capital was $39.5 million in the 2005 three-month period compared to $26.7 million in the prior-year three-month period reflecting, in large part, higher operating results and higher non-cash deferred income tax expense. Changes in operating working capital used $86.9 million of operating cash flow during the 2005 three-month period compared with $29.8 million used during the prior-year three-month period reflecting, in large part, the effects of the higher gas costs on accounts receivable and inventories and higher net undercollections of deferred fuel costs.

INVESTING ACTIVITIES. Cash used by investing activities was $9.9 million in both the 2005 and 2004 three-month periods. Expenditures for property, plant and equipment in the 2005 three-month period were comparable with the prior-year period.

FINANCING ACTIVITIES. Cash used by financing activities was $57.2 million in the 2005 three-month period compared with $14.6 million in the prior-year period. Financing activity cash flows are primarily the result of issuances and repayments of long-term debt, net short-term borrowings including borrowings under revolving credit agreements, dividends on common shares and capital contributions from UGI. During the 2005 and 2004 three-month periods, we paid dividends of $7.1 million and $7.5 million, respectively, to UGI. During the 2005 three-month period, we had net short-term borrowings of $64.3 million compared to net borrowings of $22.1 million in the prior-year period. As previously mentioned, in December 2005, we refinanced $50 million of our maturing 7.14% Medium-Term Notes through the issuance of $50 million of 5.64% Medium-Term Notes due 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Gas Utility's tariffs contain clauses that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to its customers. The recovery clauses provide for periodic

                               UGI UTILITIES, INC.

adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses exchange-traded natural gas call option contracts to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these call option contracts, net of any associated gains, is included in Gas Utility's PGC recovery mechanism

Electric Utility purchases its power needs from electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market. Prices for electricity can be volatile especially during periods of high demand or tight supply. In accordance with POLR settlements approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2006. In accordance with these settlements, Electric Utility increased its POLR generation rates for all metered customers by a total 7.5% of its total rates in effect on December 31, 2004 (an increase of 4.5% effective January 1, 2005 and an additional increase of 3% effective January 1, 2006). Currently, Electric Utility's fixed-price power and capacity contracts with electricity suppliers mitigate a substantial portion of its commodity price risk associated with POLR service rate limits in effect through December 31, 2006. With respect to its existing fixed-price power and capacity contracts, should any of the counterparties fail to provide electric power or capacity under the terms of such contracts, any increases in the cost of replacement power or capacity could negatively impact Electric Utility results. In order to reduce the risk associated with non-performance, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them. At December 31, 2005, Electric Utility held $5.9 million in collateral deposits which are reflected in other current liabilities on the Condensed Balance Sheet. Electric Utility has and may enter into electric price swap agreements to reduce the volatility in the cost of a portion of its anticipated electricity requirements.

Our variable-rate debt includes short-term borrowings, including borrowings under our revolving credit agreements. These agreements provide for interest rates on borrowings that are indexed to short-term market interest rates. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we expect to refinance such debt with new debt having an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with near-term issuances of fixed-rate debt, we may enter into interest rate protection agreements.

The fair values of our unsettled market risk sensitive derivative instruments reflect the estimated amount that we would expect to receive or pay to terminate the contract based upon quoted market prices of comparable contracts at December 31, 2005. At December 31, 2005, the fair value of our electricity price swap was a gain of $7.5 million. An adverse change in electricity prices of ten percent would result in a $1.5 million decrease in the fair value of the swap. At December 31, 2005, the fair value of our unsettled interest rate protection agreements, which have been designated and qualify as cash flow hedges, was a gain of $0.2 million. An adverse change in interest rates on ten-year U.S. treasury notes of ten percent would result in a $0.4 million decrease in the fair value of these interest rate protection agreements.

                               UGI UTILITIES, INC.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and
     (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure..

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

The trial court granted UGI Utilities' motion for summary judgment and dismissed ConEd's complaint. The grant of summary judgment was entered April 1, 2004. ConEd appealed and on September 9, 2005 a panel of the Second Circuit Court of Appeals affirmed in part and reversed in part the decision of the trial court. The appellate panel affirmed the trial court's decision dismissing claims that UGI Utilities was liable under CERCLA as an operator of MGPs owned and operated by its former subsidiaries. The appellate panel reversed the trial court's decision that Utilities was released from liability at three sites where UGI Utilities operated MGPs under lease. On October 7, 2005, UGI Utilities filed for reconsideration of the panel's order. On January 17, 2006, the Second Circuit Court of Appeals denied UGI Utilities' request for reconsideration of the panel's order. UGI Utilities believes that any liability it may have for a share of the response costs at the three leased MGP sites will not have a material effect on its financial condition or results of operations.

                               UGI UTILITIES, INC.

ITEM 6. EXHIBITS

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

          12.1 Computation of ratio of earnings to fixed charges.

          31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                               UGI UTILITIES, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UGI Utilities, Inc.
                                        (Registrant)


Date: February 9, 2006                  By: /s/ John C. Barney
                                            ------------------------------------
                                            John C. Barney
                                            Senior Vice President - Finance
                                            (Principal Financial Officer)

                               UGI UTILITIES, INC.

                                  EXHIBIT INDEX

12.1 Computation of ratio of earnings to fixed charges.

31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2005, pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2005, pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.