Form 10-Q
period 2006-03-31
UGI UTILITIES INC
filed 2006-05-10
CIK 100548

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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
Large accelerated filer       Accelerated filer       Non-accelerated filer  X
                        ---                     ---                         ---

     Indicated by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X
                                                -----    -----

     At April 30, 2006, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

                               UGI UTILITIES, INC.

                                TABLE OF CONTENTS

                                                                          PAGES
                                                                         -------
PART I FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Balance Sheets as of March 31, 2006,
                  September 30, 2005 and March 31, 2005                     1

               Condensed Statements of Income for the three and six
                  months ended March 31, 2006 and 2005                      2

               Condensed Statements of Cash Flows for the
                  six months ended March 31, 2006 and 2005                  3

               Notes to Condensed Financial Statements                    4 - 14

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    15 - 22

      Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk                                                   23 - 24

      Item 4.  Controls and Procedures                                      25

PART II OTHER INFORMATION

      Item 1.  Legal Proceedings                                            25

      Item 1A. Risk Factors                                                 26

      Item 6.  Exhibits                                                     26

      Signatures                                                            27

                               UGI UTILITIES, INC.

                            CONDENSED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                                                           March 31,   September 30,   March 31,
                                                                              2006          2005          2005
                                                                           ---------   -------------   ---------
ASSETS
   Current assets:
      Cash and cash equivalents                                             $  3,582      $  2,686     $  2,008
      Accounts receivable (less allowances for doubtful accounts
         of $8,909, $4,562 and $7,448, respectively)                         121,363        48,597      101,852
      Accounts receivable - related parties                                    2,984         1,063        1,492
      Accrued utility revenues                                                32,876        10,360       27,418
      Inventories                                                             28,254        71,584        8,934
      Deferred income taxes                                                    8,790        12,484       15,396
      Derivative financial instruments                                         1,814         5,688        2,613
      Prepaid expenses and other current assets                                4,895         3,875        4,381
                                                                            --------      --------     --------
         Total current assets                                                204,558       156,337      164,094
   Property, plant and equipment, at cost (less accumulated depreciation
      and amortization of $341,126, $330,329 and $323,100, respectively)     665,213       655,322      639,487
   Regulatory assets                                                          61,956        61,334       66,171
   Other assets                                                               29,608        30,680       29,678
                                                                            --------      --------     --------
      Total assets                                                          $961,335      $903,673     $899,430
                                                                            ========      ========     ========
LIABILITIES AND STOCKHOLDER'S  EQUITY
   Current liabilities:
      Current maturities of long-term debt                                  $     --      $ 50,000     $ 70,000
      Bank loans                                                             123,300        81,200       39,200
      Accounts payable                                                        55,129        38,430       55,905
      Accounts payable - related parties                                       5,259        14,371        7,338
      Employee compensation and benefits accrued                               6,794         9,007        8,219
      Customer deposits and refunds                                           14,272        20,064       12,183
      Deferred fuel refunds                                                    7,504        17,370       23,973
      Accrued income taxes                                                    11,456            --       21,418
      Electric supplier collateral deposits                                       --        13,500        5,400
      Other current liabilities                                               12,449        15,444       14,382
                                                                            --------      --------     --------
         Total current liabilities                                           236,163       259,386      258,018
   Long-term debt                                                            237,000       187,030      167,090
   Deferred income taxes                                                     161,248       160,920      162,877
   Deferred investment tax credits                                             6,998         7,193        7,390
   Other noncurrent liabilities                                               16,077        14,213       13,337
                                                                            --------      --------     --------
         Total liabilities                                                   657,486       628,742      608,712
   Commitments and contingencies (note 5)
   Common stockholder's equity:
      Common Stock, $2.25 par value (authorized - 40,000,000 shares;
         issued and outstanding - 26,781,785 shares)                          60,259        60,259       60,259
      Additional paid-in capital                                              80,622        80,622       79,773
      Retained earnings                                                      161,467       133,807      151,317
      Accumulated other comprehensive income (loss)                            1,501           243         (631)
                                                                            --------      --------     --------
         Total common stockholder's equity                                   303,849       274,931      290,718
                                                                            --------      --------     --------
      Total liabilities and stockholder's equity                            $961,335      $903,673     $899,430
                                                                            ========      ========     ========

See accompanying notes to condensed financial statements.

                               UGI UTILITIES, INC.

                         CONDENSED STATEMENTS OF INCOME
                                   (unaudited)
                             (Thousands of dollars)

                                                      Three Months Ended     Six Months Ended
                                                          March 31,             March 31,
                                                     -------------------   -------------------
                                                       2006       2005       2006       2005
                                                     --------   --------   --------   --------
Revenues                                             $321,645   $281,454   $565,318   $464,935
                                                     --------   --------   --------   --------
Costs and expenses:
   Cost of sales - gas, fuel and purchased power      238,193    189,200    409,439    306,789
   Operating and administrative expenses               27,459     25,776     49,445     48,541
   Operating and administrative expenses - related
      parties                                           3,992      2,522      4,718      5,617
   Taxes other than income taxes                        3,720      3,739      6,982      6,927
   Depreciation and amortization                        6,295      5,966     12,483     11,766
   Other income, net                                   (1,220)    (1,419)    (3,181)    (3,244)
                                                     --------   --------   --------   --------
                                                      278,439    225,784    479,886    376,396
                                                     --------   --------   --------   --------
Operating income                                       43,206     55,670     85,432     88,539
Interest expense                                        5,320      4,622     10,956      9,148
                                                     --------   --------   --------   --------
Income before income taxes                             37,886     51,048     74,476     79,391
Income taxes                                           14,857     20,340     29,522     31,717
                                                     --------   --------   --------   --------
Net income                                           $ 23,029   $ 30,708   $ 44,954   $ 47,674
                                                     ========   ========   ========   ========

See accompanying notes to condensed financial statements.

                               UGI UTILITIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)

                                                                      Six Months Ended
                                                                          March 31,
                                                                    --------------------
                                                                       2006       2005
                                                                    ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $  44,954   $ 47,674
   Adjustments to reconcile net income to net cash used
      by operating activities:
      Depreciation and amortization                                    12,483     11,766
      Deferred income taxes, net                                        2,351     (5,464)
      Provision for uncollectible accounts                              6,980      6,548
      Other, net                                                          780      1,073
      Net change in:
         Accounts receivable and accrued utility revenues            (104,183)   (88,671)
         Inventories                                                   43,330     56,243
         Deferred fuel costs                                           (9,866)    14,827
         Accounts payable                                               7,587      2,264
         Other current assets and liabilities                          (5,913)    15,094
                                                                    ---------   --------
      Net cash (used) provided by operating activities                 (1,497)    61,354
                                                                    ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant and equipment                     (21,878)   (19,287)
   Net costs of property, plant and equipment disposals                  (535)      (568)
                                                                    ---------   --------
      Net cash used by investing activities                           (22,413)   (19,855)
                                                                    ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of dividends                                               (17,294)   (17,812)
   Redemption of preferred shares subject to mandatory redemption          --    (20,000)
   Increase in bank loans with maturities of
      three months or less                                            112,100    (21,700)
   Repayments of debt including bank loans with maturities
      greater than three months                                      (120,000)        --
   Issuance of debt                                                    50,000     20,000
                                                                    ---------   --------
      Net cash provided (used) by financing activities                 24,806    (39,512)
                                                                    ---------   --------
   Cash and cash equivalents increase                               $     896   $  1,987
                                                                    =========   ========
CASH AND CASH EQUIVALENTS:
   End of period                                                    $   3,582   $  2,008
   Beginning of period                                                  2,686         21
                                                                    ---------   --------
      Increase                                                      $     896   $  1,987
                                                                    =========   ========

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

     COMPREHENSIVE INCOME. The following table presents the components of comprehensive income for the three and six months ended March 31, 2006 and 2005:

                             Three Months Ended    Six Months Ended
                                  March 31,           March 31,
                             ------------------   -----------------
                                2006      2005      2006      2005
                              -------   -------   -------   -------
Net income                    $23,029   $30,708   $44,954   $47,674
Other comprehensive income        144     1,494     1,258       824
                              -------   -------   -------   -------
Comprehensive income          $23,173   $32,202   $46,212   $48,498
                              -------   -------   -------   -------

     Other comprehensive income comprises changes in the fair value of interest rate protection and electricity price swap agreements qualifying as hedges, net of reclassifications to net income.

     EQUITY-BASED COMPENSATION. Under UGI's 2004 Omnibus Equity Compensation Plan ("OECP"), certain key employees of UGI Utilities may be granted stock options and other equity-based awards ("Units") of UGI Common Stock. Such awards typically vest ratably over a period of years (generally three years). There are certain change of control and retirement eligibility conditions that, if met, generally result in an acceleration of vesting. Stock options for UGI Common Stock generally can be exercised no later than ten years from the grant date. Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). Prior to October 1, 2005, as permitted, we applied the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                (Thousands of dollars, except per share amounts)

     Employees" ("APB 25"), in recording compensation expense for grants of stock, stock options and other equity instruments to employees. Under APB 25, the Company did not record any compensation expense for stock options, but provided the required pro forma disclosures as if we had determined compensation expense under the fair value method prescribed by the provisions of SFAS No. 123. Under SFAS 123R, all equity-based compensation cost is measured on the grant date or at period end based on the fair value of that award and is recognized in the income statement over the requisite service period.

     As permitted by the standard, under the modified prospective approach, effective October 1, 2005, we began recording compensation expense for awards that were not vested as of that date and we did not restate any of the prior periods. We used the Black-Scholes option-pricing model to estimate the fair value of each option prior to adoption of SFAS 123R and continue to use this model. The adoption of SFAS 123R resulted in compensation expense associated with stock options of $145 ($85 after-tax) and $188 ($110 after-tax) during the three and six months ended March 31, 2006, respectively. As of March 31, 2006, there was $529 of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 2.1 years. Assuming no significant change in the level of future stock option grants to UGI Utilities' employees, we do not believe that compensation expense associated with stock options will have a material impact on our financial position, results of operations or cash flows.

     Both prior to and after the adoption of SFAS 123R, we measured and recorded compensation cost of Units awarded that can be settled at UGI's option in cash or shares of Common Stock, or a combination of both, based upon their fair value as of the end of each period. The fair value of Units is dependent upon UGI's stock price and its performance in comparison to a group of peer companies. The fair value of these awards is expensed over requisite service periods.

     We recorded total net pre-tax equity-based compensation expense (benefit) of $431 and $(190) during the three and six months ended March 31, 2006, respectively. The total net after-tax equity-based compensation expense (benefit) recorded during the three and six months ended March 31, 2006 was $252 and $(111), respectively. The net equity-based compensation benefit recorded during the six months ended March 31, 2006 is principally due to changes in the fair value of awards made under the OECP, largely resulting from changes in the price of UGI's stock.

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                (Thousands of dollars, except per share amounts)

     The following table illustrates the effects on net income as if we had applied the provisions of SFAS 123R to all equity-based compensation awards for the comparable periods prior to the adoption of SFAS 123R.

                                                         Three Months Ended   Six Months Ended
                                                              March 31,           March 31,
                                                                2005                2005
                                                         ------------------   ----------------
Net income, as reported                                       $30,708             $47,674
Add: Equity-based employee compensation
     expense included in reported net income, net
     of related tax effects                                       136                 581
Deduct: Total equity-based employee compensation
        expense determined under the fair value method
        for all awards, net of related tax effects               (215)               (705)
Pro forma net income                                          $30,629             $47,550

     During the six months ended March 31, 2006, a portion of vested Unit awards were settled in shares of UGI Common Stock and $384 in cash. As of March 31, 2006, there was a total of $782 of unrecognized compensation expense associated with 66,234 Unit awards that are expected to be recognized over a weighted average period of 2.1 years. At March 31, 2006, total liabilities of $828 associated with Unit awards are reflected in other current liabilities and other noncurrent liabilities in the Condensed Balance Sheet.

     The following table illustrates the number of unvested Unit awards:

                                         Number of     Average Fair
                                         UGI Units   Value (per Unit)
                                         ---------   ----------------
Non-vested awards - September 30, 2005     27,182         $30.19
Granted                                    19,500
Vested                                    (13,557)
Non-vested awards - March 31, 2006         33,125         $23.29

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

2.   SEGMENT INFORMATION

     We have two reportable segments: (1) Gas Utility and (2) Electric Utility. The accounting policies of our two reportable segments are the same as those described in the Significant Accounting Policies note contained in the Company's 2005 Annual Report. We evaluate each segment's profitability principally based upon its income before income taxes. No single customer represents more than 10% of the total revenues of

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                (Thousands of dollars, except per share amounts)

     either Gas Utility or Electric Utility. There are no significant intersegment transactions. In addition, all of our reportable segments' revenues are derived from sources within the United States. Financial information by business segment follows:

THREE MONTHS ENDED MARCH 31, 2006:

                                                              Gas     Electric
                                                  Total     Utility    Utility
                                                --------   --------   --------
Revenues                                        $321,645   $296,218   $ 25,427
Cost of sales - gas, fuel and purchased power    238,193    222,989     15,204
Depreciation and amortization                      6,295      5,468        827
Operating income                                  43,206     39,918      3,288
Interest expense                                   5,320      4,591        729
Income before income taxes                        37,886     35,327      2,559
Total assets at period end                       961,335    853,262    108,073

THREE MONTHS ENDED MARCH 31, 2005:

                                                              Gas     Electric
                                                  Total     Utility    Utility
                                                --------   --------   --------
Revenues                                        $281,454   $255,861    $25,593
Cost of sales - gas, fuel and purchased power    189,200    177,283     11,917
Depreciation and amortization                      5,966      5,176        790
Operating income                                  55,670     48,541      7,129
Interest expense                                   4,622      4,037        585
Income before income taxes                        51,048     44,504      6,544
Total assets at period end                       899,430    802,188     97,242

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                (Thousands of dollars, except per share amounts)

SIX MONTHS ENDED MARCH 31, 2006:

                                                              Gas     Electric
                                                  Total     Utility    Utility
                                                --------   --------   --------
Revenues                                        $565,318   $516,017   $ 49,301
Cost of sales - gas, fuel and purchased power    409,439    382,909     26,530
Depreciation and amortization                     12,483     10,843      1,640
Operating income                                  85,432     75,608      9,824
Interest expense                                  10,956      9,700      1,256
Income before income taxes                        74,476     65,908      8,568
Total assets at period end                       961,335    853,262    108,073

SIX MONTHS ENDED MARCH 31, 2005:

                                                              Gas     Electric
                                                  Total     Utility    Utility
                                                --------   --------   --------
Revenues                                        $464,935   $417,080    $47,855
Cost of sales - gas, fuel and purchased power    306,789    283,888     22,901
Depreciation and amortization                     11,766     10,230      1,536
Operating income                                  88,539     76,687     11,852
Interest expense                                   9,148      8,110      1,038
Income before income taxes                        79,391     68,577     10,814
Total assets at period end                       899,430    802,188     97,242

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

     Net periodic pension expense and other postretirement benefit costs relating to UGI Utilities' employees include the following components:


                                                      Other Postretirement
                                   Pension Benefits         Benefits
                                     Three Months      Three Months Ended
                                   Ended March 31,          March 31,
                                  -----------------   --------------------
                                    2006      2005        2006    2005
                                  -------   -------      -----   -----
Service cost                      $ 1,309   $ 1,090      $  32   $  29
Interest cost                       3,220     2,998        204     368
Expected return on assets          (4,444)   (3,975)      (152)   (119)
Amortization of:
   Transition obligation               --        --         --     169
   Prior service cost (benefit)       196       155        (55)     --
   Actuarial loss                     427       308         48      81
                                  -------   -------      -----   -----
Net benefit cost                      708       576         77     528
Change in regulatory and other
   assets and liabilities             (93)       --        698     247
                                  -------   -------      -----   -----
Net expense                       $   615   $   576      $ 775   $ 775
                                  -------   -------      -----   -----

                                                      Other Postretirement
                                   Pension Benefits         Benefits
                                   Six Months Ended     Six Months Ended
                                      March 31,             March 31,
                                  -----------------   --------------------
                                    2006      2005       2006     2005
                                  -------   -------     ------   ------
Service cost                      $ 2,620   $ 2,180     $   65   $   57
Interest cost                       6,442     5,996        408      737
Expected return on assets          (8,892)   (7,950)      (305)    (238)
Amortization of:
   Transition obligation               --        --         --      338
   Prior service cost (benefit)       392       310       (110)      --
   Actuarial loss                     854       616         96      163
                                  -------   -------     ------   ------
Net benefit cost                    1,416     1,152        154    1,057
Change in regulatory and other
   assets and liabilities            (182)       --      1,396      493
                                  -------   -------     ------   ------
Net expense                       $ 1,234   $ 1,152     $1,550   $1,550
                                  -------   -------     ------   ------

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                (Thousands of dollars, except per share amounts)

     UGI Utilities Pension Plan assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any contributions to the UGI Utilities Pension Plan during the year ending September 30, 2006. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees' Beneficiary Association ("VEBA") trust to fund and pay UGI Utilities' postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The difference between the annual amount calculated and the amount included in UGI Utilities rates is deferred for future recovery from, or refund to, ratepayers. During the six months ended March 31, 2006, the Company made contributions of approximately $360 to the VEBA and expects to contribute a total of approximately $750 during the twelve months ending September 30, 2006.

     We also sponsor an unfunded and non-qualified supplemental executive retirement income plan. We recorded pre-tax expense for this plan of $105 and $201 for the three and six months ended March 31, 2006, respectively, and $108 and $216 for the three and six months ended March 31, 2005, respectively.

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

     By letter dated August 5, 2004, Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities, (together the "Northeast Companies"), demanded contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the plants from 1883 to 1941. By letter dated March 17, 2006, the Northeast Companies estimated that remediation costs for all of the sites would total approximately $215,000 and claimed that UGI Utilities is responsible for approximately $103,000 of this amount. Based on information supplied by the Northeast Companies and UGI Utilities' own investigation, UGI Utilities believes that it may have operated one of the sites, Waterbury North, under lease for a portion of its operating history. UGI Utilities is reviewing the Northeast Companies' estimate that remediation costs at Waterbury North could total $23,000. UGI Utilities believes that it will have good defenses to any action that may arise out of the remaining sites.

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

     Effective December 1, 2004, following a competitive bidding process, UGI Utilities entered into a Storage Contract Administrative Agreement ("Storage Agreement") with Energy Services, Inc., a second-tier wholly owned subsidiary of UGI ("Energy Services"). The Storage Agreement was initially scheduled to expire on October 31, 2005, but effective November 1, 2005, UGI Utilities and Energy Services agreed to extend the Storage Agreement through October 31, 2008. Under the Storage Agreement, Energy Services provides a firm natural gas delivery service to UGI Utilities. UGI Utilities has released certain gas transportation and storage contracts through October 31, 2008 and transferred associated gas storage inventories to Energy Services. UGI Utilities may recall such released transportation and storage contracts without penalty if recalled to meet operational requirements, and if not recalled, the releases will terminate at the end of the term of the Storage Agreement. In exchange for the ability to utilize these assets, Energy Services pays a monthly fee to UGI Utilities. During the three and six months ended March 31, 2006, UGI Utilities incurred costs associated with purchases of natural gas storage inventories from Energy Services pursuant to the Storage Agreement totaling $267 and $10,565, respectively, and incurred associated pipeline transportation and storage capacity charges of $5,479 and $10,914, respectively.

     UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) on its balance sheet under the caption "Inventories." The carrying value of these gas storage inventories at March 31, 2006, comprising approximately
     2.8 billion cubic feet of natural gas, was $25,410.

     UGI Utilities has a Gas Supply and Delivery Service Agreement with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility during the peak heating-season months of November to March. In addition, from time to time, Gas Utility purchases natural gas or pipeline capacity from Energy Services. The aggregate amount of these transactions (exclusive of Storage Agreement transactions) during the three months ended March 31, 2006 and 2005, totaled

                               UGI UTILITIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                (Thousands of dollars, except per share amounts)

     $5,664 and $5,865, respectively, and during the six months ended March 31, 2006 and 2005, totaled $8,935 and $8,066, respectively.

     From time to time, the Company sells natural gas or pipeline capacity to Energy Services. During the three and six month periods ended March 31, 2006 and 2005, these transactions did not have a material effect on the Company's financial position, results of operations or cash flows.

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

                               UGI UTILITIES, INC.

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended March 31, 2006 ("2006 three-month period") with the three months ended March 31, 2005 ("2005 three-month period") and (2) the six months ended March 31, 2006 ("2006 six-month period") with the six months ended March 31, 2005 ("2005 six-month period"). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Financial Statements.

2006 THREE-MONTH PERIOD COMPARED WITH 2005 THREE-MONTH PERIOD

                                                                    Increase
Three Months Ended March 31,                  2006      2005       (Decrease)
----------------------------                 ------    ------   ----------------
(Millions of dollars)
GAS UTILITY:
   Revenues (a)                              $296.2    $255.9   $ 40.3    15.7%
   Total margin (a) (b)                      $ 73.2    $ 78.6   $ (5.4)   (6.9)%
   Operating income                          $ 39.9    $ 48.5   $ (8.6)  (17.7)%
   Income before income taxes                $ 35.3    $ 44.5   $ (9.2)  (20.7)%
   System throughput - bcf (a)                 27.1      31.0     (3.9)  (12.6)%
   Heating degree days - % (warmer) colder
      than normal (c)                         (13.0)%     2.7%      --      --
ELECTRIC UTILITY:
   Revenues (a)                              $ 25.4    $ 25.6   $ (0.2)   (0.8)%
   Total margin (a) (b)                      $  8.8    $ 12.3   $ (3.5)  (28.5)%
   Operating income                          $  3.3    $  7.1   $ (3.8)  (53.5)%
   Income before income taxes                $  2.6    $  6.5   $ (3.9)  (60.0)%
   Distribution sales - gwh (a)               268.4     282.1    (13.7)   (4.9)%

bcf - billions of cubic feet. gwh - millions of kilowatt-hours.

(a) Beginning in Fiscal 2006, Gas Utility and Electric Utility adjusted their methods of estimating unbilled sales volumes and associated revenues for service provided through the end of the month by more closely correlating such estimated sales volumes to distribution system sendout data. The Company believes that the new methods of estimating unbilled sales volumes results in a more accurate quarterly estimate of unbilled revenues and associated total margin. The change in the method of estimating Gas Utility's unbilled sales volumes resulted in a
0.3 bcf decrease in retail core-market volumes sold and associated decreases in Gas Utility revenues and total margin of $5.8 million and $1.1 million, respectively, for the three months ended March 31, 2006. In addition, the change in the method of estimating Electric Utility's unbilled sales volumes resulted in a 3.3 gwh decrease in distribution system sales and associated decreases in Electric Utility revenues and total margin of $0.3 million, for the three months ended March 31, 2006.

(b) Gas Utility's total margin represents total revenues less cost of sales. Electric Utility's total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.4 million in both of the three-month periods ended March 31, 2006 and 2005. For financial statement

                              UGI UTILITIES, INC.

purposes, revenue-related taxes are included in "Taxes other than income taxes" on the Condensed Statements of Income.

(c) Deviation from average heating degree days based upon weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for four airports located within our service territory. The 2005 three-month period degree day statistics have been restated to reflect the current-year, four-location average from the previous single location statistic.

GAS UTILITY. Weather in Gas Utility's service territory based upon heating degree-days was 13.0% warmer than normal during the 2006 three-month period and 2.7% colder than normal in the prior-year three-month period.

Notwithstanding year-over-year growth in the number of Gas Utility's customers, total distribution system throughput decreased 12.6% in the 2006 three-month period reflecting a 2.6 bcf decrease in sales to firm- residential, commercial and industrial ("retail core-market") customers and lower volumes transported for firm and interruptible delivery service customers. The decrease in distribution system throughput largely reflects the effects of significantly warmer than normal weather and, to a lesser extent, continued effects of customer conservation resulting from significantly higher natural gas prices.

Notwithstanding the decline in distribution system throughput, Gas Utility revenues increased $40.3 million during the 2006 three-month period principally reflecting a $28.0 million increase in retail core-market revenues, the result of higher average purchased gas cost ("PGC") rates, and a $15.1 million increase in revenues from low-margin off-system sales partially offset by the lower volumes sold. Increases or decreases in retail core-market customer revenues and cost of sales result principally from changes in retail core-market volumes and the level of gas costs collected through the PGC recovery mechanism. Under this recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amount included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of the PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility's cost of gas was $223.0 million in the 2006 three-month period compared to $177.3 million in the 2005 three-month period reflecting the impact of the previously mentioned higher retail core-market purchased gas costs and greater costs associated with the higher off-system sales.

Gas Utility total margin in the 2006 three-month period decreased $5.4 million reflecting decreased retail core-market margin principally resulting from the lower sales to retail core-market customers and lower volumes transported for delivery service customers. These declines were partially offset by higher total margin from interruptible customers and customer assistance tariff revenues.

Gas Utility operating income decreased to $39.9 million in the 2006 three-month period from $48.5 million in the 2005 three-month period principally reflecting the previously mentioned

                              UGI UTILITIES, INC.

$5.4 million decrease in total margin and a $2.8 million increase in total operating and administrative expenses. Total operating and administrative expenses were higher than the prior-year period predominately due to (1) increased required environmental remediation reserves, (2) higher stock-based incentive compensation costs, including such costs allocated by UGI, and (3) higher customer assistance expenses reflecting the effects of an expansion of our customer assistance program.

The decrease in Gas Utility income before income taxes reflects the previously mentioned decrease in operating income and an increase in interest expense principally attributable to higher short-term debt outstanding and higher short-term interest rates.

ELECTRIC UTILITY. Electric Utility's 2006 three-month period kilowatt-hour sales were 4.9% lower than in the prior-year period which is largely attributable to 9% warmer than normal weather in Electric Utility's service area compared to 7% colder than normal in the prior-year three-month period (based upon heating degree day statistics). Electric Utility revenues decreased slightly in the 2006 three-month period largely reflecting the effects of the decreased sales partially offset by an increase in its Provider of Last Resort ("POLR") revenues of 3% effective January 1, 2006. Electric Utility's cost of sales increased to $15.2 million in the 2006 three-month period from $11.9 million in the 2005 three-month period reflecting higher per unit purchased power costs partially offset by the effects of the lower sales.

Electric Utility total margin in the 2006 three-month period decreased $3.5 million compared to the 2005 three-month period principally reflecting the higher per unit purchased power costs and the effects of the lower sales.

Operating income decreased in the 2006 three-month period reflecting the decrease in total margin and an increase in operating and administrative expenses that reflects, in part, higher stock-based incentive compensation costs. The decrease in income before income taxes principally reflects the lower operating income and higher interest expense on short-term debt.

                              UGI UTILITIES, INC.

2006 SIX-MONTH PERIOD COMPARED WITH 2005 SIX-MONTH PERIOD

                                                                           Increase
Six Months Ended March 31,                           2006      2005       (Decrease)
--------------------------                          ------    ------    -------------
(Millions of dollars)
GAS UTILITY:
   Revenues (a)                                     $516.0    $417.1    $98.9    23.7%
   Total margin (a) (b)                             $133.1    $133.2    $(0.1)   (0.1)%
   Operating income                                 $ 75.6    $ 76.7    $(1.1)   (1.4)%
   Income before income taxes                       $ 65.9    $ 68.6    $(2.7)   (3.9)%
   System throughput - bcf (a)                        50.1      53.9     (3.8)   (7.1)%
   Heating degree days - % warmer than normal (c)      8.2%      0.4%      --      --

ELECTRIC UTILITY:
   Revenues (a)                                     $ 49.3    $ 47.9    $ 1.4     2.9%
   Total margin (a) (b)                             $ 20.1    $ 22.3    $(2.2)   (9.9)%
   Operating income                                 $  9.8    $ 11.9    $(2.1)  (17.6)%
   Income before income taxes                       $  8.6    $ 10.8    $(2.2)  (20.4)%
   Distribution sales - gwh (a)                      526.4     531.2     (4.8)   (0.9)%

(a) Beginning in Fiscal 2006, Gas Utility and Electric Utility adjusted their methods of estimating unbilled sales volumes and associated revenues for service provided through the end of the month by more closely correlating such estimated sales volumes to distribution system sendout data. The Company believes that the new methods of estimating unbilled sales volumes results in a more accurate quarterly estimate of unbilled revenues and associated total margin. The change in the method of estimating unbilled sales volumes did not have a material effect on Gas Utility or Electric Utility sales volumes, revenues or margin for the six months ended March 31, 2006.

(b) Gas Utility's total margin represents total revenues less cost of sales. Electric Utility's total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $2.7 million in both of the six-month periods ended March 31, 2006 and 2005. For financial statement purposes, revenue-related taxes are included in "Taxes other than income taxes" on the Condensed Statements of Income.

(c) Deviation from average heating degree days based upon weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for four airports located within our service territory. The 2005 three-month period degree day statistics have been restated to reflect the current-year, four-location average from the previous single location statistic.

GAS UTILITY. Weather in Gas Utility's service territory based upon heating degree-days was 8.2% warmer than normal during the 2006 six-month period and approximately normal in the prior-year six-month period.

Notwithstanding year-over-year growth in the number of our customers, total distribution system throughput decreased 3.8 bcf due to lower volumes transported for firm and interruptible delivery service customers and a decrease in sales to retail core-market customers reflecting the warmer weather and price-induced customer conservation.

                              UGI UTILITIES, INC.

Gas Utility revenues increased $98.9 million during the 2006 six-month period principally reflecting a $76.7 million increase in retail core-market revenues, the result of higher average PGC rates, and a $23.0 million increase in revenues from low-margin off-system sales. Gas Utility's cost of gas was $382.9 million in the 2006 six-month period compared to $283.9 million in the 2005 six-month period reflecting the impact of the previously mentioned higher retail core-market purchased gas costs and greater costs associated with the higher off-system sales.

Gas Utility total margin in the 2006 six-month period was comparable to the prior-year six-month period as the decrease in margin largely associated with lower sales to retail-core market customers was offset by higher total margin from interruptible customers.

Gas Utility operating income decreased $1.1 million in the 2006 six-month period compared to the 2005 six-month period principally reflecting increased depreciation expense and $0.3 million of increased operating and administrative expenses. Total operating and administrative expenses were slightly higher than the prior-year period predominately reflecting increased required environmental remediation reserves and higher uncollectible accounts and customer assistance expenses largely offset by lower stock-based incentive compensation costs, including such costs allocated by UGI, and lower distribution system maintenance expenses resulting, in part, from the mild heating-season weather.

The decrease in Gas Utility income before income taxes reflects the previously mentioned decrease in operating income and an increase in interest expense attributable to higher short-term debt outstanding and higher short-term interest rates.

ELECTRIC UTILITY. Electric Utility's 2006 six-month period kilowatt-hour sales decreased 0.9% compared to the prior-year period. Electric Utility revenues increased $1.4 million in the 2006 six-month period largely reflecting higher POLR electric generation rates partially offset by the effects of the lower sales. Electric Utility's cost of sales increased to $26.5 million in the 2006 six-month period from $22.9 million in the 2005 six-month period reflecting higher per unit purchased power costs partially offset by the effects of lower sales.

Electric Utility total margin in the 2006 six-month period decreased $2.2 million compared to the 2005 six-month period principally reflecting the higher per unit purchased power costs partially offset by the increase in POLR electric generation rates.

Operating income decreased in the 2006 six-month period principally reflecting the decrease in total margin. The decrease in income before income taxes principally reflects the lower operating income and higher interest expense on short-term debt.

                               UGI UTILITIES, INC.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's total debt outstanding at March 31, 2006 totaled $360.3 million (including $123.3 million in bank loans) compared with $318.2 million (including $81.2 million in bank loans) at September 30, 2005. In December 2005, we refinanced $50 million of maturing 7.14% Medium-Term Notes with proceeds from the issuance of $50 million of 5.64% Medium-Term Notes due 2015.

The Company has revolving credit agreements under which it may borrow up to $110 million. These agreements expire in June 2007 through June 2008. From time to time, UGI Utilities makes short-term borrowings under uncommitted arrangements with major banks in order to meet liquidity needs. At March 31, 2006, UGI Utilities had $55 million in short-term borrowings outstanding under these uncommitted arrangements and $68.3 million in borrowings outstanding under the revolving credit agreements. Short-term borrowings, including borrowings under revolving credit agreements, are classified as bank loans on the Condensed Balance Sheets. During the six months ended March 31, 2006 and 2005, average daily bank loan borrowings were $119.8 million and $61.6 million, respectively, and peak bank loan balances were $175.9 million and $90.4 million, respectively. The increase in average and peak bank loan borrowings during the 2006 six-month period reflects, in large part, borrowings to fund increased working capital resulting from higher natural gas prices. UGI Utilities also has a shelf registration statement with the Securities and Exchange Commission under which it may issue up to an additional $75 million of Medium-Term Notes or other debt securities.

CASH FLOWS

OPERATING ACTIVITIES. Due to the seasonal nature of UGI Utilities' businesses, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for gas and electricity consumed during the peak heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company's investment in working capital, principally accounts receivable and inventories, is generally greatest. UGI Utilities uses short-term borrowings, primarily borrowings under its revolving credit agreements as well as borrowings under uncommitted arrangements, to manage these seasonal cash flow needs.

Cash used by operating activities was $1.5 million for the six months ended March 31, 2006 compared with cash provided by operating activities of $61.4 million in the prior-year six-month period. The significant decrease in cash flow from operating activities reflects a $69.0 million decrease in cash flow from changes in operating working capital, principally greater cash required to fund accounts receivable and inventories, a decrease in cash flow as a result of purchased gas cost undercollections during the period and a refund of $13.5 million in electricity supplier collateral deposits. The greater cash requirements to fund working capital principally reflect the

                               UGI UTILITIES, INC.

effects of higher natural gas costs in the 2006 six-month period and higher natural gas storage inventory volumes at the end of the 2006 six-month period. Cash flow from operating activities before changes in operating working capital was $67.5 million in the 2006 six-month period compared with $61.6 million for the 2005 six-month period. The higher amount in the 2006 six-month period principally reflects lower noncash deferred income tax expense.

INVESTING ACTIVITIES. Cash used by investing activities was $22.4 million in the 2006 six-month period compared to cash used by investing activities of $19.9 million in the 2005 six-month period. An increase in 2006 six-month period capital expenditures principally reflects greater in information system capital expenditures and greater Electric Utility capital expenditures principally associated with substation improvements.

FINANCING ACTIVITIES. Cash provided by financing activities was $24.8 million in the 2006 six-month period compared with cash used by financing activities of $39.5 million in the 2005 six-month period. Financing activity cash flows are primarily the result of issuances and repayments of long-term debt, net short-term borrowings including borrowings under revolving credit agreements and other uncommitted arrangements, cash dividends to UGI, and capital contributions from UGI. During the 2006 and 2005 six-month periods, we paid dividends to UGI totaling $17.3 million and $17.8 million, respectively. During the 2006 six-month period, net bank loan borrowings totaled $42.1 million compared with net bank loan repayments of $21.7 million in the prior-year six-month period. Included in the 2006 six-month period bank loan borrowings are repayments of two $35 million borrowings having initial maturities greater than three months. The increase in short-term borrowings in the 2006 six-month period reflects borrowings needed to finance the higher working capital requirements resulting from the previously mentioned higher natural gas costs. In December 2005, we refinanced $50 million of 7.14% maturing Medium-Term Notes through the issuance of $50 million of 5.64% Medium-Term Notes due in 2015.

UGI'S PG ENERGY ACQUISITION

On January 26, 2006, UGI signed a definitive agreement to acquire the natural gas utility assets of PG Energy from Southern Union Company for approximately $580 million in cash, subject to certain adjustments. PG Energy serves approximately 158,000 customers in thirteen counties in northeastern and central Pennsylvania. The proposed transaction is subject to PUC approval and is expected to close during the fourth fiscal quarter ending September 30, 2006. We anticipate that we will acquire and operate, through a subsidiary, the regulated assets of PG Energy immediately following UGI's completion of the acquisition. We expect to fund the purchase price and related costs with a combination of equity and long-term debt.

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

Electric Utility purchases its power needs from electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market. Prices for electricity can be volatile especially during periods of high demand or tight supply. In accordance with POLR settlements approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2006. In accordance with these settlements, Electric Utility increased its POLR generation rates for all metered customers by a total 7.5% of its total rates in effect on December 31, 2004 (an increase of 4.5% effective January 1, 2005 and an additional increase of 3% effective January 1, 2006). Currently, Electric Utility's fixed-price power and capacity contracts with electricity suppliers mitigate a substantial portion of its commodity price risk associated with POLR service rate limits in effect through December 31, 2006. Electric Utility has initiated discussions with various parties to establish POLR rates for periods beginning January 1, 2007. On April 17, 2006, Electric Utility filed a proposal with the PUC to establish POLR rates that are reflective of market prices. No resolution has been reached regarding the level or structure of the proposed rates. With respect to its existing fixed-price power and capacity contracts, should any of the counterparties fail to provide electric power or capacity under the terms of such contracts, any increases in the cost of replacement power or capacity could negatively impact Electric Utility results. In order to reduce the risk associated with non-performance, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them. Electric Utility has and may enter into electric price swap agreements to reduce the volatility in the cost of a portion of its anticipated electricity requirements.

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

                               UGI UTILITIES, INC.

The fair values of our unsettled market risk sensitive derivative instruments reflect the estimated amount that we would expect to receive or pay to terminate the contract based upon quoted market prices of comparable contracts at March 31, 2006. At March 31, 2006, the fair value of our electricity price swap was a gain of $7.2 million. An adverse change in electricity prices of ten percent would result in a $1.5 million decrease in the fair value of the swap. At March 31, 2006, the fair value of our unsettled interest rate protection agreements, which have been designated and qualify as cash flow hedges, was a gain of $0.5 million. An adverse change in interest rates on ten-year U.S. treasury notes of ten percent would result in a $0.4 million decrease in the fair value of these interest rate protection agreements.

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

                           PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Connecticut Gas Plants Matter. By letter dated August 5, 2004, Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities, (together the "Northeast Companies"), demanded contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the plants from 1883 to 1941. By letter dated March 17, 2006, the Northeast Companies estimated that remediation costs for all of the sites would total approximately $215 million and claimed that UGI Utilities is responsible for approximately $103 million of this amount. Based on information supplied by the Northeast Companies and UGI Utilities' own investigation, UGI Utilities believes that it may have operated one of the sites, Waterbury North, under lease for a portion of its operating history. UGI Utilities is reviewing the Northeast Companies' estimate that remediation costs at Waterbury North could total $23 million. UGI Utilities believes that it will have good defenses to any action that may arise out of the remaining sites.

                               UGI UTILITIES, INC.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 6. EXHIBITS

     The exhibits filed as part of this report are as follows:

EXHIBIT NO.                                 EXHIBIT
-----------                                 -------
   12.1       Computation of ratio of earnings to fixed charges.

   31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31,
              2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31,
              2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32         Certification by the Chief Executive Officer and the Chief
              Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                               UGI UTILITIES, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UGI Utilities, Inc.
                                        (Registrant)


Date: May 8, 2006                       By: /s/ John C. Barney
                                            ------------------------------------
                                            John C. Barney
                                            Senior Vice President - Finance
                                            (Principal Financial Officer)

                               UGI UTILITIES, INC.

                                  EXHIBIT INDEX

12.1   Computation of ratio of earnings to fixed charges.

31.1   Certification by the Chief Executive Officer relating to the Registrant's
       Report on Form 10-Q for the quarter ended March 31, 2006, pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002.

31.2   Certification by the Chief Financial Officer relating to the Registrant's
       Report on Form 10-Q for the quarter ended March 31, 2006, pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002.

32     Certification by the Chief Executive Officer and the Chief Financial
       Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.