Form 10-K
period 2006-09-30
UGI UTILITIES INC
filed 2006-12-11
CIK 100548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006
Commission file number 1-1398
UGI UTILITIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-1174060
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
100 Kachel Boulevard, Suite 400, Green Hills Corporate Center
Reading, PA                      19607
(Address of Principal Executive Offices) (Zip Code)
(610) 796-3400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑.
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
At September 30, 2006, there were 26,781,785 shares of UGI Utilities Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.
The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted by that General Instruction.

1

PART I:

ITEMS 1. AND 2.	BUSINESS AND PROPERTIES
GENERAL
UGI Utilities, Inc. (“UGI Utilities” or the “Company”) is a public utility company that owns and operates two natural gas distribution utilities and an electric utility in Pennsylvania. We are a wholly owned subsidiary of UGI Corporation (“UGI”).
On August 24, 2006, UGI Utilities, through its wholly owned subsidiary, UGI Penn Natural Gas, Inc. (“UGIPNG”), completed the acquisition of the natural gas utility business of PG Energy (“PG Energy”), an operating division of Southern Union Company (“SU”), and all of the capital stock of PG Energy Services, Inc. from SU. PG Energy, now UGIPNG, serves approximately 158,000 customers in 13 counties in northeastern Pennsylvania.
The Gas Utility segment (“Gas Utility”) consists of our regulated natural gas distribution business (“UGI Gas”) and the regulated natural gas distribution business of our subsidiary, UGIPNG. Gas Utility serves approximately 473,000 customers in eastern and northeastern Pennsylvania. The Electric Utility segment (“Electric Utility”) consists of our regulated electric distribution business that serves approximately 62,000 customers in northeastern Pennsylvania.
UGI Utilities was incorporated in Pennsylvania in 1925. We are subject to regulation by the Pennsylvania Public Utility Commission (“PUC”). Our executive offices are located at 100 Kachel Boulevard, Suite 400, Green Hills Corporate Center, Reading, Pennsylvania 19607, and our telephone number is (610) 796-3400. In this report, the terms “Company” and “UGI Utilities,” as well as the terms, “our,” “we,” and “its,” are sometimes used to refer to UGI Utilities, Inc. or, collectively UGI Utilities, Inc. and its consolidated subsidiaries.
GAS UTILITY OPERATIONS
Service Area; Revenue Analysis
Gas Utility is authorized to distribute natural gas to approximately 473,000 customers in portions of 27 eastern and northeastern Pennsylvania counties through its distribution system of approximately 7,700 miles of gas mains. The service area includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon, Reading, Scranton, Wilkes-Barre and Williamsport, Pennsylvania, and the boroughs of Honesdale and Milford, Pennsylvania. Located in Gas Utility’s service area are major production centers for basic industries such as specialty metals, aluminum, glass and paper product manufacturing.

System throughput (the total volume of gas sold to or transported for customers within Gas Utility’s distribution systems) for the 2006 fiscal year was approximately 82.7 billion cubic feet (“bcf”). System sales of gas accounted for approximately 40% of system throughput, while gas transported for residential, commercial and industrial customers (who bought their gas from others) accounted for approximately 60% of system throughput. Gas Utility’s system throughput only reflects UGIPNG’s throughput for the period since the PG Energy acquisition on August 24, 2006 through September 30, 2006.
Sources of Supply and Pipeline Capacity
Gas Utility meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with marketers and producers, along with storage and transportation service contracts. These arrangements enable Gas Utility to purchase gas from Gulf Coast, Mid-Continent, Appalachian and Canadian sources. For the transportation and storage function, Gas Utility has agreements with a number of pipeline companies, including Texas Eastern Transmission Corporation, Columbia Gas Transmission Corporation, Transcontinental Gas Pipeline Corporation and Tennessee Gas Pipeline.
Gas Supply Contracts
During fiscal year 2006, UGI Gas purchased approximately 44 bcf of natural gas for sale to retail core market and off-system sales customers. Approximately 76% of the volumes purchased were supplied under agreements with 10 suppliers. The remaining 24% of gas purchased by UGI Gas was supplied by approximately 20 producers and marketers. Gas supply contracts for UGI Gas and UGIPNG are generally no longer than 1 year.
Seasonality
Because many of its customers use gas for heating purposes, Gas Utility sales are seasonal. Approximately 55% to 60% of Gas Utility’s throughput occurs, and approximately 85% to 90% of Gas Utility’s operating income is earned, during the five-month peak heating season from November through March.
Competition
Natural gas is a fuel that competes with electricity and oil, and to a lesser extent, with propane and coal. Competition among these fuels is primarily a function of their comparative price and the relative cost and efficiency of fuel utilization equipment. Electric utilities in Gas Utility’s service area are seeking new load, primarily in the new construction market. Fuel oil dealers compete for customers in all categories, including industrial customers. Gas Utility responds to this competition with marketing efforts designed to retain and grow its customer base.
In substantially all of their service territories, UGI Gas and UGIPNG are the only regulated gas distribution utilities having the right, granted by the PUC or by law, to provide gas distribution services. Since the 1980s, larger commercial and industrial customers have been able to purchase gas supplies from entities other than natural gas distribution utility companies. As a result of Pennsylvania’s Natural Gas Choice and Competition Act (“Gas Competition Act”), effective July 1, 1999 all of Gas Utility’s customers, including residential and smaller commercial and industrial customers (“Core Market Customers”), have been afforded this opportunity. As of September 30, 2006, one marketer provides gas supplies to approximately 4,200 of Gas Utility’s Core Market Customers. Gas Utility provides transportation services for its customers who purchase natural gas from others.

A number of Gas Utility’s commercial and industrial customers have the ability to switch to an alternate fuel at any time and, therefore, are served on an interruptible basis under rates which are competitively priced with respect to the alternate fuel. Margin from these customers, therefore, is affected by the difference or “spread” between the customers’ delivered cost of gas and the customers’ delivered cost of the alternate fuel, as well as the frequency and duration of interruptions. See “Gas Utility and Electric Utility Regulation and Rates — Gas Utility Rates.” In accordance with the PUC’s June 29, 2000 Gas Restructuring Order applicable to UGI Gas, margin from certain of these customers (who use pipeline capacity contracted by UGI Gas to serve retail customers) is used to reduce purchased gas cost rates for retail customers. Approximately 28% of UGI Gas’ commercial and industrial customers, including certain customers served under interruptible rates, have locations which afford them the opportunity, although none have exercised it, of seeking transportation service directly from interstate pipelines, thereby bypassing UGI Gas. The majority of customers in this group are served under transportation contracts having 3 to 20 year terms. Included in these two customer groups are UGI Gas’ 10 largest customers in terms of annual volumes. All of these customers have contracts, 7 of which extend beyond Fiscal 2007. No single customer represents, or is anticipated to represent, more than 5% of Gas Utility’s total revenues.
Outlook for Gas Service and Supply
Gas Utility anticipates having adequate pipeline capacity and sources of available supply of natural gas to it to meet the full requirements of all firm customers on its system through fiscal year 2007. Supply mix is diversified, market priced, and delivered pursuant to a number of long-term and short-term firm transportation and storage arrangements, including transportation contracts held by some of Gas Utility’s larger customers.
During fiscal year 2006, Gas Utility supplied transportation service to 2 major co-generation installations and 5 electric generation facilities. Gas Utility continues to pursue opportunities to supply natural gas to electric generation projects located in its service area. Gas Utility also continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In the residential market sector, UGI Gas connected approximately 9,900 residential heating customers during fiscal year 2006. Of those new customers, new home construction accounted for over 7,300 heating customers. Customers converting from other energy sources, primarily oil and electricity, and existing non-heating gas customers who have added gas heating systems to replace other energy sources, accounted for the balance of the additions. The number of new commercial and industrial UGI Gas customers was approximately 1,400. UGIPNG’s customer growth since the PG Energy acquisition on August 24, 2006 through September 30, 2006 was not significant.

UGI Utilities continues to monitor and participate, where appropriate, in rulemaking and individual rate and tariff proceedings before FERC affecting the rates and the terms and conditions under which Gas Utility transports and stores natural gas. Among these proceedings are those arising out of certain FERC orders and/or pipeline filings which relate to (i) the pricing of pipeline services in a competitive energy marketplace; (ii) the flexibility of the terms and conditions of pipeline service tariffs and contracts; and (iii) pipelines’ requests to increase their base rates, or change the terms and conditions of their storage and transportation services.
UGI Utilities’ objective in negotiations with interstate pipeline and natural gas suppliers, and in proceedings before regulatory agencies, is to assure availability of supply, transportation and storage alternatives to serve market requirements at the lowest cost possible, taking into account the need for security of supply. Consistent with that objective, UGI Utilities negotiates the terms of firm transportation capacity on all pipelines serving it, arranges for appropriate storage and peak-shaving resources, negotiates with producers for competitively priced gas purchases and aggressively participates in regulatory proceedings related to transportation rights and costs of service.
ELECTRIC UTILITY
Service Area; Sales Analysis
Electric Utility supplies electric service to approximately 62,000 customers in portions of Luzerne and Wyoming counties in northeastern Pennsylvania through a system consisting of approximately 2,150 miles of transmission and distribution lines and 13 transmission substations. For fiscal year 2006, about 53% of sales volume came from residential customers, 35% from commercial customers and 12% from industrial customers. There was no electricity transported for customers who purchased their power from other suppliers during fiscal year 2006.
Sources of Supply
Electric Utility has third-party generation supply contracts in place for substantially all of its expected energy requirements for fiscal years 2007, 2008 and 2009. Electric Utility distributes electricity that it purchases from others and electricity that customers purchase from other suppliers, if any. As of September 30, 2006, none of Electric Utility’s customers have selected an alternative electricity generation supplier. Electric Utility expects to continue to provide energy to the great majority of its distribution customers for the foreseeable future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Disclosures” for a discussion of risks related to Electric Utility’s supply contracts.
Competition
As a result of the Electricity Generation Customer Choice and Competition Act (“ECC Act”), all Pennsylvania retail electric customers have the ability to choose their electric generation supplier. Electric Utility remains the provider of last resort (“POLR”) for its customers who do not choose an alternate electric generation supplier. The terms and conditions under which Electric Utility provides POLR service, and rules governing the rates that may be charged for such service, have been established in a series of PUC-approved settlements (collectively, the “POLR Settlement”). Consistent with the terms of the POLR Settlement, Electric Utility’s POLR rates were increased in January 2006 and Electric Utility is permitted, but not required, to further increase its POLR rates in January 2007, 2008 and 2009. Electric Utility is the only regulated electric utility having the right, granted by the PUC or by law, to distribute electricity in its service territory. Sales of electricity for residential heating purposes accounted for approximately 19% of total sales of electricity during fiscal year 2006. Electricity competes with natural gas, oil, propane and other heating fuels for this use. For current POLR rates see “Gas Utility and Electric Utility Regulation and Rates — Electric Utility Rates.”

GAS UTILITY AND ELECTRIC UTILITY REGULATION AND RATES
Pennsylvania Public Utility Commission Jurisdiction
UGI Utilities’ gas and electric utility operations are subject to regulation by the PUC as to rates, terms and conditions of service, accounting matters, issuance of securities, contracts and other arrangements with affiliated entities, and various other matters.
Electric Transmission and Wholesale Power Sale Rates
FERC has jurisdiction over the rates and terms and conditions of service of electric transmission facilities used for wholesale or retail choice transactions. Electric Utility owns electric transmission facilities that are within the control area of the PJM Interconnection, LLC (“PJM”) and are dispatched in accordance with a FERC-approved open access tariff and associated agreements administered by PJM. Electric Utility receives certain revenues collected by PJM when its transmission facilities are used by third parties.
FERC has jurisdiction over the rates and terms and conditions of service of wholesale sales of electric capacity and energy. Electric Utility has a tariff on file with FERC pursuant to which it may make power sales to wholesale customers at market-based rates.
Gas Utility Rates
The most recent general base rate increase for UGI Gas became effective in 1995. In accordance with a statutory mechanism, a rate increase for firm- residential, commercial and industrial customers (“retail core-market”) became effective October 1, 2000 along with Purchased Gas Cost (“PGC”) variable credit equal to a portion of the margin received from customers served under interruptible rates to the extent such interruptible customers use capacity contracted for by UGI Gas for retail core-market customers.
In an order entered on November 30, 2006, the PUC approved a settlement of the base rate proceeding of UGIPNG. The settlement provides for an increase in natural gas distribution base rates of approximately 4.0% or $12.5 million annually, effective December 2, 2006. In addition, the settlement provides UGIPNG the ability to recover up to $1.0 million of additional corporate franchise tax through the state tax adjustment surcharge mechanism.
Gas Utility’s gas service tariffs contain PGC rates applicable to certain firm retail rate schedules. These PGC rates permit recovery of substantially all of the prudently incurred costs of natural gas that Gas Utility sells to its customers. PGC rates are reviewed and approved annually by the PUC. UGI Utilities and UGIPNG may request quarterly, or, under certain conditions monthly, adjustments to reflect the actual cost of gas. Quarterly adjustments become effective on 1 day’s notice to the PUC and are subject to review during the next annual PGC filing. Each proposed annual PGC rate is required to be filed with the PUC 6 months prior to its effective date. During this period, the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels which meet that standard. The PGC mechanism also provides for an annual reconciliation.

UGI Gas has two PGC rates. PGC (1) is applicable to small, firm, retail core-market customers consisting of the residential and small commercial and industrial classes; PGC (2) is applicable to firm, contractual, high-load factor customers served on three separate rates. In addition, residential customers maintaining a high load factor may qualify for the PGC (2) rate. As described above, UGI Gas’ PGC rates are adjusted to reflect margins, if any, from interruptible rate customers who do not obtain their own pipeline capacity. UGIPNG has one PGC rate applicable to all customers.
Electric Utility Rates
The most recent general base rate increase for Electric Utility became effective in 1996. Consistent with the terms of the POLR Settlement, Electric Utility increased its POLR rates for all metered customers by a total of 4.5% effective January 2005, and an additional 3% effective January 2006, above the total rates in effect on December 31, 2004. Pursuant to the POLR Settlement, Electric Utility is permitted, but not required, to further increase its POLR rates in January 2007, 2008 and 2009. Electric Utility has announced it will increase electric generation rates effective January 1, 2007 and that this increase will affect all metered customers. This increase is expected to raise the average cost to residential customers by approximately 35% over costs in effect during calendar year 2006. Pursuant to the requirements of the ECC Act, the PUC is currently developing POLR regulations that are expected to further define POLR service obligations and pricing. As of September 30, 2006, none of Electric Utility’s customers have selected an alternative electricity generation supplier.
FERC Market Manipulation Rules and Other FERC Enforcement and Regulatory Powers
Both Gas Utility and Electric Utility are subject to FERC regulations governing the manner in which certain jurisdictional sales or transportation are conducted. Section 4A of the Natural Gas Act and Section 222 of the Federal Power Act prohibit the use or employment of any manipulative or deceptive devices or contrivances in connection with the purchase or sale of natural gas, electric energy, or natural gas transportation or electric transmission services subject to the jurisdiction of FERC. FERC has adopted regulations to implement these statutory provisions which apply to interstate transportation and sales by the Electric Utility, and to a much more limited extent, to certain sales and transportation by the Gas Utility that are subject to FERC’s jurisdiction. Gas Utility and Electric Utility are subject to certain other regulations and obligations for FERC-regulated activities. FERC has substantial authority to impose civil penalties for the violation of any regulations, orders or provisions under the Federal Power Act and Natural Gas Act.

In addition, Section 203 of the Federal Power Act expressly requires utility holding companies like UGI to obtain prior FERC approval for certain utility or holding company mergers or acquisitions of electric utilities or electric transmitting utility property valued at $10 million or more.
State Tax Surcharge Clauses
UGI Utilities’ gas and electric service tariffs contain state tax surcharge clauses. The surcharges are recomputed whenever any of the tax rates included in their calculation are changed. These clauses protect UGI Utilities from the effects of increases in most of the Pennsylvania taxes to which it is subject.
Utility Franchises
UGI Utilities and UGIPNG hold certificates of public convenience issued by the PUC and certain “grandfather rights” predating the adoption of the Pennsylvania Public Utility Code and its predecessor statutes, which each of them believes are adequate to authorize them to carry on their business in substantially all of the territories to which they now render gas or electric service. Under applicable Pennsylvania law, UGI Utilities and UGIPNG also have certain rights of eminent domain as well as the right to maintain their facilities in streets and highways in their territories.
Other Government Regulation
In addition to regulation by the PUC and FERC, the gas and electric utility operations of UGI Utilities are subject to various federal, state and local laws governing environmental matters, occupational health and safety, pipeline safety and other matters. UGI Utilities is subject to the requirements of the federal Resource Conservation and Recovery Act, CERCLA and comparable state statutes with respect to the release of hazardous substances on property owned or operated by UGI Utilities. See ITEM 3. “LEGAL PROCEEDINGS — Environmental Matters-Manufactured Gas Plants.”
Employees
As of September 30, 2006, UGI Utilities had 1,433 employees, of which 1,336 employees are dedicated to Gas Utility and 97 to Electric Utility. Union employees represent approximately 40% of the total employees.

BUSINESS SEGMENT INFORMATION
The table stating the amounts of revenues, operating income and identifiable assets attributable to UGI Utilities’ operating segments for the 2006, 2005 and 2004 fiscal years appears in Note 11 to the Consolidated Financial Statements included in this Report and is incorporated herein by reference.

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
Beginning in January 2007, Electric Utility rates will increase. This increase may reduce the demand for our electricity due to customer conservation. A reduction in demand could lower our revenues, and, therefore, lower our net income and adversely affect our cash flows.
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

Changes in commodity market prices may have a negative effect on our liquidity.
Depending on the terms of our contracts with suppliers, a change in the market price of electricity or natural gas could create a margin payment obligation by the Company and expose us to an increased liquidity risk.
Our need to comply with comprehensive, complex, and sometimes unpredictable government regulations may increase our costs and limit our revenue growth, which may result in reduced earnings.
There are many governmental regulations that have an impact on our business. Existing statutes and regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to us which may affect our business in ways that we cannot predict.
In our Gas Utility and Electric Utility segments, our operations are subject to regulation by the PUC. The PUC, among other things, approves the rates that UGI Utilities and UGIPNG may charge to its utility customers, thus impacting the returns that UGI Utilities and UGIPNG may earn on the assets that are dedicated to those operations. If UGI Utilities or UGIPNG are required in a rate proceeding to reduce the rates they charge their utility customers, or if UGI Utilities or UGIPNG are unable to obtain approval for rate increases from the PUC, particularly when necessary to cover increased costs, UGI Utilities’ and UGIPNG’s revenue growth will be limited and their earnings may decrease.
We are subject to operating and litigation risks that may not be covered by insurance.
Our business operations are subject to all of the operating hazards and risks normally incidental to the handling, storage and distribution of combustible products, such as natural gas. These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment. As a result, we are sometimes a defendant in legal proceedings and litigation arising in the ordinary course of business. We believe that we are adequately insured for claims in excess of our self-insurance; however, certain types of damages, such as punitive damages and penalties, if any, may not be covered by insurance. There can be no assurance that our insurance will be adequate to protect us from all material expenses related to pending and future claims or that such levels of insurance will be available in the future at economical prices.

Remediation costs resulting from liability from contamination claims could reduce our net income.
We are investigating and remediating contamination at a number of present and former operating sites in the United States, including former sites where we operated manufactured gas plants. We have also received claims from third parties that allege that we are responsible for costs to clean up properties where we or our former subsidiaries operated a manufactured gas plant. Costs we incur to remediate sites outside of Pennsylvania cannot be recovered in future utility rate proceedings, and insurance may not cover all or even part of these costs. Our actual costs to clean up these sites may exceed our current estimates due to factors beyond our control, such as:
•	the discovery of presently unknown conditions;

•	changes in environmental laws and regulations;

•	judicial rejection of our legal defenses to the third-party claims; or

•	the insolvency of other responsible parties at the sites at which we are involved.
In addition, if we discover additional contaminated sites, we could be required to incur material costs, which would reduce our net income.
If we fail to successfully manage the acquisition of PG Energy, our financial results may be adversely affected.
On August 24, 2006, we completed the acquisition of the natural gas utility business of PG Energy from Southern Union Company. We own and operate that business through our subsidiary UGIPNG. The acquisition of PG Energy significantly increased the size of our natural gas utility business. Acquisitions involve a number of risks, including but not limited to, the assumption of material liabilities, the diversion of management’s attention from the management of daily operations to the integration of operations, difficulties in the assimilation and retention of employees and difficulties in the assimilation of different cultures and practices. Management may be distracted from day to day business operations in their efforts to successfully manage the PG Energy business. If we fail to successfully manage this recent acquisition, our business financial condition and results of operation could be adversely affected.
Unforeseen difficulties with the implementation or operation of our information systems could adversely affect our internal controls and our business.
We contracted with third-party consultants to assist us with the design and implementation of an information system that supports our human resources, accounting, purchasing and payroll systems. The efficient execution of our business is dependent upon the proper functioning of our internal systems. Any significant failure or malfunction of our information system may result in disruptions of our operations. Our results of operations could be adversely affected if we encounter unforeseen problems with respect to the operation of this system.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 3.	LEGAL PROCEEDINGS
With the exception of the matters set forth below, no material legal proceedings are pending involving UGI Utilities, or any of its properties, and no such proceedings are known to be contemplated by governmental authorities other than claims arising in the ordinary course of the Company’s business.
Environmental Matters — Manufactured Gas Plants
From the late 1800s through the mid-1900s, UGI Utilities and its former subsidiaries owned and operated a number of manufactured gas plants (“MGPs”) prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MGPs. Between 1882 and 1953, UGI Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the businesses of some gas companies under agreement. Pursuant to the requirements of the Public Utility Holding Company Act of 1935, UGI Utilities divested all of its utility operations other than those which now constitute UGI Gas and Electric Utility by the early 1950s.
UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because UGI Utilities (excluding UGIPNG) is currently permitted to include in rates, through future base rate proceedings, prudently incurred remediation costs associated with such sites.
As a result of the acquisition of PG Energy by UGI Utilities’ wholly owned subsidiary, UGIPNG, UGIPNG became party to a Multi-site Remediation Consent Order and Agreement between PG Energy and the Pennsylvania Department of Environmental Protection dated March 31, 2004 (“Multi-Site Agreement”). The Multi-Site Agreement requires UGIPNG to perform annually a specified level of activities associated with environmental investigation and remediation work at 11 currently owned properties on which MGP-related facilities were operated (“Properties”). Under the Multi-Site Agreement, environmental expenditures, including costs to perform work on the Properties, are capped at $1.1 million in any calendar year. Costs related to investigation and remediation of one property formerly owned by UGIPNG are also included in this cap. The Multi-Site Agreement terminates at the end of 15 years but may be terminated by either party at the end of any two-year period beginning with the effective date. In accordance with existing regulatory practices of the PUC, UGIPNG currently amortizes as removal cost over a five-year period site-specific environmental investigation and remediation costs.
UGI Utilities has been notified of several sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by UGI Utilities or owned or operated by its former subsidiaries. Such parties are investigating the extent of environmental contamination or performing environmental remediation. UGI Utilities is currently litigating four claims against it relating to out-of-state sites.

City of Bangor, Maine v. Citizens Communications Co. In April 2003, Citizens Communications Company (“Citizens”) served a complaint naming UGI Utilities as a third-party defendant in a civil action pending in the United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, Maine (“City”), sued Citizens to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Citizens’ predecessors at a site on the Penobscot River. Citizens subsequently joined UGI Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of costs Citizens may be required to pay to the City for cleaning up tar deposits in the Penobscot River. Citizens alleges that UGI Utilities and its predecessors owned and operated the plant from 1901 to 1928. Studies conducted by the City and Citizens suggest that it could cost up to $18 million to clean up the river. Citizens’ third-party claims have been stayed pending a resolution of the City’s suit against Citizens, which was tried in September 2005. Maine’s Department of Environmental Protection (“DEP”) informed UGI Utilities in March of 2005 that it considers UGI Utilities to be a potentially responsible party for costs incurred by the State of Maine related to gas plant contaminants at this site. On June 27, 2006, the court issued an order finding Citizens responsible for 60% of the cleanup costs. The amount of Citizens’ liability has not been finally determined. The court has stayed further proceedings while Citizens and the City discuss settlement. UGI Utilities believes that it has good defenses to Citizens’ claim and to any claim that the DEP may bring to recover its costs.
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
The trial court granted UGI Utilities’ motion for summary judgment and dismissed ConEd’s complaint. The grant of summary judgment was entered April 1, 2004. ConEd appealed and on September 9, 2005 a panel of the Second Circuit Court of Appeals affirmed in part and reversed in part the decision of the trial court. The appellate panel affirmed the trial court’s decision dismissing claims that UGI Utilities was liable under CERCLA as an operator of MGPs owned and operated by its former subsidiaries. The appellate panel reversed the trial court’s decision that UGI Utilities was released from liability at three sites where UGI Utilities operated MGPs under lease. On October 7, 2005, UGI Utilities filed for reconsideration of the panel’s order, which was denied by the Second Circuit Court of Appeals on January 17, 2006. On April 14, 2006, UGI Utilities filed a petition requesting that the United States Supreme Court review the decision of the Second Circuit Court of Appeals. On October 2, 2006, the United States Supreme Court entered an order inviting the Solicitor General to file a brief expressing the views of the United States in this case.
Atlanta Gas Light Company v. UGI Utilities, Inc. By letter dated July 29, 2003, Atlanta Gas Light Company (“AGL”) served UGI Utilities with a complaint filed in the United States District Court for the Middle District of Florida in which AGL alleges that UGI Utilities is responsible for 20% of approximately $8 million incurred by AGL in the investigation and remediation of a former MGP site in St. Augustine, Florida. UGI Utilities formerly owned stock of the St. Augustine Gas Company, the owner and operator of the MGP. On March 22, 2005, the trial court granted UGI Utilities’ motion for summary judgment. AGL appealed, and on September 6, 2006, the Eleventh Circuit Court of Appeals affirmed the trial court’s entry of summary judgment, effectively terminating the case.

Savannah, Georgia Matter. AGL previously informed UGI Utilities that it was investigating contamination that appeared to be related to MGP operations at a site owned by AGL in Savannah, Georgia. A former subsidiary of UGI Utilities operated the MGP in the early 1900s. AGL informed UGI Utilities that it has begun remediation of MGP wastes at the site and believes that the total cost of remediation could be as high as $55 million. AGL has not filed suit against UGI Utilities for a share of these costs. UGI Utilities believes that it will have good defenses to any action that may arise out of this site.
Sag Harbor, New York Matter. By letter dated June 24, 2004, KeySpan Energy (“KeySpan”) informed UGI Utilities that KeySpan has spent $2.3 million and expects to spend another $11 million to clean up an MGP site it owns in Sag Harbor, New York. KeySpan believes that UGI Utilities is responsible for approximately 50% of these costs as a result of UGI Utilities’ alleged direct ownership and operation of the plant from 1885 to 1902. By letter dated June 6, 2006, KeySpan reported that the New York Department of Environmental Conservation has approved a remedy for the site that is estimated to cost approximately $10 million. KeySpan believes that the cost could be as high as $20 million. UGI Utilities is in the process of reviewing the information provided by KeySpan and is investigating this claim.
Yankee Gas Services Company and Connecticut Light and Power Company v. UGI Utilities, Inc. On September 11, 2006, UGI Utilities received a complaint filed by Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities, (together the “Northeast Companies”) in the United States District Court for the District of Connecticut seeking contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the plants from 1883 to 1941. The Northeast Companies estimate that remediation costs for all of the sites would total approximately $215 million and assert that UGI Utilities is responsible for approximately $103 million of this amount. Based on information supplied by the Northeast Companies and UGI Utilities’ own investigation, UGI Utilities believes that it may have operated one of the sites, Waterbury North, under lease for a portion of its operating history. UGI Utilities is reviewing the Northeast Companies’ estimate that remediation costs at Waterbury North could total $23 million. UGI Utilities believes that it has good defenses to the claim.
South Carolina Electric & Gas Company v. UGI Utilities, Inc. On September 22, 2006, South Carolina Electric & Gas Company (“SCE&G”), a subsidiary of SCANA Corporation, filed a lawsuit against UGI Utilities in the United States District Court for the District of South Carolina seeking contribution from UGI Utilities for past and future remediation costs related to the operations of a former MGP located in Charleston, South Carolina. SCE&G asserts that the plant operated from 1855 to 1954 and alleges that UGI Utilities controlled operations of the plant from 1910 to 1926 and is liable for 47% of the costs associated with the site. SCE&G asserts that it has spent approximately $22 million in remediation costs and $26 million in third-party claims relating to the site and estimates that future remediation costs could be as high as $2.5 million. SCE&G further asserts that it has received a demand from the United States Justice Department for natural resource damages. UGI Utilities believes that it has good defenses to the claim.

PART II:

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
All of the outstanding shares of the Company’s Common Stock are owned by UGI and are not publicly traded.
Dividends
Cash dividends declared on the Company’s Common Stock totaled $37.6 million in fiscal year 2006, $38.5 million in fiscal year 2005 and $45.0 million in fiscal year 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
UGI Utilities, a wholly owned subsidiary of UGI Corporation, owns and operates two natural gas distribution utilities located in parts of eastern and northeastern Pennsylvania, and an electricity distribution utility in northeastern Pennsylvania. UGI Utilities is regulated by the Pennsylvania Public Utility Commission (“PUC”). UGI Gas’ rate of customer growth exceeds the national averages for local gas distribution companies (“LDCs”), and its proximity to major population centers and its extensive transportation infrastructure makes its service area a desired location for homes and businesses. Because many customers use natural gas and electricity for heating purposes, Gas Utility’s and to a lesser extent Electric Utility’s results are seasonal with the peak-heating season comprising the months of November through March.
On August 24, 2006, UGI Utilities, through its subsidiary, UGIPNG, acquired certain assets and assumed certain liabilities of Southern Union Company’s (“SU’s”) PG Energy Division, a natural gas LDC located in northeastern Pennsylvania (“PG Energy Acquisition”). The PG Energy LDC serves approximately 158,000 customers. The results of the acquired LDC are included in our consolidated results beginning August 24, 2006. We expect to obtain operating and financial synergies as we integrate the acquired businesses with our existing operations over time.
In conducting its business operations, the Company’s management focuses its attention on those factors it believes have a significant effect on the successful operation of its businesses. These factors include, among others, regulation by the PUC, pursuing customer growth in its service territories and controlling operating costs in order to maintain competitive prices. Year-to-year weather variations can have a significant impact on the Company’s results. To a lesser extent, customer behavior in response to increases and volatility in energy costs can also affect the Company’s results. Gas Utility’s tariffs contain purchased gas cost rates that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to its customers. These tariffs provide for annual increases or decreases in rates that Gas Utility charges for natural gas sold by it to reflect projected costs of purchased gas. These rates may be adjusted quarterly or, under certain conditions monthly, to reflect the actual cost of gas. Because of this ratemaking process, there is limited commodity price risk associated with Gas Utility operations. Electric Utility is subject to commodity price risk for electricity as its rates for electric generation under Provider of Last Resort (“POLR”) settlements contain rate caps which provide limited protection against electricity price increases. Management attempts to reduce natural gas product cost volatility through the use of call options, natural gas futures contracts, fixed-price forward contracts and storage services. Management attempts to reduce electric price volatility by entering into price swap agreements and fixed-price forward contracts. Because a number of Gas Utility’s customers have the ability to switch to an alternate fuel at any time and are therefore served on an interruptible basis, profitability for these customers is affected by the difference between the delivered cost of gas and the delivered cost of the alternate fuel in addition to the frequency and duration of service interruptions.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) compares the results of the Company’s operations covering the three-year period ended September 30, 2006. The MD&A should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements including the business segment information in Note 11. The operations of UGIPNG are referred to as PNG Gas and the operations of PNG Gas and UGI Gas are collectively referred to as “Gas Utility.”
Fiscal 2006 Compared with Fiscal 2005

			Increase
Year Ended September 30,	2006	2005	(Decrease)
(Millions of dollars)
Gas Utility:
Revenues	$724.0	$585.1	$138.9	23.7%
Total margin (a)	$201.2	$195.0	$6.2	3.2%
Operating income	$84.2	$81.6	$2.6	3.2%
Income before income taxes	$62.4	$65.0	$(2.6)	(4.0)%
System throughput — bcf	82.6	84.7	(2.1)	(2.5)%
Degree days — % warmer than normal (b)	8.7%	2.0%	—	—
Electric Utility:
Revenues	$98.0	$96.1	$1.9	2.0%
Total margin (a)	$41.7	$43.1	$(1.4)	(3.2)%
Operating income	$20.7	$21.6	$(0.9)	(4.2)%
Income before income taxes	$18.2	$19.9	$(1.7)	(8.5)%
Distribution sales — gwh	1,005.0	1,021.8	(16.8)	(1.6)%
bcf — billions of cubic feet. gwh — millions of kilowatt hours.
(a) Gas Utility’s total margin represents total revenues less cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes of $5.3 million in Fiscal 2006 and $5.2 million in Fiscal 2005. For financial statement purposes, revenue-related taxes are included in “Taxes other than income taxes” on the Consolidated Statements of Income.
(b) Deviation from average heating degree days based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for four airports located within UGI Gas’ service territory. Fiscal 2005 degree day statistics have been restated to reflect the current-year, four-location average from the previous single location statistic. PNG Gas’ degree days for the period from August 24, 2006 through September 30, 2006 were not material and have been excluded.
Gas Utility. Temperatures in Gas Utility’s service territory based upon heating degree days were 8.7% warmer than normal in Fiscal 2006 compared with temperatures that were 2.0% warmer than normal in Fiscal 2005. Total distribution system throughput declined 2.1 bcf in Fiscal 2006 despite 2.7 bcf of throughput contributed by PNG Gas’ operations during the period from August 24, 2006 through September 30, 2006. Notwithstanding year-over-year growth in the number of UGI Gas’ firm- residential, commercial and industrial (“retail core-market”) customers, its Fiscal 2006 throughput was approximately 6% lower than in Fiscal 2005 primarily due to a reduction in retail core-market customer usage largely resulting from warmer weather and customer conservation in response to the pass through of higher natural gas costs.

The increase in Gas Utility revenues during Fiscal 2006 is principally the result of an $86.6 million increase in UGI Gas’ retail core-market revenues reflecting higher average purchased gas cost (“PGC”) rates, $43.0 million of higher revenues from UGI Gas’ low-margin off-system sales and, to a much lesser extent, revenues from PNG Gas subsequent to the PG Energy Acquisition. Increases or decreases in retail core-market customer revenues and cost of sales results principally from changes in retail core-market volumes and the level of gas costs collected through the PGC recovery mechanism. Under the PGC recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amount included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of the pass through nature of the PGC recovery mechanism, increases or decreases in the gas costs associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility’s cost of gas was $522.9 million in Fiscal 2006 compared to $390.1 million in Fiscal 2005 largely reflecting the effects of the higher PGC rates, the higher low-margin off-system sales and, to a much lesser extent, cost of gas associated with PNG Gas’ operations subsequent to the PG Energy Acquisition.
The $6.2 million increase in Gas Utility total margin in Fiscal 2006 principally reflects greater margin generated from higher average interruptible delivery service unit margins and margin from PNG Gas partially offset by lower retail core-market margin. The increase in average interruptible delivery service unit margins reflects an increase in the spread between delivered prices for natural gas and alternative fuels, principally oil. The lower gross margin from retail core-market customers largely reflects the previously mentioned lower average usage per customer.
Gas Utility operating income increased $2.6 million in Fiscal 2006 as the $6.2 million increase in total margin was partially offset by a $2.6 million increase in depreciation and amortization expense, including depreciation expense associated with PNG Gas, and slightly higher operating and administrative expenses. Fiscal 2006 operating and administrative expenses were slightly higher than in Fiscal 2005 reflecting operating and administrative expenses from PNG Gas and higher uncollectible accounts and customer assistance expense, partially offset by lower distribution system expenses resulting in large part from the mild heating-season weather and lower stock-based compensation expense.
The decrease in Gas Utility income before income taxes in Fiscal 2006 reflects the increase in operating income which was more than offset by higher interest expense. The higher interest expense resulted from higher average short-term debt outstanding, higher short-term interest rates and interest on long-term debt associated with the PG Energy Acquisition.
Electric Utility. Electric Utility’s Fiscal 2006 kilowatt-hour sales decreased 1.6% principally reflecting the effects of warmer heating-season weather. Electric Utility revenues increased 2.0% principally reflecting the effects of a 3.0% increase in its Provider of Last Resort (“POLR”) electric generation rates effective January 1, 2006 partially offset by the lower kilowatt-hour sales. Electric Utility’s cost of sales increased to $51.0 million in Fiscal 2006 from $47.8 million in Fiscal 2005 as a result of higher per-unit purchased power costs partially offset by the lower kilowatt-hour sales. Electric Utility total margin in Fiscal 2006 decreased $1.4 million principally as a result of the lower kilowatt-hour sales and the increase in per-unit purchased power costs. In accordance with the terms of its POLR settlement which became effective in June 2006, Electric Utility expects to increase its POLR rates effective January 1, 2007 which will affect all metered customers. This increase is expected to raise the average cost to residential customers by approximately 35% over the costs in effect during calendar year 2006.
Electric Utility operating income decreased $0.9 million reflecting the decrease in total margin and slightly higher depreciation and amortization expense slightly offset by lower operating and administrative expenses. The decrease in Electric Utility income before income taxes in Fiscal 2006 reflects the decrease in operating income and higher interest expense resulting from higher average short-term debt outstanding and higher short-term interest rates.
Fiscal 2005 Compared with Fiscal 2004

Year Ended September 30,	2005	2004	Increase
(Millions of dollars)
Gas Utility:
Revenues	$585.1	$560.4	$24.7	4.4%
Total margin	$195.0	$191.5	$3.5	1.8%
Operating income	$81.6	$80.1	$1.5	1.9%
Income before income taxes	$65.0	$64.2	$0.8	1.2%
System throughput — bcf	84.7	82.2	2.5	3.0%
Degree days — % warmer than normal	2.0%	2.9%	—	—
Electric Utility:
Revenues	$96.1	$89.7	$6.4	7.1%
Total margin (a)	$43.1	$41.5	$1.6	3.9%
Operating income	$21.6	$20.9	$0.7	3.3%
Income before income taxes	$19.9	$18.9	$1.0	5.3%
Distribution sales — gwh	1,021.8	983.9	37.9	3.9%
bcf — billions of cubic feet. gwh — millions of kilowatt hours.
(a) Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes of $5.2 million in Fiscal 2005 and $4.8 million in Fiscal 2004.
Gas Utility. Weather in Gas Utility’s service territory based upon heating degree days was 2.0% warmer than normal in Fiscal 2005 compared with weather that was 2.9% warmer than normal in Fiscal 2004. Total distribution system throughput increased in Fiscal 2005 due primarily to greater interruptible delivery service volumes. Notwithstanding the volume effects of the slightly colder weather and an increase in the number of retail core-market customers, Fiscal 2005 retail core-market throughput was substantially equal to Fiscal 2004 primarily due to a reduction in customer usage per degree day. We believe that the lower usage per degree day was primarily the result of conservation in response to higher natural gas prices.

The increase in Gas Utility revenues during Fiscal 2005 is principally the result of a $53.4 million increase in retail core-market revenues reflecting higher average PGC rates and, to a lesser extent, the increase in throughput and higher revenues from interruptible customers. These increases were partially offset by a $37.2 million decrease in revenues from low-margin off-system sales. Gas Utility’s cost of gas was $390.1 million in Fiscal 2005 compared to $368.9 million in Fiscal 2004 reflecting the effects of the higher PGC rates partially offset by lower cost of sales associated with lower off-system sales.
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
Electric Utility. Electric Utility’s Fiscal 2005 kilowatt-hour sales increased principally reflecting slightly colder Fiscal 2005 heating-season weather and warmer Fiscal 2005 cooling-season weather which increased sales for air conditioning. The increase in Electric Utility revenues principally reflects the effects of a 4.5% increase in its POLR electric generation rates effective January 1, 2005 and the higher kilowatt-hour sales. Electric Utility’s cost of sales increased to $47.8 million in Fiscal 2005 from $43.3 million in Fiscal 2004 as a result of higher per-unit purchased power costs and the higher sales.
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

PG Energy Acquisition
On January 26, 2006, UGI signed a definitive agreement to acquire the natural gas utility business of PG Energy from Southern Union Company for approximately $580 million in cash, subject to certain adjustments associated with the working capital of the acquired business. UGI assigned its rights under the Purchase and Sale Agreement to UGIPNG. The transaction was approved by the PUC and effective August 24, 2006, our wholly-owned subsidiary, UGIPNG acquired the assets and liabilities of the PG Energy business. The PG Energy business serves approximately 158,000 customers in thirteen counties in northeastern Pennsylvania. The cash payment of $580 million was funded by UGI Utilities with net proceeds from the issuance of $275 million of UGI Utilities’ bank loans under a Credit Agreement dated as of August 18, 2006 (the “Bridge Loan”), cash capital contributions from UGI of $265 million and $40 million under its revolving credit agreement for working capital. In September 2006, UGI Utilities repaid the Bridge Loan with proceeds from the issuance of $175 million of 5.753% Senior Notes due 2016 and $100 million of 6.206% Senior Notes due 2036.
FINANCIAL CONDITION AND LIQUIDITY
Capitalization and Liquidity
UGI Utilities’ total debt outstanding was $728.0 million at September 30, 2006. Included in this amount is $216.0 million of bank loans outstanding. In September 2006, UGI Utilities issued $175 million of 5.753% Senior Notes due 2016 and $100 million of 6.206% Senior Notes due 2036 and used the proceeds to fund a portion of the $580 million PG Energy Acquisition purchase price.
UGI Utilities has a revolving credit agreement under which it may borrow up to a total of $350 million. This agreement is currently scheduled to expire in August 2007 but may be automatically extended by UGI Utilities to August 2011. At September 30, 2006, there was $216.0 million outstanding under our revolving credit agreement. In the past, UGI Utilities also entered into short-term borrowings under uncommitted arrangements with major banks in order to meet liquidity needs. Amounts outstanding under the revolving credit agreement and the uncommitted arrangements are classified as bank loans on the Consolidated Balance Sheets. The revolving credit agreement requires UGI Utilities to maintain a maximum ratio of Consolidated Debt to Consolidated Total Capital, as defined, of 0.65 to 1.00. During Fiscal 2006 and Fiscal 2005, peak bank loan borrowings totaled $219.0 million and $91.4 million, respectively. Peak bank loan borrowings have typically occurred during the peak heating season months of December and January. Average daily bank loan borrowings were $118.4 million in Fiscal 2006 and $52.9 million in Fiscal 2005. The increase in average and peak bank loan borrowings during Fiscal 2006 reflects in large part borrowings to fund increased working capital primarily resulting from higher natural gas prices and borrowings related to the working capital of PNG Gas.
UGI Utilities has a shelf registration statement with the U.S. Securities and Exchange Commission under which it may issue up to $75 million of Medium-Term Notes or other debt securities.
Based upon cash expected to be generated from our operations, borrowings under our revolving credit agreement and the Company’s ability to issue debt under its Medium-Term Note program, management believes the Company will be able to meet its anticipated contractual and projected cash commitments during Fiscal 2007. For additional discussion of UGI Utilities’ long-term debt and revolving credit agreement, see Note 4 to Consolidated Financial Statements.

Cash Flows
Operating activities. Due to the seasonal nature of UGI Utilities’ businesses, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for gas and electricity consumed during the peak heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company’s investment in working capital, principally accounts receivable and inventories, is generally greatest. UGI Utilities uses short-term borrowings, primarily borrowings under its revolving credit agreement as well as borrowings under uncommitted arrangements, to manage these seasonal cash flow needs.
Cash flow from operating activities was $10.7 million in Fiscal 2006, $68.3 million in Fiscal 2005 and $67.0 million in Fiscal 2004. Cash flow from operating activities before changes in operating working capital was $93.8 million in Fiscal 2006, $86.3 million in Fiscal 2005 and $92.9 million in Fiscal 2004. Changes in operating working capital used $83.1 million in Fiscal 2006, $18.0 million Fiscal 2005 and $26.0 million in Fiscal 2004 of operating cash flow. The significant decrease in cash flow from operating activities reflects a $65.1 million decrease in cash flow from changes in operating working capital, principally greater cash required to fund natural gas storage inventories and changes in accounts payable, a decrease in cash flow as a result of changes in deferred fuel costs during the period and the refund of $13.5 million in electricity supplier collateral deposits compared to the receipt of $11.0 million of such deposits in Fiscal 2005. The greater cash requirements to fund working capital principally reflect the effects of higher natural gas costs in Fiscal 2006 and higher natural gas storage inventory volumes at the end of Fiscal 2006.
Investing activities. Cash used by investing activities was $647.8 million in Fiscal 2006, $47.5 million in Fiscal 2005 and $42.4 million in Fiscal 2004. The increase in cash used by investing activities reflects the preliminary purchase price of the PG Energy Acquisition and, to a lesser extent, increased capital expenditures. Fiscal 2006 capital expenditures principally reflect (1) greater UGI Gas capital expenditures, (2) capital expenditures made by PNG Gas subsequent to its acquisition on August 24, 2006, and (3) greater Electric Utility capital expenditures principally associated with substation improvements.
Financing activities. Cash provided by financing activities was $637.4 million in Fiscal 2006 compared with cash used by financing activities of $18.2 million in Fiscal 2005 and $24.8 million in Fiscal 2004. Financing activity cash flows are primarily the result of issuances and repayments of long-term debt, net short-term borrowings including borrowings under revolving credit agreements and other uncommitted arrangements, cash dividends to UGI, and capital contributions from UGI. As previously mentioned, we issued $175 million of 5.753% Senior Notes due 2016 and $100 million of 6.206% Senior Notes due 2036 and received $265 million in capital contributions from UGI, all of which were used to fund the PG Energy Acquisition. During Fiscal 2006, net bank loan borrowings totaled $134.8 million compared with $20.3 million in the prior-year. Included in Fiscal 2006 net bank loan borrowings are repayments of two $35 million borrowings with maturities greater than three months and a $20 million borrowing made on June 1, 2006, which was repaid in September 2006. The increase in short-term borrowings in Fiscal 2006 reflects borrowings needed to finance the higher working capital requirements, including working capital related to PNG Gas.

In December 2005, we refinanced $50 million of 7.14% maturing Medium-Term Notes through the issuance of $50 million of 5.64% Medium-Term Notes due in 2015. During Fiscal 2006, 2005 and 2004, we paid dividends to UGI totaling $37.6 million, $38.5 million and $45.0 million, respectively.
UGI Utilities Pension Plan
UGI Utilities sponsors two defined benefit pension plans (“Pension Plan”) for employees of UGI Utilities, UGIPNG, UGI, and certain of UGI’s other subsidiaries. As a result of the PG Energy Acquisition, we acquired the pension assets and assumed the pension liabilities related to the Employees’ Retirement Plan of Southern Union Company Pennsylvania Division (the “Division Plan”). The fair value of Pension Plan assets was $274.6 million and $211.7 million at September 30, 2006 and 2005, respectively. The increase in the fair value of Pension Plan assets substantially reflects the fair value of the Division Plan assets acquired. At September 30, 2006 and 2005, the Pension Plan’s assets exceeded accumulated benefit obligations by $5.9 million and $7.4 million, respectively. The Company is in full compliance with regulations governing defined benefit pension plans, including Employee Retirement Income Security Act of 1974 (“ERISA”) rules and regulations, and does not anticipate it will be required to make a contribution to the Pension Plan in Fiscal 2007. Pre-tax pension expense reflected in Fiscal 2006, 2005 and 2004 results was $2.2 million, $2.5 million and $1.0 million, respectively. The increase in pension expense over this period principally reflects changes in the market value of Pension Plan assets, decreases in the discount rate assumption, and beginning October 2004, the expiration of the Pension Plan’s transition asset amortization. Pension expense in Fiscal 2007 is expected to be approximately $2.4 million.
Capital Expenditures
In the following table, we present capital expenditures by business segment for Fiscal 2006, Fiscal 2005 and Fiscal 2004. We also provide amounts we expect to spend in Fiscal 2007. We expect to finance a substantial portion of Fiscal 2007 capital expenditures from cash generated by operations and the remainder from borrowings under our revolving credit agreement.

Year Ended September 30,	2007	2006	2005	2004
(Millions of dollars)	(estimate)
Gas Utility	$70.7	$49.2	$38.8	$35.5
Electric Utility	6.4	9.0	7.5	5.3

	$77.1	$58.2	$46.3	$40.8

Contractual Cash Obligations and Commitments
UGI Utilities has contractual cash obligations that extend beyond Fiscal 2006 including scheduled repayments of long-term debt and interest, operating lease obligations, unconditional purchase obligations for pipeline transportation and natural gas storage services, and commitments to purchase natural gas and electricity. The following table presents significant contractual cash obligations under agreements existing as of September 30, 2006 (in millions of dollars).

	Payments Due by Period
		1 year	2 - 3	4 - 5	After
	Total	or less	years	years	5 years
Long-term debt and associated interest	$963.1	$51.5	$58.6	$58.6	$794.4
Operating leases	14.7	4.2	5.3	2.7	2.5
Gas Utility and Electric Utility supply, storage and transportation contracts	886.1	367.2	301.6	130.4	86.9

Total	$1,863.9	$422.9	$365.5	$191.7	$883.8

RELATED PARTY TRANSACTIONS
UGI provides certain financial and administrative services to UGI Utilities. UGI bills UGI Utilities monthly for all direct corporate expenses and for an allocated share of indirect corporate expenses incurred or paid on behalf of UGI Utilities. These billed expenses totaled $10.7 million in Fiscal 2006, $12.9 million in Fiscal 2005 and $11.2 million in Fiscal 2004 and are classified as operating and administrative expenses — related parties in the Consolidated Statements of Income. UGI Utilities provides limited administrative services to UGI and certain of UGI’s subsidiaries, principally payroll related services. Amounts billed to these entities by UGI Utilities were not material.
Effective December 1, 2004, following a competitive bidding process, UGI Utilities entered into a Storage Contract Administration Agreement (“Storage Agreement”) with UGI Energy Services, Inc. (“Energy Services”), a wholly owned, indirect subsidiary of UGI. The Storage Agreement was initially scheduled to expire on October 31, 2005, but effective November 1, 2005, UGI Utilities and Energy Services agreed to extend the Storage Agreement through October 31, 2008. Under the Storage Agreement, UGI Utilities released certain gas transportation and storage contracts through October 31, 2008 and transferred associated gas storage inventories to Energy Services. UGI Utilities may recall such released transportation and storage contracts without penalty if recalled to meet operational requirements, and if not recalled, the releases will terminate at the end of the term of the Storage Agreement. In the event that released contracts are recalled or at the expiration of the Storage Agreement, Energy Services is required to transfer associated gas storage inventories to UGI Utilities. In exchange for the ability to utilize these assets, Energy Services pays a monthly fee to UGI Utilities and provides a firm natural gas delivery service to UGI Utilities. During 2006 and 2005, UGI Utilities incurred costs associated with purchases of natural gas storage inventories from Energy Services and incurred associated pipeline transportation and storage capacity charges pursuant to the Storage Agreement totaling $85.8 million and $80.7 million, respectively.

UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (for any amounts of gas inventories used but not yet replenished by Energy Services) on its balance sheet under the caption “Inventories.” The carrying value of these gas storage inventories at September 30, 2006, comprising 8.4 billion cubic feet of natural gas, was $71.3 million. The carrying value of these gas storage inventories at September 30, 2005, comprising approximately 8.1 billion cubic feet of natural gas, was $63.0 million.
UGI Utilities has a Gas Supply and Delivery Service Agreement with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility during the peak heating-season months of November to March. In addition, from time to time, Gas Utility purchases natural gas or pipeline capacity from Energy Services. The aggregate amount of these transactions (exclusive of Storage Agreement transactions) during Fiscal 2006, 2005 and 2004 totaled $15.1 million, $8.5 million and $6.3 million, respectively.
From time to time, the Company sells natural gas or pipeline capacity to Energy Services. During Fiscal 2006, 2005 and 2004, revenues associated with sales to Energy Services totaled $14.1 million, $4.2 million, and $1.7 million, respectively. These transactions did not have a material effect on the Company’s financial position, results of operations or cash flows.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements that are expected to have an effect on the Company’s financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.
REGULATORY MATTERS
As a result of Pennsylvania’s Natural Gas Choice and Competition Act (the “Gas Competition Act”), since July 1, 1999, all natural gas consumers in Pennsylvania, including residential and smaller commercial and industrial customers (“core-market customers”), have been able to purchase gas supplies from entities other than natural gas distribution companies (“NGDCs”). Gas Utility’s gross margin is not negatively affected by customers who use its transportation service and purchase natural gas from another supplier because its tariff is designed so that no profit is earned on the commodity portion of sales to firm customers. Under the Gas Competition Act, NGDCs, like UGI Gas and PNG Gas, continue to serve as the suppliers of last resort for all core-market customers, and such sales of gas, as well as the distribution service provided by NGDCs, continue to be subject to rate regulation by the PUC. As of September 30, 2006, less than two percent of UGI Gas’ core-market customers purchase their gas from alternate suppliers. Currently, none of PNG Gas’ core-market customers purchase their gas from alternate suppliers.
Prior to the PG Energy Acquisition, on April 13, 2006, an application was filed with the PUC seeking an increase in base rates. In an order entered on November 30, 2006, the PUC approved a settlement of the base rate proceeding of PG Energy (PNG Gas). The settlement provides for an increase in natural gas distribution base rates of approximately $12.5 million annually or approximately 4%, effective December 2, 2006. In addition, the settlement provides PNG Gas the ability to recover up to $1.0 million of additional corporate franchise tax through the state tax adjustment surcharge mechanism.

As a result of the Electricity Generation Customer Choice and Competition Act that became effective January 1, 1997, all of Electric Utility’s customers have the ability to acquire their electricity from entities other than Electric Utility. As of September 30, 2006, none of Electric Utility’s customers have chosen an alternative electricity generation supplier. Electric Utility remains the provider of last resort (“POLR”) for its customers that are not served by an alternate electric generation provider. The terms and conditions under which Electric Utility provides POLR service, and rules governing the rates that may be charged for such service, have been established in a series of PUC approved settlements, the latest of which became effective in June 2006 (collectively, the “POLR Settlement”).
Electric Utility’s POLR service rules provide for annual shopping periods during which customers may elect to remain on POLR service or choose an alternate supplier. Customers who do not select an alternate supplier will be obligated to remain on POLR service until the next shopping period. Residential customers who return to POLR service must remain on POLR service until the date of the second open shopping period after returning. Commercial and industrial customers who return to POLR service must remain on POLR service until the next open shopping period, and may, in certain circumstances, be subject to generation rate surcharges. In October 2005, Electric Utility was notified by the only alternative electric generation provider supplying electricity in its service territory that it would cease providing electric generation service during the first quarter of Fiscal 2006.
Consistent with the terms of the POLR Settlement, Electric Utility’s POLR rates increased 4.5% on January 1, 2005 and 3% on January 1, 2006 (a total of 7.5% above the total rates in effect on December 31, 2004). Electric Utility is permitted to further increase its POLR rates in January of 2007, 2008 and 2009. Electric Utility expects to increase its POLR rates effective January 1, 2007 which will affect all metered customers. This increase is expected to raise the average cost to residential customers by approximately 35% over the costs in effect during calendar year 2006. Electric Utility is also permitted to and has entered into multiple-year fixed-rate POLR contracts with certain of its customers. The PUC is currently developing post-rate-cap POLR regulations that are expected to further define POLR service obligations and pricing.
We account for the operations of Gas Utility and Electric Utility in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”). SFAS 71 requires us to record the effects of rate regulation in the financial statements. SFAS 71 allows us to defer expenses and revenues on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the ratemaking process in a period different from the period in which they would have been reflected in the income statement of an unregulated company. These deferred assets and liabilities are then flowed through the income statement in the period in which the same amounts are included in rates and recovered from or refunded to customers. As required by SFAS 71, we monitor our regulatory and competitive environments to determine whether the recovery of our regulatory assets continues to be probable. If we were to determine that recovery of these regulatory assets is no longer probable, such assets would be written off against earnings. We believe that SFAS 71 continues to apply to our regulated operations and that the recovery of our regulatory assets is probable.

MANUFACTURED GAS PLANTS
From the late 1800s through the mid-1900s, UGI Utilities and its former subsidiaries owned and operated a number of manufactured gas plants (“MGPs”) prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MGPs. Between 1882 and 1953, UGI Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the businesses of some gas companies under agreement. Pursuant to the requirements of the Public Utility Holding Company Act of 1935, UGI Utilities divested all of its utility operations other than those which now constitute UGI Gas and Electric Utility.
UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because UGI Gas is currently permitted to include in rates, through future base rate proceedings, prudently incurred remediation costs associated with such sites. In accordance with existing regulatory practices of the PUC, PNG Gas amortizes as removal costs over a five-year period site-specific environmental investigation and remediation costs.
As a result of the PG Energy Acquisition by our wholly-owned subsidiary, UGIPNG, UGIPNG became a party to a Multi-Site Remediation Consent Order and Agreement between PG Energy and the Pennsylvania Department of Environmental Protection dated March 31, 2004 (“Multi-Site Agreement”). The Multi-Site Agreement requires UGIPNG to perform a specified level of activities associated with environmental investigation and remediation work at eleven currently owned properties on which MGP-related facilities were operated (“Properties”). UGIPNG is not required to spend more than $1.1 million in any calendar year for such expenditures, including costs to perform work on the Properties. Costs related to investigation and remediation of one property formerly owned by UGIPNG are also included in this cap. The Multi-Site Agreement terminates at the end of fifteen years but may be terminated by either party at the end of any two-year period beginning with the effective date.
UGI Utilities has been notified of several sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by it or owned or operated by its former subsidiaries. Such parties are investigating the extent of environmental contamination or performing environmental remediation. UGI Utilities is currently litigating four claims against it relating to out-of-state sites. We accrue environmental investigation and cleanup costs when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated.
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

On September 22, 2006, South Carolina Electric & Gas Company (“SCE&G”), a subsidiary of SCANA Corporation, filed a lawsuit against UGI Utilities in the District Court of South Carolina seeking contribution from UGI Utilities for past and future remediation costs related to the operations of a former MGP located in Charleston, South Carolina. SCE&G asserts that the plant operated from 1855 to 1954 and alleges that UGI Utilities controlled operations of the plant from 1910 to 1926 and is liable for 47% of the costs associated with the site. SCE&G asserts that it has spent approximately $22 million in remediation costs and $26 million in third-party claims relating to the site and estimates that future remediation costs could be as high as $2.5 million. SCE&G further asserts that it has received a demand from the United States Justice Department for natural resource damages. UGI Utilities believes that it has good defenses to this claim and is defending the suit.
In April 2003, Citizens Communications Company (“Citizens”) served a complaint naming UGI Utilities as a third-party defendant in a civil action pending in the United States District for the District of Maine. In that action, the plaintiff, City of Bangor, Maine (“City”) sued Citizens to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Citizens’ predecessors at a site on the Penobscot River. Citizens subsequently joined UGI Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of costs Citizens may be required to pay to the City for cleaning up tar deposits in the Penobscot River. Citizens alleges that UGI Utilities and its predecessors owned and operated the plant from 1901 to 1928. Studies conducted by the City and Citizens suggest that it could cost up to $18 million to clean up the river. Citizens’ third party claims have been stayed pending a resolution of the City’s suit against Citizens, which was tried in September 2005. Maine’s Department of Environmental Protection (“DEP”) informed UGI Utilities in March 2005 that it considers UGI Utilities to be a potentially responsible party for costs incurred by the State of Maine related to gas plant contaminants at this site. On June 27, 2006, the court issued an order finding Citizens responsible for 60% of the cleanup costs. The amount of Citizens’ liability has not been finally determined. The court has stayed further proceedings while the City and Citizens discuss settlement. UGI Utilities believes that it has good defenses to Citizens’ claim and to any claim that the DEP may bring to recover its costs, and is defending the Citizens’ suit.
By letter dated July 29, 2003, Atlanta Gas Light Company (“AGL”) served UGI Utilities with a complaint filed in the United States District Court for the Middle District of Florida in which AGL alleges that UGI Utilities is responsible for 20% of approximately $8 million incurred by AGL in the investigation and remediation of a former MGP site in St. Augustine, Florida. UGI Utilities formerly owned stock of the St. Augustine Gas Company, the owner and operator of the MGP. On March 22, 2005, the trial court granted UGI Utilities’ motion for summary judgment. AGL appealed and on September 6, 2006, the Eleventh Circuit Court of Appeals affirmed the trial court’s entry of summary judgment, effectively terminating the case.
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
The trial court granted UGI Utilities’ motion for summary judgment and dismissed ConEd’s complaint. The grant of summary judgment was entered April 1, 2004. ConEd appealed and on September 9, 2005 a panel of the Second Circuit Court of Appeals affirmed in part and reversed in part the decision of the trial court. The appellate panel affirmed the trial court’s decision dismissing claims that UGI Utilities was liable under CERCLA as an operator of MGPs owned and operated by its former subsidiaries. The appellate panel reversed the trial court’s decision that UGI Utilities was released from liability at three sites where UGI Utilities operated MGPs under lease. On October 7, 2005, UGI Utilities filed for reconsideration of the panel’s order, which was denied by the Second Circuit Court of Appeals on January 17, 2006. On April 14, 2006, UGI Utilities filed a petition requesting that the United States Supreme Court review the decision of the Second Circuit Court of Appeals. On October 2, 2006, the Supreme Court entered an order inviting the Solicitor General to file a brief expressing the views of the United States in this case.
By letter dated June 24, 2004, KeySpan Energy (“KeySpan”) informed UGI Utilities that KeySpan has spent $2.3 million and expects to spend another $11.0 million to clean up an MGP site it owns in Sag Harbor, New York. KeySpan believes that UGI Utilities is responsible for approximately 50% of these costs as a result of UGI Utilities’ alleged direct ownership and operation of the plant from 1885 to 1902. By letter dated June 6, 2006, KeySpan reported that the New York Department of Environmental Conservation has approved a remedy for the site that is estimated to cost approximately $10 million. KeySpan believes that the cost could be as high as $20 million. UGI Utilities is in the process of reviewing the information provided by KeySpan and is investigating this claim.
On September 11, 2006, UGI Utilities’ received a complaint filed by Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities, (together the “Northeast Companies”) in the United States District Court for the District of Connecticut seeking contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the plants from 1883 to 1941. The Northeast Companies estimated that remediation costs for all of the sites would total approximately $215 million and asserted that UGI Utilities is responsible for approximately $103 million of this amount. Based on information supplied by the Northeast Companies and UGI Utilities’ own investigation, UGI Utilities believes that it may have operated one of the sites, Waterbury North, under lease for a portion of its operating history. UGI Utilities is reviewing the Northeast Companies’ estimate that remediation costs at Waterbury North could total $23 million. UGI Utilities believes that it has good defenses to this claim and is defending the suit.

MARKET RISK DISCLOSURES
Gas Utility’s tariffs contain clauses that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to its customers. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses exchange-traded natural gas call option and futures contracts to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these call option and futures contracts, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism.
Electric Utility purchases its power needs from electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market. Prices for electricity can be volatile especially during periods of high demand or tight supply. Consistent with the terms of the POLR Settlement, Electric Utility’s POLR rates increased 4.5% on January 1, 2005 and 3% on January 1, 2006 (a total of 7.5% above the total rates in effect on December 31, 2004). Electric Utility is permitted, but not required, to further increase its POLR rates annually in January of 2007, 2008 and 2009. Pursuant to its POLR settlement in June 2006, Electric Utility expects to increase its POLR rates effective January 1, 2007 which will affect all metered customers. This increase is expected to raise the average cost to residential customers by approximately 35% over the costs in effect during calendar year 2006. Electric Utility is also permitted to and has entered into multiple-year fixed-rate POLR contracts with certain of its customers. The PUC is currently developing post-rate-cap POLR regulations that are expected to further define POLR service obligations and pricing. Currently, Electric Utility’s fixed-price contracts with electricity suppliers mitigate most risks associated with the POLR service rate limits in effect through December 31, 2009. However, should any of the suppliers under these contracts fail to provide electric power under the terms of the power and capacity contracts, any increases in the cost of replacement power or capacity could negatively impact Electric Utility results. In order to reduce this non-performance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them.
Electric Utility has and may enter into electric price swap agreements to reduce the volatility in the cost of a portion of its anticipated electricity requirements. Electric Utility has an electric price swap agreement associated with purchases of a portion of electricity anticipated to occur in 2007. At September 30, 2006, the fair value of our electric price swap was a gain of $5.2 million. Fair value reflects the estimated amount that we would expect to receive or pay to terminate the contract based upon quoted market prices of comparable contracts at September 30, 2006. An adverse change in electricity prices of ten percent would result in a $1.4 million decrease in the fair value of the swap.

We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact its fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.
Our variable-rate debt includes our short-term borrowings. These debt agreements provide for interest rates on borrowings that are indexed to short-term market interest rates. Based upon the average level of borrowings outstanding under these agreements in Fiscal 2006 and Fiscal 2005, an increase in short-term interest rates of 100 basis points (1%) would have increased annual interest expense by $1.2 million and $0.5 million, respectively.
The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of $43.8 million and $16.4 million at September 30, 2006 and 2005, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair value of this fixed-rate debt of $50.6 million and $18.7 million at September 30, 2006 and 2005, respectively.
In order to reduce interest rate risk associated with near or medium term issuances of fixed-rate debt, we may enter into interest rate protection agreements. The fair value of our unsettled interest rate protection agreement, which has been designated and qualifies as a cash flow hedge, was a gain of $0.4 million at September 30, 2006. An adverse change in interest rates of ten percent on ten-year U.S. treasury notes would result in a $0.4 million decrease in the fair value of this interest rate protection agreement.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the selection and application of appropriate accounting principles to the relevant facts and circumstances of the Company’s operations and the use of estimates made by management. The Company has identified the following critical accounting policies and estimates that are most important to the portrayal of the Company’s financial condition and results of operations. Changes in these policies and estimates could have a material effect on the financial statements. The application of these accounting policies and estimates necessarily requires management’s most subjective or complex judgments regarding estimates and projected outcomes of future events which could have a material impact on the financial statements. Management has reviewed these critical accounting policies, and the estimates and assumptions associated with them, with the Company’s Audit Committee. In addition, management has reviewed the following disclosures regarding the application of these critical accounting policies and estimates with the Audit Committee.
Accounting for Business Combinations. In the event that the Company enters into a material business combination, in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”), the purchase price is allocated to the various assets and liabilities acquired at their estimated fair value. Fair values of assets are based upon available information. Estimating fair values can be a complex and judgmental area and most commonly impacts property, plant and equipment and intangible assets, including those with indefinite lives. In 2006, our preliminary allocation of the purchase price of the PG Energy Acquisition resulted in the Company recording goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), our reporting unit with goodwill is required to perform impairment tests annually or whenever events or circumstances indicate that the value of goodwill may be impaired. In order to perform such impairment tests, management must determine the reporting unit’s fair value using quoted market prices or, in the absence of quoted market prices, valuation techniques which use discounted estimates of future cash flows to be generated by the reporting unit. These cash flow estimates involve management judgments based on a broad range of information and historical results. To the extent estimated cash flows are revised downward, the reporting unit may be required to write down all or a portion of its goodwill which would adversely impact our results of operations. As of September 30, 2006, our goodwill, based on our preliminary purchase price allocation, totaled $182.9 million.
Litigation accruals and environmental remediation liabilities. We are involved in litigation regarding pending claims and legal actions that arise in the normal course of our businesses. In addition, UGI Utilities and its former subsidiaries owned and operated a number of MGPs in Pennsylvania and elsewhere, and UGIPNG owned and operated a number of MGP sites located in Pennsylvania, at which hazardous substances may be present. In accordance with accounting principles generally accepted in the United States of America, we establish reserves for pending claims and legal actions or environmental remediation obligations when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. Reasonable estimates involve management judgments based on a broad range of information and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. Such estimated reserves may differ materially from the actual liability, and such reserves may change materially as more information becomes available and estimated reserves are adjusted.
Depreciation of property, plant and equipment. We compute depreciation on UGI Utilities property, plant and equipment on a straight-line basis over the average remaining lives of its various classes of depreciable property. Changes in the estimated useful lives of property, plant and equipment could have a material effect on our results of operations. As of September 30, 2006, UGI Utilities net property, plant and equipment totaled $1,050.8 million and we recorded depreciation expense of $25.5 million during Fiscal 2006.
Regulatory assets and liabilities. Gas Utility and Electric Utility’s distribution businesses are subject to regulation by the PUC. In accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” we record the effects of rate regulation in our financial statements as regulatory assets or regulatory liabilities. We continually assess whether the regulatory assets are probable of future recovery by evaluating the regulatory environment, recent rate orders and public statements issued by the PUC, and the status of any pending deregulation legislation. If future recovery of regulatory assets ceases to be probable, the elimination of those regulatory assets would adversely impact our results of operations and cash flows. As of September 30, 2006, our regulatory assets totaled $72.9 million. See Note 3 to the Consolidated Financial Statements.
Defined Benefit Pension Plans. The costs of providing benefits under our Pension Plan is dependent on historical information such as employee age, length of service, level of compensation and the actual rate of return on plan assets. In addition, certain assumptions relating to the future are used to determine pension expense including, the discount rate applied to benefit obligations, the expected rate of return on plan assets and the rate of compensation increase, among others. Pension Plan assets are held in trust and consist principally of equity and fixed income mutual funds. Changes in plan assumptions as well as fluctuations in actual equity or bond market returns could have a material impact on future pension costs. We believe the two most critical assumptions are the expected rate of return on plan assets and the discount rate. An unfavorable change in the expected rate of return on plan assets of 50 basis points would result in an increase in pre-tax pension expense of approximately $1.2 million in Fiscal 2007. An unfavorable change in the discount rate of 50 basis points would result in an increase in pre-tax pension expense of approximately $1.4 million in Fiscal 2007.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Below is a listing of recently issued accounting pronouncements or guidance by the Financial Accounting Standards Board or SEC. See Note 1 to the Consolidated Financial Statements for additional discussion of such pronouncements.

Title of Pronouncement	Month of Issue
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”	June 2006
SFAS No. 157, “Fair Value Measures”	September 2006
SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R)”	September 2006
Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements”	September 2006

FORWARD-LOOKING STATEMENTS
Information contained above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements use forward-looking words such as “believe,” “plan,” “anticipate,” “continue,” “estimate,” “expect,” “may,” “will,” or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.
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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
“Quantitative and Qualitative Disclosures About Market Risk” are contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Market Risk Disclosures” and are incorporated here by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and the financial statement schedule referred to in the Index contained on page F-2 of this Report are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a)
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2006 were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Company’s internal control over financial reporting using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). The scope of that assessment excluded the PG Energy business acquired on August 24, 2006 by UGI Penn Natural Gas, Inc. (“UGIPNG”), a wholly owned subsidiary of the Company. As of September 30, 2006, UGIPNG’s total assets represented approximately 42% of the Company’s consolidated total assets and less than 2% of its revenues. Such exclusion is permitted based upon current guidance of the U.S. Securities and Exchange Commission.

Internal control over financial reporting refers to the process designed by, and under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes policies and procedures that, among other things, provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and are properly recorded to permit the preparation of reliable financial information. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changing conditions, or the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2006, based on the COSO Framework. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report.

For the related report of PricewaterhouseCoopers LLP, our Independent Registered Public Accounting Firm, see Item 8 of this Report (which information is incorporated herein by reference).

(c)
As a result of the August 24, 2006 acquisition by UGIPNG of PG Energy from Southern Union Company, we are integrating UGIPNG into our disclosure controls and procedures and our internal controls over financial reporting. For an interim period, Southern Union Company is providing certain information technology services to UGIPNG and is assisting in migrating transaction-based processes to the Company’s systems, as well as transferring historical UGIPNG data to the Company’s systems. The migration plan is expected to be completed during fiscal year 2007. We have extended internal control procedures over quarterly financial reporting to include UGIPNG. Other than changes arising out of the PG Energy acquisition, there has been no change in our internal control over financial reporting that occurred during the fiscal quarter and year ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III:

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The aggregate fees billed by PricewaterhouseCoopers LLP, the Company’s independent registered public accountants, in fiscal years 2006 and 2005 were as follows:

	2006	2005
Audit Fees[1]	$1,086,178	$744,300
Audit-Related Fees	- 0 -	- 0 -
Tax Fees	- 0 -	- 0 -
All Other Fees	- 0 -	- 0 -

Total Fees for Services Provided	$1,086,178	$744,300

[1]
Audit Fees were for audit services, including (i) the annual audit of the consolidated financial statements of the Company, (ii) the audit of management’s assessment of the effectiveness of internal control over financial statements, (iii) review of the interim financial statements included in the Quarterly Reports on Form 10-Q of the Company, and (iv) services that only the independent public accounting firm can reasonably be expected to provide, such as services associated with SEC registration statements, and documents issued in connection with securities offerings.

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the Company’s independent accountants. In recognition of this responsibility, the Audit Committee has a policy of pre-approving all audit and permissible non-audit services provided by the independent accountants.
Prior to engagement of the Company’s independent accountants for the next year’s audit, management submits a list of services and related fees expected to be rendered during that year within each of the four categories of services noted above to the Audit Committee for approval.

PART IV:

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report:
(1)	Financial Statements:

Included under Item 8 are the following financial statements and supplementary data:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2006 and 2005
Consolidated Statements of Income for the fiscal years ended September 30, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2006, 2005 and 2004
Consolidated Statements of Stockholder’s Equity for the fiscal years ended September 30, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
(2)	Financial Statement Schedule:

For the years ended September 30, 2006, 2005 and 2004
II — Valuation and Qualifying Accounts
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

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
3.1	UGI Utilities’ Amended and Restated Articles of Incorporation	Utilities	Registration Statement No. 333-72540 (10/31/01)	3
3.2	Bylaws of UGI Utilities as amended through September 30, 2003	Utilities	Form 10-K (9/30/03)	3.2
4
Instruments defining the rights of security holders, including indentures. (The Company agrees to furnish to the Commission upon request a copy of any instrument defining the rights of holders of its long-term debt not required to be filed pursuant to the description of Exhibit 4 contained in Item 601 of Regulation S-K)

4.1	UGI Utilities’ Articles of Incorporation and Bylaws referred to in Exhibit Nos. 3.1 and 3.2
4.2
Indenture, dated as of August 1, 1993, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, as successor trustee, incorporated by reference to the Registration Statement on Form S-3 filed on April 8, 1994
		Utilities	Registration Statement No. 33-77514 (4/8/94)	4(c)
4.3	Form of Fixed Rate Medium-Term Note	Utilities	Form 8-K (8/26/94)	(4)i
4.4	Form of Fixed Rate Series B Medium-Term Note	Utilities	Form 8-K (8/1/96)	4(i)
4.5	Form of Floating Rate Series B Medium-Term Note	Utilities	Form 8-K (8/1/96)	4(ii)
4.6	Supplemental Indenture, dated as of September 15, 2006, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, successor trustee to Wachovia Bank, National Association	Utilities	Form 8-K (9/12/06)	4.2
4.7	Officer’s Certificate establishing Medium-Term Notes series	Utilities	Form 8-K (8/26/94)	4(iv)

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
4.8	[Intentionally Omitted]
4.9	Form of Officer’s Certificate establishing Series B Medium-Term Notes under the Indenture	Utilities	Form 8-K (8/1/96)	4(iv)
4.10	Forms of Floating Rate and Fixed Rate Series C Medium-Term Notes	Utilities	Form 8-K (5/21/02)	4.1
4.11	Form of Officers’ Certificate establishing Series C Medium-Term Notes under the Indenture	Utilities	Form 8-K (5/21/02)	4.2
10.1	Service Agreement (Rate FSS) dated as of November 1, 1989 between UGI Utilities and Columbia, as modified pursuant to the orders of the Federal Energy Regulatory Commission at Docket No. RS92-5-000 reported at Columbia Gas Transmission Corp., 64 FERC ¶61,060 (1993), order on rehearing, 64 FERC ¶61,365 (1993)	UGI	Form 10-K (9/30/95)	10.5
10.2**	UGI Corporation 2004 Omnibus Equity Compensation Plan, as amended May 24, 2005	UGI	Form 10-K (9/30/06)	10.17
10.3**	UGI Corporation 2004 Omnibus Equity Compensation Plan, as amended December 7, 2004 — Terms and Conditions as amended December 6, 2005	UGI	Form 8-K (12/6/05)	10.10
10.4	Credit Agreement, dated as of August 11, 2006, among UGI Utilities, Inc., as borrower, and Citibank, N.A., as agent, Wachovia Bank, National Association, as syndication agent, and Citizens Bank of Pennsylvania, Credit Suisse, Cayman Islands Branch, Deutsche Bank AG New York Branch, JPMorgan Chase Bank, N.A., Mellon Bank, N.A., PNC Bank, National Association, and the other financial institutions from time to time parties thereto	Utilities	Form 8-K (8/11/06)	10.1
10.5	[Intentionally Omitted]
10.6	[Intentionally Omitted]
10.7**	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Employees Nonqualified Stock Option Grant Letter dated as of January 1, 2006	UGI	Form 8-K (12/6/05)	10.4

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.8**	UGI Corporation Annual Bonus Plan dated March 8, 1996	UGI	Form 10-Q (6/30/96)	10.4
10.9**	UGI Utilities, Inc. Annual Bonus Plan dated March 8, 1996	Utilities	Form 10-Q (6/30/96)	10.4
10.10	[Intentionally Omitted]
10.11**	UGI Corporation Senior Executive Employee Severance Pay Plan as amended December 7, 2004	UGI	Form 10-K (9/30/04)	10.12
10.12**	Description of UGI Corporation Senior Executive Employee Severance Pay Plan, as amended July 25, 2006	UGI	Form 10-Q (6/30/06)	10.1
10.13	[Intentionally Omitted]
10.14**	UGI Corporation 2000 Stock Incentive Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.14
10.15	Service Agreement for comprehensive delivery service (Rate CDS) dated February 23, 1999 between UGI Utilities, Inc. and Texas Eastern Transmission Corporation	UGI	Form 10-K (9/30/00)	10.41
10.16**	UGI Corporation 1997 Stock Option and Dividend Equivalent Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.10
10.17**	UGI Corporation Supplemental Executive Retirement Plan Amended and Restated effective October 1, 1996	UGI	Form 10-Q (6/30/98)	10
10.18**	Description of July 25, 2006 Amendment to the UGI Corporation Supplemental Executive Retirement Plan	UGI	Form 10-Q (6/30/06)	10.2
10.19**	UGI Corporation 1992 Non-Qualified Stock Option Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.39
10.20**	Form of Change in Control Agreement for Messrs. Greenberg, Walsh and Knauss	UGI	Form 8-K (12/6/05)	10.1
10.21**	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Employees Stock Unit Grant Letter	UGI	Form 8-K (12/6/05)	10.9

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.22**	Form of Change in Control Agreement for Messrs. Trego and Barney	Utilities	Form 8-K (12/6/05)	10.2
10.23**	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Employees Performance Unit Grant Letter dated as of January 1, 2006	UGI	Form 10-K (9/30/06)	10.7
10.24**	UGI Corporation 2004 Omnibus Equity Compensation Plan Utilities Employees Performance Unit Grant Letter dated as of January 1, 2006	UGI	Form 10-K (9/30/06)	10.4
10.25	Storage Transportation Service Agreement (Rate Schedule SST) between UGI Utilities and Columbia dated November 1, 1993, as modified pursuant to orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.25
10.26	Amendment No. 1 dated November 1, 2004, to the Service Agreement (Rate FSS) dated as of November 1, 1989 between UGI Utilities and Columbia, as modified pursuant to the orders of the Federal Energy Regulatory Commission at Docket No. RS92-5-000 reported at Columbia Gas Transmission Corp., 64 FERC ¶61,060 (1993), order on rehearing, 64 FERC ¶61,365 (1993)	Utilities	Form 10-K (9/30/04)	10.26
10.27	No-Notice Transportation Service Agreement (Rate Schedule CDS) between UGI Utilities and Texas Eastern Transmission dated February 23, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.27
10.28	No-Notice Transportation Service Agreement (Rate Schedule CDS) between UGI Utilities and Texas Eastern Transmission dated October 31, 2000, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.28
10.29	Firm Transportation Service Agreement (Rate Schedule FT-1) between UGI Utilities and Texas Eastern Transmission dated June 15, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.29

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.30	Amendment No. 1 dated November 1, 2004, to the No-Notice Transportation Service Agreement (Rate Schedule CDS) between UGI Utilities and Texas Eastern Transmission dated February 23, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/04)	10.30
10.31	Firm Transportation Service Agreement (Rate Schedule FT) between UGI Utilities and Transcontinental Gas Pipe Line dated October 1, 1996, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.31
10.32	Gas Service Delivery and Supply Agreement between UGI Utilities and UGI Energy Services, Inc. dated August 1, 2004	Utilities	Form 10-K (9/30/04)	10.32
10.33	Amendment No. 1 dated November 1, 2004, to the Firm Transportation Service Agreement (Rate Schedule FT-1) between UGI Utilities and Texas Eastern Transmission dated June 15, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/04)	10.33
10.34	Firm Transportation Service Agreement (Rate Schedule FTS) between UGI Utilities and Columbia Gas Transmission dated November 1, 2004	Utilities	Form 10-K (9/30/04)	10.34
10.35**	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Utilities Employees Nonqualified Stock Option Grant Letter dated as of January 1, 2006	UGI	Form 8-K (12/6/05)	10.5
10.36**	2002 Non-Qualified Stock Option Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.38
10.37**	Description of oral employment at-will arrangements for Messrs. Trego, Barney and Knauss	Utilities	Form 10-K (9/30/05)	10.37
10.38**	Description of oral employment at-will arrangements for Messrs. Greenberg and Walsh	UGI Corporation	Form 10-K (9/30/05)	10.30
10.39	Purchase and Sale Agreement by and between Southern Union Company, as Seller, and UGI Corporation, as Buyer, dated as of January 26, 2006 (See Exhibit No. 10.43)	UGI	Form 8-K (1/26/06)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.40	Employee Agreement by and between Southern Union Company and UGI Corporation dated as of January 26, 2006 (See Exhibit No. 10.43)	UGI	Form 8-K (1/26/06)	10.2
10.41	Transition Services Agreement, dated August 24, 2006, by and between UGI Corporation and Southern Union Company	UGI	Form 8-K (8/24/06)	10.1
10.42	Assignment and Assumption Agreement, dated August 24, 2006, by and between UGI Corporation, as Assignor, and UGI Penn Natural Gas, Inc., as Assignee	Utilities	Form 8-K (8/24/06)	10.1
10.43	First Amendment Agreement, dated August 24, 2006, by and between Southern Union Company, as Seller, and UGI Corporation, as Buyer	Utilities	Form 8-K (8/24/06)	10.2
10.44	Assignment and Assumption Agreement, dated August 24, 2006, by and between UGI Corporation, as Assignor, and UGI Utilities, Inc., as Assignee with respect to the Southern Union Company Pension	Utilities	Form 8-K (8/24/06)	10.3
10.45	Service Agreement (Rate FSS) dated August 16, 2004 between Columbia Gas Transmission Corporation and PG Energy	Utilities	Form 8-K (8/24/06)	10.4
10.46	Service Agreement (Rate SST) dated August 16, 2004 between Columbia Gas Transmission Corporation and PG Energy	Utilities	Form 8-K (8/24/06)	10.5
10.47	Firm Transportation Service Agreement (Rate FT) dated February 1, 1992 between Transcontinental Gas Pipe Line Corporation and PG Energy (as successor to Pennsylvania Gas and Water Company).	Utilities	Form 8-K (8/24/06)	10.6
10.48	Firm Transportation Service Agreement (Rate FT) dated July 10, 1997 between Transcontinental Gas Pipe Line Corporation and PG Energy	Utilities	Form 8-K (8/24/06)	10.7
10.49	Firm Storage and Delivery Service Agreement (Rate GSS) dated July 1, 1996 between Transcontinental Gas Pipe Line Corporation and PG Energy	Utilities	Form 8-K (8/24/06)	10.8

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
*12.1	Computation of Ratio of Earnings to Fixed Charges
14	Code of Ethics for principal executive, financial and accounting officers	Utilities	Form 10-K (9/30/03)	14
*23	Consent of PricewaterhouseCoopers LLP
*31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the year ended September 30, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the year ended September 30, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2006

*	Filed herewith.

**	As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UGI UTILITIES, INC.
Date: December 5, 2006	By:	/s/ John C. Barney
John C. Barney
Senior Vice President - Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 5, 2006 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title
/s/ David W. Trego David W. Trego	President and Chief Executive Officer (Principal Executive Officer) and Director
/s/ Lon R. Greenberg Lon R. Greenberg	Chairman and Director
/s/ John L. Walsh John L. Walsh	Vice Chairman and Director
/s/ John C. Barney John C. Barney	Sr. Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Stephen D. Ban Stephen D. Ban	Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 5, 2006 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title
/s/ Richard C. Gozon Richard C. Gozon	Director
/s/ Ernest E. Jones Ernest E. Jones	Director
/s/ Anne Pol Anne Pol	Director
/s/ Marvin O. Schlanger Marvin O. Schlanger	Director
/s/ James W. Stratton James W. Stratton	Director
/s/ Roger B. Vincent Roger B. Vincent	Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:
No annual report or proxy material was sent to security holders in fiscal year 2006.

UGI UTILITIES, INC.
FINANCIAL INFORMATION
FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
YEAR ENDED SEPTEMBER 30, 2006

UGI UTILITIES, INC.
We have omitted all other financial statement schedules because the required information is either (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) included elsewhere in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of UGI Utilities, Inc.:
We have completed integrated audits of UGI Utilities, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of UGI Utilities, Inc. and its subsidiaries at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the consolidated financial statements, effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards 123(R) “Share-Based Payment (revised 2004)”.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the PG Energy business from its assessment of internal control over financial reporting as of September 30, 2006 because it was acquired by the Company in a purchase business combination on August 24, 2006. We have also excluded the PG Energy business from our audit of internal control over financial reporting. The PG Energy business is a wholly-owned subsidiary whose total assets represent approximately 42% of total consolidated assets and total revenues represent less than 2% of total consolidated revenues as of and for the year ended September 30, 2006.
/s/ PricewaterhouseCoopers
Philadelphia, Pennsylvania
December 8, 2006

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$2,942	$2,686
Restricted cash	2,697	—
Accounts receivable (less allowances for doubtful accounts of $12,389 and $4,562, respectively)	61,917	48,597
Accounts receivable — related parties	1,888	1,063
Accrued utility revenues	16,649	10,360
Inventories	162,610	71,584
Deferred income taxes	12,869	12,484
Prepaid expenses	4,863	3,607
Income taxes recoverable	2,776	323
Other current assets	6,150	5,633

Total current assets	275,361	156,337
Property, plant and equipment
Gas Utility	1,410,264	855,109
Electric Utility	120,049	114,347
General	23,557	16,195

	1,553,870	985,651
Less accumulated depreciation and amortization	(503,046)	(330,329)

Net property, plant and equipment	1,050,824	655,322
Goodwill	182,851	—
Regulatory assets	72,919	61,334
Other assets	27,788	30,680

Total assets	$1,609,743	$903,673

See accompanying notes to consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except per share)

	September 30,
	2006	2005
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$20,000	$50,000
Bank loans	216,000	81,200
Accounts payable	46,916	38,430
Accounts payable — related parties	14,768	14,371
Employee compensation and benefits accrued	8,961	9,007
Dividends and interest accrued	8,399	6,475
Customer deposits and refunds	29,126	20,064
Deferred fuel costs	12,171	17,370
Electric supplier collateral deposits	—	13,500
Other current liabilities	12,757	8,969

Total current liabilities	369,098	259,386
Long-term debt	492,000	187,030
Deferred income taxes	162,871	160,920
Deferred investment tax credits	6,803	7,193
Other noncurrent liabilities	31,872	14,213
Commitments and contingencies (note 9)

Total liabilities	1,062,644	628,742
Common stockholder’s equity:
Common Stock, $2.25 par value (authorized - 40,000,000 shares; issued and outstanding - 26,781,785 shares)	60,259	60,259
Additional paid-in capital	345,801	80,622
Retained earnings	144,833	133,807
Accumulated other comprehensive (loss) income	(3,794)	243

Total common stockholder’s equity	547,099	274,931

Total liabilities and stockholder’s equity	$1,609,743	$903,673

See accompanying notes to consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)

	Year Ended
	September 30,
	2006	2005	2004
Revenues	$822,069	$681,152	$650,088

Costs and expenses:
Cost of sales — gas, fuel and purchased power	573,867	437,930	412,240
Operating and administrative expenses	96,149	94,370	93,244
Operating and administrative expenses — related parties	10,675	12,900	11,223
Taxes other than income taxes	14,334	13,379	12,501
Depreciation and amortization	26,617	23,827	22,520
Other income, net	(4,462)	(4,533)	(2,669)

	717,180	577,873	549,059

Operating income	104,889	103,279	101,029
Interest expense	24,345	18,326	17,931

Income before income taxes	80,544	84,953	83,098
Income taxes	31,903	34,132	34,140

Net income	$48,641	$50,821	$48,958

See accompanying notes to consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended
	September 30,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,641	$50,821	$48,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,617	23,827	22,520
Deferred income taxes, net	9,240	(631)	11,873
Provision for uncollectible accounts	10,382	8,210	6,971
Other, net	(1,098)	4,064	2,613
Net change in:
Accounts receivable and accrued utility revenues	(10,091)	(19,591)	(18,078)
Inventories	(21,409)	(6,407)	(11,160)
Deferred fuel costs	(17,850)	9,508	(6,872)
Accounts payable	(22,393)	(9,906)	7,409
Electric supplier collateral deposits	(13,500)	11,000	1,800
Other current assets and liabilities	2,187	(2,581)	932

Net cash provided by operating activities	10,726	68,314	66,966

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(58,220)	(46,305)	(40,737)
Net costs of property, plant and equipment disposals	(1,744)	(1,176)	(1,712)
PG Energy Acquisition	(585,170)	—	—
Increase in restricted cash	(2,697)	—	—

Net cash used by investing activities	(647,831)	(47,481)	(42,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(37,615)	(38,468)	(45,000)
Increase (decrease) in bank loans with maturities of three months or less	204,800	(49,700)	20,200
Issuances of debt including bank loans with maturities greater than three months	345,000	130,000	—
Repayments of debt including bank loans with maturities greater than three months	(140,000)	(40,000)	—
Redemption of preferred shares subject to mandatory redemption	—	(20,000)	—
Capital contribution from UGI Corporation	265,000	—	—
Excess tax benefits from equity-based payment arrangements	176	—	—

Net cash provided (used) by financing activities	637,361	(18,168)	(24,800)

Cash and cash equivalents increase (decrease)	$256	$2,665	$(283)

CASH AND CASH EQUIVALENTS:
End of year	$2,942	$2,686	$21
Beginning of year	2,686	21	304

Increase (decrease)	$256	$2,665	$(283)

See accompanying notes to consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(Thousands of dollars)

				Accumulated	Total
		Additional		Other	Common
	Common	Paid-in	Retained	Comprehensive	Stockholder’s
	Stock	Capital	Earnings	Income (Loss)	Equity
Balance September 30, 2003	$60,259	$79,046	$117,496	$(2,049)	$254,752
Net income			48,958		48,958
Net change in fair value of derivative instruments (net of tax of $246)				347	347
Reclassifications of net losses on interest rate protection agreements (net of tax of $176)				247	247

Comprehensive income			48,958	594	49,552
Cash dividends — Common Stock			(45,000)		(45,000)
Other		727			727

Balance September 30, 2004	60,259	79,773	121,454	(1,455)	260,031
Net income			50,821		50,821
Net change in fair value of derivative instruments (net of tax of $1,027)				1,448	1,448
Reclassifications of net losses on interest rate protection agreements (net of tax of $177)				250	250

Comprehensive income			50,821	1,698	52,519
Cash dividends — Common Stock			(38,468)		(38,468)
Other		849			849

Balance September 30, 2005	60,259	80,622	133,807	243	274,931
Net income			48,641		48,641
Net change in fair value of derivative instruments (net of tax of $3,130)				(4,413)	(4,413)
Reclassifications of net losses on interest rate protection agreements (net of tax of $267)				376	376

Comprehensive income			48,641	(4,037)	44,604
Cash dividends — Common Stock			(37,615)		(37,615)
Capital contribution from UGI		265,000			265,000
Other		179			179

Balance September 30, 2006	$60,259	$345,801	$144,833	$(3,794)	$547,099

See accompanying notes to consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Consolidation Principles
UGI Utilities, Inc., a wholly owned subsidiary of UGI Corporation (“UGI”), and its wholly-owned subsidiary UGI Penn Natural Gas, Inc. (“UGIPNG”) own and operate (1) a natural gas distribution utility in parts of eastern Pennsylvania (“UGI Gas”), (2) a natural gas distribution utility in northeastern Pennsylvania (“PNG Gas”) and (3) an electricity distribution utility in northeastern Pennsylvania (“Electric Utility”). On August 24, 2006, UGI Utilities, Inc.’s subsidiary, UGIPNG, acquired certain assets and assumed certain liabilities of Southern Union Company’s (“SU’s”) PG Energy Division and all of the issued and outstanding stock of SU’s wholly owned subsidiary PG Energy Services, Inc. (collectively, the “PG Energy Acquisition”). See Note 2.
We refer to UGI Gas and PNG Gas collectively as “Gas Utility.” The term “UGI Utilities” is used sometimes as an abbreviated reference to UGI Utilities, Inc. or UGI Utilities, Inc. and UGIPNG. We refer to Gas Utility and Electric Utility collectively as “the Company” or “we.” Our consolidated financial statements include the accounts of UGI Utilities and its subsidiaries. We eliminate all significant intercompany accounts when we consolidate. Our Gas Utility and Electric Utility are subject to regulation by the Pennsylvania Public Utility Commission (“PUC”).
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
Regulated Utility Operations
We account for the operations of Gas Utility and Electric Utility in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”). SFAS 71 requires us to record the effects of rate regulation in the financial statements. SFAS 71 allows us to defer expenses and revenues on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the ratemaking process in a period different from the period in which they would have been reflected in the income statement of an unregulated company. These deferred assets and liabilities are then flowed through the income statement in the period in which the same amounts are included in rates and recovered from or refunded to customers. As required by SFAS 71, we monitor our regulatory and competitive environments to determine whether the recovery of our regulatory assets continues to be probable. If we were to determine that recovery of these regulatory assets is no longer probable, such assets would be written off against earnings. We believe that SFAS 71 continues to apply to our regulated operations and that the recovery of our regulatory assets is probable. See Note 3.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidated Statements of Cash Flows
We define cash equivalents as all highly liquid investments with maturities of three months or less when purchased. We record cash equivalents at cost plus accrued interest, which approximates market value. Restricted cash represents the cash deposited in our natural gas futures brokerage account.
We paid interest totaling $22,131 in 2006, $17,509 in 2005 and $18,143 in 2004. We paid income taxes totaling $24,939 in 2006, $36,348 in 2005 and $19,910 in 2004.
Revenue Recognition
We record regulated revenues for service provided to the end of each month which includes an accrual for certain unbilled amounts based upon estimated usage. We reflect the impact of Gas Utility and Electric Utility rate increases or decreases at the time they become effective. Nonregulated revenues are recognized as services are performed or products are delivered.
Inventories
Our inventories are stated at the lower of cost or market. Substantially all of our inventory is determined on an average cost method.
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
We are amortizing deferred investment tax credits related to the Company’s plant additions over the service lives of the related property. The Company reduces its deferred income tax liability for the future tax benefits that will occur when the deferred investment tax credits, which are not taxable, are amortized. We also reduce the regulatory income tax asset for the probable reduction in future revenues that will result when such deferred investment tax credits amortize.
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
We record depreciation expense for plant and equipment on a straight-line method over the estimated average remaining lives of the various classes of depreciable property. Depreciation expense as a percentage of the related average depreciable base for Gas Utility was 2.5% in 2006, 2.4% in 2005 and 2.3% in 2004. Depreciation expense as a percentage of the related average depreciable base for Electric Utility was 2.8% in 2006, 2.9% in 2005 and 2.8% in 2004. Depreciation expense was $25,501 in 2006, $23,046 in 2005, and $21,860 in 2004.
We evaluate the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate recoverability based upon undiscounted future cash flows expected to be generated by such assets.
Intangible Assets
In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill resulting from the PG Energy Acquisition is subject to tests for impairment at least annually. SFAS 142 requires that we perform impairment tests more frequently than annually if events or circumstances indicate that the value of goodwill might be impaired. The goodwill recorded on our Consolidated Balance Sheet at September 30, 2006 is based upon our preliminary purchase price allocation, see Note 2. We use valuation techniques which use discounted estimates of future cash flows to be generated in the absence of quoted market prices to perform our impairment tests. No provision for goodwill impairment was recorded during 2006.
Computer Software Costs
We include in property, plant and equipment costs associated with computer software we develop or obtain for use in our businesses. We amortize computer software costs on a straight-line basis over expected periods of benefit not exceeding fifteen years once the installed software is ready for its intended use.
Deferred Fuel Costs
Gas Utility’s tariffs contain clauses which permit recovery of certain purchased gas costs through the application of purchased gas cost (“PGC”) rates. The clauses provide for periodic adjustments to PGC rates for the difference between the total amount of purchased gas costs collected from customers and the recoverable costs incurred. In accordance with SFAS 71, we defer the difference between amounts recognized in revenues and the applicable gas costs incurred until they are subsequently billed or refunded to customers. The balance sheet caption “deferred fuel costs” reflects amounts related to this PGC recovery mechanism.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Employee Retirement Plans
The Company sponsors two defined benefit pension plans (“Pension Plan”). The Company uses a market related value of plan assets and expected long-term rates of return on plan assets to determine the expected return on plan assets associated with the Pension Plan. The market related value of plan assets other than equities in the Pension Plan is based upon the market price of the plan assets or similar assets. The market related value of equities in the Pension Plan is calculated by rolling forward the prior-year’s market related value with contributions, disbursements and the expected return on plan assets. One third of the difference between the expected and the actual value is then added to or subtracted from the expected value to determine the new market related value. See Note 6.
Stock-Based Compensation
Under UGI’s 2004 Omnibus Equity Compensation Plan (“OECP”), certain key employees of UGI Utilities may be granted stock options and other equity-based awards (“Units”) of UGI Common Stock. Such awards typically vest ratably over a period of three years. There are certain change of control and retirement eligibility conditions that, if met, generally result in accelerated vesting or eliminate further service requirements. Stock options for UGI Common Stock generally can be exercised no later than ten years from the grant date. Effective October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Prior to October 1, 2005, as permitted, we applied the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), in recording compensation expense for grants of stock, stock options and other equity instruments to employees. Under APB 25, the Company did not record any compensation expense for stock options, but provided the required pro forma disclosures as if we had determined compensation expense under the fair value method prescribed by the provisions of SFAS No. 123. Under SFAS 123R, all equity-based compensation cost is measured on the grant date or at period end based on the fair value of that award and is recognized in the income statement over the requisite service period.
As permitted by SFAS 123R, under the modified prospective approach, effective October 1, 2005, we began recording compensation expense for awards that were not vested as of that date and did not restate any prior periods. For the periods prior to and subsequent to the adoption of SFAS 123R, we used the Black-Scholes option-pricing model to estimate the fair value of each option. The adoption of SFAS 123R resulted in pre-tax compensation expense associated with stock options of $371 ($217 after-tax) during 2006. As of September 30, 2006, there was $438 of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 1.8 years. Assuming no significant change in the level of future stock option grants to the Company’s employees, we do not believe that compensation expense associated with stock options will have a material impact on our financial position, results of operations or cash flows.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Effective in June 2006, UGI modified the settlement terms of those Units awarded to employees having an original grant date of January 1, 2006 which did not impact the number of awards to employees. For these Unit awards, we used the Monte Carlo valuation model to estimate their fair value. Compensation costs associated with these modified awards are measured based upon the fair value on the date of modification and as of the end of each period, as appropriate. Compensation costs are recorded over requisite service periods. The Company did not incur any incremental compensation expense as a result of this modification.
We recorded total net pre-tax equity-based compensation expense associated with both Units and stock options of $367 ($215 after-tax) during the twelve months ended September 30, 2006. The following table illustrates the effects on net income as if we had applied the provisions of SFAS 123R to all equity-based compensation awards for the comparable periods prior to the adoption of SFAS 123R.

	2005	2004
Net income, as reported	$50,821	$48,958
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,032	1,551
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,229)	(1,715)

Pro forma net income	$50,624	$48,794

During the year ended September 30, 2006, a portion of vested Unit awards were settled in shares of UGI Common Stock and $384 in cash. As of September 30, 2006, there was a total of $704 of unrecognized compensation expense associated with 66,234 Unit awards that are expected to be recognized over a weighted average period of 1.7 years. At September 30, 2006, total liabilities of $1,118 associated with Unit awards are reflected in other current liabilities and other noncurrent liabilities in the Condensed Balance Sheet.
The following table illustrates the number of unvested Unit awards:

		Weighted-Average
	Number of	Grant Date Fair
	UGI Units	Value (per Unit)
Non-vested awards — September 30, 2005	27,182	$20.82
Granted	19,500	$23.26
Vested	(21,640)	$20.94
Non-vested awards — September 30, 2006	25,042	$22.67
Environmental and Other Legal Matters
We accrue environmental investigation and cleanup costs when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. Amounts accrued generally reflect our best estimate of costs expected to be incurred or the minimum liability associated with a

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
range of expected environmental response costs. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. In those instances for which the amount and timing of cash payments associated with environmental investigation and cleanup are reliably determinable, we discount such liabilities to reflect the time value of money. We intend to pursue recovery of any incurred costs through all appropriate means, including regulatory relief. UGI Gas is permitted to amortize as removal costs site-specific environmental investigation and remediation costs, net of related third-party payments, associated with Pennsylvania sites. UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred removal costs. In accordance with existing regulatory practice at the PUC, site-specific environmental investigation and remediation costs associated with PNG Gas are amortized as removal costs over a five-year period. At September 30, 2006, neither the Company’s undiscounted amount nor its accrued liability for environmental investigation and cleanup costs was material.
Similar to environmental issues, we accrue investigation and other legal costs for other matters when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated (see Note 9).
Derivative Instruments
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. For a detailed description of the derivative instruments we use, our objectives for using them, and related supplemental information required by SFAS 133, see Note 10.
Comprehensive Income
Comprehensive income comprises net income and other comprehensive income (loss). Other comprehensive income (loss) of $(4,037), $1,698 and $594 for the years ended September 30, 2006, 2005 and 2004, respectively, is the result of gains or losses on interest rate protection agreements (“IRPAs”) and changes in the fair value of an electric price swap agreement qualifying as cash flow hedges, net of reclassifications to net income.
Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its balance sheet with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. SFAS 158 is effective as of the end of our fiscal year ending September 30, 2007. Had SFAS 158 been applied to our

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2006 Consolidated Balance Sheet, we estimate that the impact would have resulted in a reduction of long-term assets of $19,300, an increase of long-term liabilities of $23,900, a net reduction of deferred tax liabilities of $17,900 and a reduction of stockholder’s equity of $25,300. However, the effect at any future date could significantly differ depending on the measurement of our pension and other postretirement benefit plan assets and obligations at that date.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for our fiscal year beginning October 1, 2008. We are currently evaluating the impact, if any, of the provisions of SFAS 157.
In September 2006, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered when quantifying a current year misstatement. The provisions of SAB 108 are effective for the end of our fiscal year ending September 30, 2007.
In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for our fiscal year beginning October 1, 2007. We are currently evaluating the impact that this standard will have on our Consolidated Financial Statements.
2. ACQUISITION OF PG ENERGY
On August 24, 2006, UGI Utilities acquired certain assets and assumed certain liabilities of SU’s PG Energy Division, a natural gas distribution business located in northeastern Pennsylvania, and all of the issued and outstanding stock of SU’s wholly-owned subsidiary, PG Energy Services, Inc. pursuant to a Purchase and Sale Agreement, as amended, between SU and UGI dated as of January 26, 2006 (the “Agreement”). Immediately prior to the PG Energy Acquisition, UGI assigned its rights and obligations under the Agreement to UGI Utilities’ newly formed subsidiary, UGIPNG. The PG Energy Acquisition increased UGI Utilities’ presence in northeastern Pennsylvania by adding approximately 158,000 natural gas customers. We expect to obtain operating and financial synergies as we integrate PNG Gas with our existing operations over time.
Under the terms of the Agreement, on August 24, 2006, the Company paid SU the acquisition price of $580,000 (excluding transaction fees and expenses) which amount is subject to working capital adjustments. The cash payment of $580,000 was funded with the net proceeds from the

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
issuance of $275,000 of UGI Utilities’ bank loans under a Credit Agreement dated as of August 18, 2006 (the “Bridge Loan”), cash capital contributions from UGI of $265,000 and $40,000 from borrowings under UGI Utilities’ revolving credit agreement. In September 2006, UGI Utilities repaid amounts outstanding under the Bridge Loan with the proceeds from the issuance of $175,000 of 5.753% Senior Notes due 2016 and $100,000 of 6.206% Senior Notes due 2036.
The assets and liabilities of the PG Energy Acquisition are included in our Consolidated Balance Sheet at September 30, 2006. The operating results of PNG Gas are included in our consolidated results beginning August 24, 2006. The preliminary purchase price allocation has not been finalized because we are still in the process of reviewing and determining the fair value of certain of PNG Gas’ assets acquired and liabilities assumed, principally working capital adjustments and amounts associated with environmental related liabilities. The purchase price is subject to a working capital adjustment, pursuant to the Agreement, equal to the difference between an estimated $68,100 and the actual working capital as of the closing date agreed to by both UGIPNG and SU.
The preliminary purchase price of PNG Gas, including estimated transaction fees and expenses of $9,800, has been allocated to the assets acquired and liabilities assumed, as follows:

Working capital	$49,600
Property, plant and equipment	362,300
Goodwill	182,900
Regulatory assets	6,700
Other assets	800
Noncurrent liabilities	(12,500)

Total	$589,800

Substantially all of the estimated goodwill is expected to be deductible for income tax purposes over a fifteen-year period.
The following table presents unaudited pro forma income statement data for the years ended September 30, 2006 and 2005 as if the acquisition of PNG Gas had occurred as of the beginning of those periods:

	2006	2005
	(pro forma)	(pro forma)
Revenues	$1,146,700	$968,600
Net (loss) income	(38,200)	62,800
The pro forma results of operations reflect PNG Gas’ historical operating results after giving effect to adjustments directly attributable to the transaction that are expected to have a continuing effect. The pro forma amounts are not necessarily indicative of the operating results that would have occurred had the PG Energy Acquisition been completed as of the date indicated, nor are they necessarily indicative of future operating results. The unaudited pro forma net income for the twelve months ended September 30, 2006 includes a writedown of goodwill of $98,000 recorded by SU during the three months ended December 31, 2005.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Pursuant to the Agreement, SU and UGIPNG entered into a Transition Services Agreement (“TSA”) whereby each party will be a provider and receiver of certain services to the other. The principal services include general business continuity, information technology, accounting and tax services. Services under the TSA will be provided through the expiration of the term relating to each service or until such time as mutually agreed by UGIPNG and SU.
3. REGULATORY ASSETS AND LIABILITIES AND REGULATORY MATTERS
The following regulatory assets and liabilities are included in our accompanying balance sheets at September 30:

	2006	2005
Regulatory assets:
Income taxes recoverable	$64,304	$58,601
Postretirement benefits	5,410	1,690
Other	3,205	1,043

Total regulatory assets	$72,919	$61,334

Regulatory liabilities:
Postretirement benefits	$3,811	$2,823
Deferred fuel costs	12,171	17,370

Total regulatory liabilities	$15,982	$20,193

The Company’s regulatory liabilities relating to postretirement benefits are included in “other noncurrent liabilities” on the Consolidated Balance Sheets. The Company does not recover a rate of return on its regulatory assets.
Prior to the PG Energy Acquisition, on April 13, 2006, an application was filed with the PUC seeking an increase in base rates. In an order entered on November 30, 2006, the PUC approved a settlement of the base rate proceeding of PG Energy (PNG Gas). The settlement provides for an increase in natural gas distribution base rates of $12,500 annually or approximately 4%, effective December 2, 2006. In addition, the settlement provides PNG Gas the ability to recover up to $1,000 of additional corporate franchise tax through the state tax adjustment surcharge mechanism.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. DEBT
Long-term debt comprises the following at September 30:

	2006	2005
Senior Notes:
5.75% Notes due October 2016	175,000	—
6.21% Notes due October 2034	100,000	—
Medium-Term Notes:
7.14% Notes, due December 2005 (including unamortized premium of $30 in 2005, effective rate - 6.64%)	$—	$30,030
7.14% Notes, due December 2005	—	20,000
7.17% Notes, due June 2007	20,000	20,000
5.53% Notes due September 2012	40,000	40,000
5.37% Notes due August 2013	25,000	25,000
5.16% Notes due May 2015	20,000	20,000
7.37% Notes, due October 2015	22,000	22,000
5.64% Notes, due December 2015	50,000	—
7.25% Notes, due November 2017	20,000	20,000
6.50% Notes due August 2033	20,000	20,000
6.13% Notes due October 2034	20,000	20,000

Total long-term debt	512,000	237,030
Less current maturities	(20,000)	(50,000)

Total long-term debt due after one year	$492,000	$187,030

The only principal repayment of long-term debt due during the next five fiscal years ending September 30 is $20,000 of 7.17% Medium-Term Notes due June 2007.
UGI Utilities has a revolving credit agreement (“Credit Agreement”) with banks providing for borrowings of up to $350,000. This agreement is currently scheduled to expire in August 2007, but may be automatically extended by UGI Utilities to August 2011. Under this agreement, UGI Utilities may borrow at various prevailing interest rates, including LIBOR and the banks’ prime rate. UGI Utilities pays quarterly facility fees on this credit line. UGI Utilities had revolving credit agreement borrowings totaling $216,000 at September 30, 2006 and $11,200 at September 30, 2005 which we classify as bank loans. UGI Utilities from time to time has entered into short-term borrowings under uncommitted arrangements with major banks in order to meet liquidity needs. Such borrowings are also classified as bank loans. At September 30, 2005, we had two separate $35,000 borrowings outstanding under uncommitted arrangements with major banks. Scheduled repayments of these borrowings were made in February and March 2006. The weighted-average interest rates on our bank loans outstanding were 5.58% at September 30, 2006 and 4.41% at September 30, 2005.
UGI Utilities’ Credit Agreement requires UGI Utilities to maintain a maximum ratio of Consolidated Debt to Consolidated Total Capital, as defined, of 0.65 to 1.00.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. INCOME TAXES
The provisions for income taxes consist of the following:

	2006	2005	2004
Current expense:
Federal	$17,613	$26,387	$15,413
State	5,050	8,376	6,854

Total current expense	22,663	34,763	22,267
Deferred expense	9,647	(235)	12,271
Investment tax credit amortization	(407)	(396)	(398)

Total income tax expense	$31,903	$34,132	$34,140

A reconciliation from the statutory federal tax rate to our effective tax rate is as follows:

	2006	2005	2004
Statutory federal tax rate	35.0%	35.0%	35.0%
Difference in tax rate due to:
State income taxes, net of federal benefit	5.4	5.6	5.7
Deferred investment tax credit amortization	(0.5)	(0.5)	(0.4)
Other, net	(0.3)	0.1	0.8

Effective tax rate	39.6%	40.2%	41.1%

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Deferred tax liabilities (assets) comprise the following at September 30:

	2006	2005
Excess book basis over tax basis of property, plant and equipment	$138,562	$132,222
Regulatory assets	29,881	25,450
Pension plan assets and liabilities	4,281	9,315
Deferred expenses	7,221	1,938
Other	1,594	515

Gross deferred tax liabilities	181,539	169,440

Allowance for doubtful accounts	(5,279)	(1,893)
Deferred investment tax credits	(2,823)	(2,985)
Employee-related expenses	(6,641)	(5,719)
Regulatory liabilities	(9,143)	(7,413)
Accumulated other comprehensive loss	(2,692)	—
Other	(4,959)	(2,994)

Gross deferred tax assets	(31,537)	(21,004)

Net deferred tax liabilities	$150,002	$148,436

The Company had recorded deferred tax liabilities of approximately $40,445 as of September 30, 2006 and $37,270 as of September 30, 2005 pertaining to utility temporary differences, principally a result of accelerated tax depreciation for state income tax purposes, the tax benefits of which previously were or will be flowed through to ratepayers. These deferred tax liabilities have been reduced by deferred tax assets of $2,823 at September 30, 2006 and $2,985 at September 30, 2005, pertaining to utility deferred investment tax credits. We had recorded regulatory income tax assets related to these net deferred taxes of $64,304 at September 30, 2006 and $58,601 at September 30, 2005. These regulatory income tax assets represent future revenues expected to be recovered through the ratemaking process. We will recognize this regulatory income tax asset in deferred tax expense as the corresponding temporary differences reverse and additional income taxes are incurred.
6. EMPLOYEE RETIREMENT PLANS
Defined Benefit Pension and Other Postretirement Plans
The Company sponsors two defined benefit pension plans for employees of UGI Utilities, UGIPNG, UGI, and certain of UGI’s other wholly owned subsidiaries. In addition, we provide postretirement health care benefits to certain of our retirees and a limited number of active employees, and postretirement life insurance benefits to nearly all active and retired employees. As a result of the PG Energy Acquisition, we acquired the pension assets and assumed the pension liabilities related to the Employees’ Retirement Plan of Southern Union Company Pennsylvania Division (the “Division Plan”).

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following provides a reconciliation of projected benefit obligations, plan assets and funded status of the plans as of September 30:

	Pension		Other Postretirement
	Benefits		Benefits
	2006	2005	2006	2005
Change in benefit obligations:
Benefit obligations — beginning of year	$237,421	$220,486	$15,159	$25,148
Service cost	5,716	5,217	158	129
Interest cost	13,912	13,467	877	1,259
Actuarial (gain) loss	(11,261)	8,277	(116)	(1,858)
PG Energy Acquisition	71,283	—	2,367	—
Plan amendments	—	—	—	(7,799)
Benefits paid	(10,759)	(10,026)	(1,445)	(1,720)

Benefit obligations — end of year	$306,312	$237,421	$17,000	$15,159

Change in plan assets:
Fair value of plan assets — beginning of year	$211,676	$196,355	$11,291	$10,171
Actual return on plan assets	11,396	25,347	861	834
Employer contributions	—	—	646	2,006
PG Energy Acquisition	62,252	—	—	—
Benefits paid	(10,759)	(10,026)	(1,445)	(1,720)

Fair value of plan assets — end of year	$274,565	$211,676	$11,353	$11,291

Funded status of the plans	$(31,747)	$(25,745)	$(5,647)	$(3,868)
Unrecognized net actuarial loss	41,773	47,107	3,575	4,358
Unrecognized prior service cost	264	1,088	(2,338)	(2,562)

Prepaid (accrued) benefit cost — end of year	$10,290	$22,450	$(4,410)	$(2,072)

Assumptions as of September 30:
Discount rate	6.0%	5.7%	6.0%	5.7%
Expected return on plan assets	8.5%	9.0%	5.5%	5.8%
Rate of increase in salary levels	3.8%	4.0%	3.8%	4.0%
Net pension expense is determined using assumptions as of the beginning of each fiscal year and, in the case of UGIPNG’s pension and postretirement benefits, as of August 31, 2006. Funded status is determined using assumptions as of the end of each fiscal year. The expected rate of return on assets assumption is based on the rates of return for certain asset classes and the allocation of plan assets among those asset classes as well as actual historic long-term rates of return on our plan assets.
Included in the end of year pension benefit obligations above are $26,384 at September 30, 2006 and $26,223 at September 30, 2005 relating to employees of UGI and certain of its other subsidiaries. Included in the end of year other postretirement obligations above are $763 at September 30, 2006 and $751 at September 30, 2005 relating to employees of UGI and certain of its other subsidiaries.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Net periodic pension expense and other postretirement benefit costs relating to the Company’s employees include the following components:

	Pension			Other Postretirement
	Benefits			Benefits
	2006	2005	2004	2006	2005	2004
Service cost	$5,023	$4,593	$4,318	$139	$117	$110
Interest cost	12,795	12,402	11,642	850	1,235	1,487
Expected return on assets	(17,614)	(16,439)	(15,412)	(609)	(526)	(459)
Amortization of:
Transition (asset) obligation	—	—	(1,233)	—	510	680
Prior service cost	757	640	622	(220)	(55)	—
Actuarial loss	1,650	1,274	1,085	220	238	316

Net benefit cost	2,611	2,470	1,022	380	1,519	2,134
Change in regulatory and other assets and liabilities	(373)	—	—	2,744	1,580	965

Net expense	$2,238	$2,470	$1,022	$3,124	$3,099	$3,099

Pension plan assets associated with our two defined benefit pension plans are held in trust. Although the projected benefit obligations of these plans exceeded plan assets at September 30, 2006 and 2005, plan assets exceeded accumulated benefit obligations by $5,928 and $7,404, respectively. The Company did not make any contributions to its pension plans in 2006, 2005 or 2004 and does not believe that it will be required to make any contributions during the year ending September 30, 2007 for ERISA funding purposes.
Pursuant to orders issued by the PUC, UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to fund the UGI Utilities’ postretirement benefit obligations and to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs determined under SFAS No. 106, “Employers Accounting for Postretirement Benefits Other than Pensions” (“SFAS 106”). The difference between such amounts calculated under SFAS 106 and the amounts included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Effective July 1, 2005, substantially all retirees and their beneficiaries participating in the UGI Utilities’ postretirement benefit program were enrolled in insured Medicare Advantage plans. As a result of this change, net benefit cost declined for periods subsequent to July 1, 2005. The Company’s estimated required contribution to the VEBA during the year ending September 30, 2007 is not expected to be material.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Expected payments for pension benefits and other postretirement welfare benefits are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
Fiscal 2007	$14,370	$1,346
Fiscal 2008	14,691	1,383
Fiscal 2009	15,097	1,418
Fiscal 2010	15,590	1,445
Fiscal 2011	16,206	1,460
Fiscal 2012-2016	93,054	7,019
In accordance with our investment strategy to obtain long-term growth, our target asset allocations are to maintain a mix of 60% equities and the remainder in fixed income funds or cash equivalents. The target and actual allocations for our defined benefit pension plans and VEBA trust assets at September 30 are as follows:

	Target		Pension Plan		VEBA
	Pension
	Plan	VEBA	2006	2005	2006	2005
Equities	60%	60%	60%	60%	63%	62%
Fixed income funds	40%	30%	40%	40%	30%	31%
Cash equivalents	N/A	10%	N/A	N/A	7%	7%
UGI Common Stock comprised approximately 7% and 11% of pension plan trust assets at September 30, 2006 and 2005, respectively.
The assumed health care cost trend rates are 10% for fiscal 2007, decreasing to 5.5% in fiscal 2012. A one percentage point change in the assumed health care cost trend rate would increase (decrease) the 2006 postretirement benefit cost and obligation as follows:

	1%	1%
	Increase	Decrease
Effect on total service and interest costs	$42	$(37)
Effect on postretirement benefit obligation	729	(650)
We also sponsor an unfunded and non-qualified supplemental executive retirement income plan. At September 30, 2006 and 2005, the projected benefit obligations of this plan were $3,250 and $2,700, respectively. We recorded expense for this plan of $522 in 2006, $439 in 2005 and $460 in 2004.
Defined Contribution Plans
We sponsor a 401(k) savings plan for eligible employees (“Utilities Savings Plan”). Generally, participants in the Utilities Savings Plan may contribute a portion of their compensation on a before-tax and after-tax basis. We may, at our discretion, match a portion of participants’ contributions. The cost of benefits under the savings plan totaled $918 in 2006, $931 in 2005, and $915 in 2004.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. INVENTORIES
Inventories comprise the following at September 30:

	2006	2005
Utility fuel and gases	$157,020	$69,196
Appliances for sale	548	583
Materials, supplies and other	5,042	1,805

Total inventories	$162,610	$71,584

Included in utility fuel and gases inventories are amounts associated with the UGI Gas’ Storage Contract Administration Agreement (“Storage Agreement”) with Energy Services, Inc. (“Energy Services”), a wholly owned subsidiary of UGI. For a detailed description of the Storage Agreement and the accounting for such inventories, see Note 13.
8. SERIES PREFERRED STOCK
We have 2,000,000 shares of Series Preferred Stock, including both series subject to and series not subject to mandatory redemption, authorized for issuance. We had no shares of Series Preferred Stock outstanding at September 30, 2006.
On October 1, 2004, we redeemed all 200,000 shares of our $7.75 Series Preferred Stock at a price of $100 per share together with full cumulative dividends. The redemption on October 1, 2004 was funded with proceeds from the October 2004 issuance of $20,000 of 6.13% Medium-Term Notes due October 2034.
9. COMMITMENTS AND CONTINGENCIES
We lease various buildings and transportation, computer and office equipment and other facilities under operating leases. Certain of our leases contain renewal and purchase options and also contain escalation clauses. Our aggregate rental expense for such leases was $5,025 in 2006, $4,703 in 2005, and $4,431 in 2004.
Minimum future payments under operating leases that have initial or remaining noncancelable terms in excess of one year for the fiscal years ending September 30 are as follows: 2007 — $4,247; 2008 - $3,215; 2009 — $2,054; 2010 — $1,542; 2011 — $1,135; after 2011-$2,459.
Gas Utility has gas supply agreements with producers and marketers with terms not exceeding one year. Gas Utility also has agreements for firm pipeline transportation and natural gas storage service which Gas Utility may terminate at various dates through 2017. Gas Utility’s costs associated with transportation and storage service agreements are included in its annual PGC filing with the PUC and are recoverable through PGC rates. In addition, Gas Utility has short-term gas supply agreements which permit it to purchase certain of its gas supply needs on a firm or interruptible basis at spot-market prices.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Electric Utility purchases its capacity requirements and electric energy needs under contracts with various suppliers and on the spot market. Contracts with producers for capacity and energy needs expire at various dates through fiscal 2011.
Future contractual cash obligations under Gas Utility and Electric Utility supply, storage and service agreements existing at September 30, 2006 are as follows: 2007 — $367,174; 2008 — $157,125; 2009 — $144,524; 2010 — $83,989; 2011 — $46,445; after 2011 — $86,891.
From the late 1800s through the mid-1900s, UGI Utilities and its former subsidiaries owned and operated a number of manufactured gas plants (“MGPs”) prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MGPs. Between 1882 and 1953, UGI Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the businesses of some gas companies under agreement. Pursuant to the requirements of the Public Utility Holding Company Act of 1935, UGI Utilities divested all of its utility operations other than those which now constitute UGI Gas and Electric Utility.
UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because UGI Gas is currently permitted to include in rates, through future base rate proceedings, prudently incurred remediation costs associated with such sites. In accordance with existing regulatory practices of the PUC, PNG Gas amortizes as removal costs over a five-year period site-specific environmental investigation and remediation costs.
As a result of the PG Energy Acquisition by our wholly-owned subsidiary, UGIPNG, UGIPNG became a party to a Multi-Site Remediation Consent Order and Agreement between PG Energy and the Pennsylvania Department of Environmental Protection dated March 31, 2004 (“Multi-Site Agreement”). The Multi-Site Agreement requires UGIPNG to perform a specified level of activities associated with environmental investigation and remediation work at eleven currently owned properties on which MGP-related facilities were operated (“Properties”). UGIPNG is not required to spend more than $1,100 in any calendar year for such expenditures, including costs to perform work on the Properties. Costs related to investigation and remediation of one property formerly owned by UGIPNG are also included in this cap. The Multi-Site Agreement terminates at the end of fifteen years but may be terminated by either party at the end of any two-year period beginning with the effective date.
UGI Utilities has been notified of several sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by it or owned or operated by its former subsidiaries. Such parties are investigating the extent of environmental contamination or performing environmental remediation. UGI Utilities is currently litigating four claims against it relating to out-of-state sites. We accrue environmental investigation and cleanup costs when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated.
Management believes that under applicable law UGI Utilities should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by former subsidiaries of UGI Utilities, if a court were to conclude that (1) the subsidiary’s separate corporate form should be disregarded or (2) UGI Utilities should be considered to have been an operator because of its conduct with respect to its subsidiary’s MGP.
On September 22, 2006, South Carolina Electric & Gas Company (“SCE&G”), a subsidiary of SCANA Corporation filed a lawsuit against UGI Utilities in the District Court of South Carolina seeking contribution from UGI Utilities for past and future remediation costs related to the operations of a former MGP located in Charleston, South Carolina. SCE&G asserts that the plant operated from 1855 to 1954 and alleges that UGI Utilities controlled operations of the plant from 1910 to 1926 and is liable for 47% of the costs associated with the site. SCE&G assets that it has spent approximately $22,000 in remediation costs and $26,000 in third-party claims relating to the site and estimates that future remediation costs could be as high as $2,500. SCE&G further asserts that it has received a demand from the United States Justice Department for natural resource damages. UGI Utilities believes that it has good defenses to this claim and is defending the suit.
In April 2003, Citizens Communications Company (“Citizens”) served a complaint naming UGI Utilities as a third-party defendant in a civil action pending in the United States District for the District of Maine. In that action, the plaintiff, City of Bangor, Maine (“City”) sued Citizens to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Citizens’ predecessors at a site on the Penobscot River. Citizens subsequently joined UGI Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of costs Citizens may be required to pay to the City for cleaning up tar deposits in the Penobscot River. Citizens alleges that UGI Utilities and its predecessors owned and operated the plant from 1901 to 1928. Studies conducted by the City and Citizens suggest that it could cost up to $18,000 to clean up the river. Citizens’ third party claims have been stayed pending a resolution of the City’s suit against Citizens, which was tried in September 2005. Maine’s Department of Environmental Protection (“DEP”) informed UGI Utilities in March 2005 that it considers UGI Utilities to be a potentially responsible party for costs incurred by the State of Maine related to gas plant contaminants at this site. On June 27, 2006, the court issued an order finding Citizens responsible for 60% of the cleanup costs. The amount of Citizens’ liability has not been finally determined. The court has stayed further proceedings while the City and Citizens discuss settlement. UGI Utilities believes that it has good defenses to Citizens’ claim and to any claim that the DEP may bring to recover its costs, and is defending the Citizens’ suit.
By letter dated July 29, 2003, Atlanta Gas Light Company (“AGL”) served UGI Utilities with a complaint filed in the United States District Court for the Middle District of Florida in which AGL alleges that UGI Utilities is responsible for 20% of approximately $8,000 incurred by AGL in the investigation and remediation of a former MGP site in St. Augustine, Florida. UGI Utilities formerly owned stock of the St. Augustine Gas Company, the owner and operator of the MGP. On March 22, 2005, the trial court granted UGI Utilities’ motion for summary judgment. AGL appealed and on September 6, 2006, the Eleventh Circuit Court of Appeals affirmed the trial court’s entry of summary judgment, effectively terminating the case.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The trial court granted UGI Utilities’ motion for summary judgment and dismissed ConEd’s complaint. The grant of summary judgment was entered April 1, 2004. ConEd appealed and on September 9, 2005 a panel of the Second Circuit Court of Appeals affirmed in part and reversed in part the decision of the trial court. The appellate panel affirmed the trial court’s decision dismissing claims that UGI Utilities was liable under CERCLA as an operator of MGPs owned and operated by its former subsidiaries. The appellate panel reversed the trial court’s decision that UGI Utilities was released from liability at three sites where UGI Utilities operated MGPs under lease. On October 7, 2005, UGI Utilities filed for reconsideration of the panel’s order which was denied by the Second Circuit Court of Appeals on January 17, 2006. On April 14, 2006, UGI Utilities filed a petition requesting that the United States Supreme Court review the decision of the Second Circuit Court of Appeals. On October 2, 2006, the Supreme Court entered an order inviting the Solicitor General to file a brief expressing the views of the United States in this case.
By letter dated June 24, 2004, KeySpan Energy (“KeySpan”) informed UGI Utilities that KeySpan has spent $2,300 and expects to spend another $11,000 to clean up an MGP site it owns in Sag Harbor, New York. KeySpan believes that UGI Utilities is responsible for approximately 50% of these costs as a result of UGI Utilities’ alleged direct ownership and operation of the plant from 1885 to 1902. By letter dated June 6, 2006, KeySpan reported that the New York Department of Environmental Conservation has approved a remedy for the site that is estimated to cost approximately $10,000. KeySpan believes that the cost could be as high as $20,000. UGI Utilities is in the process of reviewing the information provided by KeySpan and is investigating this claim.
On September 11, 2006, UGI Utilities’ received a complaint filed by Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities, (together the “Northeast Companies”) in the United States District Court for the District of Connecticut seeking contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
plants from 1883 to 1941. The Northeast Companies estimated that remediation costs for all of the sites would total approximately $215,000 and asserted that UGI Utilities is responsible for approximately $103,000 of this amount. Based on information supplied by the Northeast Companies and UGI Utilities’ own investigation, UGI Utilities believes that it may have operated one of the sites, Waterbury North, under lease for a portion of its operating history. UGI Utilities is reviewing the Northeast Companies’ estimate that remediation costs at Waterbury North could total $23,000. UGI Utilities believes that it has good defenses to this claim and is defending the suit.
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
10. FINANCIAL INSTRUMENTS
In accordance with its commodity hedging policy, the Company has entered into (1) natural gas call option and futures contracts to reduce volatility in the cost of gas it purchases for its firm- residential, commercial and industrial (“retail core-market”) customers and (2) an electric price swap agreement to reduce the volatility in the cost of anticipated electricity requirements. Because costs of the natural gas call option and futures contracts and associated gains and losses resulting from these contracts are included in our PGC recovery mechanism, as these contracts are recorded at fair value in accordance with SFAS 133, any gains or losses are deferred for future refund to or recovery from Gas Utility’s ratepayers through the PGC recovery mechanism. We have designated the electric price swap as a cash flow hedge under SFAS 133.
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
We enter into IRPAs in order to manage interest rate risk associated with planned issuances of fixed-rate long-term debt. We designate these IRPAs as cash flow hedges. Gains or losses on IRPAs are included in other comprehensive income and are reclassified to interest expense as the interest expense on the associated debt affects earnings.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
During 2006, 2005 and 2004, there were no gains or losses recognized in earnings as a result of hedge ineffectiveness or as a result of excluding a portion of a derivative instrument’s gain or loss from the assessment of hedge effectiveness, and there were no gains or losses recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge. At September 30, 2006, our unsettled derivative contracts included in accumulated other comprehensive income include our electric price swap agreement and one IRPA.
Gains and losses included in accumulated other comprehensive income (loss) at September 30, 2006 relating to cash flow hedges will be reclassified into (1) interest expense when interest on hedged issuances of fixed-rate long-term debt is reflected in net income and (2) cost of sales when the forecasted purchases of electricity subject to the hedge impact net income. Included in accumulated other comprehensive income at September 30, 2006 are net after-tax losses of approximately $6,838 associated with settled IRPAs and an unsettled IRPA associated with a forecasted issuance of long-term debt anticipated to occur during fiscal year 2007. The amount of net loss on IRPAs expected to be reclassified into net income during the next twelve months is approximately $460. Also included in accumulated other comprehensive income at September 30, 2006 is an after-tax gain of $3,043 associated with our unsettled electric price swap agreement for purchases of electricity anticipated to occur during 2007. The actual amount of gains or losses on unsettled derivative instruments that ultimately is reclassified into net income will depend upon the value of such derivative contracts when settled. The fair value of derivative instruments is included in other current assets, other assets and other current liabilities in the Consolidated Balance Sheets.
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
The carrying amounts and estimated fair values of our remaining financial instruments (including unsettled derivative instruments) at September 30 are as follows:

	Carrying	Estimated
	Amount	Fair Value
2006:
Electric swap agreement	$5,202	$5,202
Interest rate protection agreement	352	352
Long-tem debt	512,000	521,000
2005:
Electric swap agreement	$6,073	$6,073
Interest rate protection agreements	(2,472)	(2,472)
Long-tem debt	237,030	247,000
We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We have financial instruments such as trade accounts receivable which could expose us to concentrations of credit risk. The credit risk from trade accounts receivable is limited because we have a large customer base which extends across many different markets. At September 30, 2006 and 2005, we had no significant concentrations of credit risk.
11. SEGMENT INFORMATION
We have determined that we have two reportable segments: (1) Gas Utility and (2) Electric Utility. Gas Utility revenues are derived principally from the sale and distribution of natural gas to customers in eastern and northeastern Pennsylvania. Electric Utility derives its revenues principally from the sale and distribution of electricity in two northeastern Pennsylvania counties.
The accounting policies of our reportable segments are the same as those described in Note 1. We evaluate the performance of our Gas Utility and Electric Utility segments principally based upon their income before income taxes.
No single customer represents more than ten percent of our consolidated revenues and there are no significant intersegment transactions. In addition, all of our reportable segments’ revenues are derived from sources within the United States, and all of our reportable segments’ long-lived assets are located in the United States.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Financial information by business segment follows:

		Gas	Electric
	Total	Utility	Utility
2006
Revenues	$822,069	$724,040	$98,029
Cost of sales	573,867	522,863	51,004
Depreciation and amortization	26,617	23,303	3,314
Operating income	104,889	84,218	20,671
Interest expense	24,345	21,836	2,509
Income before income taxes	80,544	62,382	18,162
Total assets	1,609,743	1,504,476	105,267
Capital expenditures	58,220	49,239	8,981
2005
Revenues	$681,152	$585,078	$96,074
Cost of sales	437,930	390,099	47,831
Depreciation and amortization	23,827	20,729	3,098
Operating income	103,279	81,646	21,633
Interest expense	18,326	16,624	1,702
Income before income taxes	84,953	65,022	19,931
Total assets	903,673	803,848	99,825
Capital expenditures	46,305	38,846	7,459
2004
Revenues	$650,088	$560,400	$89,688
Cost of sales	412,240	368,906	43,334
Depreciation and amortization	22,520	19,516	3,004
Operating income	101,029	80,097	20,932
Interest expense	17,931	15,944	1,987
Income before income taxes	83,098	64,153	18,945
Total assets	855,206	765,488	89,718
Capital expenditures	40,737	35,470	5,267

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. OTHER INCOME, NET
Other income, net, comprises the following:

	2006	2005	2004
Non-tariff service income	$1,023	$1,329	$2,048
Interest income	1,121	32	183
Non-utility sales and installation income	2,584	2,608	2,419
Other, net	(266)	564	(1,981)

	$4,462	$4,533	$2,669

13. RELATED PARTY TRANSACTIONS
UGI provides certain financial and administrative services to UGI Utilities. UGI bills UGI Utilities monthly for all direct and for an allocated share of indirect corporate expenses incurred or paid on behalf of UGI Utilities. These billed expenses are classified as operating and administrative expenses — related parties in the Consolidated Statements of Income. In addition, UGI Utilities provides limited administrative services to UGI and certain of UGI’s subsidiaries, principally payroll related services. Amounts billed to these entities by UGI Utilities for all periods presented were not material.
Effective December 1, 2004, following a competitive bidding process, UGI Utilities entered into a Storage Contract Administrative Agreement (“Storage Agreement”) with UGI Energy Services, Inc., a second-tier wholly owned subsidiary of UGI (“Energy Services”). The Storage Agreement was initially scheduled to expire on October 31, 2005, but effective November 1, 2005, UGI Utilities and Energy Services agreed to extend the Storage Agreement through October 31, 2008. Under the Storage Agreement, Energy Services provides a firm natural gas delivery service to UGI Utilities. UGI Utilities has released certain gas transportation and storage contracts through October 31, 2008 and transferred associated gas storage inventories to Energy Services. UGI Utilities may recall such released transportation and storage contracts without penalty if recalled to meet operational requirements, and if not recalled, the releases will terminate at the end of the term of the Storage Agreement. In the event that released contracts are recalled or at the expiration of the Storage Agreement, Energy Services is required to transfer associated gas storage inventories to UGI Utilities. In exchange for the ability to utilize these assets, Energy Services pays a monthly fee to UGI Utilities and provides a firm natural gas delivery service to UGI Utilities. During 2006 and 2005, UGI Utilities incurred costs associated with purchases of natural gas storage inventories from Energy Services and incurred associated pipeline transportation and storage capacity charges pursuant to the Storage Agreement totaling $85,839 and $80,745, respectively.
UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) on its balance sheet under the caption “Inventories.” The carrying value of these gas storage inventories at September 30, 2006, comprising approximately 8.4 billion cubic feet of natural gas, was $71,290. The carrying value of these gas storage inventories at September 30, 2005, comprising approximately 8.1 billion cubic feet of natural gas, was $63,004.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
UGI Utilities has a Gas Supply and Delivery Service Agreement with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility during the peak heating-season months of November to March. In addition, from time to time, Gas Utility purchases natural gas or pipeline capacity from Energy Services. The aggregate amount of these transactions (exclusive of Storage Agreement transactions) during 2006, 2005 and 2004 totaled $15,114, $8,491 and $6,257, respectively.
From time to time, the Company sells natural gas or pipeline capacity to Energy Services. During 2006, 2005 and 2004, revenues associated with sales to Energy Services totaled $14,080, $4,249, and $1,698, respectively. These transactions did not have a material effect on the Company’s financial position, results of operations or cash flows.
14. QUARTERLY DATA (unaudited)
The following quarterly information includes all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of such information. Quarterly results fluctuate because of the seasonal nature of the Company’s businesses.

	December 31,		March 31,		June 30,		September 30,
	2005	2004	2006	2005	2006	2005	2006	2005
Revenues	$243,673	$183,481	$321,645	$281,454	$129,128	$111,534	$127,623	$104,683
Operating income	42,226	32,869	43,206	55,670	11,731	12,668	7,726	2,072
Net income (loss)	21,925	16,966	23,029	30,708	3,459	4,907	228	(1,760)

UGI UTILITIES, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Thousands of dollars)

	Balance at	Charged to			Balance at
	beginning	costs and			end of
	of year	expenses	Other		year
Year Ended September 30, 2006
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$4,562	$10,382	$(8,714)	(1)	$12,389

			$6,159	(2)
Other reserves (4)	$6,168	$2,719	$924	(2)	$8,868

			$(943)	(3)
Year Ended September 30, 2005
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$3,374	$8,210	$(7,022)	(1)	$4,562

Other reserves (4)	$5,854	$2,021	$(1,707)	(3)	$6,168

Year Ended September 30, 2004
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$3,275	$6,971	$(6,872)	(1)	$3,374

Other reserves (4)	$3,616	$3,552	$(1,314)	(3)	$5,854

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Acquisition

(3)	Payments, net

(4)	Includes reserves for self-insured property and casualty liability, insured property and casualty liability, environmental, litigation and other.
 S-1

EXHIBIT INDEX

Exhibit No.	Description
12.1	Computation of Ratio of Earnings to Fixed Charges
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act