Form 10-Q
period 2006-12-31
UGI UTILITIES INC
filed 2007-02-08
CIK 100548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 1-1398
UGI UTILITIES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-1174060 (I.R.S. Employer Identification No.)
UGI UTILITIES, INC.
100 Kachel Boulevard, Suite 400
Green Hills Corporate Center, Reading, PA
(Address of principal executive offices)
19607
(Zip Code)
(610) 796-3400
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
At January 31, 2007, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

UGI UTILITIES, INC. AND SUBSIDIARIES

- i -

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	December 31,	September 30,	December 31,
	2006	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$8,083	$2,942	$2,514
Restricted cash	6,981	2,697	—
Accounts receivable (less allowances for doubtful accounts of $12,027, $12,389 and $5,560, respectively)	109,177	61,917	89,253
Accounts receivable — related parties	7,590	1,888	1,268
Accrued utility revenues	58,103	16,649	59,190
Inventories	162,087	162,610	81,023
Deferred fuel costs	—	—	9,435
Other current assets	21,784	26,658	5,641

Total current assets	373,805	275,361	248,324
Property, plant and equipment, at cost (less accumulated depreciation and amortization of $513,410, $503,046 and $335,802, respectively)	1,053,283	1,050,824	659,092
Goodwill	182,851	182,851	—
Regulatory assets	73,764	72,919	61,794
Other assets	26,000	27,788	31,763

Total assets	$1,709,703	$1,609,743	$1,000,973

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$20,000	$20,000	$—
Bank loans	250,000	216,000	145,500
Accounts payable	78,144	46,916	95,304
Accounts payable — related parties	10,121	14,768	3,520
Deferred fuel refunds	11,914	12,171	—
Accrued income taxes	6,099	—	2,355
Other current liabilities	75,091	59,243	42,908

Total current liabilities	451,369	369,098	289,587
Long-term debt	492,000	492,000	237,000
Deferred income taxes	166,316	162,871	162,198
Deferred investment tax credits	6,707	6,803	7,096
Other noncurrent liabilities	32,844	31,872	14,255

Total liabilities	1,149,236	1,062,644	710,136
Commitments and contingencies (note 7)
Common stockholder’s equity:
Common Stock, $2.25 par value (authorized - 40,000,000 shares; issued and outstanding - 26,781,785 shares)	60,259	60,259	60,259
Additional paid-in capital	345,801	345,801	80,622
Retained earnings	158,593	144,833	148,599
Accumulated other comprehensive (loss) income	(4,186)	(3,794)	1,357

Total common stockholder’s equity	560,467	547,099	290,837

Total liabilities and stockholder’s equity	$1,709,703	$1,609,743	$1,000,973

See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended
	December 31,
	2006	2005
Revenues	$299,324	$243,673

Costs and expenses:
Cost of sales — gas, fuel and purchased power	205,976	171,246
Operating and administrative expenses	33,210	21,986
Operating and administrative expenses — related parties	2,461	726
Taxes other than income taxes	4,563	3,262
Depreciation and amortization	10,234	6,188
Other income, net	(1,561)	(1,961)

	254,883	201,447

Operating income	44,441	42,226
Interest expense	11,422	5,636

Income before income taxes	33,019	36,590
Income taxes	13,260	14,665

Net income	$19,759	$21,925

See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Three Months Ended
	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,759	$21,925
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	10,234	6,188
Deferred income taxes, net	2,295	10,397
Provision for uncollectible accounts	3,702	2,771
Other, net	5,025	(1,827)
Net change in:
Accounts receivable and accrued utility revenues	(98,119)	(92,462)
Inventories	523	(9,439)
Deferred fuel costs	(257)	(26,805)
Accounts payable	26,769	46,023
Other current assets and liabilities	24,452	(4,170)

Net cash used by operating activities	(5,617)	(47,399)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(12,867)	(9,713)
Net costs of property, plant and equipment disposals	(88)	(227)
Increase in restricted cash	(4,289)	—

Net cash used by investing activities	(17,244)	(9,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(5,998)	(7,133)
Increase in bank loans with maturities of three months or less	34,000	64,300
Repayment of debt	—	(50,000)
Issuance of debt	—	50,000

Net cash provided by financing activities	28,002	57,167

Cash and cash equivalents increase (decrease)	$5,141	$(172)

CASH AND CASH EQUIVALENTS:
End of period	$8,083	$2,514
Beginning of period	2,942	2,686

Increase (decrease)	$5,141	$(172)

See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
1.	Basis of Presentation
UGI Utilities, Inc., a wholly owned subsidiary of UGI Corporation (“UGI”), and its wholly owned subsidiary UGI Penn Natural Gas, Inc. (“UGIPNG”) own and operate (1) a natural gas distribution utility in parts of eastern Pennsylvania (“UGI Gas”), (2) a natural gas distribution utility in northeastern Pennsylvania (“PNG Gas”) and (3) an electricity distribution utility in northeastern Pennsylvania (“Electric Utility”). On August 24, 2006, UGIPNG acquired certain assets and assumed certain liabilities of Southern Union Company’s (“SU’s”) PG Energy Division and all the issued and outstanding stock of SU’s wholly owned subsidiary PG Energy Services, Inc. (collectively, the “PG Energy Acquisition”).
We refer to UGI Gas and PNG Gas collectively as “Gas Utility.” The term “UGI Utilities” is used sometimes as an abbreviated reference to UGI Utilities, Inc. or UGI Utilities, Inc. and UGIPNG. We refer to Gas Utility and Electric Utility collectively as “the Company” or “we.” Our Gas Utility and Electric Utility are subject to regulation by the Pennsylvania Public Utility Commission (“PUC”).
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2006 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the year ended September 30, 2006 (“Company’s 2006 Annual Report”). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.
Comprehensive Income. The following table presents the components of comprehensive income for the three months ended December 31, 2006 and 2005:

	Three Months Ended
	December 31,
	2006	2005
Net income	$19,759	$21,925
Other comprehensive (loss) income	(392)	1,114

Comprehensive income	$19,367	$23,039

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
2.	PG Energy Acquisition
On August 24, 2006, UGI Utilities acquired certain assets and assumed certain liabilities of Southern Union Company’s (“SU’s”) PG Energy Division, a natural gas distribution business located in northeastern Pennsylvania, and all of the issued and outstanding stock of SU’s wholly-owned subsidiary, PG Energy Services, Inc., pursuant to a Purchase and Sale Agreement, as amended, between SU and UGI (who later assigned the rights under the agreement to UGI Utilities) dated as of January 26, 2006 (the “Agreement”). On August 24, 2006 and in accordance with the terms of the Agreement, UGI Utilities paid SU $580,000 in cash. The preliminary purchase price allocation is subject to adjustment because we are still in the process of reviewing and determining the fair value of certain of PNG Gas’ assets acquired and liabilities assumed, principally working capital adjustments and amounts associated with environmental liabilities. Pursuant to the terms of the Agreement, the purchase price is subject to a working capital adjustment equal to the difference between $68,100 and the actual working capital as of the closing date agreed to by both UGI Utilities and SU.
3.	Segment Information
We have two reportable segments: (1) Gas Utility and (2) Electric Utility. The accounting policies of our two reportable segments are the same as those described in the Significant Accounting Policies note contained in the Company’s 2006 Annual Report. We evaluate each segment’s profitability principally based upon its income before income taxes. No single customer represents more than 10% of the total revenues of either Gas Utility or Electric Utility. There are no significant intersegment transactions. In addition, all of our reportable segments’ revenues are derived from sources within the United States.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Financial information by business segment follows:
Three Months Ended December 31, 2006:

		Gas	Electric
	Total	Utility	Utility
Revenues	$299,324	$274,429	$24,895
Cost of sales — gas, fuel and purchased power	205,976	193,800	12,176
Depreciation and amortization	10,234	9,294	940
Operating income	44,441	38,231	6,210
Interest expense	11,422	10,771	651
Income before income taxes	33,019	27,460	5,559

Total assets at period end	$1,709,703	$1,603,225	$106,478

Goodwill at period end	$182,851	$182,851	$—

Three Months Ended December 31, 2005:

		Gas	Electric
	Total	Utility	Utility
Revenues	$243,673	$219,799	$23,874
Cost of sales — gas, fuel and purchased power	171,246	159,920	11,326
Depreciation and amortization	6,188	5,375	813
Operating income	42,226	35,690	6,536
Interest expense	5,636	5,109	527
Income before income taxes	36,590	30,581	6,009

Total assets at period end	$1,000,973	$896,809	$104,164

Goodwill at period end	$—	$—	$—

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
4.	Regulatory Matters
In an order entered on November 30, 2006, the PUC approved a settlement of the base rate proceeding of PG Energy (PNG Gas). The settlement provides for an increase in natural gas distribution base rates of $12,500 annually or approximately 4%, effective December 2, 2006.
In accordance with Provider of Last Resort (“POLR”) settlements approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2009. In accordance with these settlements, Electric Utility increased its POLR rates by 4.5% on January 1, 2005 and 3% on January 1, 2006 (a total of 7.5% above the total rates in effect on December 31, 2004). Electric Utility also increased its POLR rates for all metered customers effective January 1, 2007 which is expected to increase the average cost to residential customers by approximately 35% over such costs in effect during calendar year 2006.
5.	Revolving Credit Agreement
During the three months ended December 31, 2006, the termination date of UGI Utilities’ $350,000 Revolving Credit Agreement was automatically extended by UGI Utilities to August 2011.
6.	Defined Benefit Pension and Other Postretirement Plans
We sponsor two defined benefit pension plans (“Pension Plan”) for employees of UGI Utilities, UGIPNG, UGI, and certain of UGI’s other wholly owned subsidiaries. In addition, we provide postretirement health care benefits to certain retirees and postretirement life insurance benefits to nearly all active and retired employees.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Net periodic pension expense and other postretirement benefit costs relating to UGI Utilities’ employees include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Service cost	$1,380	$1,310	$65	$32
Interest cost	4,277	3,222	243	204
Expected return on assets	(5,456)	(4,448)	(151)	(152)
Amortization of:
Prior service cost (benefit)	60	196	(55)	(55)
Actuarial loss	216	427	37	48

Net benefit cost	477	707	139	77
Change in regulatory and other assets and liabilities	(57)	—	715	698

Net expense	$420	$707	$854	$775

Pension Plan assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any contributions to the Pension Plan during the year ending September 30, 2007. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to fund and pay UGI Utilities’ postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The difference between the annual amount calculated and the amount included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the three months ended December 31, 2006, nor are they expected to be material for the year ending September 30, 2007.
We also sponsor an unfunded and non-qualified supplemental executive retirement income plan. We recorded pre-tax expense for this plan of $125 and $96 for the three months ended December 31, 2006 and 2005, respectively.
7.	Commitments and Contingencies
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
On September 22, 2006, South Carolina Electric & Gas Company (“SCE&G”), a subsidiary of SCANA Corporation, filed a lawsuit against UGI Utilities in the District Court of South Carolina seeking contribution from UGI Utilities for past and future remediation costs related to the operations of a former MGP located in Charleston, South Carolina. SCE&G asserts that the plant operated from 1855 to 1954 and alleges that UGI Utilities controlled operations of the plant from 1910 to 1926 and is liable for 47% of the costs associated with the site. SCE&G asserts that it has spent approximately $22,000 in remediation costs and $26,000 in third-party claims relating to the site and estimates that future remediation costs could be as high as $2,500. SCE&G further asserts that it has received a demand from the United States Justice Department for natural resource damages. UGI Utilities believes that it has good defenses to this claim and is defending the suit.

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
By letter dated March 30, 1992, Atlanta Gas Light Company (“AGL”) informed UGI Utilities that it was investigating contamination that appeared to be related to MGP operations at a site owned by AGL in Savannah, Georgia. A former subsidiary of UGI Utilities operated the MGP in the early 1900s. AGL has informed UGI Utilities that it has begun remediation of MGP wastes at the site and believes that the total cost of remediation could be as high as $55,000. AGL has not filed suit against UGI Utilities for a share of these costs. UGI Utilities believes that it will have good defenses to any action that may arise out of this site.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
In addition to these environmental matters, there are other pending claims and legal actions arising in the normal course of our businesses. We cannot predict with certainty the final results of environmental and other matters. However, it is reasonably possible that some of them could be resolved unfavorably to us and result in losses in excess of recorded amounts. We are unable to estimate any such possible excess losses. Although we currently believe, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position, damages or settlements could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.
8.	Related Party Transactions
UGI provides certain financial and administrative services to UGI Utilities. UGI bills UGI Utilities monthly for all direct and for an allocated share of indirect corporate expenses incurred or paid on behalf of UGI Utilities. These billed expenses are classified as operating and administrative expenses — related parties in the Condensed Consolidated Statements of Income. In addition, UGI Utilities provides limited administrative services to UGI and certain of UGI’s subsidiaries, principally payroll related services. Amounts billed to these entities by UGI Utilities for all periods presented were not material.
Effective December 1, 2004, following a competitive bidding process, UGI Utilities entered into a Storage Contract Administrative Agreement (“Storage Agreement”) with UGI Energy Services, Inc., a second-tier wholly owned subsidiary of UGI (“Energy Services”). The Storage Agreement was initially scheduled to expire on October 31, 2005, but effective November 1, 2005, UGI Utilities and Energy Services agreed to extend the Storage Agreement through October 31, 2008. Under the Storage Agreement, Energy Services provides a firm natural gas delivery service to UGI Utilities. UGI Utilities has released certain gas transportation and storage contracts through October 31, 2008 and transferred associated gas storage inventories to Energy Services. UGI Utilities may recall such released transportation and storage contracts without penalty if recalled to meet operational requirements, and if not recalled, the releases will terminate at the end of the term of the Storage Agreement. In the event that released contracts are recalled or at the expiration of the Storage Agreement, Energy Services is required to transfer associated gas storage inventories to UGI Utilities. In exchange for the ability to utilize these assets, Energy Services pays a monthly fee to UGI Utilities and provides a firm natural gas delivery service to UGI Utilities. During the three months ended December 31, 2006 and 2005, UGI Utilities incurred costs associated with purchases of natural gas storage inventories from Energy Services and incurred associated pipeline transportation and storage capacity charges pursuant to the Storage Agreement totaling $15,134 and $15,732, respectively.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) on its balance sheet under the caption “Inventories.” The carrying value of these gas storage inventories at December 31, 2006, comprising approximately 8.9 billion cubic feet of natural gas, was $76,154. The carrying value of these gas storage inventories at December 31, 2005, comprising approximately 8.7 billion cubic feet of natural gas, was $72,358.
UGI Utilities has a Gas Supply and Delivery Service Agreement with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility during the peak heating-season months of November to March. In addition, from time to time, Gas Utility purchases natural gas or pipeline capacity from Energy Services. The aggregate amount of these transactions (exclusive of Storage Agreement transactions) during the three months ended December 31, 2006 and 2005 totaled $9,927 and $3,271, respectively.
From time to time, the Company sells natural gas or pipeline capacity to Energy Services. During the three months periods ended December 31, 2006 and 2005, revenues associated with sales to Energy Services totaled $7,719 and $1,499, respectively. These transactions did not have a material effect on the Company’s financial position, results of operations or cash flows.

UGI UTILITIES, INC. AND SUBSIDIARIES
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

UGI UTILITIES, INC. AND SUBSIDIARIES
ANALYSIS OF RESULTS OF OPERATIONS
The following analysis compares our results of operations for the three months ended December 31, 2006 (“2006 three-month period”) with the three months ended December 31, 2005 (“2005 three-month period”). Our analysis of results of operations should be read in conjunction with the segment information included in Note 3 to the Condensed Consolidated Financial Statements. Our Gas Utility’s results of operations for the 2006 three-month period include the operations of PNG Gas, the natural gas utility business that we acquired in late August 2006 (the “PG Energy Acquisition”).
2006 three-month period compared with 2005 three-month period

			Increase
Three Months Ended December 31,	2006	2005	(Decrease)
(Millions of dollars)
Gas Utility:
Revenues	$274.4	$219.8	$54.6	24.8%
Total margin (a)	$80.6	$59.9	$20.7	34.6%
Operating income	$38.2	$35.7	$2.5	7.0%
Income before income taxes	$27.5	$30.6	$(3.1)	(10.1)%
System throughput — bcf	33.4	22.9	10.5	45.9%
Heating degree days — % warmer than normal (b)	15.0%	1.3%	—	—
Electric Utility:
Revenues	$24.9	$23.9	$1.0	4.2%
Total margin (a)	$11.4	$11.2	$0.2	1.8%
Operating income	$6.2	$6.5	$(0.3)	(4.6)%
Income before income taxes	$5.6	$6.0	$(0.4)	(6.7)%
Distribution sales — gwh	249.0	258.0	(9.0)	(3.5)%
bcf — billions of cubic feet.       gwh — millions of kilowatt-hours.

(a)
Gas Utility’s total margin represents total revenues less cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.3 million in each of the three-month periods ended December 31, 2006 and 2005. For financial statement purposes, revenue-related taxes are included in “Taxes other than income taxes” on the Condensed Consolidated Statements of Income.

(b)
Deviation from average heating degree days based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for five airports (four airports prior to the PG Energy Acquisition) located within our service territory.

Gas Utility. Weather in Gas Utility’s service territory based upon heating degree days was 15.0% warmer than normal during the 2006 three-month period compared to 1.3% warmer than normal in the prior-year three-month period. Total distribution system throughput increased 10.5 bcf reflecting 12.2 bcf from PNG Gas partially offset by an approximate 1.7 bcf decrease in UGI Gas total distribution system throughput. Notwithstanding year-over-year growth in the number of UGI Gas’ customers, total distribution system throughput decreased in the 2006 three-month period largely reflecting a 1.8 bcf decrease in sales to firm- residential, commercial and industrial (“retail core-market”) customers. The decrease in retail core-market throughput largely reflects the effects of significantly warmer weather.

UGI UTILITIES, INC. AND SUBSIDIARIES
Gas Utility revenues increased $54.6 million during the 2006 three-month period principally reflecting revenues attributable to PNG Gas and a $9.7 million increase in revenues from low-margin off-system sales partially offset by lower revenues from UGI Gas retail core-market customers. Increases or decreases in retail core-market customer revenues and cost of sales principally result from changes in retail core-market volumes and the level of gas costs collected through the PGC recovery mechanism. Under this recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amount included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility’s cost of gas was $193.8 million in the 2006 three-month period compared to $159.9 million in the 2005 three-month period largely reflecting the effects of the PG Energy Acquisition and greater costs associated with the higher off-system sales partially offset by the impact of lower UGI Gas retail core-market volumes sold.
Gas Utility total margin in the 2006 three-month period increased $20.7 million primarily reflecting the effects of the PG Energy Acquisition offset by a $4.1 million decrease in UGI Gas margin.
Gas Utility operating income increased to $38.2 million in the 2006 three-month period from $35.7 million in the 2005 three-month period principally reflecting the $20.7 million increase in total margin, $13.9 million higher operating and administrative expenses, and $3.9 million higher depreciation and amortization expense. The increase in total operating and administrative expenses reflects $10.1 million of operating and administrative expenses attributable to PNG Gas and higher long-term equity-based incentive compensation, distribution system and self-insured property and casualty expenses.
The decrease in Gas Utility income before income taxes reflects, notwithstanding the higher operating income, an increase in interest expense. The increase in interest expense is principally due to higher long- and short-term debt outstanding, primarily as a result of the PG Energy Acquisition, and higher short-term interest rates.
Electric Utility. Electric Utility’s 2006 three-month period kilowatt-hour sales declined 3.5% compared to the 2005 three-month period, primarily due to warmer weather. Electric Utility revenues increased $1.0 million in the 2006 three-month period largely reflecting higher transmission revenues from wholesale transmission services and the effects of a 3% increase in its Provider of Last Resort (“POLR”) rates effective January 1, 2006 partially offset by the lower kilowatt-hour sales. Notwithstanding the effects of the warmer weather, Electric Utility’s cost of sales increased to $12.2 million in the 2006 three-month period from $11.3 million in the 2005 three-month period reflecting higher per unit purchased power costs.

UGI UTILITIES, INC. AND SUBSIDIARIES
Electric Utility total margin in the 2006 three-month period was comparable to the prior-year three-month period as the effect of the higher POLR rates was partially offset by the higher per unit purchased power costs.
Electric Utility operating income declined in the 2006 three-month period principally reflecting $0.4 million higher operating and administrative expenses. The decrease in income before income taxes principally reflects the lower operating income and higher interest expense on short-term debt.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Company’s total debt outstanding at December 31, 2006 was $762.0 million (including $250.0 million in bank loans) compared with $728.0 million (including $216.0 million in bank loans) at September 30, 2006.
UGI Utilities has a $350 million Revolving Credit Agreement which expires in August 2011. At December 31, 2006, UGI Utilities had $250 million in borrowings outstanding under its Revolving Credit Agreement. From time to time, UGI Utilities has entered into short-term borrowings under uncommitted arrangements with major banks in order to meet liquidity needs. Short-term borrowings, including borrowings under its Revolving Credit Agreement, are classified as bank loans on the Condensed Consolidated Balance Sheets. During the three months ended December 31, 2006 and 2005, average daily bank loan borrowings were $225.2 million and $101.6 million, respectively, and peak bank loan borrowings totaled $259.0 million and $155.1 million, respectively. Peak borrowings typically occur during the peak heating season months of December and January. The increase in average and peak bank loan borrowings during the 2006 three-month period reflects borrowings to fund increased working capital principally related to the working capital of PNG Gas. UGI Utilities also has an effective shelf registration statement with the SEC under which it may issue up to an additional $75 million of Medium-Term Notes or other debt securities. Medium-Term Notes of $20 million maturing in June 2007 are expected to be refinanced through the issuance of debt under this shelf registration.
Cash Flows
Operating activities. Due to the seasonal nature of UGI Utilities’ businesses, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for gas and electricity consumed during the peak heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company’s investment in working capital, principally accounts receivable and inventories, is generally greatest. UGI Utilities uses short-term borrowings, primarily borrowings under its Revolving Credit Agreement and have used borrowings under uncommitted arrangements, to manage these seasonal cash flow needs.

UGI UTILITIES, INC. AND SUBSIDIARIES
Cash flow used by operating activities was $5.6 million for the three months ended December 31, 2006 compared with $47.4 million in the prior-year three-month period. Cash flow from operating activities before changes in operating working capital was $41.0 million in the 2006 three-month period compared to $39.5 million in the prior-year three-month period. Changes in operating working capital used $46.6 million of operating cash flow during the 2006 three-month period compared with $86.9 million used during the prior-year three-month period reflecting, in large part, lower cash flow used as a result of changes in deferred fuel costs and, to a lesser extent, the effects of the PG Energy acquisition on our working capital needs.
Investing activities. Cash used by investing activities was $17.2 million in the 2006 three-month period compared to $9.9 million in the 2005 three-month period. The increase in cash used by investing activities primarily reflects an increase in restricted cash reflecting cash deposited in our natural gas futures accounts to satisfy margin requirements and greater Gas Utility capital expenditures. The increase in Gas Utility capital expenditures principally reflects capital expenditures of PNG Gas.
Financing activities. Cash provided by financing activities was $28.0 million in the 2006 three-month period compared with $57.2 million in the 2005 three-month period. Financing activity cash flows are primarily the result of issuances and repayments of long-term debt, net short-term borrowings including borrowings under our Revolving Credit Agreement and from time to time uncommitted arrangements, cash dividends to UGI, and capital contributions from UGI. During the 2006 and 2005 three-month periods, we paid dividends to UGI totaling $6.0 million and $7.1 million, respectively. During the 2006 three-month period, net bank loan borrowings totaled $34.0 million compared with net bank loan borrowings of $64.3 million in the prior-year three-month period.
PG Energy Acquisition
On August 24, 2006, UGI Utilities acquired certain assets and assumed certain liabilities of Southern Union Company’s (“SU’s”) PG Energy Division, a natural gas distribution business located in northeastern Pennsylvania, and all of the issued and outstanding stock of SU’s wholly-owned subsidiary, PG Energy Services, Inc., pursuant to a Purchase and Sale Agreement, as amended, between SU and UGI (who later assigned the rights under the agreement to UGI Utilities) dated January 26, 2006 (the “Agreement”). On August 24, 2006 and in accordance with the terms of the Agreement, UGI Utilities paid SU $580 million in cash. Pursuant to the terms of the Agreement, the purchase price is subject to a working capital adjustment equal to the difference between $68.1 million and the actual working capital as of the closing date agreed to by both UGI Utilities and SU.

UGI UTILITIES, INC. AND SUBSIDIARIES
Regulatory Matters
In an order entered on November 30, 2006, the PUC approved a settlement of the base rate proceeding of PG Energy (PNG Gas). The settlement provides for an increase in natural gas distribution base rates of $12.5 million annually or approximately 4%, effective December 2, 2006.
In accordance with POLR settlements approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2009. In accordance with these settlements, Electric Utility increased its POLR rates by 4.5% on January 1, 2005 and 3% on January 1, 2006 (a total of 7.5% above the total rates in effect on December 31, 2004). Electric Utility also increased its POLR rates for all metered customers effective January 1, 2007 which is expected to increase the average cost to residential customers by approximately 35% over such costs in effect during calendar year 2006.

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
Electric Utility purchases power from wholesale electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market. Prices for electricity can be volatile especially during periods of high demand or tight supply. Currently, Electric Utility’s fixed-price contracts with electricity suppliers mitigate most risks associated with the POLR service rate limits in effect through December 31, 2009. With respect to its existing fixed-price power and capacity contracts, should any of the counterparties fail to provide electric power or capacity under the terms of such contracts, any increases in the cost of replacement power or capacity could negatively impact Electric Utility results. In order to reduce this nonperformance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them. From time to time, Electric Utility enters into electric price swap agreements to reduce the volatility in the cost of a portion of its anticipated electricity requirements.
Our variable-rate debt includes short-term borrowings, including borrowings under our Revolving Credit Agreement. This agreement provides for interest rates on borrowings that are indexed to short-term market interest rates. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we expect to refinance such debt with new debt having an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with near to medium term issuances of fixed-rate debt, we may enter into interest rate protection agreements.

UGI UTILITIES, INC. AND SUBSIDIARIES
The fair values of our unsettled market risk sensitive derivative instruments reflect the estimated amount that we would expect to receive or pay to terminate the contract based upon quoted market prices of comparable contracts at December 31, 2006. At December 31, 2006, the fair value of our electricity price swap was a gain of $4.1 million. An adverse change in electricity prices of ten percent would result in a $1.2 million decrease in the fair value of the swap. At December 31, 2006, the fair value of our unsettled interest rate protection agreement, which has been designated and qualifies as a cash flow hedge, was a gain of $0.4 million. An adverse change in interest rates on ten-year U.S. treasury notes of ten percent would result in a $0.4 million decrease in the fair value of this interest rate protection agreement.

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

(b)	Change in Internal Control over Financial Reporting

Except as discussed below, during the quarter ended December 31, 2006, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During October 2006, the Company implemented certain financial components of a new information system (the “UGI System”) that supports our human resource, accounting, purchasing and payroll transaction processing functions. The implementation of the UGI System affected processes that include certain internal controls affecting financial reporting, and accordingly, we have updated our internal controls.

UGI UTILITIES, INC. AND SUBSIDIARIES
In addition, as previously disclosed in Item 9A, Controls and Procedures, of our 2006 Annual Report on Form 10-K, for an interim period Southern Union Company is providing certain information technology services to UGI Penn Natural Gas, Inc. (“UGIPNG”), a wholly owned subsidiary of the Company, and is assisting us in migrating certain transaction-based processes and historical UGIPNG data to the Company’s systems. The migration plan is expected to be completed during fiscal year 2007. Pursuant to the migration plan, UGIPNG began using certain financial components of the UGI System as of January 1, 2007. We have extended internal control procedures over quarterly financial reporting to include UGIPNG.

UGI UTILITIES, INC. AND SUBSIDIARIES
PART II OTHER INFORMATION

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 6.	EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit No.	Exhibit
12.1	Computation of ratio of earnings to fixed charges.
31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UGI UTILITIES, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UGI Utilities, Inc. (Registrant)
Date: February 8, 2007	By:	/s/ John C. Barney
John C. Barney
Senior Vice President - Finance (Principal Financial Officer)

UGI UTILITIES, INC.
EXHIBIT INDEX

12.1	Computation of ratio of earnings to fixed charges.
31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.