Form 10-Q
period 2007-03-31
UGI UTILITIES INC
filed 2007-05-10
CIK 100548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 30, 2007, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

UGI UTILITIES, INC. AND SUBSIDIARIES

-i-

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	March 31,	September 30,	March 31,
	2007	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$10,062	$2,942	$3,582
Restricted cash	1,202	2,697	—
Accounts receivable (less allowances for doubtful accounts of $14,841, $12,389 and $8,909, respectively)	184,700	61,917	121,363
Accounts receivable — related parties	5,236	1,888	2,984
Accrued utility revenues	56,116	16,649	32,876
Inventories	34,500	162,610	28,254
Prepaid expenses	4,491	4,863	4,895
Other current assets	17,507	21,795	10,604

Total current assets	313,814	275,361	204,558

Property, plant and equipment, at cost (less accumulated depreciation and amortization of $520,459, $503,046 and $341,126, respectively)	1,059,256	1,050,824	665,213

Goodwill	162,633	182,851	—
Regulatory assets	82,455	72,919	61,956
Other assets	25,139	27,788	29,608

Total assets	$1,643,297	$1,609,743	$961,335

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$20,000	$20,000	$—
Bank loans	146,000	216,000	123,300
Accounts payable	75,877	46,916	55,129
Accounts payable — related parties	8,938	14,768	5,259
Deferred fuel refunds	12,695	12,171	7,504
Other current liabilities	77,585	59,243	44,971

Total current liabilities	341,095	369,098	236,163

Long-term debt	492,000	492,000	237,000
Deferred income taxes	168,543	162,871	161,248
Deferred investment tax credits	6,610	6,803	6,998
Other noncurrent liabilities	40,819	31,872	16,077

Total liabilities	1,049,067	1,062,644	657,486

Commitments and contingencies (note 7)

Common stockholder’s equity:
Common Stock, $2.25 par value (authorized - 40,000,000 shares; issued and outstanding - 26,781,785 shares)	60,259	60,259	60,259
Additional paid-in capital	345,801	345,801	80,622
Retained earnings	191,966	144,833	161,467
Accumulated other comprehensive (loss) income	(3,796)	(3,794)	1,501

Total common stockholder’s equity	594,230	547,099	303,849

Total liabilities and stockholder’s equity	$1,643,297	$1,609,743	$961,335

See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenues	$498,816	$321,645	$798,140	$565,318

Costs and expenses:
Cost of sales	357,370	238,193	563,346	409,439
Operating and administrative expenses	40,261	27,459	73,471	49,445
Operating and administrative expenses — related parties	4,166	3,992	6,627	4,718
Taxes other than income taxes	5,165	3,720	9,728	6,982
Depreciation and amortization	10,424	6,295	20,658	12,483
Other income, net	(3,571)	(1,220)	(5,132)	(3,181)

	413,815	278,439	668,698	479,886

Operating income	85,001	43,206	129,442	85,432
Interest expense	11,074	5,320	22,496	10,956

Income before income taxes	73,927	37,886	106,946	74,476
Income taxes	29,219	14,857	42,479	29,522

Net income	$44,708	$23,029	$64,467	$44,954

See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Six Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,467	$44,954
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	20,658	12,483
Deferred income taxes, net	3,552	2,351
Provision for uncollectible accounts	10,172	6,980
Other, net	4,177	780
Net change in:
Accounts receivable and accrued utility revenues	(175,771)	(104,183)
Inventories	128,110	43,330
Deferred fuel costs	(1,439)	(9,866)
Accounts payable	23,131	7,587
Other current assets and liabilities	21,993	(5,913)

Net cash provided (used) by operating activities	99,050	(1,497)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(29,184)	(21,878)
Decrease in restricted cash	1,495	—
PG Energy Acquisition working capital settlement	23,670	—
Other, net	(577)	(535)

Net cash used by investing activities	(4,596)	(22,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(17,334)	(17,294)
(Decrease) increase in bank loans with maturities of three months or less	(70,000)	112,100
Repayments of debt including bank loans with maturities greater than three months	—	(120,000)
Issuance of debt	—	50,000

Net cash (used) provided by financing activities	(87,334)	24,806

Cash and cash equivalents increase	$7,120	$896

CASH AND CASH EQUIVALENTS:
End of period	$10,062	$3,582
Beginning of period	2,942	2,686

Increase	$7,120	$896

See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
1.	Basis of Presentation
UGI Utilities, Inc., a wholly owned subsidiary of UGI Corporation (“UGI”), and its wholly owned subsidiary UGI Penn Natural Gas, Inc. (“UGIPNG”) own and operate (1) a natural gas distribution utility in parts of eastern Pennsylvania (“UGI Gas”), (2) a natural gas distribution utility in northeastern Pennsylvania (“PNG Gas”) and (3) an electricity distribution utility in northeastern Pennsylvania (“Electric Utility”). On August 24, 2006, UGIPNG acquired certain assets and assumed certain liabilities of Southern Union Company’s (“SU’s”) PG Energy Division and all the issued and outstanding stock of SU’s wholly owned subsidiary PG Energy Services, Inc. (collectively, the “PG Energy Acquisition”). Effective January 1, 2007, UGI Utilities, Inc. contributed its heating, ventilation and air conditioning services business to its wholly-owned second-tier subsidiary, UGI HVAC Services, Inc., separating it from its regulated business. UGI Utilities, Inc. and UGIPNG have wholly-owned subsidiaries that operate heating, ventilation and air-conditioning services businesses principally within their natural gas utilities’ service territories (collectively, the “HVAC business”).
We refer to UGI Gas and PNG Gas collectively as “Gas Utility.” The term “UGI Utilities” is used sometimes as an abbreviated reference to UGI Utilities, Inc. or UGI Utilities, Inc. and its subsidiaries. We refer to Gas Utility, Electric Utility and the HVAC business collectively as “the Company” or “we.” Our Gas Utility and Electric Utility are subject to regulation by the Pennsylvania Public Utility Commission (“PUC”).
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
Comprehensive Income. The following table presents the components of comprehensive income for the three and six months ended March 31, 2007 and 2006:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income	$44,708	$23,029	$64,467	$44,954
Other comprehensive income (loss)	390	144	(2)	1,258

Comprehensive income	$45,098	$23,173	$64,465	$46,212

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
Revenue-Related Taxes. In June 2006, the Financial Accounting Standards Board (“FASB”) reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 addresses accounting policies disclosure with respect to revenue-related taxes beginning with financial reports for interim or annual reporting periods beginning after December 15, 2006. The scope of EITF 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. EITF 06-3 provides that entities may adopt a policy of presenting such taxes in the income statement either on a gross basis within revenue or on a net basis. If such taxes are significant, and are presented on the income statement on a gross basis, the amounts of those taxes should also be disclosed. As a result of adopting this EITF, we are providing disclosure of our existing accounting policy and have not made any changes to that policy. We present revenue-related taxes within the scope of EITF 06-3 on a net basis.
Recently Issued Accounting Pronouncements. In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. Upon adoption, a cumulative adjustment will be made to beginning retained earnings for the initial fair value option remeasurement. Subsequent unrealized gains and losses for fair value option items will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and should not be applied retrospectively, except as permitted for certain conditions for early adoption. We are currently reviewing the provisions of SFAS 159.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
2.	PG Energy Acquisition
On August 24, 2006, UGI Utilities acquired certain assets and assumed certain liabilities of Southern Union Company’s (“SU’s”) PG Energy Division, a natural gas distribution business located in northeastern Pennsylvania, and all of the issued and outstanding stock of SU’s wholly owned subsidiary, PG Energy Services, Inc., pursuant to a Purchase and Sale Agreement, as amended, between SU and UGI dated as of January 26, 2006 (the “Agreement”). UGI subsequently assigned its rights under the Agreement to UGI Utilities. On August 24, 2006 and in accordance with the terms of the Agreement, UGI Utilities paid SU $580,000 in cash. Pursuant to the terms of the Agreement, the purchase price was subject to a working capital adjustment equal to the difference between $68,100 and the actual working capital as of the closing date agreed to by both UGI Utilities and SU. In March 2007, UGI Utilities and SU reached an agreement on the working capital adjustment pursuant to which SU paid UGI Utilities approximately $23,700 in cash. In addition, in March 2007 UGI Utilities completed its review and determination of the fair value of the assets acquired and liabilities assumed.
The PG Energy Acquisition purchase price, including transaction fees and expenses of approximately $11,000, has been allocated to the assets acquired and liabilities assumed as follows:

Working capital	$47,021
Property, plant and equipment	362,304
Goodwill	162,633
Regulatory assets	14,957
Other assets	4,033
Noncurrent liabilities	(23,619)

Total	$567,329

3.	Segment Information
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
Effective January 1, 2007, as previously approved by the PUC, UGI Utilities contributed its heating, ventilation and air conditioning services business to its wholly-owned second-tier subsidiary, UGI HVAC Services, Inc. The HVAC business does not meet the quantitative thresholds for separate segment reporting under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and has been included in “Other” effective January 1, 2007. Prior periods have not been restated.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Financial information by business segment follows:
Three Months Ended March 31, 2007:

		Reportable Segments
		Gas	Electric
	Total	Utility	Utility	Other
Revenues	$498,816	$458,999	$34,877	$4,940
Cost of sales	357,370	334,175	20,835	2,360
Depreciation and amortization	10,424	9,593	822	9
Operating income	85,001	77,946	6,728	327
Interest expense	11,074	10,407	667	—
Income before income taxes	73,927	67,539	6,061	327

Total assets at period end	$1,643,297	$1,522,516	$113,817	$6,964

Goodwill at period end	$162,633	$162,633	$—	$—

Three Months Ended March 31, 2006:

		Reportable Segments
		Gas	Electric
	Total	Utility	Utility	Other
Revenues	$321,645	$296,218	$25,427	$—
Cost of sales	238,193	222,989	15,204	—
Depreciation and amortization	6,295	5,468	827	—
Operating income	43,206	39,918	3,288	—
Interest expense	5,320	4,591	729	—
Income before income taxes	37,886	35,327	2,559	—

Total assets at period end	$961,335	$853,262	$108,073	$—

Goodwill at period end	$—	$—	$—	$—

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Six Months Ended March 31, 2007:

		Reportable Segments
		Gas	Electric
	Total	Utility	Utility	Other
Revenues	$798,140	$733,428	$59,772	$4,940
Cost of sales	563,346	527,975	33,011	2,360
Depreciation and amortization	20,658	18,887	1,762	9
Operating income	129,442	116,177	12,938	327
Interest expense	22,496	21,178	1,318	—
Income before income taxes	106,946	94,999	11,620	327

Total assets at period end	$1,643,297	$1,522,516	$113,817	$6,964

Goodwill at period end	$162,633	$162,633	$—	$—

Six Months Ended March 31, 2006:

		Reportable Segments
		Gas	Electric
	Total	Utility	Utility	Other
Revenues	$565,318	$516,017	$49,301	$—
Cost of sales	409,439	382,909	26,530	—
Depreciation and amortization	12,483	10,843	1,640	—
Operating income	85,432	75,608	9,824	—
Interest expense	10,956	9,700	1,256	—
Income before income taxes	74,476	65,908	8,568	—

Total assets at period end	$961,335	$853,262	$108,073	$—

Goodwill at period end	$—	$—	$—	$—

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
4.	Regulatory Matters
In an order entered on November 30, 2006, the PUC approved a settlement of the base rate proceeding of PG Energy (PNG Gas). The settlement provided for an increase in natural gas distribution base rates of $12,500 annually or approximately 4%, effective December 2, 2006.
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
During the six months ended March 31, 2007, the termination date of UGI Utilities’ $350,000 Revolving Credit Agreement was automatically extended by UGI Utilities to August 2011.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Net periodic pension expense and other postretirement benefit costs relating to our employees include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Service cost	$1,386	$1,309	$65	$32
Interest cost	4,288	3,220	242	204
Expected return on assets	(5,469)	(4,444)	(152)	(152)
Amortization of:
Prior service cost (benefit)	61	196	(55)	(55)
Actuarial loss	217	427	37	48

Net benefit cost	483	708	137	77
Change in regulatory and other assets and liabilities	(64)	(93)	714	698

Net expense	$419	$615	$851	$775

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Service cost	$2,766	$2,620	$130	$65
Interest cost	8,565	6,442	485	408
Expected return on assets	(10,925)	(8,892)	(303)	(305)
Amortization of:
Prior service cost (benefit)	121	392	(110)	(110)
Actuarial loss	433	854	74	96

Net benefit cost	960	1,416	276	154
Change in regulatory and other assets and liabilities	(121)	(182)	1,429	1,396

Net expense	$839	$1,234	$1,705	$1,550

Pension Plan assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any contributions to the Pension Plan during the year ending September 30, 2007. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to fund and pay UGI Utilities’ postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The difference between the annual amount calculated and the amount included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the six months ended March 31, 2007, nor are they expected to be material for the year ending September 30, 2007.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
We also sponsor an unfunded and non-qualified supplemental executive retirement income plan. We recorded pre-tax expense for this plan of $125 and $251 for the three and six months ended March 31, 2007, respectively, and $105 and $201 for the three and six months ended March 31, 2006, respectively.
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
In April 2003, Citizens Communications Company (“Citizens”) served a complaint naming UGI Utilities as a third-party defendant in a civil action pending in the United States District for the District of Maine. In that action, the plaintiff, City of Bangor, Maine (“City”) sued Citizens to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Citizens’ predecessors at a site on the Penobscot River. Citizens subsequently joined UGI Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of costs Citizens may be required to pay to the City for cleaning up tar deposits in the Penobscot River. Citizens alleges that UGI Utilities and its predecessors owned and operated the plant from 1901 to 1928. Studies conducted by the City and Citizens suggest that it could cost up to $18,000 to clean up the river. Citizens’ third-party claims have been stayed pending a resolution of the City’s suit against Citizens, which was tried in September 2005. Maine’s Department of Environmental Protection (“DEP”) informed UGI Utilities in March 2005 that it considers UGI Utilities to be a potentially responsible party for costs incurred by the State of Maine related to gas plant contaminants at this site. On June 27, 2006, the court issued an order finding Citizens responsible for 60% of the cleanup costs. On February 14, 2007, Citizens and the City entered into a settlement agreement, subject to court approval, pursuant to which Citizens agreed to pay $7,625 in exchange for a release of its liabilities. UGI Utilities is evaluating what effect, if any, the settlement agreement would have on claims against it. UGI Utilities believes that it has good defenses to Citizens’ claim and to any claim that the DEP may bring to recover its costs, and is defending the Citizens’ suit.
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
The trial court granted UGI Utilities’ motion for summary judgment and dismissed ConEd’s complaint. The grant of summary judgment was entered April 1, 2004. ConEd appealed and on September 9, 2005 a panel of the Second Circuit Court of Appeals affirmed in part and reversed in part the decision of the trial court. The appellate panel affirmed the trial court’s decision dismissing claims that UGI Utilities was liable under CERCLA as an operator of MGPs owned and operated by its former subsidiaries. The appellate panel reversed the trial court’s decision that UGI Utilities was released from liability at three sites where UGI Utilities operated MGPs under lease. On October 7, 2005, UGI Utilities filed for reconsideration of the panel’s order which was denied by the Second Circuit Court of Appeals on January 17, 2006. On April 14, 2006, UGI Utilities filed a petition requesting that the United States Supreme Court review the decision of the Second Circuit Court of Appeals. The Court has not yet ruled on UGI Utilities’ petition. On April 23, 2007, the Supreme Court heard argument in another company's case raising substantially the same issues presented in UGI Utilities’ petition and has not yet ruled in that case.
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
UGI Utilities has entered into a Storage Contract Administrative Agreement (“Storage Agreement”) extending through October 31, 2008 with UGI Energy Services, Inc., a second-tier wholly owned subsidiary of UGI (“Energy Services”). Under the Storage Agreement UGI Utilities has, among other things, and subject to recall for operational purposes, released certain storage and transportation contracts to Energy Services for the term of the agreement. UGI Utilities also transferred certain associated storage inventories upon the commencement of the Storage Agreement, will receive a transfer of storage inventories at the end of the Storage Agreement, and makes payments associated with refilling storage inventories during the term of the Storage Agreement. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the Storage Agreement. UGI Utilities incurred costs associated with the Storage Agreement totaling $5,765 and $20,899, during the three and six months ended March 31, 2007, respectively, and $5,746 and $21,479 during the three and six months ended March 31, 2006, respectively.
UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) on its balance sheet under the caption “Inventories.” The carrying value of these gas storage inventories at March 31, 2007, comprising approximately 1.7 billion cubic feet of natural gas, was $14,973. The carrying value of these gas storage inventories at March 31, 2006, comprising approximately 2.8 billion cubic feet of natural gas, was $25,410.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
UGI Utilities also has a Gas Supply and Delivery Service Agreement with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility during the peak heating-season months of November to March. In addition, from time to time, Gas Utility purchases natural gas or pipeline capacity from Energy Services. The aggregate amount of these transactions (exclusive of Storage Agreement transactions) during the three and six months ended March 31, 2007 totaled $17,887 and $27,814, respectively, and during the three and six months ended March 31, 2006 totaled $5,664 and $8,935, respectively.
From time to time, the Company sells natural gas or pipeline capacity to Energy Services. During the three and six months ended March 31, 2007, revenues associated with sales to Energy Services totaled $13,936 and $21,655, respectively. During the three and six months ended March 31, 2006, revenues associated with sales to Energy Services totaled $4,722 and $6,221, respectively. These transactions did not have a material effect on the Company’s financial position, results of operations or cash flows.

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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) price volatility and availability of oil, electricity and natural gas and the capacity to transport them to market areas; (3) changes in laws and regulations, including safety, tax and accounting matters; (4) the impact of pending and future legal proceedings; (5) competitive pressures from the same and alternative energy sources; (6) liability for environmental claims; (7) customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (8) adverse labor relations; (9) large customer, counterparty or supplier defaults; (10) increased uncollectible accounts expense; (11) liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas; (12) political, regulatory and economic conditions in the United States; and (13) reduced access to capital markets and interest rate fluctuations.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare our results of operations for the three months ended March 31, 2007 (“2007 three-month period”) with the three months ended March 31, 2006 (“2006 three-month period”) and the six months ended March 31, 2007 (“2007 six-month period”) with the six months ended March 31, 2006 (“2006 six-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 3 to the Condensed Consolidated Financial Statements. Our Gas Utility’s results of operations for the 2007 three- and six-month periods include the operations of PNG Gas, the natural gas utility business that we acquired in late August 2006 (the “PG Energy Acquisition”).
2007 three-month period compared with 2006 three-month period

Three Months Ended March 31,	2007	2006	Increase
(Millions of dollars)

Gas Utility:
Revenues	$459.0	$296.2	$162.8	55.0%
Total margin (a)	$124.8	$73.2	$51.6	70.5%
Operating income	$77.9	$39.9	$38.0	95.2%
Income before income taxes	$67.5	$35.3	$32.2	91.2%
System throughput — bcf	49.8	27.1	22.7	83.8%
Heating degree days — % colder (warmer) than normal (b)	1.4%	(13.0)%	—	—

Electric Utility:
Revenues	$34.9	$25.4	$9.5	37.4%
Total margin (a)	$12.1	$8.8	$3.3	37.5%
Operating income	$6.7	$3.3	$3.4	103.0%
Income before income taxes	$6.1	$2.6	$3.5	134.6%
Distribution sales — gwh	281.9	268.4	13.5	5.0%
bcf — billions of cubic feet.       gwh — millions of kilowatt-hours.
(a)
Gas Utility’s total margin represents total revenues less cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $2.0 million and $1.4 million during the three-month periods ended March 31, 2007 and 2006, respectively. For financial statement purposes, revenue-related taxes are included in “Taxes other than income taxes” on the Condensed Consolidated Statements of Income.

(b)	Deviation from average heating degree days based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) at airports located within our service territory.
Gas Utility. Temperatures in Gas Utility’s service territory based upon heating degree days were 1.4% colder than normal during the 2007 three-month period compared to 13.0% warmer than normal in the prior-year three-month period. Total distribution system throughput increased 22.7 bcf reflecting an 18.7 bcf increase from PNG Gas and a 4.0 bcf increase in UGI Gas distribution system throughput due to the colder weather.

UGI UTILITIES, INC. AND SUBSIDIARIES
Gas Utility revenues increased $162.8 million during the 2007 three-month period principally reflecting $147.4 million in revenues attributable to PNG Gas, an $8.4 million increase in revenues from low-margin off-system sales, and greater revenues from sales to UGI Gas’ firm- residential, commercial and industrial (“retail core-market”) customers. Increases or decreases in retail core-market customer revenues and cost of sales principally result from changes in retail core-market volumes and the level of gas costs collected through the PGC recovery mechanism. Under this recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amount included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility’s cost of gas was $334.2 million in the 2007 three-month period compared to $223.0 million in the 2006 three-month period largely reflecting PNG Gas’ cost of gas and greater costs associated with the higher off-system sales.
Gas Utility total margin in the 2007 three-month period increased $51.6 million primarily reflecting margin from PNG Gas and a $10.5 million increase in UGI Gas margin due to the higher distribution system throughput.
Gas Utility operating income increased to $77.9 million in the 2007 three-month period from $39.9 million in the 2006 three-month period principally reflecting the $51.6 million increase in total margin and an increase in other income partially offset by an $11.8 million increase in operating and administrative expenses and $4.1 million of higher depreciation and amortization expense. The increase in total operating and administrative expenses reflects operating and administrative expenses attributable to PNG Gas and a decrease of $1.5 million in UGI Gas’ expenses. The increase in depreciation and amortization expense is largely attributable to PNG Gas and, to a lesser extent, capital expenditures associated with UGI Gas.
The increase in Gas Utility income before income taxes reflects the higher operating income partially offset by a $5.8 million increase in interest expense. The increase in interest expense is principally due to higher long- and short-term debt outstanding, primarily a result of the PG Energy Acquisition, and higher short-term interest rates.
Electric Utility. Electric Utility’s 2007 three-month period kilowatt-hour sales were 5.0% higher than in the prior-year period which is largely attributable to approximately 3% colder than normal temperatures compared to 9% warmer than normal temperatures in the 2006 prior-year period (based upon heating degree day statistics). Electric Utility revenues increased $9.5 million in the 2007 three-month period largely reflecting the effects of an increase in its Provider of Last Resort (“POLR”) rates effective January 1, 2007 and the significantly colder temperatures than in the prior year. Electric Utility’s cost of sales increased to $20.8 million in the 2007 three-month period from $15.2 million in the 2006 three-month period reflecting higher per unit purchased power costs and the higher kilowatt-hour sales.

UGI UTILITIES, INC. AND SUBSIDIARIES
Electric Utility total margin in the 2007 three-month period increased $3.3 million reflecting the effects of the higher POLR rates and the higher sales partially offset by the higher per unit purchased power costs.
The increase in Electric Utility operating income and income before income taxes in the 2007 three-month period principally reflects the increase in total margin.
2007 six-month period compared with 2006 six-month period

Six Months Ended March 31,	2007	2006	Increase
(Millions of dollars)

Gas Utility:
Revenues	$733.4	$516.0	$217.4	42.1%
Total margin	$205.4	$133.1	$72.3	54.3%
Operating income	$116.2	$75.6	$40.6	53.7%
Income before income taxes	$95.0	$65.9	$29.1	44.2%
System throughput — bcf	83.2	50.1	33.1	66.1%
Heating degree days — % warmer than normal	5.4%	8.2%	—	—

Electric Utility:
Revenues	$59.8	$49.3	$10.5	21.3%
Total margin (a)	$23.5	$20.1	$3.4	16.9%
Operating income	$12.9	$9.8	$3.1	31.6%
Income before income taxes	$11.6	$8.6	$3.0	34.9%
Distribution sales — gwh	530.9	526.4	4.5	0.9%

(a)
Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $3.3 million and $2.7 million during the six-month periods ended March 31, 2007 and 2006, respectively. For financial statement purposes, revenue-related taxes are included in “Taxes other than income taxes” on the Condensed Consolidated Statements of Income.

Gas Utility. Temperatures in Gas Utility’s service territory based upon heating degree days were 5.4% warmer than normal during the 2007 six-month period compared to 8.2% warmer than normal during the prior-year six-month period. Total distribution system throughput increased 33.1 bcf reflecting 30.9 bcf from PNG Gas and greater UGI Gas distribution system throughput. UGI Gas’ greater distribution system throughput reflects increased sales to both retail core-market and delivery service customers.

UGI UTILITIES, INC. AND SUBSIDIARIES
Gas Utility revenues increased $217.4 million during the 2007 six-month period principally reflecting revenues attributable to PNG Gas and an $18.1 million increase in revenues from low-margin off-system sales. These increases were partially offset by lower revenues from UGI Gas retail core-market customers as a result of lower average PGC rates. Gas Utility’s cost of gas was $528.0 million in the 2007 six-month period compared to $382.9 million in the 2006 six-month period largely reflecting the effects of the PG Energy Acquisition and greater costs associated with the higher off-system sales partially offset by the lower retail core-market purchased gas costs.
Gas Utility total margin in the 2007 six-month period increased $72.3 million primarily reflecting margin resulting from the PG Energy Acquisition and a $6.4 million increase in UGI Gas margin.
Gas Utility operating income increased to $116.2 million in the 2007 six-month period from $75.6 million in the 2006 six-month period principally reflecting the $72.3 million increase in total margin and slightly higher other income partially offset by a $25.7 million increase in operating and administrative expenses and $8.0 million higher depreciation and amortization expense. The increase in total operating and administrative expenses principally reflects $23.5 million of incremental operating and administrative expenses attributable to PNG Gas and, to a much lesser extent, higher UGI Gas operating and administrative expenses. The higher depreciation and amortization expense primarily reflects depreciation expense associated with PNG Gas.
The increase in Gas Utility income before income taxes reflects the higher operating income partially offset by an increase of approximately $11.5 million in interest expense. The increase in interest expense is principally due to higher long- and short-term debt outstanding, primarily as a result of the PG Energy Acquisition, and higher short-term interest rates.
Electric Utility. Electric Utility’s 2007 six-month period kilowatt-hour sales increased approximately 1% compared to the 2006 six-month period. Electric Utility revenues increased $10.5 million in the 2007 six-month period largely reflecting the effects of the increased POLR rates effective January 1, 2007 and, to a lesser extent, the increased sales. Electric Utility’s cost of sales increased to $33.0 million in the 2007 six-month period from $26.5 million in the 2006 six-month period reflecting higher per unit purchased power costs.
Electric Utility total margin increased $3.4 million during the 2007 six-month period reflecting the effects of the higher POLR rates and, to a lesser extent, the increased sales partially offset by the higher per unit purchased power costs.
Electric Utility operating income and income before income taxes increased in the 2007 six-month period principally reflecting the increase in total margin partially offset by a slight increase in operating and administrative expenses.

UGI UTILITIES, INC. AND SUBSIDIARIES
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Company’s total debt outstanding at March 31, 2007 was $658.0 million (including $146.0 million in bank loans) compared with $728.0 million (including $216.0 million in bank loans) at September 30, 2006.
UGI Utilities has a $350 million Revolving Credit Agreement which expires in August 2011. At March 31, 2007, UGI Utilities had $146.0 million in borrowings outstanding under its Revolving Credit Agreement. From time to time, UGI Utilities has entered into short-term borrowings under uncommitted arrangements with major banks in order to meet liquidity needs. Short-term borrowings, including borrowings under its Revolving Credit Agreement, are classified as bank loans on the Condensed Consolidated Balance Sheets. During the 2007 and 2006 six-month periods, average daily bank loan borrowings were $214.6 million and $119.8 million, respectively, and peak bank loan borrowings totaled $259.0 million and $175.9 million, respectively. Peak borrowings typically occur during the peak heating season months of December and January. The increase in average and peak bank loan borrowings during the 2007 six-month period principally reflects borrowings to fund the working capital of PNG Gas. UGI Utilities also has an effective shelf registration statement with the SEC under which it may issue up to an additional $75 million of Medium-Term Notes or other debt securities. Medium-Term Notes of $20 million maturing in June 2007 are expected to be refinanced through the issuance of debt under this shelf registration.
Cash Flows
Operating activities. Due to the seasonal nature of UGI Utilities’ businesses, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for gas and electricity consumed during the peak heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company’s investment in working capital, principally accounts receivable and inventories, is generally greatest. UGI Utilities uses short-term borrowings, primarily borrowings under its Revolving Credit Agreement and has used borrowings under uncommitted arrangements to manage these seasonal cash flow needs.
Cash flow provided by operating activities was $99.1 million during the 2007 six-month period compared with cash flow used of $1.5 million in the prior-year six-month period. Cash flow from operating activities before changes in operating working capital was $103.0 million in the 2007 six-month period compared to $67.5 million in the prior-year six-month period largely reflecting the impact of PNG Gas on our operating results. Changes in operating working capital used approximately $3.9 million of operating cash flow during the 2007 six-month period compared with $69.0 million used during the prior-year six-month period reflecting, in large part, cash flow from changes in PNG Gas’ working capital, greater cash flow provided by UGI Gas’ changes in working capital and, to a lesser extent, lower cash flow used as a result of changes in deferred fuel costs.

UGI UTILITIES, INC. AND SUBSIDIARIES
Investing activities. Cash used by investing activities was $4.6 million in the 2007 six-month period compared to $22.4 million in the 2006 six-month period. Cash flow provided by investing activities in the 2007 six-month period reflects the payment of $23.7 million by SU to UGI Utilities associated with the PG Energy Acquisition working capital adjustment partially offset by greater Gas Utility capital expenditures. The increase in Gas Utility capital expenditures principally reflects capital expenditures of PNG Gas.
Financing activities. Cash used by financing activities was $87.3 million in the 2007 six-month period compared with cash flow provided of $24.8 million in the 2006 six-month period. Financing activity cash flows are primarily the result of issuances and repayments of long-term debt, net short-term borrowings including borrowings under our Revolving Credit Agreement and from time to time uncommitted arrangements, cash dividends to UGI, and capital contributions from UGI. During each of the 2007 and 2006 six-month periods, we paid dividends to UGI totaling $17.3 million. During the 2007 six-month period, net bank loan repayments totaled $70.0 million compared with net bank loan borrowings of $42.1 million in the prior-year six-month period.
PG Energy Acquisition
On August 24, 2006, UGI Utilities acquired certain assets and assumed certain liabilities of Southern Union Company’s (“SU’s”) PG Energy Division, a natural gas distribution business located in northeastern Pennsylvania, and all of the issued and outstanding stock of SU’s wholly-owned subsidiary, PG Energy Services, Inc., pursuant to a Purchase and Sale Agreement, as amended, between SU and UGI (who later assigned the rights under the agreement to UGI Utilities) dated January 26, 2006 (the “Agreement”). On August 24, 2006 and in accordance with the terms of the Agreement, UGI Utilities paid SU $580 million in cash. Pursuant to the terms of the Agreement, the purchase price was subject to a working capital adjustment equal to the difference between $68.1 million and the actual working capital as of the closing date agreed to by both UGI Utilities and SU. In March 2007, UGI Utilities and SU reached an agreement on the working capital adjustment pursuant to which SU paid UGI Utilities $23.7 million in cash. See Note 2 to Condensed Consolidated Financial Statements.
Regulatory Matters
In an order entered on November 30, 2006, the PUC approved a settlement of a base rate proceeding of PG Energy (PNG Gas). The settlement provided for an increase in natural gas distribution base rates of $12.5 million annually or approximately 4%, effective December 2, 2006.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Gas Utility’s tariffs contain clauses that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to its customers. The recovery clauses provide for a periodic adjustment for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with Gas Utility. Gas Utility uses exchange-traded natural gas call option and futures contracts to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these call option and futures contracts, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism.
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
Our variable-rate debt comprises short-term borrowings, principally borrowings under our Revolving Credit Agreement. This agreement provides for interest rates on borrowings that are indexed to short-term market interest rates. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we expect to refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce interest rate risk associated with near- to medium-term issuances of fixed-rate debt, we may enter into interest rate protection agreements.
The fair values of our unsettled market risk sensitive derivative instruments reflect the estimated amount that we would expect to receive or pay to terminate the contract based upon quoted market prices of comparable contracts at March 31, 2007. At March 31, 2007, the fair value of our electricity price swap was a gain of $4.5 million. An adverse change in electricity prices of ten percent would result in a $1.0 million decrease in the fair value of the swap. At March 31, 2007, the fair value of our unsettled interest rate protection agreement, which has been designated and qualifies as a cash flow hedge, was a gain of $0.4 million. An adverse change in interest rates on ten-year U.S. treasury notes of ten percent would result in a $0.4 million decrease in the fair value of this interest rate protection agreement.

UGI UTILITIES, INC. AND SUBSIDIARIES
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

(b)	Change in Internal Control over Financial Reporting

Except as discussed below, during the quarter ended March 31, 2007, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As previously disclosed in Item 9A, Controls and Procedures, of our 2006 Annual Report on Form 10-K, for an interim period Southern Union Company was providing certain information technology services to UGI Penn Natural Gas, Inc. (“UGIPNG”), a wholly owned subsidiary of the Company, and assisting us in migrating certain transaction-based processes and historical UGIPNG data to the Company’s systems. The migration plan is substantially complete. During October 2006, the Company implemented certain financial components of a new information system (the “UGI System”) that supports our human resource, accounting, purchasing and payroll transaction processing functions. Pursuant to the migration plan, UGIPNG began using certain financial components of the UGI System as of January 1, 2007. We have extended internal control procedures over quarterly financial reporting to include UGIPNG.

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

UGI UTILITIES, INC. AND SUBSIDIARIES
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1	Amendment dated March 20, 2007 to the Firm Transportation Service Agreement (Rate Schedule FT) dated October 1, 1996 between UGI Utilities and Transcontinental Gas Pipe Line Corporation, as modified pursuant to various orders of the Federal Energy Regulatory Commission	UGI Utilities, Inc.	Form 8-K (3/20/07)	10.1

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UGI UTILITIES, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UGI Utilities, Inc. (Registrant)
Date: May 10, 2007	By:	/s/ John C. Barney
John C. Barney
Senior Vice President - Finance (Principal Financial Officer)

UGI UTILITIES, INC.
EXHIBIT INDEX

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.