Form 10-Q
period 2007-06-30
UGI UTILITIES INC
filed 2007-08-09
CIK 100548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 31, 2007, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

UGI UTILITIES, INC. AND SUBSIDIARIES

-i-

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	June 30,	September 30,	June 30,
	2007	2006	2006

ASSETS
Current assets:
Cash and cash equivalents	$4,777	$2,942	$8,418
Restricted cash	4,358	2,697	-
Accounts receivable (less allowances for doubtful accounts of $15,342, $12,389 and $9,523, respectively)	104,512	61,917	68,588
Accounts receivable — related parties	2,591	1,888	1,240
Accrued utility revenues	20,950	16,649	12,240
Inventories	88,002	162,610	53,594
Deferred fuel costs	3,797	—	—
Prepaid expenses and other current assets	17,974	26,658	19,974

Total current assets	246,961	275,361	164,054

Property, plant and equipment, at cost (less accumulated depreciation and amortization of $529,076, $503,046 and $344,478, respectively)	1,065,685	1,050,824	672,187

Goodwill	162,633	182,851	—
Regulatory assets	82,612	72,919	61,287
Other assets	24,647	27,788	26,460

Total assets	$1,582,538	$1,609,743	$923,988

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$20,000	$20,000
Bank loans	108,000	216,000	112,100
Accounts payable	56,663	46,916	23,359
Accounts payable — related parties	13,839	14,768	14,456
Deferred fuel refunds	7,494	12,171	10,054
Other current liabilities	72,909	59,243	46,084

Total current liabilities	258,905	369,098	226,053

Long-term debt	512,000	492,000	217,000
Deferred income taxes	172,710	162,871	160,099
Deferred investment tax credits	6,513	6,803	6,901
Other noncurrent liabilities	41,134	31,872	16,367

Total liabilities	991,262	1,062,644	626,420

Commitments and contingencies (note 7)

Common stockholder’s equity:
Common Stock, $2.25 par value (authorized - 40,000,000 shares; issued and outstanding - 26,781,785 shares)	60,259	60,259	60,259
Additional paid-in capital	345,801	345,801	80,622
Retained earnings	189,714	144,833	154,765
Accumulated other comprehensive (loss) income	(4,498)	(3,794)	1,922

Total common stockholder’s equity	591,276	547,099	297,568

Total liabilities and stockholder’s equity	$1,582,538	$1,609,743	$923,988

See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$221,687	$129,128	$1,019,827	$694,446

Costs and expenses:
Cost of sales	145,881	82,802	709,227	492,241
Operating and administrative expenses	35,866	22,050	109,337	71,495
Operating and administrative expenses — related parties	2,331	3,749	8,958	8,467
Taxes other than income taxes	4,209	3,172	13,937	10,154
Depreciation and amortization	9,952	6,373	30,610	18,856
Other income, net	(1,284)	(749)	(6,416)	(3,930)

	196,955	117,397	865,653	597,283

Operating income	24,732	11,731	154,174	97,163
Interest expense	9,621	5,344	32,117	16,300

Income before income taxes	15,111	6,387	122,057	80,863
Income taxes	6,026	2,928	48,505	32,450

Net income	$9,085	$3,459	$73,552	$48,413

See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Nine Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73,552	$48,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,610	18,856
Deferred income taxes, net	6,003	769
Provision for uncollectible accounts	12,890	8,777
Other, net	7,106	6,566
Net change in:
Accounts receivable and accrued utility revenues	(60,489)	(30,181)
Inventories	74,608	17,990
Deferred fuel costs	(8,736)	(7,316)
Accounts payable	8,818	(14,986)
Other current assets and liabilities	18,777	(10,779)

Net cash provided by operating activities	163,139	38,109

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(45,621)	(34,946)
Increase in restricted cash	(1,661)	—
PG Energy Acquisition working capital settlement	23,670	—
Other, net	(1,022)	(876)

Net cash used by investing activities	(24,634)	(35,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(28,670)	(27,455)
(Decrease) increase in bank loans with maturities of three months or less	(108,000)	80,900
Repayments of debt including bank loans with maturities greater than three months	(20,000)	(120,000)
Issuances of debt including bank loans with maturities greater than three months	20,000	70,000

Net cash (used) provided by financing activities	(136,670)	3,445

Cash and cash equivalents increase	$1,835	$5,732

CASH AND CASH EQUIVALENTS:
End of period	$4,777	$8,418
Beginning of period	2,942	2,686

Increase	$1,835	$5,732

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
Comprehensive Income. The following table presents the components of comprehensive income for the three and nine months ended June 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$9,085	$3,459	$73,552	$48,413
Other comprehensive income (loss)	(702)	421	(704)	1,679

Comprehensive income	$8,383	$3,880	$72,848	$50,092

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
Revenue-Related Taxes. In June 2006, the Financial Accounting Standards Board (“FASB”) reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 addresses accounting policies disclosure with respect to revenue-related taxes beginning with financial reports for interim or annual reporting periods beginning after December 15, 2006. The scope of EITF 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. EITF 06-3 permits entities to adopt a policy of presenting such taxes in the income statement either on a gross basis within revenue or on a net basis. If such taxes are significant, and are presented on the income statement on a gross basis, the amounts of those taxes should also be disclosed. Our prior and current policy is to present such revenue-related taxes within the scope of EITF 06-3 on a net basis.
Recently Issued Accounting Pronouncements. In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. Upon adoption, a cumulative adjustment will be made to beginning retained earnings for the initial fair value option remeasurement. Subsequent unrealized gains and losses for fair value option items will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and should not be applied retrospectively, except as permitted by certain conditions for early adoption. We are currently reviewing the provisions of SFAS 159.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
2.	PG Energy Acquisition
On August 24, 2006, UGI Utilities acquired certain assets and assumed certain liabilities of Southern Union Company’s (“SU’s”) PG Energy Division, a natural gas distribution utility located in northeastern Pennsylvania, and all of the issued and outstanding stock of SU’s wholly owned subsidiary, PG Energy Services, Inc., pursuant to a Purchase and Sale Agreement, as amended, between SU and UGI dated as of January 26, 2006 (the “Agreement”). UGI subsequently assigned its rights under the Agreement to UGI Utilities. On August 24, 2006 and in accordance with the terms of the Agreement, UGI Utilities paid SU $580,000 in cash. Pursuant to the terms of the Agreement, the initial purchase price was subject to a working capital adjustment equal to the difference between $68,100 and the actual working capital as of the closing date agreed to by both UGI Utilities and SU. In March 2007, UGI Utilities and SU reached an agreement on the working capital adjustment pursuant to which SU paid UGI Utilities approximately $23,700 in cash. In addition, in March 2007 UGI Utilities completed its review and determination of the fair value of the assets acquired and liabilities assumed.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Financial information by business segment follows:
Three Months Ended June 30, 2007:

		Reportable Segments
		Gas	Electric
	Total	Utility	Utility	Other

Revenues	$221,687	$185,897	$29,873	$5,917
Cost of sales	145,881	128,261	15,221	2,399
Depreciation and amortization	9,952	9,111	847	(6)
Operating income	24,732	15,981	7,519	1,232
Interest expense	9,621	9,055	566	—
Income before income taxes	15,111	6,926	6,953	1,232

Total assets at period end	$1,582,538	$1,465,314	$109,810	$7,414

Goodwill at period end	$162,633	$162,633	$—	$—

Three Months Ended June 30, 2006:

		Reportable Segments
		Gas	Electric
	Total	Utility	Utility	Other

Revenues	$129,128	$106,263	$22,865	$—
Cost of sales	82,802	71,631	11,171	—
Depreciation and amortization	6,373	5,533	840	—
Operating income	11,731	6,553	5,178	—
Interest expense	5,344	4,680	664	—
Income before income taxes	6,387	1,873	4,514	—

Total assets at period end	$923,988	$817,488	$106,500	$—

Goodwill at period end	$—	$—	$—	$—

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Nine Months Ended June 30, 2007:

		Reportable Segments
		Gas	Electric
	Total	Utility	Utility	Other

Revenues	$1,019,827	$919,325	$89,645	$10,857
Cost of sales	709,227	656,236	48,232	4,759
Depreciation and amortization	30,610	27,998	2,609	3
Operating income	154,174	132,158	20,457	1,559
Interest expense	32,117	30,233	1,884	—
Income before income taxes	122,057	101,925	18,573	1,559

Total assets at period end	$1,582,538	$1,465,314	$109,810	$7,414

Goodwill at period end	$162,633	$162,633	$—	$—

Nine Months Ended June 30, 2006:

		Reportable Segments
		Gas	Electric
	Total	Utility	Utility	Other

Revenues	$694,446	$622,280	$72,166	$—
Cost of sales	492,241	454,540	37,701	—
Depreciation and amortization	18,856	16,376	2,480	—
Operating income	97,163	82,161	15,002	—
Interest expense	16,300	14,380	1,920	—
Income before income taxes	80,863	67,781	13,082	—

Total assets at period end	$923,988	$817,488	$106,500	$—

Goodwill at period end	$—	$—	$—	$—

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
In accordance with Provider of Last Resort (“POLR”) settlements approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2009. In accordance with these settlements, Electric Utility increased its POLR rates by 4.5% on January 1, 2005 and 3% on January 1, 2006 (a total of 7.5% above the total rates in effect on December 31, 2004). Electric Utility also increased its POLR rates for all metered customers effective January 1, 2007 which increased the average cost to residential customers by approximately 35% over such costs in effect during calendar year 2006.
5.	Debt
In June 2007, UGI Utilities refinanced $20,000 of its maturing 7.17% Medium-Term Notes with proceeds from the issuance of $20,000 of 6.17% Medium-Term Notes due June 2017. During the nine months ended June 30, 2007, the termination date of UGI Utilities’ $350,000 Revolving Credit Agreement was extended to August 2011.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Net periodic pension expense and other postretirement benefit costs relating to our employees include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$1,383	$1,309	$65	$32
Interest cost	4,282	3,220	243	204
Expected return on assets	(5,463)	(4,444)	(151)	(152)
Amortization of:
Prior service cost (benefit)	61	196	(55)	(55)
Actuarial loss	217	427	37	48

Net benefit cost	480	708	139	77
Change in regulatory and other assets and liabilities	(57)	(96)	714	698

Net expense	$423	$612	$853	$775

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$4,149	$3,930	$195	$97
Interest cost	12,847	9,662	728	612
Expected return on assets	(16,388)	(13,336)	(454)	(457)
Amortization of:
Prior service cost (benefit)	182	588	(165)	(166)
Actuarial loss	650	1,280	111	144

Net benefit cost	1,440	2,124	415	230
Change in regulatory and other assets and liabilities	(178)	(278)	2,143	2,095

Net expense	$1,262	$1,846	$2,558	$2,325

Pension Plan assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any contributions to the Pension Plan during the year ending September 30, 2007. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to fund and pay UGI Utilities’ postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The difference between the annual amount calculated and the amount included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the nine months ended June 30, 2007, nor are they expected to be material for the year ending September 30, 2007.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
We also sponsor an unfunded and non-qualified supplemental executive retirement income plan. We recorded pre-tax expense for this plan of $126 and $377 for the three and nine months ended June 30, 2007, respectively, and $105 and $306 for the three and nine months ended June 30, 2006, respectively.
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
As a result of the PG Energy Acquisition, UGIPNG became a party to a Multi-Site Remediation Consent Order and Agreement between PG Energy and the Pennsylvania Department of Environmental Protection dated March 31, 2004 (“Multi-Site Agreement”). The Multi-Site Agreement requires UGIPNG to perform a specified level of activities associated with environmental investigation and remediation work at eleven currently owned properties on which MGP-related facilities were operated (“Properties”). UGIPNG is not required to spend more than $1,100 in any calendar year for such expenditures, including costs to perform work on the Properties. Costs related to investigation and remediation of one property formerly owned by UGIPNG are also included in this cap. The Multi-Site Agreement terminates at the end of fifteen years but may be terminated by either party at the end of any two-year period beginning with the effective date.
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
The trial court granted UGI Utilities’ motion for summary judgment and dismissed ConEd’s complaint. The grant of summary judgment was entered April 1, 2004. ConEd appealed and on September 9, 2005 a panel of the Second Circuit Court of Appeals affirmed in part and reversed in part the decision of the trial court. The appellate panel affirmed the trial court’s decision dismissing claims that UGI Utilities was liable under CERCLA as an operator of MGPs owned and operated by its former subsidiaries. The appellate panel reversed the trial court’s decision that UGI Utilities was released from liability at three sites where UGI Utilities operated MGPs under lease. On October 7, 2005, UGI Utilities filed for reconsideration of the panel’s order which was denied by the Second Circuit Court of Appeals on January 17, 2006. On April 14, 2006, UGI Utilities filed a petition requesting that the United States Supreme Court review the decision of the Second Circuit Court of Appeals. On June 18, 2007, the United States Supreme Court denied UGI Utilities’ petition. UGI Utilities is defending the suit.
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
UGI provides certain financial and administrative services to UGI Utilities. UGI bills UGI Utilities monthly for all direct and an allocated share of indirect corporate expenses incurred or paid on behalf of UGI Utilities. These billed expenses are classified as operating and administrative expenses — related parties in the Condensed Consolidated Statements of Income. In addition, UGI Utilities provides limited administrative services to UGI and certain of UGI’s subsidiaries, principally payroll related services. Amounts billed to these entities by UGI Utilities for all periods presented were not material.
UGI Utilities has entered into a Storage Contract Administration Agreement (“Storage Agreement”) extending through October 31, 2008 with UGI Energy Services, Inc., a second-tier wholly owned subsidiary of UGI (“Energy Services”). Under the Storage Agreement UGI Utilities has, among other things, and subject to recall for operational purposes, released certain storage and transportation contracts to Energy Services for the term of the Storage Agreement. UGI Utilities also transferred certain associated storage inventories upon the commencement of the Storage Agreement, will receive a transfer of storage inventories at the end of the Storage Agreement, and makes payments associated with refilling storage inventories during the term of the Storage Agreement. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the Storage Agreement. UGI Utilities incurred costs associated with the Storage Agreement totaling $35,370 and $56,269, during the three and nine months ended June 30, 2007, respectively, and $31,627 and $53,106 during the three and nine months ended June 30, 2006, respectively.
UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) on its balance sheet under the caption “Inventories.” The carrying value of these gas storage inventories at June 30, 2007, comprising approximately 4.8 billion cubic feet of natural gas, was $38,710. The carrying value of these gas storage inventories at September 30, 2006, comprising approximately 8.4 billion cubic feet of natural gas, was $71,290. The carrying value of these gas storage inventories at June 30, 2006, comprising approximately 5.5 billion cubic feet of natural gas, was $46,702.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
UGI Utilities also has a Gas Supply and Delivery Service Agreement with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility during the peak heating-season months of November to March. In addition, from time to time, Gas Utility purchases natural gas or pipeline capacity from Energy Services. The aggregate amount of these transactions (exclusive of Storage Agreement transactions) during the three and nine months ended June 30, 2007 totaled $4,783 and $32,597, respectively, and during the three and nine months ended June 30, 2006 totaled $3,227 and $12,161, respectively.
From time to time, the Company sells natural gas or pipeline capacity to Energy Services. During the three and nine months ended June 30, 2007, revenues associated with sales to Energy Services totaled $9,284 and $30,939, respectively. During the three and nine months ended June 30, 2006, revenues associated with sales to Energy Services totaled $4,025 and $10,246, respectively. These transactions did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

UGI UTILITIES, INC. AND SUBSIDIARIES
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare our results of operations for the three months ended June 30, 2007 (“2007 three-month period”) with the three months ended June 30, 2006 (“2006 three-month period”) and the nine months ended June 30, 2007 (“2007 nine-month period”) with the nine months ended June 30, 2006 (“2006 nine-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 3 to the Condensed Consolidated Financial Statements. Our Gas Utility’s results of operations for the 2007 three- and nine-month periods include the operations of PNG Gas, the natural gas utility business that we acquired in late August 2006 (the “PG Energy Acquisition”).
2007 three-month period compared with 2006 three-month period

Three Months Ended June 30,	2007	2006	Increase
(Millions of dollars)

Gas Utility:
Revenues	$185.9	$106.3	$79.6	74.9%
Total margin (a)	$57.6	$34.6	$23.0	66.5%
Operating income	$16.0	$6.6	$9.4	142.4%
Income before income taxes	$6.9	$1.9	$5.0	263.2%
System throughput — bcf	25.4	14.3	11.1	77.6%
Heating degree days — % colder (warmer) than normal (b)	3.8%	(13.5)%	—	—

Electric Utility:
Revenues	$29.9	$22.9	$7.0	30.6%
Total margin (a)	$13.0	$10.5	$2.5	23.8%
Operating income	$7.5	$5.2	$2.3	44.2%
Income before income taxes	$7.0	$4.5	$2.5	55.6%
Distribution sales — gwh	231.1	222.4	8.7	3.9%

bcf — billions of cubic feet. gwh — millions of kilowatt-hours.

(a)
Gas Utility’s total margin represents total revenues less cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.7 million and $1.2 million during the three-month periods ended June 30, 2007 and 2006, respectively. For financial statement purposes, revenue-related taxes are included in “Taxes other than income taxes” on the Condensed Consolidated Statements of Income.

(b)	Deviation from average heating degree days based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) at airports located within our service territory.
Gas Utility. Temperatures in Gas Utility’s service territory based upon heating degree days were 3.8% colder than normal during the 2007 three-month period compared to 13.5% warmer than normal during the prior-year three-month period. Total distribution system throughput increased 11.1 bcf reflecting an 8.6 bcf increase from PNG Gas and a 2.5 bcf increase in UGI Gas distribution system throughput due to the colder weather.

UGI UTILITIES, INC. AND SUBSIDIARIES
Gas Utility revenues increased $79.6 million during the 2007 three-month period principally reflecting $49.8 million in revenues attributable to PNG Gas, a $19.5 million increase in UGI Gas’ revenues from low-margin off-system sales, and greater revenues from sales to UGI Gas’ firm- residential, commercial and industrial (“retail core-market”) customers. Increases or decreases in retail core-market customer revenues and cost of sales principally result from changes in retail core-market volumes and the level of gas costs collected through the PGC recovery mechanism. Under this recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amount included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility’s cost of gas was $128.3 million in the 2007 three-month period compared to $71.6 million in the 2006 three-month period largely reflecting PNG Gas’ cost of gas and greater costs associated with the higher off-system sales.
Gas Utility total margin in the 2007 three-month period increased $23.0 million primarily reflecting $19.3 million of margin from PNG Gas and an increase in UGI Gas margin due to the higher distribution system throughput.
Gas Utility operating income increased to $16.0 million in the 2007 three-month period from $6.6 million in the 2006 three-month period principally reflecting the $23.0 million increase in total margin partially offset by a $10.6 million increase in operating and administrative expenses and $3.6 million of higher depreciation and amortization expense. The increase in operating and administrative expenses and depreciation and amortization expense principally reflects incremental PNG Gas expenses.
The increase in Gas Utility income before income taxes reflects the higher operating income partially offset by a $4.3 million increase in interest expense. The increase in interest expense is principally due to higher long- and short-term debt outstanding, primarily a result of the PG Energy Acquisition, and higher short-term interest rates.
Electric Utility. Electric Utility’s 2007 three-month period kilowatt-hour sales were approximately 4.0% higher than in the prior-year period which is largely attributable to colder spring weather. Electric Utility revenues increased $7.0 million in the 2007 three-month period largely reflecting the effects of an increase in its Provider of Last Resort (“POLR”) rates effective January 1, 2007 and the increased sales. Electric Utility’s cost of sales increased to $15.2 million in the 2007 three-month period from $11.2 million in the 2006 three-month period reflecting higher per unit purchased power costs and, to a much lesser extent, the higher kilowatt-hour sales.

UGI UTILITIES, INC. AND SUBSIDIARIES
Electric Utility total margin in the 2007 three-month period increased $2.5 million reflecting the effects of the higher POLR rates and the higher sales partially offset by the higher per unit purchased power costs.
The increase in Electric Utility operating income and income before income taxes in the 2007 three-month period principally reflects the increase in total margin.
2007 nine-month period compared with 2006 nine-month period

Nine Months Ended June 30,	2007	2006	Increase
(Millions of dollars)

Gas Utility:
Revenues	$919.3	$622.3	$297.0	47.7%
Total margin	$263.1	$167.7	$95.4	56.9%
Operating income	$132.2	$82.2	$50.0	60.8%
Income before income taxes	$101.9	$67.8	$34.1	50.3%
System throughput — bcf	108.6	64.4	44.2	68.6%
Heating degree days — % (warmer) than normal	(4.3)%	(8.8)%	—	—

Electric Utility:
Revenues	$89.6	$72.2	$17.4	24.1%
Total margin (a)	$36.4	$30.5	$5.9	19.3%
Operating income	$20.5	$15.0	$5.5	36.7%
Income before income taxes	$18.6	$13.1	$5.5	42.0%
Distribution sales — gwh	762.0	748.8	13.2	1.8%

(a)
Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $5.0 million and $4.0 million during the nine-month periods ended June 30, 2007 and 2006, respectively. For financial statement purposes, revenue-related taxes are included in “Taxes other than income taxes” on the Condensed Consolidated Statements of Income.

Gas Utility. Temperatures in Gas Utility’s service territory based upon heating degree days were 4.3% warmer than normal during the 2007 nine-month period compared to 8.8% warmer than normal during the prior-year nine-month period. Total distribution system throughput increased 44.2 bcf reflecting 39.5 bcf from PNG Gas and greater UGI Gas distribution system throughput. UGI Gas’ greater distribution system throughput reflects (1) increased sales to retail core-market customers, largely reflecting the colder weather and year-over-year growth in the number of our customers partially offset by customer conservation, and (2) greater delivery service throughput.
Gas Utility revenues increased $297.0 million during the 2007 nine-month period principally reflecting $282.0 million in revenues attributable to PNG Gas and a $37.5 million increase in revenues from low-margin off-system sales. These increases were partially offset by lower revenues from UGI Gas retail core-market customers as a result of lower average PGC rates. Gas Utility’s cost of gas was $656.2 million in the 2007 nine-month period compared to $454.5 million in the 2006 nine-month period largely reflecting the effects of the PG Energy Acquisition and greater costs associated with the higher off-system sales partially offset by the lower average PGC rates.

UGI UTILITIES, INC. AND SUBSIDIARIES
Gas Utility total margin in the 2007 nine-month period increased $95.4 million primarily reflecting $84.9 million of margin from PNG Gas and an increase in UGI Gas margin.
Gas Utility operating income increased to $132.2 million in the 2007 nine-month period from $82.2 million in the 2006 nine-month period principally reflecting the $95.4 million increase in total margin partially offset by a $36.2 million increase in operating and administrative expenses and $11.6 million higher depreciation and amortization expense. The increase in total operating and administrative expenses and depreciation and amortization expense principally reflects incremental PNG Gas expenses.
The increase in Gas Utility income before income taxes reflects the higher operating income partially offset by an increase of $15.9 million in interest expense. The increase in interest expense is principally due to higher long- and short-term debt outstanding, primarily as a result of the PG Energy Acquisition, and higher short-term interest rates.
Electric Utility. Electric Utility’s 2007 nine-month period kilowatt-hour sales increased approximately 2% compared to the 2006 nine-month period primarily from colder heating-season weather. Electric Utility revenues increased $17.4 million in the 2007 nine-month period largely reflecting the effects of the increased POLR rates effective January 1, 2007 and, to a lesser extent, the increased sales. Electric Utility’s cost of sales increased to $48.2 million in the 2007 nine-month period from $37.7 million in the 2006 nine-month period principally reflecting higher per unit purchased power costs.
Electric Utility total margin increased $5.9 million during the 2007 nine-month period reflecting the effects of the higher POLR rates and, to a lesser extent, the increased sales partially offset by the higher per unit purchased power costs.
Electric Utility operating income and income before income taxes increased in the 2007 nine-month period principally reflecting the increase in total margin partially offset by a slight increase in operating and administrative expenses.

UGI UTILITIES, INC. AND SUBSIDIARIES
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Company’s total debt outstanding at June 30, 2007 was $620.0 million (including $108.0 million in bank loans) compared with $728.0 million (including $216.0 million in bank loans) at September 30, 2006.
UGI Utilities has a $350 million Revolving Credit Agreement which expires in August 2011. At June 30, 2007, UGI Utilities had $108.0 million in borrowings outstanding under its Revolving Credit Agreement. From time to time, UGI Utilities has entered into short-term borrowings under uncommitted arrangements with major banks in order to meet liquidity needs. Short-term borrowings, including borrowings under its Revolving Credit Agreement, are classified as bank loans on the Condensed Consolidated Balance Sheets. During the 2007 and 2006 nine-month periods, average daily bank loan borrowings were $173.4 million and $111.8 million, respectively, and peak bank loan borrowings totaled $259.0 million and $175.9 million, respectively. Peak borrowings typically occur during the peak heating season months of December and January. The increase in average and peak bank loan borrowings during the 2007 nine-month period principally reflects borrowings to fund the working capital of PNG Gas.
In June 2007, UGI Utilities refinanced $20 million of its maturing 7.17% Medium-Term Notes with proceeds from the issuance of $20 million of 6.17% Medium-Term Notes due June 2017. UGI Utilities also has an effective shelf registration statement with the SEC under which it may issue up to an additional $55 million of Medium-Term Notes or other debt securities.
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
Cash flow provided by operating activities was $163.1 million during the 2007 nine-month period compared with $38.1 million in the prior-year nine-month period. Cash flow from operating activities before changes in operating working capital was $130.2 million in the 2007 nine-month period compared to $83.4 million in the prior-year nine-month period. The increase in the 2007 nine-month period largely reflects the impact of PNG Gas on our operating results. Changes in operating working capital provided approximately $33.0 million of operating cash flow during the 2007 nine-month period compared with $45.3 million used during the prior-year nine-month period. The increase of $78.3 million in cash flow from changes in operating working capital reflects, in large part, cash flow from changes in PNG Gas’ working capital and greater cash flow provided by UGI Gas’ changes in working capital including changes in inventories.

UGI UTILITIES, INC. AND SUBSIDIARIES
Investing activities. Cash used by investing activities was $24.6 million in the 2007 nine-month period compared to $35.8 million in the 2006 nine-month period. Cash flow provided by investing activities in the 2007 nine-month period reflects the payment of $23.7 million by SU to UGI Utilities associated with the PG Energy Acquisition working capital adjustment partially offset by greater Gas Utility capital expenditures. The increase in Gas Utility capital expenditures principally reflects capital expenditures of PNG Gas.
Financing activities. Cash used by financing activities was $136.7 million in the 2007 nine-month period compared with cash flow provided of $3.4 million in the 2006 nine-month period. Financing activity cash flows are primarily the result of issuances and repayments of long-term debt, net short-term borrowings including borrowings under our Revolving Credit Agreement and from time to time uncommitted arrangements, cash dividends to UGI, and capital contributions from UGI. We paid cash dividends to UGI totaling $28.7 million and $27.5 million during the 2007 and 2006 nine-month periods, respectively. During the 2007 nine-month period, net bank loan repayments totaled $108.0 million compared with net bank loan borrowings of $30.9 million in the prior-year nine-month period.
PG Energy Acquisition
On August 24, 2006, UGI Utilities acquired certain assets and assumed certain liabilities of Southern Union Company’s (“SU’s”) PG Energy Division, a natural gas distribution utility located in northeastern Pennsylvania, and all of the issued and outstanding stock of SU’s wholly-owned subsidiary, PG Energy Services, Inc., pursuant to a Purchase and Sale Agreement, as amended, between SU and UGI (who later assigned the rights under the agreement to UGI Utilities) dated January 26, 2006 (the “Agreement”). On August 24, 2006 and in accordance with the terms of the Agreement, UGI Utilities paid SU $580 million in cash. Pursuant to the terms of the Agreement, the initial purchase price was subject to a working capital adjustment equal to the difference between $68.1 million and the actual working capital as of the closing date agreed to by both UGI Utilities and SU. In March 2007, UGI Utilities and SU reached an agreement on the working capital adjustment pursuant to which SU paid UGI Utilities $23.7 million in cash. See Note 2 to Condensed Consolidated Financial Statements.
Regulatory Matters
In an order entered on November 30, 2006, the PUC approved a settlement of a base rate proceeding of PG Energy (PNG Gas). The settlement provided for an increase in natural gas distribution base rates of $12.5 million annually or approximately 4%, effective December 2, 2006.

UGI UTILITIES, INC. AND SUBSIDIARIES
In accordance with POLR settlements approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2009. In accordance with these settlements, Electric Utility increased its POLR rates by 4.5% on January 1, 2005 and 3% on January 1, 2006 (a total of 7.5% above the total rates in effect on December 31, 2004). Electric Utility also increased its POLR rates for all metered customers effective January 1, 2007 which increased the average cost to residential customers by approximately 35% over such costs in effect during calendar year 2006.
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
The fair values of our unsettled market risk sensitive derivative instruments reflect the estimated amount that we would expect to receive or pay to terminate the contract based upon quoted market prices of comparable contracts at June 30, 2007. At June 30, 2007, the fair value of our electricity price swap was a gain of $2.6 million. An adverse change in electricity prices of ten percent would result in a $0.6 million decrease in the fair value of the swap.

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
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows:

Exhibit No.	Exhibit

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UGI UTILITIES, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UGI Utilities, Inc. (Registrant)
Date: August 9, 2007	By:	/s/ John C. Barney
John C. Barney
Senior Vice President - Finance (Principal Financial Officer)

UGI UTILITIES, INC.
EXHIBIT INDEX

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.