Form 10-K
period 2007-09-30
UGI UTILITIES INC
filed 2007-11-29
CIK 100548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007
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
At September 30, 2007, there were 26,781,785 shares of UGI Utilities Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.
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
On August 24, 2006, UGI Utilities acquired a Pennsylvania natural gas utility business from Southern Union Company which significantly increased our natural gas distribution business. The Gas Utility segment (“Gas Utility”) consists of the regulated natural gas distribution businesses of UGI Utilities (“UGI Gas”) and UGI Utilities’ subsidiary, UGI Penn Natural Gas, Inc. (“UGIPNG”). Gas Utility serves approximately 478,000 customers in eastern and northeastern Pennsylvania. The Electric Utility segment (“Electric Utility”) consists of the regulated electric distribution business of UGI Utilities, serving approximately 62,000 customers in northeastern Pennsylvania. Gas Utility and Electric Utility are regulated by the Pennsylvania Public Utility Commission (“PUC”).
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
GAS UTILITY
Service Area; Revenue Analysis
Gas Utility is authorized to distribute natural gas to approximately 478,000 customers in portions of 28 eastern and northeastern Pennsylvania counties through its distribution system of approximately 7,800 miles of gas mains. The service area includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon, Reading, Scranton, Wilkes-Barre and Williamsport, Pennsylvania, and the boroughs of Honesdale and Milford, Pennsylvania. Located in Gas Utility’s service area are major production centers for basic industries such as specialty metals, aluminum, glass and paper product manufacturing.
System throughput (the total volume of gas sold to or transported for customers within Gas Utility’s distribution system) for the 2007 fiscal year was approximately 131.8 billion cubic feet (“bcf”). System sales of gas accounted for approximately 43% of system throughput, while gas transported for residential, commercial and industrial customers (who bought their gas from others) accounted for approximately 57% of system throughput.

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
Gas Supply Contracts
During fiscal year 2007, Gas Utility purchased approximately 79 bcf of natural gas for sale to retail core market and off-system sales customers. Approximately 87% of the volumes purchased were supplied under agreements with 10 suppliers. The remaining 13% of gas purchased by Gas Utility was supplied by approximately 23 producers and marketers. Gas supply contracts for Gas Utility are generally no longer than 1 year. Gas Utility also has long-term contracts with suppliers for natural gas peaking supply during the months of November through March.
Seasonality
Because many of its customers use gas for heating purposes, Gas Utility sales are seasonal. Approximately 55% to 60% of Gas Utility’s sales volume is supplied, and approximately 70% to 75% of Gas Utility’s operating income is earned, during the five-month peak heating season from November through March.
Competition
Natural gas is a fuel that competes with electricity and oil, and to a lesser extent, with propane and coal. Competition among these fuels is primarily a function of their comparative price and the relative cost and efficiency of fuel utilization equipment. Electric utilities in Gas Utility’s service area are seeking new load, primarily in the new construction market. In parts of Gas Utility’s service area electricity may have a competitive price advantage over natural gas due to government regulated rate caps on electricity. Additionally, high efficiency electric heat pumps have led to a decrease in the cost of electricity for heating. Fuel oil dealers compete for customers in all categories, including industrial customers. Gas Utility responds to this competition with marketing efforts designed to retain and grow its customer base.
In substantially all of its service territories, Gas Utility is the only regulated gas distribution utility having the right, granted by the PUC or by law, to provide gas distribution services. Since the 1980s, larger commercial and industrial customers have been able to purchase gas supplies from entities other than natural gas distribution utility companies. As a result of Pennsylvania’s Natural Gas Choice and Competition Act (“Gas Competition Act”), effective July 1, 1999 all of Gas Utility’s customers, including residential and smaller commercial and industrial customers (“Core Market Customers”), have been afforded this opportunity. As of September 30, 2007, three marketers provide gas supplies to approximately 4,100 of Gas Utility’s Core Market Customers. Gas Utility provides transportation services for its customers who purchase natural gas from others.

A number of Gas Utility’s commercial and industrial customers have the ability to switch to an alternate fuel at any time and, therefore, are served on an interruptible basis under rates which are competitively priced with respect to the alternate fuel. Margin from these customers, therefore, is affected by the difference or “spread” between the customers’ delivered cost of gas and the customers’ delivered cost of the alternate fuel, as well as the frequency and duration of interruptions. See “Gas Utility and Electric Utility Regulation and Rates — Gas Utility Rates.” In recent years, Gas Utility’s margin for interruptible service has been higher than in past years due to the higher cost of oil compared to natural gas. In accordance with the PUC’s June 29, 2000 Gas Restructuring Order applicable to UGI Gas, margin from certain of these customers (who use pipeline capacity contracted by UGI Gas to serve retail customers) is used to reduce purchased gas cost rates for retail customers. Approximately 29% of UGI Gas’ commercial and industrial customers, including certain customers served under interruptible rates, have locations which afford them the opportunity, although none have exercised it, of seeking transportation service directly from interstate pipelines, thereby bypassing UGI Gas. The majority of customers in this group are served under transportation contracts having 3 to 20 year terms. Included in these two customer groups are UGI Gas’ 10 largest customers in terms of annual volumes. All of these customers have contracts, 9 of which extend beyond Fiscal 2008. No single customer represents, or is anticipated to represent, more than 5% of Gas Utility’s total revenues.
Outlook for Gas Service and Supply
Gas Utility anticipates having adequate pipeline capacity and sources of supply available to it to meet the full requirements of all firm customers on its system through fiscal year 2008. Supply mix is diversified, market priced, and delivered pursuant to a number of long-term and short-term firm transportation and storage arrangements, including transportation contracts held by some of Gas Utility’s larger customers.
During fiscal year 2007, Gas Utility supplied transportation service to 2 major co-generation installations and 5 electric generation facilities. Gas Utility continues to pursue opportunities to supply natural gas to electric generation projects located in its service area. Gas Utility also continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In the residential market sector, Gas Utility connected approximately 9,800 residential heating customers during fiscal year 2007. Despite the nationwide slowdown in the real estate market, of those new customers, new home construction accounted for over 6,200 heating customers. If the slowdown in new home construction continues in fiscal year 2008 in Gas Utility’s service area, customer growth may be adversely affected. Customers converting from other energy sources, primarily oil and electricity, and existing non-heating gas customers who have added gas heating systems to replace other energy sources, accounted for the balance of the additions. The number of new commercial and industrial Gas Utility customers was approximately 1,700.

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
ELECTRIC UTILITY
Service Area; Sales Analysis
Electric Utility supplies electric service to approximately 62,000 customers in portions of Luzerne and Wyoming counties in northeastern Pennsylvania through a system consisting of approximately 2,150 miles of transmission and distribution lines and 13 transmission substations. For fiscal year 2007, about 53% of sales volume came from residential customers, 35% from commercial customers and 12% from industrial customers.
Sources of Supply
Electric Utility has third-party generation supply contracts in place for substantially all of its expected energy requirements for fiscal years 2008 and 2009. Electric Utility distributes electricity that it purchases from others and electricity that customers purchase from other suppliers, if any. As of September 30, 2007, none of Electric Utility’s customers have selected an alternative electricity generation supplier. Electric Utility expects to continue to provide energy to the great majority of its distribution customers for the foreseeable future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Disclosures” for a discussion of risks related to Electric Utility’s supply contracts.
Competition
As a result of the Electricity Generation Customer Choice and Competition Act (“ECC Act”), all Pennsylvania retail electric customers have the ability to choose their electric generation supplier. Electric Utility remains the provider of last resort (“POLR”) for its customers who do not choose an alternate electric generation supplier. The terms and conditions under which Electric Utility provides POLR service, and rules governing the rates that may be charged for such service, have been established in a series of PUC-approved settlements (collectively, the “POLR Settlement”). Consistent with the terms of the POLR Settlement, Electric Utility’s POLR rates were increased in January 2007. Electric Utility has announced its intent to increase POLR rates in January 2008 and is permitted, but not required, to further increase its POLR rates in

January 2009. Electric Utility is the only regulated electric utility having the right, granted by the PUC or by law, to distribute electricity in its service territory. Sales of electricity for residential heating purposes accounted for approximately 19% of total sales of electricity during fiscal year 2007. Electricity competes with natural gas, oil, propane and other heating fuels for this use. For current POLR rates see “Gas Utility and Electric Utility Regulation and Rates - Electric Utility Rates.”
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
Electric Transmission and Wholesale Power Sale Rates
FERC has jurisdiction over the rates and terms and conditions of service of electric transmission facilities used for wholesale or retail choice transactions. Electric Utility owns electric transmission facilities that are within the control area of the PJM Interconnection, LLC (“PJM”) and are dispatched in accordance with a FERC-approved open access tariff and associated agreements administered by PJM. Electric Utility receives certain revenues collected by PJM, determined under a formulary rate schedule that is adjusted in June of each year to reflect annual changes in Electric Utility’s electric transmission revenue requirements, when its transmission facilities are used by third parties.
FERC has jurisdiction over the rates and terms and conditions of service of wholesale sales of electric capacity and energy. Electric Utility has a tariff on file with FERC pursuant to which it may make power sales to wholesale customers at market-based rates.
Gas Utility Rates
The most recent general base rate increase for UGI Gas became effective in 1995. In accordance with a statutory mechanism, a rate increase for firm residential, commercial and industrial customers (“retail core-market”) became effective October 1, 2000 along with a Purchased Gas Cost (“PGC”) credit equal to a portion of the margin received from customers served under interruptible rates to the extent such interruptible customers use capacity contracted for by UGI Gas for retail core-market customers.
In an order entered on November 30, 2006, the PUC approved a settlement of the UGIPNG base rate proceeding. The settlement authorized UGIPNG to increase natural gas distribution base rates by $12.5 million of additional revenue annually, or approximately 4.0%, effective December 2, 2006. In addition, the settlement provides UGIPNG the ability to recover up to $1.0 million of additional corporate franchise tax through the state tax adjustment surcharge mechanism.

UGI Gas’ and UGIPNG’s gas service tariffs contain PGC rates applicable to firm retail rate schedules. These PGC rates permit recovery of substantially all of the prudently incurred costs of natural gas that UGI Gas and UGIPNG sells to its customers. PGC rates are reviewed and approved annually by the PUC. UGI Gas and UGIPNG may request quarterly, or, under certain conditions, monthly adjustments to reflect the actual cost of gas. Quarterly adjustments become effective on 1 day’s notice to the PUC and are subject to review during the next annual PGC filing. Each proposed annual PGC rate is required to be filed with the PUC 6 months prior to its effective date. During this period, the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels which meet that standard. The PGC mechanism also provides for an annual reconciliation.
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
Electric Utility Rates
The most recent general base rate increase for Electric Utility became effective in 1996. Electric Utility’s rates were unbundled into distribution, transmission and generation (Provider-Of-Last-Resort or “POLR” or “default service”) components in 1998. In accordance with the POLR Settlement, Electric Utility may increase its POLR rates up to certain limits through December 31, 2009. Consistent with the terms of the POLR Settlement, Electric Utility’s POLR rates increased annually from 2004 through 2007. Effective January 1, 2007, Electric Utility’s increase in POLR rates increased the average cost to residential customers by approximately 35% over such costs in effect during calendar year 2006. Effective January 1, 2008, total average residential rates will increase by approximately 5.5%. Electric Utility is also permitted to and has entered into multiple-year fixed-rate POLR contracts with certain of its customers. New PUC default service regulations became effective on September 15, 2007, but do not disturb Electric Utility’s POLR Settlement through 2009. Under the default service regulations, Electric Utility will be required to file a default service plan with the PUC in 2008 that will establish the terms and conditions under which it will offer POLR service commencing 2010.

FERC Market Manipulation Rules and Other FERC Enforcement and Regulatory Powers
Both Gas Utility and Electric Utility are subject to FERC regulations governing the manner in which certain jurisdictional sales or transportation are conducted. Section 4A of the Natural Gas Act and Section 222 of the Federal Power Act prohibit the use or employment of any manipulative or deceptive devices or contrivances in connection with the purchase or sale of natural gas, electric energy, or natural gas transportation or electric transmission services subject to the jurisdiction of FERC. FERC has adopted regulations to implement these statutory provisions which apply to interstate transportation and sales by the Electric Utility, and to a much more limited extent, to certain sales and transportation by the Gas Utility that are subject to FERC’s jurisdiction. Gas Utility and Electric Utility are subject to certain other regulations and obligations for FERC-regulated activities. Under provisions of the Energy Policy Act of 2005 (“EPACT 2005”), Electric Utility is subject to certain electric reliability standards established by FERC and administered by an Electric Reliability Organization (“ERO”). Electric Utility anticipates that substantially all the costs of complying with the ERO standards will be recoverable through its PJM formulary electric transmission rate schedule.
EPACT 2005 also granted FERC authority to impose substantial civil penalties for the violation of any regulations, orders or provisions under the Federal Power Act and Natural Gas Act, and clarified FERC’s authority over certain utility or holding company mergers or acquisitions of electric utilities or electric transmitting utility property valued at $10 million or more.
State Tax Surcharge Clauses
UGI Utilities’ gas and electric service tariffs contain state tax surcharge clauses. The surcharges are recomputed whenever any of the tax rates included in their calculation are changed. These clauses protect UGI Utilities from the effects of increases in most of the Pennsylvania taxes to which it is subject.
Utility Franchises
UGI Utilities and UGIPNG each hold certificates of public convenience issued by the PUC and certain “grandfather rights” predating the adoption of the Pennsylvania Public Utility Code and its predecessor statutes, which each of them believes are adequate to authorize them to carry on their business in substantially all of the territories to which they now render gas or electric service. Under applicable Pennsylvania law, UGI Utilities and UGIPNG also have certain rights of eminent domain as well as the right to maintain their facilities in streets and highways in their territories.
Other Government Regulation
In addition to regulation by the PUC and FERC, the gas and electric utility operations of UGI Utilities are subject to various federal, state and local laws governing environmental matters, occupational health and safety, pipeline safety and other matters. UGI Utilities is subject to the requirements of the federal Resource Conservation and Recovery Act, CERCLA and comparable state statutes with respect to the release of hazardous substances on property owned or operated by UGI Utilities. See ITEM 3. “LEGAL PROCEEDINGS — Environmental Matters -Manufactured Gas Plants.”

Employees
At September 30, 2007, UGI Utilities had 1,238 employees, of which 1,149 employees are dedicated to Gas Utility and 89 to Electric Utility. Union employees represent approximately 40% of the total employees.
BUSINESS SEGMENT INFORMATION
The table stating the amounts of revenues, operating income and identifiable assets attributable to UGI Utilities’ operating segments for the 2007, 2006 and 2005 fiscal years appears in Note 11 to the Consolidated Financial Statements included in this Report and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Decreases in the demand for natural gas and electricity because of warmer-than-normal heating season weather could adversely affect our results of operations, financial condition and cash flows because our rate structure does not contain weather normalization provisions.
Because many of our customers rely on natural gas or electricity to heat their homes, our results of operations are adversely affected by warmer-than-normal heating season weather. Weather conditions have a significant impact on the demand for natural gas and electricity for heating purposes. Accordingly, demand for natural gas and electricity is generally at its highest during the five-month peak heating season of November through March and is directly affected by the severity of the winter weather. Our rate structure does not contain weather normalization provisions to compensate for warmer-than-normal weather conditions, and we have historically sold less natural gas and electricity when weather conditions are milder and, consequently, earned less income. As a result, warmer-than-normal heating season weather could reduce our net income, harm our financial condition and adversely affect our cash flows.
Energy efficiency and technology advances, as well as price induced customer conservation, may result in reduced demand for our energy products and services.
The trend toward increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, may reduce the demand for energy products. Prices for natural gas are subject to volatile fluctuations in response to changes in supply and other market conditions. During periods of high energy commodity costs, our prices generally increase which may lead to customer conservation. A reduction in demand could lower our revenues, and, therefore, lower our net income and adversely affect our cash flows. We cannot predict the materiality of the effect of future conservation measures or the effect that any technological advances in heating, conservation, energy generation or other devices might have on our operations.

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
Depending on the terms of our contracts with suppliers as well as our use of financial instruments including natural gas futures contracts to reduce volatility in the cost of natural gas we purchase, a change in the market price of electricity or natural gas could create payment obligations for the Company and expose us to an increased liquidity risk.
Our need to comply with comprehensive, complex, and sometimes unpredictable government regulations may increase our costs and limit our revenue growth, which may result in reduced earnings.
There are many governmental regulations that have an impact on our businesses. Existing statutes and regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to the Company which may affect our businesses in ways that we cannot predict.
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
We are investigating and remediating contamination at a number of present and former operating sites in the U.S., including former sites where we or our former subsidiaries operated manufactured gas plants. We have also received claims from third parties that allege that we are responsible for costs to clean up properties where we or our former subsidiaries operated a manufactured gas plant or conducted other operations. Costs we incur to remediate sites outside of Pennsylvania cannot be recovered in future UGI Utilities’ rate proceedings, and insurance may not cover all or even part of these costs. Our actual costs to clean up these sites may exceed our current estimates due to factors beyond our control, such as:
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

UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because UGI Utilities (excluding UGIPNG) is currently permitted to include in rates, through future base rate proceedings, prudently incurred remediation costs associated with such sites. In accordance with the terms of the UGIPNG base rate case order which became effective December 2, 2006, site-specified environmental investigation and remediation costs associated with UGIPNG incurred prior to December 2, 2006 are amortized as removal costs over five-year periods. Such costs incurred after December 2, 2006 are expensed as incurred.
As a result of the acquisition of PG Energy by UGI Utilities’ wholly owned subsidiary, UGIPNG, UGIPNG became party to a Multi-Site Remediation Consent Order and Agreement between PG Energy and the Pennsylvania Department of Environmental Protection dated March 31, 2004 (“Multi-Site Agreement”). The Multi-Site Agreement requires UGIPNG to perform annually a specified level of activities associated with environmental investigation and remediation work at 11 currently owned properties on which MGP-related facilities were operated (“Properties”). Under the Multi-Site Agreement, environmental expenditures, including costs to perform work on the Properties, are capped at $1.1 million in any calendar year. Costs related to investigation and remediation of one property formerly owned by UGIPNG are also included in this cap. The Multi-Site Agreement terminates in 2019 but may be terminated by either party at the end of any two-year period beginning with the effective date.
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
City of Bangor, Maine v. Citizens Communications Co. In April 2003, Citizens Communications Company (“Citizens”) served a complaint naming UGI Utilities as a third-party defendant in a civil action pending in the United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, Maine (“City”), sued Citizens to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Citizens’ predecessors at a site on the Penobscot River. Citizens subsequently joined UGI Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of costs Citizens may be required to pay to the City for cleaning up tar deposits in the Penobscot River. Citizens alleges that UGI Utilities and its predecessors owned and operated the plant from 1901 to 1928. Studies conducted by the City and Citizens suggest that it could cost up to $18 million to clean up the river. Citizens’ third-party claims have been stayed pending a resolution of the City’s suit against Citizens, which was tried in September 2005. Maine’s Department of Environmental Protection (“DEP”) informed UGI Utilities in March of 2005 that it considers UGI Utilities to be a potentially responsible party for costs incurred by the State of Maine related to gas plant contaminants at this site. On June 27, 2006, the court issued an order finding Citizens responsible for 60% of the cleanup costs. Citizens and the City subsequently entered into a settlement agreement pursuant to which Citizens agreed to pay $7.6 million in exchange for a release of its and all predecessors’ liabilities. UGI Utilities is evaluating what effect the settlement agreement would have on any claims against it. UGI Utilities believes that it has good defenses to any claim that the DEP may bring to recover its costs, and is defending the Citizens’ suit.

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
The trial court granted UGI Utilities’ motion for summary judgment and dismissed ConEd’s complaint. The grant of summary judgment was entered April 1, 2004. ConEd appealed and on September 9, 2005 a panel of the Second Circuit Court of Appeals affirmed in part and reversed in part the decision of the trial court. The appellate panel affirmed the trial court’s decision dismissing claims that UGI Utilities was liable under CERCLA as an operator of MGPs owned and operated by its former subsidiaries. The appellate panel reversed the trial court’s decision that UGI Utilities was released from liability at three sites where UGI Utilities operated MGPs under lease. ConEd claims that the cost of remediation of the three sites would be approximately $14 million. On October 7, 2005, UGI Utilities filed for reconsideration of the panel’s order, which was denied by the Second Circuit Court of Appeals on January 17, 2006. On April 14, 2006, UGI Utilities filed a petition requesting that the United States Supreme Court review the decision of the Second Circuit Court of Appeals. On June 18, 2007, the United States Supreme Court denied UGI Utilities’ petition. This case has been remanded back to the trial court. UGI Utilities is defending the suit.
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
Yankee Gas Services Company and Connecticut Light and Power Company v. UGI Utilities, Inc. On September 11, 2006, UGI Utilities received a complaint filed by Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities, (together the “Northeast Companies”) in the United States District Court for the District of Connecticut seeking contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the plants from 1883 to 1941. The Northeast Companies estimate that remediation costs for all of the sites would total approximately $215 million and assert that UGI Utilities is responsible for approximately $103 million of this amount. Based on information supplied by the Northeast Companies and UGI Utilities’ own investigation, UGI Utilities believes that it may have operated one of the sites, Waterbury North, under lease for a portion of its operating history. UGI Utilities is reviewing the Northeast Companies’ estimate that remediation costs at Waterbury North could total $23 million. UGI Utilities is defending the suit.

South Carolina Electric & Gas Company v. UGI Utilities, Inc. On September 22, 2006, South Carolina Electric & Gas Company (“SCE&G”), a subsidiary of SCANA Corporation, filed a lawsuit against UGI Utilities in the United States District Court for the District of South Carolina seeking contribution from UGI Utilities for past and future remediation costs related to the operations of a former MGP located in Charleston, South Carolina. SCE&G asserts that the plant operated from 1855 to 1954 and alleges that UGI Utilities controlled operations of the plant from 1910 to 1926 and is liable for 47% of the costs associated with the site. SCE&G asserts that it has spent approximately $22 million in remediation costs and $26 million in third-party claims relating to the site and estimates that future remediation costs could be as high as $2.5 million. SCE&G further asserts that it has received a demand from the United States Justice Department for natural resource damages. UGI Utilities is defending the suit.
PART II:

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
All of the outstanding shares of the Company’s Common Stock are owned by UGI and are not publicly traded.
Dividends
Cash dividends declared on the Company’s Common Stock totaled $40.0 million in fiscal year 2007, $37.6 million in fiscal year 2006 and $38.5 million in fiscal year 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
UGI Utilities, a wholly owned subsidiary of UGI Corporation, owns and operates two natural gas distribution utilities located in eastern and northeastern Pennsylvania (“UGI Gas” and “PNG Gas,” respectively) and an electric distribution utility located in northeastern Pennsylvania (“Electric Utility”). UGI Gas and PNG Gas are referred to collectively as “Gas Utility.” UGI Gas, PNG Gas and Electric Utility are regulated by the Pennsylvania Public Utility Commission (“PUC”). UGI Gas’ rate of customer growth exceeds the national averages for local gas distribution companies (“LDCs”) and its proximity to major population centers and its extensive transportation infrastructure makes its service area a desired location for homes and businesses. Because many customers use natural gas and electricity for space heating purposes, Gas Utility’s and to a lesser extent Electric Utility’s results are seasonal with the peak-heating season comprising the months of November through March.
On August 24, 2006, UGI Utilities, through its subsidiary UGIPNG, acquired the natural gas distribution business of Southern Union Company’s (“SU’s”) PG Energy Division (the “PG Energy Acquisition”), a natural gas LDC located in northeastern Pennsylvania now referred to as PNG Gas. The results of PNG Gas are included in our consolidated results beginning August 24, 2006 and Fiscal 2007 represented the first full year of PNG Gas’ results. Management devoted considerable effort during Fiscal 2007 toward the successful integration of the PNG Gas operations. We expect to continue to obtain operating and financial synergies as we further integrate PNG Gas with our existing operations over time.
In conducting our business operations, we focus our attention on those factors we believe have a significant effect on the successful operation of our businesses including, among other things, pursuing customer growth and new business opportunities in our service territories and controlling operating costs in order to provide reliable natural gas and electric service to our customers at competitive prices. As a regulated utility company, we also devote considerable effort to complying with regulations to which we are subject and to monitoring and responding to our regulatory environment. Year-to-year weather variations can have a significant impact on our results. To a lesser extent, customer behavior in response to increases and volatility in energy costs can also affect our results. Gas Utility is generally not subject to commodity price risk associated with sales of gas to firm- residential, commercial and industrial (“retail core-market”) customers. Gas Utility’s tariffs contain purchased gas cost (“PGC”) rates that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to its customers. These tariffs provide for annual increases or decreases in rates that Gas Utility charges for natural gas sold by it to reflect projected costs of purchased gas. These rates may also be adjusted quarterly, or under certain conditions monthly, to reflect significant changes in the actual cost of gas. Because of this ratemaking process, there is limited commodity price risk associated with Gas Utility. We attempt to reduce natural gas product cost volatility through the use of derivative financial instruments such as natural gas futures contracts as well as fixed-price forward contracts and storage services. Because a number of Gas Utility’s non-retail core-market customers have the ability to switch to an alternate fuel at any time, they are served on an interruptible basis. Profitability for these customers is generally affected by the difference between the delivered cost of gas and the delivered cost of the alternate fuel and, to a lesser extent, the frequency and duration of service interruptions. Electric Utility is subject to commodity price risk for electricity as its rates for electric generation under Provider of Last Resort (“POLR”) settlements contain rate caps which provide limited protection against electricity price increases. Management attempts to reduce electric price volatility by entering into fixed-price forward contracts and price swap agreements.

The comparison of our performance for the year ended September 30, 2007 (“Fiscal 2007”) with the year ended September 30, 2006 (“Fiscal 2006”) is significantly affected by the full-year impact of PNG Gas. Our financial results in Fiscal 2007 also reflect weather that, although warmer than normal, was colder than in Fiscal 2006. The warmer than normal weather reduced the full earnings benefits we expected from PNG Gas. Our Electric Utility Fiscal 2007 results improved in large part from the implementation of new POLR rates which became effective January 1, 2007. Our interest expense was significantly higher in Fiscal 2007 due to interest on acquisition-related debt associated with the PG Energy Acquisition and higher bank loans outstanding to fund the working capital requirements of PNG Gas.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) compares the results of our operations for the three-year period ended September 30, 2007. The MD&A should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements including the business segment information included in Note 11.
Fiscal 2007 Compared with Fiscal 2006

Year Ended September 30,	2007	2006	Increase
(Millions of dollars)

Gas Utility:
Revenues	$1,044.9	$724.0	$320.9	44.3%
Total margin (a)	$303.5	$201.2	$102.3	50.8%
Operating income	$136.6	$84.2	$52.4	62.2%
Income before income taxes	$96.7	$62.4	$34.3	55.0%
System throughput — bcf	131.8	82.6	49.2	59.6%
Degree days — % warmer than normal (b)	4.7%	8.7%	—	—

Electric Utility:
Revenues	$121.9	$98.0	$23.9	24.4%
Total margin (a)	$47.3	$41.7	$5.6	13.4%
Operating income	$26.0	$20.7	$5.3	25.6%
Income before income taxes	$23.6	$18.2	$5.4	29.7%
Distribution sales — gwh	1,010.6	1,005.0	5.6	0.6%
bcf — billions of cubic feet. gwh — millions of kilowatt hours.

(a)
Gas Utility’s total margin represents total revenues less cost of sales. Electric Utility’s total margin represents total revenues less cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes of $6.8 million in Fiscal 2007 and $5.3 million in Fiscal 2006. For financial statement purposes, revenue-related taxes are included in “Taxes other than income taxes” on the Consolidated Statements of Income.

(b)
Deviation from average heating degree days for the 30-year period 1975-2004 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Gas Utility. Temperatures in Gas Utility’s service territory based upon heating degree days were 4.7% warmer than normal in Fiscal 2007 compared with temperatures that were 8.7% warmer than normal in Fiscal 2006. Total distribution system throughput increased 49.2 bcf reflecting a 43.4 bcf increase from the full-year results of PNG Gas and greater UGI Gas distribution system throughput. The greater UGI Gas distribution system throughput primarily reflects (1) greater interruptible delivery service throughput and (2) increased sales to retail core-market customers as a result of the colder Fiscal 2007 weather and year-over-year growth in the number of UGI Gas customers.
Gas Utility revenues increased $320.9 million during Fiscal 2007 principally reflecting $308.9 million of incremental revenues attributable to the full year results of PNG Gas and a $37.5 million increase in UGI Gas revenues from greater low-margin off-system sales. These increases were partially offset by a $30.7 million decrease in revenues from UGI Gas’ retail core-market customers as a result of lower average PGC rates. Increases or decreases in retail core-market customer revenues and cost of sales principally result from changes in retail core-market volumes and the level of gas costs collected through the PGC recovery mechanism. Under the PGC recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amount included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility’s cost of gas was $741.5 million in Fiscal 2007 compared to $522.9 million in Fiscal 2006 largely reflecting the effects of the full-year results of PNG Gas and greater cost of gas associated with the higher UGI Gas off-system sales partially offset by the effects of the previously mentioned lower average UGI Gas PGC rates.
Gas Utility total margin in Fiscal 2007 increased $102.3 million primarily reflecting $93.0 million of incremental margin from the full-year results of PNG Gas and a $9.3 million increase in UGI Gas’ total margin. The increase in UGI Gas’ total margin in Fiscal 2007 principally reflects greater margin from retail core-market customers on higher volumes and higher average interruptible delivery service unit margins reflecting higher natural gas versus oil price spreads.
Gas Utility operating income increased to $136.6 million in Fiscal 2007 from $84.2 million in Fiscal 2006 principally reflecting the previously mentioned increase in total margin and slightly higher other income partially offset by a $39.5 million increase in operating and administrative expenses and $14.1 million higher depreciation and amortization expense. The increase in total operating and administrative expenses and depreciation and amortization expense principally reflects the full-year results of PNG Gas.
The increase in Gas Utility income before income taxes reflects the higher operating income partially offset by an increase of $18.1 million in interest expense. The increase in interest expense is principally due to higher long- and short-term debt outstanding as a result of the PG Energy Acquisition.

Electric Utility. Electric Utility’s Fiscal 2007 kilowatt-hour sales were approximately equal to those of Fiscal 2006. Electric Utility revenues increased $23.9 million in Fiscal 2007 largely reflecting the effects of higher POLR rates. In accordance with the terms of our June 2006 POLR settlement, Electric Utility increased its POLR rates effective January 1, 2007. This increase raised the average cost to residential customers by approximately 35% over costs in effect during calendar year 2006. Electric Utility’s cost of sales increased to $67.8 million in Fiscal 2007 from $51.0 million in Fiscal 2006 principally reflecting higher per unit purchased power costs.
Electric Utility total margin increased $5.6 million during Fiscal 2007 principally reflecting the effects of the higher POLR rates partially offset by the higher per unit purchased power costs.
The increase in Fiscal 2007 Electric Utility operating income and income before income taxes principally reflects the increase in total margin partially offset by slightly higher operating and administrative expenses.
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

(b)	Deviation from average heating degree days for the 30-year period 1975-2004 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.

Gas Utility. Temperatures in Gas Utility’s service territory based upon heating degree days were 8.7% warmer than normal in Fiscal 2006 compared with temperatures that were 2.0% warmer than normal in Fiscal 2005. Total distribution system throughput declined 2.1 bcf in Fiscal 2006 despite 2.7 bcf of incremental throughput contributed by PNG Gas’ operations during the period from August 24, 2006, the date of the PG Energy Acquisition, through September 30, 2006. Notwithstanding year-over-year growth in the number of UGI Gas’ retail core-market customers, its Fiscal 2006 system throughput was approximately 6% lower than in Fiscal 2005 primarily due to a reduction in retail core-market customer usage largely resulting from the warmer weather and customer conservation in response to the pass through of higher natural gas costs.
The increase in Gas Utility revenues during Fiscal 2006 is principally the result of (1) an $86.6 million increase in UGI Gas’ retail core-market revenues reflecting higher average PGC rates, (2) a $43.0 million increase in revenues from UGI Gas’ low-margin off-system sales and, to a much lesser extent, (3) revenues from PNG Gas subsequent to the PG Energy Acquisition. Gas Utility’s cost of gas was $522.9 million in Fiscal 2006 compared to $390.1 million in Fiscal 2005 largely reflecting the effects of the higher PGC rates, the higher low-margin off-system sales and, to a much lesser extent, cost of gas associated with PNG Gas’ operations subsequent to the PG Energy Acquisition.
The $6.2 million increase in Gas Utility total margin in Fiscal 2006 principally reflects greater margin generated from higher average interruptible delivery service unit margins and margin from PNG Gas partially offset by lower UGI Gas retail core-market margin. The increase in average interruptible delivery service unit margins reflects an increase in the spread between delivered prices for natural gas and alternative fuels, principally oil. The lower gross margin from UGI Gas retail core-market customers largely reflects the previously mentioned lower retail core-market customer usage.
Gas Utility operating income increased $2.6 million in Fiscal 2006 as the $6.2 million increase in total margin was partially offset by a $2.6 million increase in depreciation and amortization expense, including depreciation expense associated with PNG Gas, and slightly higher operating and administrative expenses. Fiscal 2006 operating and administrative expenses were slightly higher than in Fiscal 2005 reflecting operating and administrative expenses from PNG Gas and higher UGI Gas uncollectible accounts and customer assistance expenses, partially offset by lower distribution system expenses resulting in large part from the mild heating-season weather and lower stock-based compensation expense.
The decrease in Gas Utility income before income taxes in Fiscal 2006 reflects the increase in operating income which was more than offset by higher interest expense. The higher interest expense resulted from higher average short-term debt outstanding, higher short-term interest rates and interest on long-term debt associated with the PG Energy Acquisition.
Electric Utility. Electric Utility’s Fiscal 2006 kilowatt-hour sales decreased 1.6% principally reflecting the effects of warmer heating-season weather. Electric Utility revenues increased 2.0% principally reflecting the effects of a 3.0% increase in its POLR electric generation rates effective January 1, 2006 partially offset by the lower kilowatt-hour sales. Electric Utility’s cost of sales increased to $51.0 million in Fiscal 2006 from $47.8 million in Fiscal 2005 as a result of higher per-unit purchased power costs partially offset by the lower kilowatt-hour sales. Electric Utility total margin in Fiscal 2006 decreased $1.4 million principally as a result of the lower kilowatt-hour sales and the increase in per-unit purchased power costs.

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
PG Energy Acquisition
On August 24, 2006, UGI Utilities acquired certain assets and assumed certain liabilities of SU’s PG Energy Division, a natural gas distribution utility located in northeastern Pennsylvania, and all of the issued and outstanding stock of SU’s wholly-owned subsidiary, PG Energy Services, Inc., pursuant to a Purchase and Sale Agreement, as amended, between SU and UGI dated January 26, 2006 (the “Agreement”). UGI subsequently assigned its rights under the Agreement to UGI Utilities. The PG Energy Acquisition increased UGI Utilities’ presence in northeastern Pennsylvania by adding approximately 158,000 natural gas customers. On August 24, 2006 and in accordance with the terms of the Agreement, UGI Utilities paid SU $580 million in cash, subject to adjustment as further described below. The closing date cash payment of $580 million was funded with net proceeds from the issuance of $275 million of UGI Utilities’ bank loans under a Credit Agreement dated as of August 18, 2006 (the “Bridge Loan”), cash capital contributions from UGI of $265 million and borrowings under UGI Utilities’ revolving credit agreement for working capital. In September 2006, UGI Utilities repaid the Bridge Loan with proceeds from the issuance of $175 million of 5.753% Senior Notes due 2016 and $100 million of 6.206% Senior Notes due 2036. Pursuant to the terms of the Agreement, the initial purchase price was subject to a working capital adjustment equal to the difference between $68.1 million and the actual working capital as of the closing date agreed to by both UGI Utilities and SU. In March 2007, UGI Utilities and SU reached an agreement on the working capital adjustment pursuant to which SU paid UGI Utilities approximately $23.7 million in cash.
FINANCIAL CONDITION AND LIQUIDITY
Capitalization and Liquidity
UGI Utilities’ total debt outstanding was $702.0 million at September 30, 2007. Included in this amount is $190.0 million of bank loans outstanding. In June 2007, UGI Utilities refinanced $20 million of its maturing 7.17% Medium-Term Notes with proceeds from the issuance of $20 million of 6.17% Medium-Term Notes due June 2017.
UGI Utilities has a $350 million Revolving Credit Agreement which expires in August 2011. At September 30, 2007, there was $190.0 million outstanding under this Revolving Credit Agreement. From time to time, UGI Utilities has entered into short-term borrowings under uncommitted arrangements with major banks in order to meet liquidity needs. There were no such amounts outstanding under uncommitted arrangements at September 30, 2007 and 2006. Amounts outstanding under the Revolving Credit Agreement at September 30, 2007 and 2006 are classified as bank loans on the Consolidated Balance Sheets. The Revolving Credit Agreement requires UGI Utilities to maintain a maximum ratio of Consolidated Debt to Consolidated Total Capital, as defined, of 0.65 to 1.00. During Fiscal 2007 and 2006, peak bank loan borrowings totaled $259.0 million and $219.0 million, respectively. Peak bank loan borrowings typically occur during the peak heating season months of December and January when UGI Utilities’ investment in working capital is generally greatest. Average daily bank loan borrowings were $163.7 million in Fiscal 2007 and $118.4 million in Fiscal 2006. The increase in average and peak bank loan borrowings during Fiscal 2007 reflects borrowings to fund the working capital of PNG Gas.

UGI Utilities has a shelf registration statement with the U.S. Securities and Exchange Commission under which it may issue up to an additional $55 million of Medium-Term Notes or other debt securities subject to the financial ratio covenant in its Revolving Credit Agreement.
Based upon cash expected to be generated from our operations, borrowings under our Revolving Credit Agreement and our ability to issue debt under our Medium-Term Note program, management believes the Company will be able to meet its anticipated contractual and projected cash commitments during Fiscal 2008. For additional discussion of UGI Utilities’ long-term debt and Revolving Credit Agreement, see Note 4 to Consolidated Financial Statements.
Cash Flows
Operating activities. Due to the seasonal nature of UGI Utilities’ businesses, cash flows from our operating activities are generally strongest during the second and third fiscal quarters when customers pay for natural gas and electricity consumed during the peak heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company’s investment in working capital, principally accounts receivable and inventories, is generally greatest. UGI Utilities uses short-term borrowings, primarily borrowings under its Revolving Credit Agreement as well as borrowings under uncommitted arrangements, to manage seasonal cash flow needs.
Cash flow provided by operating activities was $133.5 million in Fiscal 2007, $10.7 million in Fiscal 2006 and $68.3 million in Fiscal 2005. Cash flow from operating activities before changes in operating working capital was $150.6 million in Fiscal 2007, $93.8 million in Fiscal 2006 and $86.3 million in Fiscal 2005. Changes in operating working capital used $17.1 million in Fiscal 2007, $83.1 million in Fiscal 2006, and $18.0 million in Fiscal 2005. The significant increase in Fiscal 2007 operating cash flow before changes in working capital reflects the full-year effects of PNG Gas. The significant increase in Fiscal 2006 cash used by changes in working capital principally reflects greater cash required to fund natural gas storage inventories and changes in accounts payable, lower cash flow from changes in deferred fuel costs, and $13.5 million of refunds of collateral deposits principally received in Fiscal 2005.
Investing activities. Cash used by investing activities was $55.2 million in Fiscal 2007, $647.8 million in Fiscal 2006, and $47.5 million in Fiscal 2005. Expenditures for property, plant and equipment increased $15.2 million in Fiscal 2007 reflecting higher Gas Utility capital expenditures from the full-year effects of PNG Gas partially offset by lower information system and Electric Utility capital expenditures. Cash used by investing activities in Fiscal 2006 includes $585.2 million associated with the PG Energy Acquisition. Cash flow from investing activities in Fiscal 2007 includes the payment of $23.7 million by SU to UGI Utilities associated with the PG Energy Acquisition working capital adjustment.

Financing activities. Cash used by financing activities was $65.1 million in Fiscal 2007 compared with cash provided of $637.4 million in Fiscal 2006 and cash used of $18.2 million in Fiscal 2007. Financing activities cash flows are primarily the result of issuances and repayments of long-term debt, net short-term borrowings including borrowings under revolving credit agreements and other uncommitted arrangements, cash dividends to UGI, and capital contributions from UGI. In June 2007, UGI Utilities refinanced $20 million of maturing 7.17% Medium-Term Notes with proceeds from the issuance of $20 million of 6.17% Medium-Term Notes. Long-term debt issued in Fiscal 2006 included $275 million of Senior Notes in conjunction with the PG Energy Acquisition, the refinancing of $50 million of maturing Medium-Term Notes, and a $20 million borrowing under an uncommitted facility on June 1, 2006 which was repaid in September 2006. Repayments of debt in Fiscal 2006 also includes two $35 million borrowings with maturities greater than three months entered into during Fiscal 2005. Net bank loan (repayments) borrowings totaled $(26.0) million in Fiscal 2007, $204.8 million in Fiscal 2006, and $(49.7) million in Fiscal 2005. The significantly higher borrowings in Fiscal 2006 reflect borrowings needed to finance higher working capital including working capital related to PNG Gas.
UGI Utilities Pension Plans
UGI Utilities sponsors two defined benefit pension plans (“Pension Plans”) for employees of UGI Utilities, UGIPNG, UGI, and certain of UGI’s other subsidiaries. The fair value of the Pension Plans’ assets totaled $290.1 million and $274.6 million at September 30, 2007 and 2006, respectively. At September 30, 2007 and 2006, the Pension Plans’ projected benefit obligations (“PBOs”) exceeded the Pension Plans’ assets by $9.3 million and $31.7 million, respectively.
We believe we are in compliance with regulations governing defined benefit pension plans, including Employee Retirement Income Security Act of 1974 (“ERISA”) rules and regulations, and we do not anticipate we will be required to make contributions to the Pension Plans in Fiscal 2008. Pre-tax pension expense reflected in our Fiscal 2007, 2006 and 2005 results was $2.3 million, $2.2 million and $2.5 million, respectively. Pension expense in Fiscal 2008 is not expected to be material.
Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), became effective for us as of September 30, 2007 and requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension as well as postretirement benefit plans such as retiree health and life, with current year changes recognized in shareholders’ equity. SFAS 158 did not change the existing criteria for measurement of periodic benefit costs, plan assets or benefit obligations. In conjunction with our adoption of SFAS 158, we adjusted certain amounts on our September 30, 2007 Consolidated Balance Sheet relating to the Pension Plans as well as amounts associated with our other postretirement benefit plans and recorded an after-tax reduction to Common Stockholder’s Equity of $10.0 million. For a more detailed discussion of the effects of the adoption of SFAS 158, and details regarding the Pension Plans and other postretirement benefit plans, see Notes 1 and 6 to Consolidated Financial Statements.

Capital Expenditures
In the following table, we present capital expenditures by business segment for Fiscal 2007, Fiscal 2006 and Fiscal 2005. We also provide amounts we expect to spend in Fiscal 2008. We expect to finance a substantial portion of Fiscal 2008 capital expenditures from cash generated by operations and the remainder from borrowings under our Revolving Credit Agreement.

Year Ended September 30,	2008	2007	2006	2005
(Millions of dollars)	(estimate)

Gas Utility	$60.6	$66.2	$49.2	$38.8
Electric Utility	5.8	7.2	9.0	7.5

	$66.4	$73.4	$58.2	$46.3

Contractual Cash Obligations and Commitments
UGI Utilities has contractual cash obligations that extend beyond Fiscal 2007 including scheduled repayments of long-term debt and interest, operating lease obligations, unconditional purchase obligations for pipeline transportation and natural gas storage services, and commitments to purchase natural gas and electricity. The following table presents significant contractual cash obligations under agreements existing as of September 30, 2007 (in millions of dollars).

	Payments Due by Period
		Fiscal	Fiscal	Fiscal
	Total	2008	2009-2010	2011-2012	Thereafter
Long-term debt and associated interest	$952.0	$38.5	$61.0	$93.7	$758.8
Operating leases	19.1	4.9	6.6	4.2	3.4
Gas Utility and Electric Utility supply, storage and transportation contracts	1,019.4	478.9	293.5	125.4	121.6

Total	$1,990.5	$522.3	$361.1	$223.3	$883.8

RELATED PARTY TRANSACTIONS
UGI provides certain financial and administrative services to UGI Utilities. UGI bills UGI Utilities monthly for all direct corporate expenses and for an allocated share of indirect corporate expenses incurred or paid on behalf of UGI Utilities. These billed expenses totaled $11.6 million in Fiscal 2007, $10.7 million in Fiscal 2006 and $12.9 million in Fiscal 2005 and are classified as operating and administrative expenses — related parties in the Consolidated Statements of Income. UGI Utilities provides limited administrative services to UGI and certain of UGI’s subsidiaries, principally payroll related services. Amounts billed to these entities by UGI Utilities were not material.

UGI Utilities has entered into a Storage Contract Administration Agreement (“Storage Agreement”) extending through October 31, 2008 with UGI Energy Services, Inc. (“Energy Services”), a second-tier wholly owned subsidiary of UGI. Under the Storage Agreement, UGI Utilities has, among other things, and subject to recall for operational purposes, released certain storage and transportation contracts to Energy Services for the term of the Storage Agreement. UGI Utilities also transferred certain associated storage inventories upon the commencement of the Storage Agreement, will receive a transfer of storage inventories at the end of the Storage Agreement, and makes payments associated with refilling storage inventories during the term of the Storage Agreement. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the Storage Agreement. UGI Utilities incurred costs associated with the Storage Agreement totaling $92.7 million in Fiscal 2007, $85.8 million in Fiscal 2006 and $80.7 million in Fiscal 2005.
UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) on its balance sheet under the caption “Inventories.” The carrying value of these gas storage inventories at September 30, 2007, comprising approximately 8.2 billion cubic feet of natural gas, was $66.1 million. The carrying value of these gas storage inventories at September 30, 2006, comprising approximately 8.4 billion cubic feet of natural gas, was $71.3 million.
UGI Utilities also has a Gas Supply and Delivery Service Agreement with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to UGI Utilities during the peak heating-season months of November to March. In addition, from time to time, UGI Utilities purchases natural gas or pipeline capacity from Energy Services. The aggregate amount of these transactions during Fiscal 2007, 2006 and 2005 (exclusive of Storage Agreement transactions described above) totaled $34.3 million, $15.1 million and $8.5 million, respectively.
From time to time, UGI Utilities sells natural gas or pipeline capacity to Energy Services. During Fiscal 2007, 2006 and 2005, revenues associated with sales to Energy Services totaled $33.4 million, $14.1 million, and $4.2 million, respectively. These transactions did not have a material effect on the Company’s financial position, results of operations or cash flows.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements that are expected to have an effect on the Company’s financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

REGULATORY MATTERS
As a result of Pennsylvania’s Natural Gas Choice and Competition Act (the “Gas Competition Act”), since July 1, 1999, all natural gas consumers in Pennsylvania, including residential and smaller commercial and industrial customers (“core-market customers”), have been able to purchase gas supplies from entities other than natural gas distribution companies (“NGDCs”). Under the Gas Competition Act, NGDCs, like UGI Gas and PNG Gas, continue to serve as the suppliers of last resort for all core-market customers, and such sales of gas, as well as the distribution service provided by NGDCs, continue to be subject to rate regulation by the PUC. As of September 30, 2007, fewer than 2% of Gas Utility’s customers purchase their gas from alternate suppliers.
In an order entered on November 30, 2006, the PUC approved a settlement of a PNG Gas base rate proceeding. The settlement authorized PNG Gas to increase base rates $12.5 million annually, or approximately 4%, effective December 2, 2006.
As a result of the Electricity Generation Customer Choice and Competition Act that became effective January 1, 1997, all of Electric Utility’s customers have the ability to acquire their electricity from entities other than Electric Utility. As of September 30, 2007, none of Electric Utility’s customers have chosen an alternative electricity generation supplier and no alternate suppliers of electricity are currently offering such service in Electric Utility’s service territory. Electric Utility remains the provider of last resort, or default service provider, for its customers that are not served by an alternate electric generation provider. The terms and conditions under which Electric Utility provides POLR service, and rules governing the rates that may be charged for such service, have been established in a series of PUC approved settlements, the latest of which became effective in June 2006 (collectively, the “POLR Settlement”).
Electric Utility’s POLR service rules provide for annual shopping periods during which customers may elect to remain on POLR service or choose an alternate supplier, if available. Customers who do not select an alternate supplier are obligated to remain on POLR service until the next shopping period. Residential customers who return to POLR service must remain on POLR service until the date of the second open shopping period after returning. Commercial and industrial customers who return to POLR service must remain on POLR service until the next open shopping period, and may, in certain circumstances, be subject to generation rate surcharges.
In accordance with the POLR Settlement, Electric Utility may increase its POLR rates up to certain limits through December 31, 2009. Consistent with the terms of the POLR Settlement, Electric Utility’s POLR rates increased 4.5% on January 1, 2005 and 3% on January 1, 2006. Electric Utility also increased its POLR rates effective January 1, 2007, which increased the average cost to residential customers by approximately 35% over such costs in effect during calendar year 2006. Effective January 1, 2008, total average residential rates will increase approximately 5.5%. Electric Utility is also permitted to and has entered into multiple-year fixed-rate POLR contracts with certain of its customers. New PUC default service regulations became effective on September 15, 2007, but do not disturb Electric Utility’s POLR Settlement through 2009. Under the default service regulations, Electric Utility will be required to file a default service plan with the PUC in 2008 that will establish the terms and conditions under which it will offer POLR service commencing 2010.

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
UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs. In accordance with the terms of the PNG Gas base rate case order which became effective on December 2 , 2006, site-specified environmental investigation and remediation costs associated with PNG Gas incurred prior to December 2, 2006 are amortized as removal costs over five-year periods. Such costs incurred after December 2, 2006 are expensed as incurred.
As a result of the PG Energy Acquisition, UGIPNG became a party to a Multi-Site Remediation Consent Order and Agreement between PG Energy and the Pennsylvania Department of Environmental Protection dated March 31, 2004 (“Multi-Site Agreement”). The Multi-Site Agreement requires UGIPNG to perform a specified level of activities associated with environmental investigation and remediation work at 11 currently owned properties on which MGP-related facilities were operated (“Properties”). Under the Multi-Site Agreement, environmental expenditures, including costs to perform work on the Properties, are capped at $1.1 million in any calendar year. Costs related to investigation and remediation of one property formerly owned by UGIPNG are also included in this cap. The Multi-Site Agreement terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the effective date.

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
Management believes that under applicable law, UGI Utilities should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by former subsidiaries of UGI Utilities if a court were to conclude that (1) the subsidiary’s separate corporate form should be disregarded or (2) UGI Utilities should be considered to have been an operator because of its conduct with respect to its subsidiary’s MGP.
South Carolina Electric & Gas Company v. UGI Utilities, Inc. On September 22, 2006, South Carolina Electric & Gas Company (“SCE&G”), a subsidiary of SCANA Corporation, filed a lawsuit against UGI Utilities in the District Court of South Carolina seeking contribution from UGI Utilities for past and future remediation costs related to the operations of a former MGP located in Charleston, South Carolina. SCE&G asserts that the plant operated from 1855 to 1954 and alleges that UGI Utilities controlled operations of the plant from 1910 to 1926 and is liable for 47% of the costs associated with the site. SCE&G asserts that it has spent approximately $22 million in remediation costs and $26 million in third-party claims relating to the site and estimates that future remediation costs could be as high as $2.5 million. SCE&G further asserts that it has received a demand from the United States Justice Department for natural resource damages. UGI Utilities is defending the suit.
City of Bangor, Maine v. Citizens Communications Co. In April 2003, Citizens Communications Company (“Citizens”) served a complaint naming UGI Utilities as a third-party defendant in a civil action pending in the United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, Maine (“City”) sued Citizens to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Citizens’ predecessors at a site on the Penobscot River. Citizens subsequently joined UGI Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of costs Citizens may be required to pay to the City for cleaning up tar deposits in the Penobscot River. Citizens alleges that UGI Utilities and its predecessors owned and operated the plant from 1901 to 1928. Studies conducted by the City and Citizens suggest that it could cost up to $18 million to clean up the river. Citizens’ third-party claims have been stayed pending a resolution of the City’s suit against Citizens, which was tried in September 2005. Maine’s Department of Environmental Protection (“DEP”) informed UGI Utilities in March 2005 that it considers UGI Utilities to be a potentially responsible party for costs incurred by the State of Maine related to gas plant contaminants at this site. On June 27, 2006, the court issued an order finding Citizens responsible for 60% of the cleanup costs. On February 14, 2007, Citizens and the City entered into a settlement agreement pursuant to which Citizens agreed to pay $7.6 million in exchange for a release of its liabilities. UGI Utilities is evaluating what effect, if any, the settlement agreement would have on claims against it. UGI Utilities believes that it has good defenses to any claim that the DEP may bring to recover its costs, and is defending the Citizens’ suit.

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
The trial court granted UGI Utilities’ motion for summary judgment and dismissed ConEd’s complaint. The grant of summary judgment was entered April 1, 2004. ConEd appealed and on September 9, 2005 a panel of the Second Circuit Court of Appeals affirmed in part and reversed in part the decision of the trial court. The appellate panel affirmed the trial court’s decision dismissing claims that UGI Utilities was liable under CERCLA as an operator of MGPs owned and operated by its former subsidiaries. The appellate panel reversed the trial court’s decision that UGI Utilities was released from liability at three sites where UGI Utilities operated MGPs under lease. ConEd claims that the cost of remediation for the three sites would be approximately $14 million. On October 7, 2005, UGI Utilities filed for reconsideration of the panel’s order which was denied by the Second Circuit Court of Appeals on January 17, 2006. On April 14, 2006, UGI Utilities filed a petition requesting that the United States Supreme Court review the decision of the Second Circuit Court of Appeals. On June 18, 2007, the United States Supreme Court denied UGI Utilities’ petition. The case has now been remanded back to the trial court. UGI Utilities is defending the suit.
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
Yankee Gas Services Company and Connecticut Light and Power Company v. UGI Utilities, Inc. On September 11, 2006, UGI Utilities received a complaint filed by Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities, (together the “Northeast Companies”) in the United States District Court for the District of Connecticut seeking contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the plants from 1883 to 1941. The Northeast Companies estimated that remediation costs for all of the sites would total approximately $215 million and asserted that UGI Utilities is responsible for approximately $103 million of this amount. Based on information supplied by the Northeast Companies and UGI Utilities’ own investigation, UGI Utilities believes that it may have operated one of the sites, Waterbury North, under lease for a portion of its operating history. UGI Utilities is reviewing the Northeast Companies’ estimate that remediation costs at Waterbury North could total $23 million. UGI Utilities is defending the suit.

MARKET RISK DISCLOSURES
As previously mentioned, Gas Utility’s tariffs contain clauses that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to its customers. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses derivative financial instruments including natural gas futures contracts to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism.
Electric Utility purchases its electric power needs from electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market. Wholesale prices for electricity can be volatile especially during periods of high demand or tight supply. As previously mentioned and in accordance with POLR settlements approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2009. Electric Utility’s fixed-price contracts with electricity suppliers mitigate most risks associated with the POLR service rate limits in effect through December 31, 2009. With respect to its existing fixed-price power contracts, should any of the counterparties fail to provide electric power under the terms of such contracts, any increases in the cost of replacement power could negatively impact Electric Utility results. In order to reduce this nonperformance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them. From time to time, Electric Utility enters into electric price swap agreements to reduce the volatility in the cost of a portion of its anticipated electricity requirements. At September 30, 2007, Electric Utility had an electric price swap agreement associated with purchases of a portion of electricity anticipated to occur through December 2007.
We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact its fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.
Our variable-rate debt includes our bank loan borrowings. These debt agreements provide for interest rates on borrowings that are indexed to short-term market interest rates. Based upon the average level of borrowings outstanding under these agreements in Fiscal 2007 and Fiscal 2006, an increase in short-term interest rates of 100 basis points (1%) would have increased annual interest expense by $1.6 million and $1.2 million, respectively.
The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of $40.3 million and $43.8 million at September 30, 2007 and 2006, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair value of this fixed-rate debt of $46.1 million and $50.6 million at September 30, 2007 and 2006, respectively.
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
Purchase Price Allocations. In the event that the Company enters into a material business combination, in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”), the purchase price is allocated to the various assets and liabilities acquired at their estimated fair value. Fair values of assets are based upon available information. Estimating fair values can be a complex and judgmental area and most commonly impacts property, plant and equipment and intangible assets, including those with indefinite lives. Generally, we have, if necessary, up to one year from the acquisition date to finalize the purchase price allocations.
Impairment of Goodwill. Our allocation of the purchase price of the PG Energy Acquisition resulted in the Company recording goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), a reporting unit with goodwill must perform impairment tests annually or whenever events or circumstances indicate that the value of goodwill may be impaired. In performing such impairment tests, management must determine the reporting unit’s fair value using quoted market prices or, in the absence of quoted market prices, valuation techniques which use discounted estimates of future cash flows to be generated by the reporting unit. These cash flow estimates involve management judgments based on a broad range of information and historical results. To the extent estimated cash flows are revised downward, the reporting unit may be required to write down all or a portion of its goodwill which would adversely impact our results of operations. As of September 30, 2007, our goodwill totaled $162.3 million.

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
Depreciation of Property, Plant and Equipment. We compute depreciation on UGI Utilities property, plant and equipment on a straight-line basis over the average remaining lives of its various classes of depreciable property. Changes in the estimated useful lives of property, plant and equipment could have a material effect on our results of operations. As of September 30, 2007, UGI Utilities net property, plant and equipment totaled $1,083.9 million and we recorded depreciation expense of $39.2 million during Fiscal 2007.
Regulatory Assets and Liabilities. Gas Utility and Electric Utility’s distribution businesses are subject to regulation by the PUC. In accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” we record the effects of rate regulation in our financial statements as regulatory assets or regulatory liabilities. We continually assess whether the regulatory assets are probable of future recovery by evaluating the regulatory environment, recent rate orders and public statements issued by the PUC, and the status of any pending deregulation legislation. If future recovery of regulatory assets ceases to be probable, the elimination of those regulatory assets would adversely impact our results of operations and cash flows. As of September 30, 2007, our regulatory assets totaled $103.8 million. See Note 3 to the Consolidated Financial Statements.
Pension Plan Assumptions. The costs of providing benefits under our Pension Plans is dependent on historical information such as employee age, length of service, level of compensation and the actual rate of return on plan assets. In addition, certain assumptions relating to the future are used to determine pension expense including, the discount rate applied to benefit obligations, the expected rate of return on plan assets and the rate of compensation increase, among others. Pension Plan assets are held in trust and consist principally of equity and fixed income mutual funds. Changes in plan assumptions as well as fluctuations in actual equity or bond market returns could have a material impact on future pension costs. We believe the two most critical assumptions are (1) the expected rate of return on plan assets and (2) the discount rate. An unfavorable change in the expected rate of return on plan assets of 50 basis points to a rate of 8.0% would result in an increase in pre-tax pension expense of approximately $1.8 million in Fiscal 2008. An unfavorable change in the discount rate of 50 basis points to a rate of 5.9% would result in an increase in pre-tax pension expense of approximately $1.7 million in Fiscal 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Below is a listing of recently issued accounting pronouncement by the Financial Accounting Standards Board. See Note 1 to the Consolidated Financial Statements for additional discussion of these pronouncements.

Title of Pronouncement	Month of Issue	Effective Date
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”	February 2007	Fiscal 2009

SFAS No. 157, “Fair Value Measures”	September 2006	Fiscal 2009

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”	June 2006	Fiscal 2008
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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) price volatility and availability of oil, electricity and natural gas and the capacity to transport them to market areas; (3) changes in laws and regulations, including safety, tax and accounting matters; (4) the impact of pending and future legal proceedings; (5) competitive pressures from the same and alternative energy sources; (6) liability for environmental claims; (7) customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (8) adverse labor relations; (9) large customer, counterparty or supplier defaults; (10) increased uncollectible accounts expense; (11) liability for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas, including liability in excess of insurance coverage; (12) political, regulatory and economic conditions in the United States; and (13) reduced access to capital markets and interest rate fluctuations.

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
(a)
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2007 were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2007, based on the COSO Framework. In our 2006 Management’s Report on Internal Control over Financial Reporting, we excluded the PG Energy business from our assessment of internal control over financial reporting as of September 30, 2006 because it was acquired by UGI Penn Natural Gas, Inc. (“UGIPNG”), a wholly owned subsidiary of the Company, on August 24, 2006. The PG Energy business total assets represented 42% of total consolidated assets and its total revenues represented less than 2% of total consolidated revenues as of and for the year ended September 30, 2006. Such exclusion is permitted based upon guidance of the U.S. Securities and Exchange Commission.

(c)
No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III:
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The aggregate fees billed by PricewaterhouseCoopers LLP, the Company’s independent registered public accountants, in fiscal years 2007 and 2006 were as follows:

	2007	2006

Audit Fees	$978,351	$1,086,178
Audit-Related Fees	- 0 -	- 0 -
Tax Fees	- 0 -	- 0 -
All Other Fees	- 0 -	- 0 -

Total Fees for Services Provided	$978,351	$1,086,178

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

Included under Item 8 are the following financial statements and supplementary data:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2007 and 2006

Consolidated Statements of Income for the fiscal years ended September 30, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2007, 2006 and 2005
Consolidated Statements of Stockholder’s Equity for the fiscal years ended September 30, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
(2)	Financial Statement Schedule:

For the years ended September 30, 2007, 2006 and 2005
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

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit

3.1	UGI Utilities’ Amended and Restated Articles of Incorporation	Utilities	Registration Statement No. 333-72540 (10/31/01)	3

3.2	Bylaws of UGI Utilities as amended through September 30, 2003	Utilities	Form 10-K (9/30/03)	3.2

4	Instruments defining the rights of security holders, including indentures. (The Company agrees to furnish to the Commission upon request a copy of any instrument defining the rights of holders of its long-term debt not required to be filed pursuant to the description of Exhibit 4 contained in Item 601 of Regulation S-K)

4.1	UGI Utilities’ Articles of Incorporation and Bylaws referred to in Exhibit Nos. 3.1 and 3.2

4.2	Indenture, dated as of August 1, 1993, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, as successor trustee, incorporated by reference to the Registration Statement on Form S-3 filed on April 8, 1994	Utilities	Registration Statement No. 33-77514 (4/8/94)	4 (c)

4.3	Form of Fixed Rate Medium-Term Note	Utilities	Form 8-K (8/26/94)	(4)i

4.4	Form of Fixed Rate Series B Medium-Term Note	Utilities	Form 8-K (8/1/96)	4 (i)

4.5	Form of Floating Rate Series B Medium-Term Note	Utilities	Form 8-K (8/1/96)	4(ii)

4.6	Supplemental Indenture, dated as of September 15, 2006, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, successor trustee to Wachovia Bank, National Association	Utilities	Form 8-K (9/12/06)	4.2

4.7	Officer’s Certificate establishing Medium-Term Notes series	Utilities	Form 8-K (8/26/94)	4(iv)

4.8	[Intentionally Omitted]

4.9	Form of Officer’s Certificate establishing Series B Medium-Term Notes under the Indenture	Utilities	Form 8-K (8/1/96)	4(iv)

4.10	Forms of Floating Rate and Fixed Rate Series C Medium-Term Notes	Utilities	Form 8-K (5/21/02)	4.1

4.11	Form of Officers’ Certificate establishing Series C Medium-Term Notes under the Indenture	Utilities	Form 8-K (5/21/02)	4.2

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1	Service Agreement (Rate FSS) dated as of November 1, 1989 between UGI Utilities and Columbia, as modified pursuant to the orders of the Federal Energy Regulatory Commission at Docket No. RS92-5-000 reported at Columbia Gas Transmission Corp., 64 FERC ¶61,060 (1993), order on rehearing, 64 FERC ¶61,365 (1993)	UGI	Form 10-K (9/30/95)	10.5

10.2**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006.	UGI	Form 8-K (3/27/07)	10.1

10.3**	UGI Corporation 2004 Omnibus Equity Compensation Plan, as amended December 7, 2004 – Terms and Conditions as amended December 6, 2005	UGI	Form 8-K (12/6/05)	10.10

10.4	Credit Agreement, dated as of August 11, 2006, among UGI Utilities, Inc., as borrower, and Citibank, N.A., as agent, Wachovia Bank, National Association, as syndication agent, and Citizens Bank of Pennsylvania, Credit Suisse, Cayman Islands Branch, Deutsche Bank AG New York Branch, JPMorgan Chase Bank, N.A., Mellon Bank, N.A., PNC Bank, National Association, and the other financial institutions from time to time parties thereto	Utilities	Form 8-K (8/11/06)	10.1

*10.5**	UGI Utilities, Inc. Executive Annual Bonus Plan effective as of October 1, 2006

10.6	[Intentionally Omitted]

10.7**	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Employees Nonqualified Stock Option Grant Letter dated as of January 1, 2006	UGI	Form 8-K (12/6/05)	10.4

10.8**	UGI Corporation Executive Annual Bonus Plan effective as of October 1, 2006	UGI	Form 10-K (9/30/07)	10.8

10.9	[Intentionally Omitted]

10.10	[Intentionally Omitted]

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.11**	UGI Corporation Senior Executive Employee Severance Pay Plan as amended December 7, 2004	UGI	Form 10-K (9/30/04)	10.12

10.12**	Description of UGI Corporation Senior Executive Employee Severance Pay Plan, as amended July 25, 2006	UGI	Form 10-Q (6/30/06)	10.1

10.13	[Intentionally Omitted]

10.14**	UGI Corporation 2000 Stock Incentive Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.14

10.15	Service Agreement for comprehensive delivery service (Rate CDS) dated February 23, 1999 between UGI Utilities, Inc. and Texas Eastern Transmission Corporation	UGI	Form 10-K (9/30/00)	10.41

10.16**	UGI Corporation 1997 Stock Option and Dividend Equivalent Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.10

10.17**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, As Amended and Restated on July 31, 2007	UGI	Form 10-K (9/30/07)	10.16

10.18	[Intentionally Omitted]

10.19**	UGI Corporation 1992 Non-Qualified Stock Option Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.39

10.20**	Form of Change in Control Agreement for Messrs. Greenberg, Walsh and Knauss	UGI	Form 8-K (12/6/05)	10.1

10.21**	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Employees Stock Unit Grant Letter	UGI	Form 8-K (12/6/05)	10.9

10.22**	Form of Change in Control Agreement for Messrs. Trego and Barney	Utilities	Form 8-K (12/6/05)	10.2

10.23**	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Employees Performance Unit Grant Letter dated as of January 1, 2006	UGI	Form 10-K (9/30/06)	10.7

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.24**	UGI Corporation 2004 Omnibus Equity Compensation Plan Utilities Employees Performance Unit Grant Letter dated as of January 1, 2006	UGI	Form 10-K (9/30/06)	10.4

10.25	Storage Transportation Service Agreement (Rate Schedule SST) between UGI Utilities and Columbia dated November 1, 1993, as modified pursuant to orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.25

10.26	Amendment No. 1 dated November 1, 2004, to the Service Agreement (Rate FSS) dated as of November 1, 1989 between UGI Utilities and Columbia, as modified pursuant to the orders of the Federal Energy Regulatory Commission at Docket No. RS92-5-000 reported at Columbia Gas Transmission Corp., 64 FERC ¶61,060 (1993), order on rehearing, 64 FERC ¶61,365 (1993)	Utilities	Form 10-K (9/30/04)	10.26

10.27	No-Notice Transportation Service Agreement (Rate Schedule CDS) between UGI Utilities and Texas Eastern Transmission dated February 23, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.27

10.28	No-Notice Transportation Service Agreement (Rate Schedule CDS) between UGI Utilities and Texas Eastern Transmission dated October 31, 2000, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.28

10.29	Firm Transportation Service Agreement (Rate Schedule FT-1) between UGI Utilities and Texas Eastern Transmission dated June 15, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.29

10.30	Amendment No. 1 dated November 1, 2004, to the No-Notice Transportation Service Agreement (Rate Schedule CDS) between UGI Utilities and Texas Eastern Transmission dated February 23, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/04)	10.30

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.31	Firm Transportation Service Agreement (Rate Schedule FT) between UGI Utilities and Transcontinental Gas Pipe Line dated October 1, 1996, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.31

10.31(a)	Amendment dated March 20, 2007 to the Firm Transportation Service Agreement (Rate Schedule FT) dated October 1, 1996 between UGI Utilities and Transcontinental Gas Pipe Line Corporation, as modified pursuant to various orders of the Federal Energy Regulatory Commission.	Utilities	Form 8-K (3/20/07)	10.1

10.32	Gas Service Delivery and Supply Agreement between UGI Utilities and UGI Energy Services, Inc. dated August 1, 2004	Utilities	Form 10-K (9/30/04)	10.32

10.33	Amendment No. 1 dated November 1, 2004, to the Firm Transportation Service Agreement (Rate Schedule FT-1) between UGI Utilities and Texas Eastern Transmission dated June 15, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/04)	10.33

10.34	Firm Transportation Service Agreement (Rate Schedule FTS) between UGI Utilities and Columbia Gas Transmission dated November 1, 2004	Utilities	Form 10-K (9/30/04)	10.34

10.35**	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Utilities Employees Nonqualified Stock Option Grant Letter dated as of January 1, 2006	UGI	Form 8-K (12/6/05)	10.5

10.36**	2002 Non-Qualified Stock Option Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.38

10.37**	Description of oral employment at-will arrangements for Messrs. Trego, Barney and Knauss	Utilities	Form 10-K (9/30/05)	10.37

10.38**	Description of oral employment at-will arrangements for Messrs. Greenberg and Walsh	UGI Corporation	Form 10-K (9/30/05)	10.30

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.39	Purchase and Sale Agreement by and between Southern Union Company, as Seller, and UGI Corporation, as Buyer, dated as of January 26, 2006 (See Exhibit No. 10.43)	UGI	Form 8-K (1/26/06)	10.1

10.40	Employee Agreement by and between Southern Union Company and UGI Corporation dated as of January 26, 2006 (See Exhibit No. 10.43)	UGI	Form 8-K (1/26/06)	10.2

10.41	[Intentionally Omitted]

10.42	Assignment and Assumption Agreement, dated August 24, 2006, by and between UGI Corporation, as Assignor, and UGI Penn Natural Gas, Inc., as Assignee	Utilities	Form 8-K (8/24/06)	10.1

10.43	First Amendment Agreement, dated August 24, 2006, by and between Southern Union Company, as Seller, and UGI Corporation, as Buyer	Utilities	Form 8-K (8/24/06)	10.2

10.44	Assignment and Assumption Agreement, dated August 24, 2006, by and between UGI Corporation, as Assignor, and UGI Utilities, Inc., as Assignee with respect to the Southern Union Company Pension	Utilities	Form 8-K (8/24/06)	10.3

10.45	Service Agreement (Rate FSS) dated August 16, 2004 between Columbia Gas Transmission Corporation and PG Energy	Utilities	Form 8-K (8/24/06)	10.4

10.46	Service Agreement (Rate SST) dated August 16, 2004 between Columbia Gas Transmission Corporation and PG Energy	Utilities	Form 8-K (8/24/06)	10.5

10.47	Firm Transportation Service Agreement (Rate FT) dated February 1, 1992 between Transcontinental Gas Pipe Line Corporation and PG Energy (as successor to Pennsylvania Gas and Water Company).	Utilities	Form 8-K (8/24/06)	10.6

10.48	Firm Transportation Service Agreement (Rate FT) dated July 10, 1997 between Transcontinental Gas Pipe Line Corporation and PG Energy	Utilities	Form 8-K (8/24/06)	10.7

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.49	Firm Storage and Delivery Service Agreement (Rate GSS) dated July 1, 1996 between Transcontinental Gas Pipe Line Corporation and PG Energy	Utilities	Form 8-K (8/24/06)	10.8

*12.1	Computation of Ratio of Earnings to Fixed Charges

14	Code of Ethics for principal executive, financial and accounting officers	Utilities	Form 10-K (9/30/03)	14

*23	Consent of PricewaterhouseCoopers LLP

*31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the year ended September 30, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the year ended September 30, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32	Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2007

*	Filed herewith.

**	As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UGI UTILITIES, INC.
Date: November 29, 2007	By:	/s/ John C. Barney
John C. Barney
Senior Vice President — Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 27, 2007 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ David W. Trego David W. Trego	President and Chief Executive Officer (Principal Executive Officer) and Director
/s/ Lon R. Greenberg Lon R. Greenberg	Chairman and Director
/s/ John L. Walsh John L. Walsh	Vice Chairman and Director
/s/ John C. Barney John C. Barney	Sr. Vice President – Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Stephen D. Ban Stephen D. Ban	Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 27, 2007 by the following persons on behalf of the Registrant in the capacities indicated.

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
No annual report or proxy material was sent to security holders in fiscal year 2007.

UGI UTILITIES, INC.
FINANCIAL INFORMATION
FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
YEAR ENDED SEPTEMBER 30, 2007

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of UGI Utilities, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of UGI Utilities, Inc. and its subsidiaries at September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans as of September 30, 2007 and, as discussed in Note 1, the Company changed the manner in which it accounts for share-based compensation as of October 1, 2005.

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
In the 2006 Management’s Report on Internal Control over Financial Reporting, management excluded the PG Energy business from its assessment of internal control over financial reporting as of September 30, 2006 because it was acquired by a wholly owned subsidiary of the Company in a purchase business combination on August 24, 2006. We had also excluded the PG Energy business from our audit of internal control over financial reporting as of September 30, 2006. The PG Energy business total assets represented approximately 42% of total consolidated assets and its total revenues represented less than 2% of total consolidated revenues as of and for the year ended September 30, 2006.
/s/ PricewaterhouseCoopers LLP
November 29, 2007
Philadelphia, Pennsylvania

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$16,207	$2,942
Restricted cash	6,642	2,697
Accounts receivable (less allowances for doubtful accounts of $10,824 and $12,389, respectively)	74,696	61,917
Accounts receivable — related parties	1,450	1,888
Accrued utility revenues	17,889	16,649
Inventories	162,259	162,610
Deferred income taxes	6,673	12,869
Regulatory assets	14,782	—
Income taxes recoverable	—	2,776
Prepaid expenses and other current assets	5,532	11,013

Total current assets	306,130	275,361

Property, plant and equipment
Gas Utility	1,467,454	1,410,264
Electric Utility	126,451	120,049
General	26,124	23,557

	1,620,029	1,553,870
Less accumulated depreciation and amortization	(536,132)	(503,046)

Net property, plant and equipment	1,083,897	1,050,824

Goodwill	162,309	182,851
Regulatory assets	88,990	72,919
Other assets	7,712	27,788

Total assets	$1,649,038	$1,609,743

See accompanying notes to consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except per share)

	September 30,
	2007	2006
LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$—	$20,000
Bank loans	190,000	216,000
Accounts payable	60,012	46,916
Accounts payable — related parties	15,871	14,768
Employee compensation and benefits accrued	10,619	8,961
Dividends and interest accrued	15,870	8,399
Customer deposits and refunds	35,144	29,126
Accrued income taxes	1,017	—
Deferred fuel costs	—	12,171
Other current liabilities	14,902	12,757

Total current liabilities	343,435	369,098

Long-term debt	512,000	492,000
Deferred income taxes	175,012	162,871
Deferred investment tax credits	6,417	6,803
Other noncurrent liabilities	41,460	31,872
Commitments and contingencies (note 9)

Total liabilities	1,078,324	1,062,644

Common stockholder’s equity:
Common Stock, $2.25 par value (authorized - 40,000,000 shares; issued and outstanding - 26,781,785 shares)	60,259	60,259
Additional paid-in capital	346,758	345,801
Retained earnings	179,014	144,833
Accumulated other comprehensive loss	(15,317)	(3,794)

Total common stockholder’s equity	570,714	547,099

Total liabilities and stockholder’s equity	$1,649,038	$1,609,743

See accompanying notes to consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)

	Year Ended
	September 30,
	2007	2006	2005

Revenues	$1,183,247	$822,069	$681,152

Costs and expenses:
Cost of sales — gas, fuel and purchased power	816,451	573,867	437,930
Operating and administrative expenses	140,013	96,149	94,370
Operating and administrative expenses — related parties	11,584	10,675	12,900
Taxes other than income taxes	17,736	14,334	13,379
Depreciation and amortization	40,934	26,617	23,827
Other income, net	(8,564)	(4,462)	(4,533)

	1,018,154	717,180	577,873

Operating income	165,093	104,889	103,279
Interest expense	42,327	24,345	18,326

Income before income taxes	122,766	80,544	84,953
Income taxes	48,579	31,903	34,132

Net income	$74,187	$48,641	$50,821

See accompanying notes to consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended
	September 30,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74,187	$48,641	$50,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,934	26,617	23,827
Deferred income taxes, net	16,281	9,240	(631)
Provision for uncollectible accounts	14,353	10,382	8,210
Other, net	4,833	(1,098)	4,064
Net change in:
Accounts receivable and accrued utility revenues	(27,934)	(10,091)	(19,591)
Inventories	351	(21,409)	(6,407)
Deferred fuel costs	(26,953)	(17,850)	9,508
Accounts payable	14,386	(22,393)	(9,906)
Electric supplier collateral deposits	—	(13,500)	11,000
Other current assets and liabilities	23,054	2,187	(2,581)

Net cash provided by operating activities	133,492	10,726	68,314

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(73,411)	(58,220)	(46,305)
Net costs of property, plant and equipment disposals	(1,492)	(1,744)	(1,176)
PG Energy Acquisition	23,670	(585,170)	—
Increase in restricted cash	(3,945)	(2,697)	—

Net cash used by investing activities	(55,178)	(647,831)	(47,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(40,006)	(37,615)	(38,468)
(Decrease) increase in bank loans with maturities of three months or less	(26,000)	204,800	(49,700)
Issuances of debt including bank loans with maturities greater than three months	20,000	345,000	130,000
Repayments of debt including bank loans with maturities greater than three months	(20,000)	(140,000)	(40,000)
Redemption of preferred shares subject to mandatory redemption	—	—	(20,000)
Capital contribution from UGI Corporation	—	265,000	—
Excess tax benefits from equity-based payment arrangements	957	176	—

Net cash (used) provided by financing activities	(65,049)	637,361	(18,168)

Cash and cash equivalents increase	$13,265	$256	$2,665

CASH AND CASH EQUIVALENTS:
End of year	$16,207	$2,942	$2,686
Beginning of year	2,942	2,686	21

Increase	$13,265	$256	$2,665

See accompanying notes to consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(Thousands of dollars)

				Accumulated	Total
		Additional		Other	Common
	Common	Paid-in	Retained	Comprehensive	Stockholder's
	Stock	Capital	Earnings	Income (Loss)	Equity

Balance September 30, 2004	$60,259	$79,773	$121,454	$(1,455)	$260,031
Net income			50,821		50,821
Net change in fair value of derivative instruments (net of tax of $1,027)				1,448	1,448
Reclassifications of net losses on interest rate protection agreements (net of tax of $177)				250	250

Comprehensive income			50,821	1,698	52,519
Cash dividends — Common Stock			(38,468)		(38,468)
Other		849			849

Balance September 30, 2005	60,259	80,622	133,807	243	274,931
Net income			48,641		48,641
Net change in fair value of derivative instruments (net of tax of $3,130)				(4,413)	(4,413)
Reclassifications of net losses on interest rate protection agreements (net of tax of $267)				376	376

Comprehensive income			48,641	(4,037)	44,604
Cash dividends — Common Stock			(37,615)		(37,615)
Capital contribution from UGI		265,000			265,000
Other		179			179

Balance September 30, 2006	60,259	345,801	144,833	(3,794)	547,099
Net income			74,187		74,187
Net change in fair value of derivative instruments (net of tax of $21)				(30)	(30)
Reclassifications of net gains on derivative instruments (net of tax of $1,068)				(1,506)	(1,506)

Comprehensive income			74,187	(1,536)	72,651
Adjustment to initially apply SFAS 158 (net of tax of $7,082)				(9,987)	(9,987)
Cash dividends — Common Stock			(40,006)		(40,006)
Other		957			957

Balance September 30, 2007	$60,259	$346,758	$179,014	$(15,317)	$570,714

See accompanying notes to consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Consolidation Principles
UGI Utilities, Inc., a wholly owned subsidiary of UGI Corporation (“UGI”), and its wholly owned subsidiary UGI Penn Natural Gas, Inc. (“UGIPNG”), own and operate (1) natural gas distribution utilities in eastern and northeastern Pennsylvania (“UGI Gas” and “PNG Gas,” respectively) and (2) an electric distribution utility in northeastern Pennsylvania (“Electric Utility”). On August 24, 2006, UGIPNG acquired certain assets and assumed certain liabilities of Southern Union Company’s (“SU’s”) PG Energy Division and all of the issued and outstanding stock of SU’s wholly owned subsidiary PG Energy Services, Inc. (collectively, the “PG Energy Acquisition”), see Note 2. Effective January 1, 2007, as previously approved by the Pennsylvania Public Utility Commission (“PUC”), UGI Gas contributed its heating, ventilation and air conditioning services business to its wholly owned second-tier subsidiary, UGI HVAC Services, Inc. UGI HVAC Services, Inc. and the PG Energy Services, Inc., now known as UGI Penn Natural Gas Services, Inc (collectively, the “HVAC Business”) operate principally within the Gas Utility service territory.
UGI Gas and PNG Gas (collectively, “Gas Utility”) and Electric Utility are subject to regulation by the PUC. The term “UGI Utilities” is used sometimes as an abbreviated reference to UGI Utilities, Inc., or to UGI Utilities, Inc. and its subsidiaries, including UGIPNG. Our consolidated financial statements include the accounts of UGI Utilities and its subsidiaries (collectively, “we” or “the Company”). We eliminate all significant intercompany accounts when we consolidate.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidated Statements of Cash Flows
We define cash equivalents as all highly liquid investments with maturities of three months or less when purchased. We record cash equivalents at cost plus accrued interest, which approximates market value. Restricted cash represents cash balances in our natural gas futures brokerage account which are restricted from withdrawal.
We paid interest totaling $32,944 in fiscal 2007, $22,131 in fiscal 2006 and $17,509 in fiscal 2005. We paid income taxes totaling $27,547 in fiscal 2007, $24,939 in fiscal 2006 and $36,348 in fiscal 2005.
Revenue Recognition
We record regulated revenues for distribution service and commodity charges provided to the end of each month which includes an accrual for certain unbilled amounts based upon estimated usage. We reflect the impact of Gas Utility and Electric Utility rate increases or decreases at the time they become effective. Nonregulated revenues are recognized as services are performed or products are delivered.
We present revenue-related taxes collected from customers and remitted to taxing authorities, principally sales and use taxes, on a net basis. Electric Utility gross receipts taxes are included in total revenues in accordance with regulatory practice.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
We record depreciation expense for plant and equipment on a straight-line method over the estimated average remaining lives of the various classes of depreciable property. Depreciation expense as a percentage of the related average depreciable base for Gas Utility was 2.7% in fiscal 2007, 2.5% in fiscal 2006 and 2.4% in fiscal 2005. Depreciation expense as a percentage of the related average depreciable base for Electric Utility was 2.7% in fiscal 2007, 2.8% in fiscal 2006 and 2.9% in fiscal 2005. Depreciation expense was $39,176 in fiscal 2007, $25,501 in fiscal 2006 and $23,046 in fiscal 2005. No depreciation expense is included in cost of sales in the Consolidated Statements of Income.
We evaluate the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate recoverability based upon undiscounted future cash flows expected to be generated by such assets. During fiscal 2007, 2006 and 2005, no provisions for impairments were recorded.
Goodwill
The goodwill reflected on our Consolidated Balance Sheet at September 30, 2007 reflects the final purchase price allocation of the PG Energy Acquisition. The goodwill recorded on our Consolidated Balance Sheet at September 30, 2006 was based upon our preliminary purchase price allocation for the PG Energy Acquisition. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), our goodwill is not amortized but is subject to tests for impairment at least annually. SFAS 142 requires that we perform impairment tests more frequently than annually if events or circumstances indicate that the value of goodwill might be impaired. We use discounted estimates of forecasted future cash flows to perform our impairment tests. No provisions for goodwill impairments were recorded during fiscal 2007 or fiscal 2006.
Computer Software Costs
We include in property, plant and equipment costs associated with computer software we develop or obtain for use in our businesses. We amortize computer software costs on a straight-line basis over expected periods of benefit not exceeding fifteen years once the installed software is ready for its intended use.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Deferred Fuel Costs
Gas Utility’s tariffs contain clauses which permit recovery of certain purchased gas costs through the application of purchased gas cost (“PGC”) rates. The clauses provide for periodic adjustments to PGC rates for the difference between the total amount of purchased gas costs collected from customers and the recoverable costs incurred. In accordance with SFAS 71, we defer the difference between amounts recognized in revenues and the applicable gas costs incurred until they are subsequently billed or refunded to customers. Amounts related to this PGC recovery mechanism are included in the Consolidated Balance Sheet captions “Regulatory assets” or “Deferred fuel costs.”
Employee Retirement Plans
We use a market-related value of plan assets and an expected long-term rate of return to determine the expected return on our pension and other postretirement plans’ assets. The market-related value of plan assets, other than equity investments, is based upon market prices. The market-related value of equity investments is calculated by rolling forward the prior-year’s market-related value with contributions, disbursements and the expected return on plan assets. One third of the difference between the expected and the actual value is then added to or subtracted from the expected value to determine the new market-related value. See Note 6.
SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), became effective for us as of September 30, 2007 and requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and postretirement benefit plans such as retiree health and life, with current year changes recognized in shareholders’ equity. SFAS 158 did not change the existing criteria for measurement of periodic benefit costs, plan assets or benefit obligations.
The following table summarizes the incremental effects of the initial adoption of SFAS 158 on our Consolidated Balance Sheet as of September 30, 2007:

	Before		After
	Application	SFAS 158	Application
	of SFAS 158	Adjustments	of SFAS 158
Other assets	$24,229	$(16,517)	$7,712
Total assets	1,665,555	(16,517)	1,649,038
Other noncurrent liabilities	40,908	552	41,460
Deferred income taxes	182,094	(7,082)	175,012
Total liabilities	1,084,854	(6,530)	1,078,324
Accumulated other comprehensive loss	(5,330)	(9,987)	(15,317)
Total stockholder’s equity	580,701	(9,987)	570,714
Total liabilities and stockholder’s equity	1,665,555	(16,517)	1,649,038
The amount recorded in accumulated other comprehensive loss at September 30, 2007 includes $(10,098) associated with our pension plans, principally comprising net actuarial losses, and $111 associated with our other postretirement benefit plans, principally comprising net actuarial gains.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Stock-Based Compensation
Under UGI Corporation’s 2004 Omnibus Equity Compensation Plan, as Amended and Restated on December 5, 2006 (the “UGI OECP”), certain key employees of UGI Utilities may be granted stock options to acquire shares of UGI Common Stock, stock appreciation rights (“SARS”), UGI Units (comprising “Stock Units” or “Performance Units”) and other equity-based amounts. The exercise price for options may not be less than the fair market value on the grant date. Awards under the UGI OECP may vest immediately or ratably over a period of years (generally three-year periods) . Stock options for UGI Common Stock can be exercised no later than ten years from the grant date. In addition, the UGI OECP provides that the awards of UGI Units may also provide for the crediting of UGI Common Stock dividend equivalents to participants’ accounts. With respect to UGI Performance Unit awards, the actual number of shares (or their cash equivalent) ultimately issued, and the actual amount of dividend equivalents paid, is generally dependent upon the achievement of market performance and service conditions. UGI Stock and UGI Performance Unit awards entitle the grantee to shares of UGI Common Stock or cash once the service condition is met and, with respect to Performance Unit awards, subject to UGI market performance conditions. UGI Performance Unit grant recipients are awarded a target number of Performance Units. The number of Performance Units ultimately paid at the end of the performance period (generally three years) may range from 0% to 200% of the target award based upon UGI’s Total Shareholder return percentile rank relative to companies in the Standard & Poor’s Utilities Index.
Effective October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Among other things, SFAS 123R requires expensing the fair value of stock options, a previously optional accounting method. We chose the modified prospective approach which requires that the new guidance be applied to the unvested portion of all outstanding option grants as of October 1, 2005 and to new grants after that date. In accordance with SFAS 123R, all of our equity-based compensation, principally comprising UGI stock options, grants of UGI stock, and grants of UGI Stock Units or Performance Units are measured at fair value on the grant date, date of modification, or end of the period, as applicable, and recognized in earnings over the requisite service period. We use a Black-Scholes option-pricing model to estimate the fair value of UGI stock options. We use a Monte Carlo valuation approach to estimate the fair value of UGI Performance Unit awards. Equity-based compensation costs associated with the portion of UGI Unit awards classified as equity are measured based upon their estimated fair value on the date of grant or modification. Equity-based compensation costs associated with the portion of UGI Unit awards classified as liabilities are measured based upon their estimated fair value as of the end of each period.
During fiscal 2006, the Company modified the settlement terms of UGI Unit awards previously granted to key employees on January 1, 2006. The modification did not affect the number of UGI Units awarded to employees. We did not record any incremental equity-based compensation expense as a result of this modification.
The adoption of SFAS 123R resulted in pre-tax equity-based compensation expense associated with UGI stock options of $664 ($389 after-tax) during fiscal 2007 and $371 ($217 after-tax) during fiscal 2006. As of September 30, 2007, there was $592 of unrecognized compensation cost related to non-vested UGI stock options that is expected to be recognized over a weighted average period of 1.9 years.
Prior to October 1, 2005, as permitted, we applied the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), in recording equity-based compensation. Under APB 25, the Company did not record any compensation expense for stock options, but provided the required pro forma disclosures as if we had determined compensation expense under the fair value method prescribed by the provisions of SFAS No. 123.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We recorded total net pre-tax equity-based compensation expense associated with both UGI Units and UGI stock options of $1,006 ($588 after-tax) during fiscal 2007 and $367 ($215 after-tax) during fiscal 2006. The following table illustrates the effects on net income for fiscal 2005 as if we had applied the provisions of SFAS 123R:

2005
Net income, as reported	$50,821
Add: Equity-based employee compensation expense included in reported net income, net of related tax effects	1,032
Deduct: Equity-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,229)

Pro forma net income	$50,624

As of September 30, 2007, there was a total of $677 of unrecognized compensation expense associated with 65,400 UGI Unit awards that are expected to be recognized over a weighted average period of 1.9 years. At September 30, 2007 and 2006, total liabilities of $512 and $1,118, respectively, associated with UGI Unit awards are reflected in “Other current liabilities” and “Other noncurrent liabilities” in the Consolidated Balance Sheets.
The following table illustrates the number of unvested UGI Unit awards:

		Weighted-Average
	Number of	Grant Date Fair
	UGI Units	Value (per Unit)
Non-vested awards — September 30, 2006	52,500	$19.59
Granted	21,900	$27.71
Vested	(17,867)	$18.38

Non-vested awards — September 30, 2007	56,533	$23.12

Environmental and Other Legal Matters
We accrue environmental investigation and cleanup costs when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. Amounts accrued generally reflect our best estimate of costs expected to be incurred or the minimum liability associated with a range of expected environmental response costs. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. In those instances for which the amount and timing of cash payments associated with environmental investigation and cleanup are reliably determinable, we discount such liabilities to reflect the time value of money. We intend to pursue recovery of any incurred costs through all appropriate means, including regulatory relief. UGI Gas is permitted to amortize as removal costs site-specific environmental investigation and remediation costs, net of related third-party payments, associated with Pennsylvania sites. UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred removal costs. In accordance with the terms of the PNG Gas base rate order which became effective December 2, 2006, site-specific environmental investigation and remediation costs associated with PNG Gas incurred prior to December 2, 2006 are amortized as removal costs over five-year periods. Such costs incurred after December 1, 2006 are expensed as incurred. At September 30, 2007 our accrued liability for environmental investigation and remediation costs related to the Multi-Site Agreement was $8,255. At September 30, 2007 and 2006, neither the Company’s undiscounted amount nor its accrued liability for other environmental investigation and cleanup costs was material.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Similar to environmental issues, we also accrue for other pending claims and legal actions or matters when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated (see Note 9).
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
Comprehensive Income
Comprehensive income comprises net income and other comprehensive income (loss). Other comprehensive (loss) income of $(1,536), $(4,037) and $1,698 for the years ended September 30, 2007, 2006 and 2005, respectively, is the result of gains or losses on interest rate protection agreements (“IRPAs”) and changes in the fair value of an electric price swap agreement qualifying as cash flow hedges, net of reclassifications to net income. Accumulated other comprehensive loss at September 30, 2007 also includes an after-tax charge of $9,987 associated with the initial adoption of SFAS 158.
Recently Issued Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. Upon adoption of SFAS 159, a cumulative adjustment will be made to beginning retained earnings for the initial fair value option remeasurement. Subsequent unrealized gains and losses for remeasured assets and liabilities will be reported in earnings. SFAS 159 is effective for our fiscal year beginning October 1, 2008 (fiscal 2009) and should not be applied retrospectively, except as permitted by certain conditions for early adoption. We are currently evaluating the impact of provisions of SFAS 159.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for our fiscal year beginning October 1, 2008 (fiscal 2009). We are currently evaluating the impact of the provisions of SFAS 157.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 requires the impact of a tax position be recognized if that tax position is more likely than not of being sustained on audit, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon the effective settlement. The provisions of FIN 48 are effective for our fiscal year beginning October 1, 2007 (fiscal 2008), with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has determined that its expected charge to beginning retained earnings as of October 1, 2007 will not be material.
2. ACQUISITION OF PG ENERGY
On August 24, 2006, UGI Utilities acquired certain assets and assumed certain liabilities of SU’s PG Energy Division, a natural gas distribution utility located in northeastern Pennsylvania, and all of the issued and outstanding stock of SU’s wholly-owned subsidiary, PG Energy Services, Inc., pursuant to a Purchase and Sale Agreement, as amended, between SU and UGI dated January 26, 2006 (the “Agreement”). UGI subsequently assigned its rights under the Agreement to UGI Utilities. The PG Energy Acquisition increased UGI Utilities’ presence in northeastern Pennsylvania by adding approximately 158,000 natural gas customers. On August 24, 2006 and in accordance with the terms of the Agreement, UGI Utilities paid SU $580,000 in cash. The cash payment of $580,000 was funded with net proceeds from the issuance of $275,000 of UGI Utilities’ bank loans under a Credit Agreement dated as of August 18, 2006 (the “Bridge Loan”), cash capital contributions from UGI of $265,000 and borrowings under UGI Utilities’ Revolving Credit Agreement for working capital. In September 2006, UGI Utilities repaid the Bridge Loan with proceeds from the issuance of $175,000 of 5.753% Senior Notes due 2016 and $100,000 of 6.206% Senior Notes due 2036. Pursuant to the terms of the Agreement, the initial purchase price was subject to a working capital adjustment equal to the difference between $68,100 and the actual working capital as of the closing date agreed to by both UGI Utilities and SU. In March 2007, UGI Utilities and SU reached an agreement on the working capital adjustment pursuant to which SU paid UGI Utilities approximately $23,700 in cash.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
During fiscal 2007, UGI Utilities completed its review and determination of the fair value of the assets acquired and liabilities assumed. The purchase price of the PG Energy Acquisition, including transaction fees and expenses of approximately $11,000, has been allocated to the assets acquired and liabilities assumed as follows:

Working capital	$47,345
Property, plant and equipment	362,304
Goodwill	162,309
Regulatory assets	14,957
Other assets	4,033
Noncurrent liabilities	(23,619)

Total	$567,329

Substantially all of the goodwill is deductible for income tax purposes over a fifteen-year period.
The operating results of PNG Gas are included in our consolidated results beginning August 24, 2006. The following table presents unaudited pro forma income statement data for the years ended September 30, 2006 and 2005 as if the PG Energy Acquisition had occurred as of the beginning of those periods:

	2006	2005
	(pro forma)	(pro forma)
Revenues	$1,146,700	$968,600
Net (loss) income	(38,200)	62,800
The pro forma results of operations reflect PNG Gas’ historical operating results after giving effect to adjustments directly attributable to the transaction that are expected to have a continuing effect. The pro forma amounts are not necessarily indicative of the operating results that would have occurred had the PG Energy Acquisition been completed as of the date indicated, nor are they necessarily indicative of future operating results. The unaudited pro forma net income for the year ended September 30, 2006 includes the effects of a writedown of goodwill of $98,000 recorded by SU during the three months ended December 31, 2005.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. REGULATORY ASSETS AND LIABILITIES AND REGULATORY MATTERS
The following regulatory assets and liabilities are included in our accompanying balance sheets at September 30:

	2007	2006
Regulatory assets:
Income taxes recoverable	$72,040	$64,304
Postretirement benefits	4,868	5,410
Environmental costs	8,255	—
Deferred fuel costs	14,782	—
Other	3,827	3,205

Total regulatory assets	$103,772	$72,919

Regulatory liabilities:
Postretirement benefits	$7,502	$3,811
Deferred fuel costs	—	12,171

Total regulatory liabilities	$7,502	$15,982

The Company’s regulatory liabilities relating to postretirement benefits are included in “other noncurrent liabilities” on the Consolidated Balance Sheets. The Company does not recover a rate of return on its regulatory assets.
In an order entered on November 30, 2006, the PUC approved a settlement of a PNG Gas base rate proceeding. The settlement authorized PNG Gas to increase base rates $12,500 annually, or approximately 4%, effective December 2, 2006.
As a result of Pennsylvania’s Electricity Generation Customer Choice and Competition Act that became effective January 1, 1997, all of Electric Utility’s customers are permitted to acquire their electricity from entities other than Electric Utility. As of September 30, 2007, none of Electric Utility’s customers have chosen an alternative electricity generation supplier. Electric Utility remains the provider of last resort (“POLR”) for its customers that are not served by an alternate electric generation provider. The terms and conditions under which Electric Utility provides POLR service, and rules governing the rates that may be charged for such service, have been established in a series of PUC approved settlements, the latest of which became effective June 23, 2006 (collectively, the “POLR Settlement”).
In accordance with the POLR Settlement, Electric Utility may increase its POLR rates up to certain limits through December 31, 2009. Consistent with the terms of the POLR Settlement, Electric Utility’s POLR rates increased 4.5% on January 1, 2005 and 3% on January 1, 2006. Electric Utility also increased its POLR rates effective January 1, 2007 which increased the average cost to a residential heating customer by approximately 35% over such costs in effect during calendar 2006. New PUC default service regulations became effective on September 15, 2007, but do not disturb Electric Utility’s POLR Settlement through 2009. Under the default service regulations, Electric Utility will be required to file a default service plan with the PUC in 2008 that will establish the terms and conditions under which it will offer POLR service commencing 2010.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. DEBT
Long-term debt comprises the following at September 30:

	2007	2006
Senior Notes:
5.75% Notes due October 2016	$175,000	$175,000
6.21% Notes due October 2036	100,000	100,000
Medium-Term Notes:
7.17% Notes due June 2007	—	20,000
5.53% Notes due September 2012	40,000	40,000
5.37% Notes due August 2013	25,000	25,000
5.16% Notes due May 2015	20,000	20,000
7.37% Notes due October 2015	22,000	22,000
5.64% Notes due December 2015	50,000	50,000
6.17% Notes due June 2017	20,000	—
7.25% Notes due November 2017	20,000	20,000
6.50% Notes due August 2033	20,000	20,000
6.13% Notes due October 2034	20,000	20,000

Total long-term debt	512,000	512,000
Less current maturities	—	(20,000)

Total long-term debt due after one year	$512,000	$492,000

There are no principal payments of long-term debt due through fiscal 2011, and $40,000 due in September 2012.
UGI Utilities has a revolving credit agreement (“Revolving Credit Agreement”) with banks providing for borrowings of up to $350,000. The Revolving Credit Agreement expires in August 2011. Under The Revolving Credit Agreement, UGI Utilities may borrow at various prevailing interest rates, including LIBOR and the banks’ prime rate. UGI Utilities had Revolving Credit Agreement borrowings totaling $190,000 at September 30, 2007 and $216,000 at September 30, 2006 which we classify as bank loans. UGI Utilities from time to time has entered into short-term borrowings under uncommitted arrangements with major banks in order to meet liquidity needs. Such borrowings are also classified as bank loans. There were no amounts outstanding under uncommitted arrangements at September 30, 2007 and 2006. In February and March 2006, we repaid two $35,000 borrowings outstanding under such uncommitted arrangements. The weighted-average interest rates on Revolving Credit Agreement borrowings at September 30, 2007 and 2006 was 5.24% and 5.58%, respectively.
The Revolving Credit Agreement requires UGI Utilities to maintain a maximum ratio of Consolidated Debt to Consolidated Total Capital, as defined, of 0.65 to 1.00.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. INCOME TAXES
The provisions for income taxes consist of the following:

	2007	2006	2005

Current expense:
Federal	$24,727	$17,613	$26,387
State	7,571	5,050	8,376

Total current expense	32,298	22,663	34,763
Deferred expense	16,667	9,647	(235)
Investment tax credit amortization	(386)	(407)	(396)

Total income tax expense	$48,579	$31,903	$34,132

A reconciliation from the statutory federal tax rate to our effective tax rate is as follows:

	2007	2006	2005

Statutory federal tax rate	35.0%	35.0%	35.0%
Difference in tax rate due to:
State income taxes, net of federal benefit	4.8	5.4	5.6
Deferred investment tax credit amortization	(0.3)	(0.5)	(0.5)
Other, net	0.1	(0.3)	0.1

Effective tax rate	39.6%	39.6%	40.2%

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Deferred tax liabilities (assets) comprise the following at September 30:

	2007	2006

Excess book basis over tax basis of property, plant and equipment	$152,110	$138,562
Goodwill	4,849	521
Regulatory assets	40,962	29,881
Pension plan assets and liabilities	7,170	4,281
Accumulated other comprehensive loss	2,564	—
Deferred expenses	1,074	7,221
Other	1,416	1,073

Gross deferred tax liabilities	210,145	181,539

Allowance for doubtful accounts	(4,448)	(5,279)
Deferred investment tax credits	(2,663)	(2,823)
Employee-related expenses	(8,657)	(6,641)
Regulatory liabilities	(3,113)	(9,143)
Accumulated other comprehensive loss	(13,427)	(2,692)
Other	(9,498)	(4,959)

Gross deferred tax assets	(41,806)	(31,537)

Net deferred tax liabilities	$168,339	$150,002

The Company had recorded deferred tax liabilities of approximately $42,141 as of September 30, 2007 and $40,445 as of September 30, 2006 pertaining to utility temporary differences, principally a result of accelerated tax depreciation for state income tax purposes, the tax benefits of which previously were or will be flowed through to ratepayers. These deferred tax liabilities have been reduced by deferred tax assets of $2,663 at September 30, 2007 and $2,823 at September 30, 2006, pertaining to utility deferred investment tax credits. We had recorded regulatory income tax assets related to these net deferred taxes of $72,040 at September 30, 2007 and $64,304 at September 30, 2006. These regulatory income tax assets represent future revenues expected to be recovered through the ratemaking process. We will recognize this regulatory income tax asset in deferred tax expense as the corresponding temporary differences reverse and additional income taxes are incurred.
6. EMPLOYEE RETIREMENT PLANS
Defined Benefit Pension and Other Postretirement Plans
The Company sponsors two defined benefit pension plans (“Pension Plans”) for employees of UGI Utilities, UGIPNG, UGI, and certain of UGI’s other wholly owned subsidiaries. In addition, we provide postretirement health care benefits to certain of our retirees and a limited number of active employees, and postretirement life insurance benefits to nearly all active and retired employees. As a result of the PG Energy Acquisition, we acquired the pension assets and assumed the pension obligations related to the Employees’ Retirement Plan of Southern Union Company Pennsylvania Division (the “Division Plan”).

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Effective September 30, 2007, we adopted SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” See Note 1 for the incremental effects of the initial adoption of SFAS 158 on our September 30, 2007 Consolidated Balance Sheet.
The following table provides a reconciliation of the projected benefit obligations (“PBOs”) of the Pension Plans, the accumulated benefit obligations (“ABOs”) of our other postretirement benefit plans, plan assets and the funded status of the pension and other postretirement plans as of September 30, 2007 and 2006. ABO is the present value of benefits earned to date with benefits based upon current compensation levels. PBO is ABO increased to reflect future compensation.

	Pension		Other Postretirement
	Benefits		Benefits
	2007	2006	2007	2006
Change in benefit obligations:
Benefit obligations — beginning of year	$306,312	$237,421	$17,000	$15,159
Service cost	6,119	5,716	291	158
Interest cost	18,353	13,912	865	877
Actuarial gain	(17,848)	(11,261)	(1,057)	(116)
PG Energy Acquisition	—	71,283	—	2,367
Plan amendments	352	—	(2,323)	—
Benefits paid	(13,847)	(10,759)	(954)	(1,445)

Benefit obligations — end of year	$299,441	$306,312	$13,822	$17,000

Change in plan assets:
Fair value of plan assets — beginning of year	$274,565	$211,676	$11,353	$11,291
Actual return on plan assets	29,394	11,396	1,150	861
Employer contributions	—	—	624	646
PG Energy Acquisition	—	62,252	—	—
Benefits paid	(13,847)	(10,759)	(954)	(1,445)

Fair value of plan assets — end of year	$290,112	$274,565	$12,173	$11,353

Funded status of the plans	$(9,329)	$(31,747)	$(1,649)	$(5,647)
Unrecognized net actuarial loss	—	41,773	—	3,575
Unrecognized prior service cost (benefit)	—	264	—	(2,338)

(Accrued) prepaid benefit cost — end of year	$(9,329)	$10,290	$(1,649)	$(4,410)

Assets (liabilities) recorded in the balance sheet:
Prepaid assets (included in Other assets)	$—	$19,348	$760	$—
Unfunded liabilities (included in other noncurrent liabilities	(9,329)	(9,058)	(2,409)	(4,410)

Net amount recognized	$(9,329)	$10,290	$(1,649)	$(4,410)

Actuarial assumptions are described in the table below. The discount rates at September 30 are used to measure the year-end benefit obligations and the expense for the subsequent year. Expense associated with the Division Plan for Fiscal 2006 (subsequent to the date of the PG Energy Acquisition) was based upon assumptions as of August 31, 2006. The expected rate of return on assets assumption is based on the rates of return for certain asset classes and the allocation of plan assets among those asset classes as well as actual historic long-term rates of return on our plan assets.

	Pension Plans				Other Postretirement Benefits
Weighted-average assumptions	2007	2006	2005	2004	2007	2006	2005	2004
Discount rate	6.4%	6.0%	5.7%	6.1%	6.4%	6.0%	5.7%	6.1%
Expected return on plan assets	8.5%	8.5%	9.0%	9.0%	5.5%	5.6%	5.8%	5.8%
Rate of increase in salary levels	3.8%	3.8%	4.0%	4.0%	3.8%	3.8%	4.0%	4.0%

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The ABO for the Pension Plans was $264,502 and $268,639 as of September 30, 2007 and 2006, respectively.
Included in the end of year Pension Plans PBO above are $25,830 at September 30, 2007 and $26,384 at September 30, 2006 relating to employees of UGI and certain of its other subsidiaries. Included in the end of year other postretirement plans ABO above are $694 at September 30, 2007 and $763 at September 30, 2006 relating to employees of UGI and certain of its other subsidiaries.
Net periodic pension expense and other postretirement benefit costs relating to the Company’s employees include the following components:

	Pension			Other Postretirement
	Benefits			Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$5,457	$5,023	$4,593	$273	$139	$117
Interest cost	17,144	12,795	12,402	842	850	1,235
Expected return on assets	(21,838)	(17,614)	(16,439)	(596)	(609)	(526)
Amortization of:
Transition obligation	—	—	—	—	—	510
Prior service cost (benefit)	242	757	640	(350)	(220)	(55)
Actuarial loss	866	1,650	1,274	115	220	238

Net benefit cost	1,871	2,611	2,470	284	380	1,519
Change in regulatory liabilities	—	—	—	3,123	2,744	1,580

Benefit cost after change in regulatory liabilities	$1,871	$2,611	$2,470	$3,407	$3,124	$3,099

Plan assets associated with the Pension Plans are held in trust. The Company did not make any contributions to the Pension Plans, including the Division Plan subsequent to the PG Energy Acquisition, in fiscal 2007, 2006 or 2005 and does not believe that it will be required to make any contributions during the year ending September 30, 2008 for ERISA funding purposes.
UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to fund the UGI Utilities’ postretirement benefit obligations and to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs determined under SFAS No. 106, “Employers Accounting for Postretirement Benefits Other than Pensions” (“SFAS 106”). The difference between such amounts calculated under SFAS 106 and the amounts included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Effective July 1, 2005, substantially all retirees and their beneficiaries participating in the UGI Utilities’ postretirement benefit program were enrolled in insured Medicare Advantage plans. As a result of this change, net benefit cost declined for periods subsequent to July 1, 2005. The Company’s estimated required contribution to the VEBA during the year ending September 30, 2008 is not expected to be material.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Expected payments for pension benefits and other postretirement welfare benefits are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
Fiscal 2008	$14,682	$1,066
Fiscal 2009	15,074	1,097
Fiscal 2010	15,554	1,135
Fiscal 2011	16,196	1,173
Fiscal 2012	17,063	1,201
Fiscal 2013-2017	101,012	6,974
In accordance with our investment strategy to obtain long-term growth, our target asset allocations are to maintain a mix of 60% equities and the remainder in fixed income funds or cash equivalents. The targets and actual allocations for the Pension Plans’ and the VEBA trust assets at September 30 are as follows:

	Target		Pension Plan		VEBA
	Pension
	Plan	VEBA	2007	2006	2007	2006
Equities	60%	60%	63%	60%	66%	63%
Fixed income funds	40%	30%	37%	40%	29%	30%
Cash equivalents	N/A	10%	N/A	N/A	5%	7%
UGI Common Stock comprised approximately 7% of Pension Plans’ trust assets at September 30, 2007 and 2006.
The assumed health care cost trend rates are 10.0% for fiscal 2008, decreasing to 5.5% in fiscal 2012. A one percentage point change in the assumed health care cost trend rate would increase (decrease) the fiscal 2007 postretirement benefit cost and obligation as follows:

	1%	1%
	Increase	Decrease

Effect on total service and interest costs	$95	$(76)
Effect on postretirement benefit obligation	850	(706)
We also sponsor an unfunded and non-qualified supplemental executive retirement income plan. At September 30, 2007 and 2006, the projected benefit obligations of this plan were $2,509 and $3,250, respectively. We recorded expense for this plan of $355 in fiscal 2007, $522 in fiscal 2006 and $439 in fiscal 2005.
Defined Contribution Plans
We sponsor a 401(k) savings plan for eligible employees (“Utilities Savings Plan”). Generally, participants in the Utilities Savings Plan may contribute a portion of their compensation on a before-tax and after-tax basis. We may, at our discretion, match a portion of participants’ contributions. The cost of benefits under the savings plan totaled $1,069 in fiscal 2007, $918 in fiscal 2006 and $931 in fiscal 2005.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. INVENTORIES
Inventories comprise the following at September 30:

	2007	2006
Utility fuel and gases	$156,921	$157,020
Appliances for sale	543	548
Materials, supplies and other	4,795	5,042

Total inventories	$162,259	$162,610

Included in utility fuel and gases are amounts associated with the UGI Gas’ Storage Contract Administration Agreement (“Storage Agreement”) with Energy Services, Inc. (“Energy Services”), a wholly owned subsidiary of UGI. For a detailed description of the Storage Agreement and the accounting for such inventories, see Note 13.
8. SERIES PREFERRED STOCK
We have 2,000,000 shares of Series Preferred Stock, including both series subject to and series not subject to mandatory redemption, authorized for issuance. We had no shares of Series Preferred Stock outstanding at September 30, 2007 or 2006.
On October 1, 2004, we redeemed all 200,000 shares of our $7.75 Series Preferred Stock at a price of $100 per share together with full cumulative dividends. The redemption was funded with proceeds from the October 2004 issuance of $20,000 of 6.13% Medium-Term Notes due October 2034.
9. COMMITMENTS AND CONTINGENCIES
We lease various buildings and transportation, computer and office equipment and other facilities under operating leases. Certain of our leases contain renewal and purchase options and also contain escalation clauses. Our aggregate rental expense for such leases was $4,519 in fiscal 2007, $5,025 in fiscal 2006 and $4,703 in fiscal 2005.
Minimum future payments under operating leases that have initial or remaining noncancelable terms in excess of one year for the fiscal years ending September 30 are as follows: 2008 — $4,946; 2009 — $3,875; 2010 — $2,738; 2011 — $2,212; 2012 — $1,939; after 2012 — $3,361.
Gas Utility has gas supply agreements with producers and marketers with terms not exceeding one year. Gas Utility also has agreements for firm pipeline transportation, natural gas storage and peaking service which Gas Utility may terminate at various dates through 2017. Gas Utility’s costs associated with transportation and storage service agreements are included in its annual PGC filing with the PUC and are recoverable through PGC rates. In addition, Gas Utility has short-term gas supply agreements which permit it to purchase certain of its gas supply needs on a firm or interruptible basis at spot-market prices.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Electric Utility purchases its electric energy needs under contracts with various suppliers and on the spot market. Contracts with producers for energy needs expire at various dates through fiscal 2010.
Future contractual cash obligations under Gas Utility and Electric Utility supply, storage and service agreements existing at September 30, 2007 for fiscal years ending September 30 are as follows: 2008 — $478,869; 2009 — $189,878; 2010 — $103,632; 2011 — $73,349; 2012 — $52,047; after 2012 — $121,626.
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
UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs. In accordance with the terms of the PNG Gas base rate case order which became effective December 2, 2006, site-specific environmental investigation and remediation costs associated with PNG Gas incurred prior to December 2, 2006 are amortized as removal costs over five-year periods. Such costs incurred after December 1, 2006 are expensed as incurred.
As a result of the PG Energy Acquisition, UGIPNG became a party to a Multi-Site Remediation Consent Order and Agreement between PG Energy and the Pennsylvania Department of Environmental Protection dated March 31, 2004 (“Multi-Site Agreement”). The Multi-Site Agreement requires UGIPNG to perform a specified level of activities associated with environmental investigation and remediation work at 11 currently owned properties on which MGP-related facilities were operated (“Properties”). Under the Multi-Site Agreement, environmental expenditures, including costs to perform work on the Properties, are capped at $1,100 in any calendar year. Costs related to investigation and remediation of one property formerly owned by UGIPNG are also included in this cap. The Multi-Site Agreement terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date.
UGI Utilities has been notified of several sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by it or owned or operated by its former subsidiaries. Such parties are investigating the extent of environmental contamination or performing environmental remediation. UGI Utilities is currently litigating four claims against it relating to out-of-state sites. We accrue environmental investigation and cleanup costs when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated .
Management believes that under applicable law UGI Utilities should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by former subsidiaries of UGI Utilities if a court were to conclude that (1) the subsidiary’s separate corporate form should be disregarded or (2) UGI Utilities should be considered to have been an operator because of its conduct with respect to its subsidiary’s MGP.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
South Carolina Electric & Gas Company v. UGI Utilities, Inc. On September 22, 2006, South Carolina Electric & Gas Company (“SCE&G”), a subsidiary of SCANA Corporation, filed a lawsuit against UGI Utilities in the District Court of South Carolina seeking contribution from UGI Utilities for past and future remediation costs related to the operations of a former MGP located in Charleston, South Carolina. SCE&G asserts that the plant operated from 1855 to 1954 and alleges that UGI Utilities controlled operations of the plant from 1910 to 1926 and is liable for 47% of the costs associated with the site. SCE&G asserts that it has spent approximately $22,000 in remediation costs and $26,000 in third-party claims relating to the site and estimates that future remediation costs could be as high as $2,500. SCE&G further asserts that it has received a demand from the United States Justice Department for natural resource damages. UGI Utilities is defending the suit.
City of Bangor, Maine v. Citizens Communications Co. In April 2003, Citizens Communications Company (“Citizens”) served a complaint naming UGI Utilities as a third-party defendant in a civil action pending in the United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, Maine (“City”) sued Citizens to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Citizens’ predecessors at a site on the Penobscot River. Citizens subsequently joined UGI Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of costs Citizens may be required to pay to the City for cleaning up tar deposits in the Penobscot River. Citizens alleges that UGI Utilities and its predecessors owned and operated the plant from 1901 to 1928. Studies conducted by the City and Citizens suggest that it could cost up to $18,000 to clean up the river. Citizens’ third-party claims have been stayed pending a resolution of the City’s suit against Citizens, which was tried in September 2005. Maine’s Department of Environmental Protection (“DEP”) informed UGI Utilities in March 2005 that it considers UGI Utilities to be a potentially responsible party for costs incurred by the State of Maine related to gas plant contaminants at this site. On June 27, 2006, the court issued an order finding Citizens responsible for 60% of the cleanup costs. On February 14, 2007, Citizens and the City entered into a settlement agreement, pursuant to which Citizens agreed to pay $7,625 in exchange for a release of its liabilities. UGI Utilities is evaluating what effect, if any, the settlement agreement would have on claims against it. UGI Utilities believes that it has good defenses to any claim that the DEP may bring to recover its costs, and is defending the Citizens’ suit.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The trial court granted UGI Utilities’ motion for summary judgment and dismissed ConEd’s complaint. The grant of summary judgment was entered April 1, 2004. ConEd appealed and on September 9, 2005 a panel of the Second Circuit Court of Appeals affirmed in part and reversed in part the decision of the trial court. The appellate panel affirmed the trial court’s decision dismissing claims that UGI Utilities was liable under CERCLA as an operator of MGPs owned and operated by its former subsidiaries. The appellate panel reversed the trial court’s decision that UGI Utilities was released from liability at three sites where UGI Utilities operated MGPs under lease. ConEd claims that the cost of remediation for the three sites would be approximately $14,000. On October 7, 2005, UGI Utilities filed for reconsideration of the panel’s order which was denied by the Second Circuit Court of Appeals on January 17, 2006. On April 14, 2006, UGI Utilities filed a petition requesting that the United States Supreme Court review the decision of the Second Circuit Court of Appeals. On June 18, 2007, the United States Supreme Court denied UGI Utilities’ petition. The case has now been remanded back to the trial court. UGI Utilities is defending the suit.
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
Yankee Gas Services Company and Connecticut Light and Power Company v. UGI Utilities, Inc. On September 11, 2006, UGI Utilities received a complaint filed by Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities, (together the “Northeast Companies”) in the United States District Court for the District of Connecticut seeking contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the plants from 1883 to 1941. The Northeast Companies estimated that remediation costs for all of the sites would total approximately $215,000 and asserted that UGI Utilities is responsible for approximately $103,000 of this amount. Based on information supplied by the Northeast Companies and UGI Utilities’ own investigation, UGI Utilities believes that it may have operated one of the sites, Waterbury North, under lease for a portion of its operating history. UGI Utilities is reviewing the Northeast Companies’ estimate that remediation costs at Waterbury North could total $23,000. UGI Utilities is defending the suit.
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
We enter into interest rate protection agreements (“IRPAs”) in order to manage interest rate risk associated with planned issuances of fixed-rate long-term debt. We designate these IRPAs as cash flow hedges. Gains or losses on IRPAs are included in other comprehensive income and are reclassified to interest expense as the interest expense on the associated debt affects earnings.
During fiscal 2007, 2006 and 2005, there were no gains or losses recognized in earnings as a result of hedge ineffectiveness or as a result of excluding a portion of a derivative instrument’s gain or loss from the assessment of hedge effectiveness, and there were no gains or losses recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.
Gains and losses included in accumulated other comprehensive income (loss) at September 30, 2007 relating to cash flow hedges will be reclassified into (1) interest expense when interest on hedged issuances of fixed-rate long-term debt is reflected in net income and (2) cost of sales when the forecasted purchases of electricity subject to the electric price swap impact net income. Included in accumulated other comprehensive income at September 30, 2007 are net after-tax losses of approximately $5,800 associated with settled IRPAs. The amount of net after-tax losses on IRPAs expected to be reclassified into net income during the next twelve months is approximately $770. Also included in accumulated other comprehensive income at September 30, 2007 is an after-tax gain of $470 associated with our unsettled electric price swap agreement for purchases of electricity anticipated to occur through December 2007. The actual amount of gains or losses on unsettled derivative instruments that ultimately is reclassified into net income will depend upon the value of such derivative contracts when settled. The fair value of derivative instruments is included in other current assets, other assets and other current liabilities in the Consolidated Balance Sheets.

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
The carrying amounts and estimated fair values of our remaining financial instruments (including unsettled derivative instruments) at September 30 are as follows:

	Carrying	Estimated
	Amount	Fair Value
2007:
Electric price swap agreement	$805	$805
Long-term debt	512,000	506,500

2006:
Electric price swap agreement	$5,202	$5,202
Interest rate protection agreement	352	352
Long-term debt	512,000	521,000
We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt.
We have financial instruments such as trade accounts receivable which could expose us to concentrations of credit risk. The credit risk from trade accounts receivable is limited because we have a large customer base which extends across many different markets. At September 30, 2007 and 2006, we had no significant concentrations of credit risk.
11. SEGMENT INFORMATION
We have determined that we have two reportable segments: (1) Gas Utility and (2) Electric Utility. Gas Utility revenues are derived principally from the sale and distribution of natural gas to customers in eastern and northeastern Pennsylvania. Electric Utility derives its revenues principally from the sale and distribution of electricity in two northeastern Pennsylvania counties. The HVAC business does not meet the quantitative thresholds for separate segment reporting under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and has been included in “Other” for periods after January 1, 2007. Prior periods have not been restated.

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
Financial information by business segment follows:

		Gas	Electric
	Total	Utility	Utility	Other
2007
Revenues	$1,183,247	$1,044,946	$121,935	$16,366
Cost of sales	816,451	741,468	67,770	7,213
Depreciation and amortization	40,934	37,396	3,532	6
Operating income	165,093	136,586	25,995	2,512
Interest expense	42,327	39,891	2,436	—
Income before income taxes	122,766	96,695	23,559	2,512
Total assets	1,649,038	1,530,399	110,076	8,563
Capital expenditures	73,411	66,164	7,212	35

2006
Revenues	$822,069	$724,040	$98,029	$—
Cost of sales	573,867	522,863	51,004	—
Depreciation and amortization	26,617	23,303	3,314	—
Operating income	104,889	84,218	20,671	—
Interest expense	24,345	21,836	2,509	—
Income before income taxes	80,544	62,382	18,162	—
Total assets	1,609,743	1,504,476	105,267	—
Capital expenditures	58,220	49,239	8,981	—

2005
Revenues	$681,152	$585,078	$96,074	$—
Cost of sales	437,930	390,099	47,831	—
Depreciation and amortization	23,827	20,729	3,098	—
Operating income	103,279	81,646	21,633	—
Interest expense	18,326	16,624	1,702	—
Income before income taxes	84,953	65,022	19,931	—
Total assets	903,673	803,848	99,825	—
Capital expenditures	46,305	38,846	7,459	—

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. OTHER INCOME, NET
Other income, net, comprises the following:

	2007	2006	2005
Non-tariff service income	$5,068	$1,023	$1,329
Interest income	2,480	1,121	32
Non-utility sales and installation income	838	2,584	2,608
Other	178	(266)	564

Total other income, net	$8,564	$4,462	$4,533

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
UGI Utilities has entered into a Storage Contract Administration Agreement (“Storage Agreement”) extending through October 31, 2008 with UGI Energy Services, Inc., a second-tier wholly owned subsidiary of UGI (“Energy Services”). Under the Storage Agreement UGI Utilities has, among other things, and subject to recall for operational purposes, released certain storage and transportation contracts to Energy Services for the term of the Storage Agreement. UGI Utilities also transferred certain associated storage inventories upon the commencement of the Storage Agreement, will receive a transfer of storage inventories at the end of the Storage Agreement, and makes payments associated with refilling storage inventories during the term of the Storage Agreement. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the Storage Agreement. UGI Utilities incurred costs associated with the Storage Agreement totaling $92,683 in fiscal 2007, $85,839 in fiscal 2006 and $80,745 in fiscal 2005.
UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) on its balance sheet under the caption “Inventories.” The carrying value of these gas storage inventories at September 30, 2007, comprising approximately 8.2 billion cubic feet of natural gas, was $66,113. The carrying value of these gas storage inventories at September 30, 2006, comprising approximately 8.4 billion cubic feet of natural gas, was $71,290.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
UGI Utilities also has a Gas Supply and Delivery Service Agreement with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility during the peak heating-season months of November to March. In addition, from time to time, Gas Utility purchases natural gas or pipeline capacity from Energy Services. The aggregate amount of these transactions (exclusive of Storage Agreement transactions) during fiscal 2007, 2006 and 2005 totaled $34,277, $15,114 and $8,491, respectively.
From time to time, the Company sells natural gas or pipeline capacity to Energy Services. During fiscal 2007, 2006 and 2005, revenues associated with sales to Energy Services totaled $33,413, $14,080 and $4,249, respectively. These transactions did not have a material effect on the Company’s financial position, results of operations or cash flows.
14. QUARTERLY DATA (unaudited)
The following quarterly information includes all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of such information. Quarterly results fluctuate because of the seasonal nature of the Company’s businesses. Quarterly results include the operations of UGIPNG subsequent to August 24, 2006.

	December 31,		March 31,		June 30,		September 30,
	2006	2005	2007	2006	2007	2006	2007	2006
Revenues	$299,324	$243,673	$498,816	$321,645	$221,687	$129,128	$163,420	$127,623
Operating income	44,441	42,226	85,001	43,206	24,732	11,731	10,919	7,726
Net income	19,759	21,925	44,708	23,029	9,085	3,459	635	228

UGI UTILITIES, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Thousands of dollars)

	Balance at	Charged to			Balance at
	beginning	costs and			end of
	of year	expenses	Other		year

Year Ended September 30, 2007
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$12,389	$14,353	$(16,341	) (1)	$10,824

			$423	(2)
Other reserves (4)	$8,868	$2,362	$(922	) (3)	$18,562

			$8,254	(2)

Year Ended September 30, 2006
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$4,562	$10,382	$(8,714	) (1)	$12,389

			$6,159	(2)
Other reserves (4)	$6,168	$2,719	$924	(2)	$8,868

			$(943	) (3)

Year Ended September 30, 2005
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$3,374	$8,210	$(7,022	) (1)	$4,562

Other reserves (4)	$5,854	$2,021	$(1,707	) (3)	$6,168

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Acquisition adjustments.

(3)	Payments, net.

(4)	Includes reserves for self-insured property and casualty liability, insured property and casualty liability, environmental, litigation and other.

S-1

EXHIBIT INDEX

Exhibit No.	Description

10.5	UGI Utilities, Inc. Executive Annual Bonus Plan effective as of October 1, 2006

12.1	Computation of Ratio of Earnings to Fixed Charges

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act