Form 10-Q
period 2007-12-31
UGI UTILITIES INC
filed 2008-02-08
CIK 100548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐                      Non-accelerated filer ☑                      Smaller reporting company ☐
                          (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At January 31, 2008, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

UGI UTILITIES, INC. AND SUBSIDIARIES

-i-

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	December31,	September 30,	December31,
	2007	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$23,016	$16,207	$8,083
Restricted cash	14,812	6,642	6,981
Accounts receivable (less allowances for doubtful accounts of $10,841, $10,824 and $12,027, respectively)	137,999	74,696	109,177
Accounts receivable — related parties	5,124	1,450	7,590
Accrued utility revenues	82,051	17,889	58,103
Regulatory assets	14,657	14,782	—
Inventories	141,718	162,259	162,087
Deferred income taxes	6,322	6,673	13,348
Prepaid expenses & other current assets	2,951	5,532	8,436

Total current assets	428,650	306,130	373,805

Property, plant and equipment, at cost (less accumulated depreciation and amortization of $538,540, $536,132, and $513,410, respectively)	1,085,984	1,083,897	1,053,283

Goodwill	162,309	162,309	182,851
Regulatory assets	90,621	88,990	73,764
Other assets	7,570	7,712	26,000

Total assets	$1,775,134	$1,649,038	$1,709,703

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$—	$—	$20,000
Bank loans	257,000	190,000	250,000
Accounts payable	94,748	60,012	78,144
Accounts payable — related parties	3,692	15,871	10,121
Accrued income taxes	9,668	1,017	6,099
Deferred fuel refunds	2,435	—	11,914
Other current liabilities	74,974	76,535	75,091

Total current liabilities	442,517	343,435	451,369

Long-term debt	512,000	512,000	492,000
Deferred income taxes	184,091	175,012	166,316
Deferred investment tax credits	6,321	6,417	6,707
Other noncurrent liabilities	41,928	41,460	32,844

Total liabilities	1,186,857	1,078,324	1,149,236

Commitments and contingencies (note 5)

Common stockholder’s equity:
Common Stock, $2.25 par value (authorized — 40,000,000 shares; issued and outstanding — 26,781,785 shares)	60,259	60,259	60,259
Additional paid-in capital	346,758	346,758	345,801
Retained earnings	196,855	179,014	158,593
Accumulated other comprehensive loss	(15,595)	(15,317)	(4,186)

Total common stockholder’s equity	588,277	570,714	560,467

Total liabilities and stockholder’s equity	$1,775,134	$1,649,038	$1,709,703

See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended
	December 31,
	2007	2006

Revenues	$364,388	$299,324

Costs and expenses:
Cost of sales — gas, fuel and purchased power	256,939	205,976
Operating and administrative expenses	35,504	33,210
Operating and administrative expenses — related parties	1,454	2,461
Taxes other than income taxes	4,469	4,563
Depreciation and amortization	10,231	10,234
Other income, net	(2,818)	(1,561)

	305,779	254,883

Operating income	58,609	44,441
Interest expense	10,900	11,422

Income before income taxes	47,709	33,019
Income taxes	19,076	13,260

Net income	$28,633	$19,759

See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Three Months Ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,633	$19,759
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,231	10,234
Deferred income taxes, net	8,738	2,295
Provision for uncollectible accounts	3,812	3,702
Other, net	554	5,025
Net change in:
Accounts receivable and accrued utility revenues	(134,951)	(98,119)
Inventories	20,541	523
Deferred fuel costs	2,560	(257)
Accounts payable	22,557	26,769
Other current assets and liabilities	8,489	24,452

Net cash used by operating activities	(28,836)	(5,617)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(12,409)	(12,867)
Net costs of property, plant and equipment disposals	(214)	(88)
Increase in restricted cash	(8,170)	(4,289)

Net cash used by investing activities	(20,793)	(17,244)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(10,562)	(5,998)
Increase in bank loans	67,000	34,000

Net cash provided by financing activities	56,438	28,002

Cash and cash equivalents increase	$6,809	$5,141

CASH AND CASH EQUIVALENTS:
End of period	$23,016	$8,083
Beginning of period	16,207	2,942

Increase	$6,809	$5,141

See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
1.	Basis of Presentation

UGI Utilities, Inc., a wholly owned subsidiary of UGI Corporation (“UGI”), and its wholly owned subsidiary UGI Penn Natural Gas, Inc. (“UGIPNG”), own and operate (1) natural gas distribution utilities in eastern and northeastern Pennsylvania (“UGI Gas” and “PNG Gas,” respectively) and (2) an electric distribution utility in northeastern Pennsylvania (“Electric Utility”). UGI Gas and PNG Gas are collectively referred to as “Gas Utility.” Effective January 1, 2007, UGI Gas contributed its heating, ventilation and air conditioning services business to its wholly owned second-tier subsidiary, UGI HVAC Services, Inc. UGI HVAC Services, Inc., and UGIPNG’s wholly owned subsidiary UGI Penn Natural Gas Services, Inc (collectively, the “HVAC Business”), operate principally within the Gas Utility service territory.

Gas Utility and Electric Utility are subject to regulation by the PUC. The term “UGI Utilities” is used sometimes as an abbreviated reference to UGI Utilities, Inc., or to UGI Utilities, Inc. and its subsidiaries, including UGIPNG. Our condensed consolidated financial statements include the accounts of UGI Utilities and its subsidiaries (collectively, “we” or “the Company”). We eliminate all significant intercompany accounts when we consolidate.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2007 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the year ended September 30, 2007 (“Company’s 2007 Annual Report”). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Restricted Cash. Restricted cash represents those cash balances in our natural gas futures brokerage accounts which are restricted from withdrawal.

Comprehensive Income. The following table presents the components of comprehensive income for the three months ended December 31, 2007 and 2006:

	Three Months Ended
	December 31,
	2007	2006
Net income	$28,633	$19,759
Other comprehensive loss	(278)	(392)

Comprehensive income	$28,355	$19,367

Other comprehensive loss principally comprises net changes in the fair value of an electricity price swap agreement and, in the three months ended December 31, 2006, interest rate protection agreements qualifying as hedges, net of reclassifications to net income.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Natural Gas Inventories. UGI Utilities has storage contract administrative agreements pursuant to which UGI Utilities has, among other things and subject to recall for operational purposes, released certain storage and transportation contracts for the term of the storage agreements. These agreements are currently scheduled to expire on October 31, 2008. UGI Utilities also transferred certain associated storage inventories upon commencement of the storage agreements, will receive a transfer of storage inventories at the end of the storage agreements, and makes payments associated with refilling storage inventories during the term of such agreements. UGI Utilities reflects the historical cost of natural gas storage inventories and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreements but not yet replenished) on its balance sheets under the caption “Inventories.” The carrying value of gas storage inventories released under these agreements at December 31, 2007, September 30, 2007 and December 31, 2006, comprising 9.1 billion cubic feet (“bcf”), 8.2 bcf, and 8.9 bcf of natural gas, was $72,629, $66,113 and $76,154, respectively.

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

Adoption of FIN 48. Effective October 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (likelihood greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Any cumulative effect from the adoption of FIN 48 is recorded as an adjustment to opening retained earnings. As a result of the adoption of FIN 48, effective October 1, 2007 we recorded a non-cash reduction to retained earnings of $230.

We classify interest on tax deficiencies and income tax penalties as income taxes. As of October 1, 2007, we have unrecognized income tax benefits totaling $694 including related accrued interest and penalties of $69. If these unrecognized tax benefits were subsequently recognized, $694 would be recorded as a benefit to income taxes on the consolidated statement of income and, therefore, would impact the reported effective tax rate.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

We join with UGI and its subsidiaries in filing a consolidated federal income tax return. We are charged or credited for our share of current taxes resulting from the effects of our transactions in the UGI consolidated federal income tax return including giving effect to intercompany transactions. UGI’s federal income tax returns are effectively settled through the tax year 2004. UGI’s federal income tax returns for fiscal 2005 and fiscal 2006 are currently under audit. Although it is not possible to predict with certainty the timing of the conclusion of UGI’s pending federal tax audits, we anticipate that the aforementioned federal tax audits will be completed by the end of fiscal 2008. Although we cannot predict with certainty, we do not anticipate that our unrecognized federal income tax benefits will significantly increase or decrease during the next twelve months..

We file separate company income tax returns in a number of states but are subject to state income tax principally in Pennsylvania. Pennsylvania income tax returns are generally subject to examination for a period of three years after the filing of the respective returns. We do not expect that any unrecognized state income tax benefits will significantly increase or decrease during the next twelve months.

Recently Issued Accounting Pronouncements. In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R establishes, among other things, principles and requirements for how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (3) determines what information with respect to a business combination should be disclosed. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of the provisions of SFAS 141R.

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require, among other things, (1) ownership interests in subsidiaries held by parties other than the parent be presented within equity, but separate from the parent’s equity; (2) the amount of consolidated net income attributable to the parent and the noncontrolling interest be presented clearly on the income statement; (3) changes in a parent’s ownership interest while retaining control be accounted for as equity transactions; and (4) any retained noncontrolling equity investments in a former subsidiary be initially measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact of the provisions of SFAS 160.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
2.	Segment Information

We have two reportable segments: (1) Gas Utility and (2) Electric Utility. The accounting policies of our two reportable segments are the same as those described in the Significant Accounting Policies note contained in the Company’s 2007 Annual Report. We evaluate each segment’s profitability principally based upon its income before income taxes. No single customer represents more than 10% of the total revenues of either Gas Utility or Electric Utility. There are no significant intersegment transactions. In addition, all of our reportable segments’ revenues are derived from sources within the United States.

As previously mentioned, effective January 1, 2007, UGI Utilities contributed its heating, ventilation and air conditioning services business to its wholly-owned second-tier subsidiary, UGI HVAC Services, Inc. The HVAC Business does not meet the quantitative thresholds for separate segment reporting under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and has been included in “Other” effective January 1, 2007. Prior periods have not been restated.

Financial information by business segment follows:
Three Months Ended December 31, 2007:

		Reportable Segments
		Gas	Electric
	Total	Utility	Utility	Other
Revenues	$364,388	$326,642	$31,936	$5,810
Cost of sales	256,939	236,778	17,670	2,491
Depreciation and amortization	10,231	9,348	880	3
Operating income	58,609	50,068	7,459	1,082
Interest expense	10,900	10,359	541	—
Income before income taxes	47,709	39,710	6,917	1,082

Total assets at period end	$1,775,134	$1,655,105	$110,702	$9,327

Goodwill at period end	$162,309	$162,309	$—	$—

Three Months Ended December 31, 2006:

		Reportable Segments
		Gas	Electric
	Total	Utility	Utility	Other
Revenues	$299,324	$274,429	$24,895	$—
Cost of sales	205,976	193,800	12,176	—
Depreciation and amortization	10,234	9,294	940	—
Operating income	44,441	38,231	6,210	—
Interest expense	11,422	10,771	651	—
Income before income taxes	33,019	27,460	5,559	—

Total assets at period end	$1,709,703	$1,603,225	$106,478	$—

Goodwill at period end	$182,851	$182,851	$—	$—

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
3.	Regulatory Assets and Liabilities and Regulatory Matters

Regulatory assets and liabilities associated with Gas Utility and Electric Utility included in our Condensed Consolidated Balance Sheets comprise the following:

	December 31,	September 30,	December 31,
	2007	2007	2006
Regulatory assets:
Income taxes recoverable	$73,057	$72,040	$65,157
Postretirement benefits	4,672	4,868	5,277
Environmental costs	8,255	8,255	—
Deferred fuel costs	14,657	14,782	—
Other	4,637	3,827	3,330

Total regulatory assets	$105,278	$103,772	$73,764

Regulatory liabilities:
Postretirement benefits	$7,797	$7,502	$4,159
Deferred fuel refunds	2,435	—	11,914

Total regulatory liabilities	$10,232	$7,502	$16,073

The Company’s regulatory liabilities relating to postretirement benefits are included in “other noncurrent liabilities” on the Condensed Consolidated Balance Sheets. The Company does not recover a rate of return on its regulatory assets.

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

In accordance with the POLR Settlement, Electric Utility may increase its POLR rates up to certain limits through December 31, 2009. Consistent with the terms of the POLR Settlement, Electric Utility increased its POLR rates effective January 1, 2007 which increased the average cost to a residential heating customer by approximately 35% over such costs in effect during calendar 2006. New PUC default service regulations became effective on September 15, 2007, but do not disturb Electric Utility’s POLR Settlement through 2009. Under the default service regulations, Electric Utility will be required to file a default service plan with the PUC in 2008 that will establish the terms and conditions under which it will offer POLR service commencing 2010.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars
4.	Defined Benefit Pension and Other Postretirement Plans

We sponsor two defined benefit pension plans (“Pension Plans”) for employees of UGI Utilities, UGIPNG, UGI, and certain of UGI’s other wholly owned subsidiaries. In addition, we provide postretirement health care benefits to certain retirees and postretirement life insurance benefits to nearly all active and retired employees.

Net periodic pension expense and other postretirement benefit costs relating to our employees include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Service cost	$1,271	$1,380	$67	$65
Interest cost	4,453	4,277	212	243
Expected return on assets	(5,693)	(5,456)	(159)	(151)
Amortization of:
Prior service cost (benefit)	7	60	(97)	(55)
Actuarial loss	—	216	17	37

Net benefit cost	38	477	40	139
Change in regulatory assets and liabilities	—	—	817	715

Net expense	$38	$477	$857	$854

Pension Plans assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any contributions to the Pension Plans during the year ending September 30, 2008. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to fund and pay UGI Gas and Electric Utility’s postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The difference between the annual amount calculated and the amount included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the three months ended December 31, 2007, nor are they expected to be material for the year ending September 30, 2008.

We also sponsor an unfunded and non-qualified supplemental executive retirement income plan. We recorded pre-tax expense for this plan of $83 and $125 for the three months ended December 31, 2007 and 2006, respectively.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
5.	Commitments and Contingencies

From the late 1800s through the mid-1900s, UGI Utilities and its former subsidiaries owned and operated a number of manufactured gas plants (“MGPs”) prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MGPs. Between 1882 and 1953, UGI Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the businesses of some gas companies under agreement. Pursuant to the requirements of the Public Utility Holding Company Act of 1935, UGI Utilities divested all of its utility operations other than those which now constitute UGI Gas and Electric Utility by the early 1950s. At December 31, 2007, neither the Company’s undiscounted amount nor its accrued liability for environmental investigation and cleanup costs was material.

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

City of Bangor, Maine v. Citizens Communications Company. In April 2003, Citizens Communications Company (“Citizens”) served a complaint naming UGI Utilities as a third-party defendant in a civil action pending in the United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, Maine (“City”) sued Citizens to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Citizens’ predecessors at a site on the Penobscot River. Citizens subsequently joined UGI Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of costs Citizens may be required to pay to the City for cleaning up tar deposits in the Penobscot River. Citizens alleges that UGI Utilities and its predecessors owned and operated the plant from 1901 to 1928. Studies conducted by the City and Citizens suggest that it could cost up to $18,000 to clean up the river. Citizens’ third-party claims have been stayed pending a resolution of the City’s suit against Citizens, which was tried in September 2005. Maine’s Department of Environmental Protection (“DEP”) informed UGI Utilities in March 2005 that it considers UGI Utilities to be a potentially responsible party for costs incurred by the State of Maine related to gas plant contaminants at this site. On June 27, 2006, the court issued an order finding Citizens responsible for 60% of the cleanup costs. On February 14, 2007, Citizens and the City entered into a settlement agreement pursuant to which Citizens agreed to pay $7,625 in exchange for a release of its liabilities. UGI Utilities is evaluating what effect, if any, the settlement agreement would have on claims against it. UGI Utilities believes that it has good defenses to any claim that the DEP may bring to recover its costs, and is defending the Citizens’ suit.

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

UGI Utilities has entered into a Storage Contract Administration Agreement (“Storage Agreement”) extending through October 31, 2008 with UGI Energy Services, Inc., a second-tier wholly owned subsidiary of UGI (“Energy Services”). Under the Storage Agreement UGI Utilities has, among other things, and subject to recall for operational purposes, released certain storage and transportation contracts to Energy Services for the term of the Storage Agreement. UGI Utilities also transferred certain associated storage inventories upon the commencement of the Storage Agreement, will receive a transfer of storage inventories at the end of the Storage Agreement, and makes payments associated with refilling storage inventories during the term of the Storage Agreement. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the Storage Agreement. UGI Utilities incurred costs associated with the Storage Agreement totaling $16,435 and $15,134, during the three months ended December 31, 2007 and 2006, respectively.

The carrying value of gas storage inventories released under the Storage Agreement at December 31, 2007, comprising approximately 7.7 billion cubic feet of natural gas, was $63,018. The carrying value of these gas storage inventories at September 30, 2007, comprising approximately 8.2 billion cubic feet of natural gas, was $66,113. The carrying value of these gas storage inventories at December 31, 2006, comprising approximately 8.9 billion cubic feet of natural gas, was $76,154.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Gas Utility has gas supply and delivery service agreements with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility during the peak heating-season months of November to March. In addition, from time to time, Gas Utility purchases natural gas or pipeline capacity from Energy Services. The aggregate amount of these transactions (exclusive of Storage Agreement transactions) during the three months ended December 31, 2007 and 2006 totaled $17,247 and $9,927, respectively.

From time to time, the Company sells natural gas or pipeline capacity to Energy Services. During the three months ended December 31, 2007 and 2006, revenues associated with sales to Energy Services totaled $10,690 and $7,719, respectively. These transactions did not have a material effect on the Company’s financial position, results of operations or cash flows.

7.	Subsequent Event — Issuance of Long-Term Debt

In January 2008, UGI Utilities issued $20,000 of Medium-Term Notes due January 2018 bearing interest at a rate of 5.67%. The proceeds from the issuance of the $20,000 of Medium-Term Notes were used to reduce borrowings under UGI Utilities’ Revolving Credit Agreement.

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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) price volatility and availability of oil, electricity and natural gas and the capacity to transport them to market areas; (3) changes in laws and regulations, including safety, tax and accounting matters; (4) the impact of pending and future legal proceedings; (5) competitive pressures from the same and alternative energy sources; (6) liability for environmental claims; (7) customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (8) adverse labor relations; (9) large customer, counterparty or supplier defaults; (10) increased uncollectible accounts expense; (11) liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to distributing electricity and transporting, storing and distributing natural gas; (12) political, regulatory and economic conditions in the United States; and (13) reduced access to capital markets and interest rate fluctuations.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare our results of operations for the three months ended December 31, 2007 (“2007 three-month period”) with the three months ended December 31, 2006 (“2006 three-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements.
2007 three-month period compared with 2006 three-month period

Three Months Ended December 31,	2007	2006	Increase
(Millions of dollars)

Gas Utility:
Revenues	$326.6	$274.4	$52.2	19.0%
Total margin (a)	$89.9	$80.6	$9.3	11.5%
Operating income	$50.1	$38.2	$11.9	31.2%
Income before income taxes	$39.7	$27.5	$12.2	44.4%
System throughput — bcf	39.5	33.4	6.1	18.3%
Heating degree days — % warmer than normal (b)	6.3%	15.0%	—	—

Electric Utility:
Revenues	$31.9	$24.9	$7.0	28.1%
Total margin (a)	$12.4	$11.4	$1.0	8.8%
Operating income	$7.5	$6.2	$1.3	21.0%
Income before income taxes	$6.9	$5.6	$1.3	23.2%
Distribution sales — gwh	254.4	249.0	5.4	2.2%

bcf — billions of cubic feet. gwh — millions of kilowatt-hours.

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.8 million and $1.3 million during the three-month periods ended December 31, 2007 and 2006, respectively. For financial statement purposes, revenue-related taxes are included in “Taxes other than income taxes” in the Condensed Consolidated Statements of Income.

(b)
Deviation from average heating degree days for the 30-year period 1975-2004 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Gas Utility. Temperatures in the Gas Utility service territory based upon heating degree days were 6.3% warmer than normal compared with temperatures that were 15.0% warmer than normal in the prior year period. Total distribution throughput increased 6.1 bcf in the 2007 three-month period reflecting the effects of the colder weather and, to a much lesser extent, an increase in the number of Gas Utility customers.

UGI UTILITIES, INC. AND SUBSIDIARIES
Gas Utility revenues increased $52.2 million principally reflecting the higher volumes sold to firm- residential, commercial and industrial (“retail core-market”) customers, greater off-system sales revenues and slightly higher purchased gas cost (“PGC”) revenues. Increases or decreases in retail core-market customer revenues and cost of sales principally result from changes in retail core-market volumes and the level of costs collected through the PGC recovery mechanism. Under the PGC recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility’s cost of gas was $236.8 million in the 2007 three-month period compared with $193.8 million in the 2006 three-month period principally reflecting the increase in retail core-market and off-system sales.
Gas Utility total margin increased $9.3 million reflecting an increase in retail core-market margin of $7.9 million from the higher retail core-market sales and, to a lesser extent, the full-quarter’s effect of the PNG Gas base rate increase which became effective December 2, 2006. The increase in total margin also reflects higher margin from firm delivery service customers reflecting 2007 higher three-month period volumes.
The increases in Gas Utility operating income and income before income taxes reflects the previously mentioned increase in total margin, a $2.0 million increase in other income, and slightly lower operating and administrative expenses. The higher other income reflects greater non-tariff service income and storage contract fees. The lower operating and administrative expenses reflect in part lower long-term incentive compensation costs and lower self-insured property and casualty expenses.
Electric Utility. Electric Utility’s kilowatt-hour sales increased 2.2% in the 2007 three-month period reflecting in part the effects of colder weather compared with the prior year. Electric Utility revenues increased $7.0 million principally as a result of higher Provider of Last Resort (“POLR”) rates and, to a much lesser extent, the effects of the greater kilowatt-hour sales. In accordance with the terms of its June 2006 POLR Settlement, Electric Utility increased its POLR rates effective January 1, 2007. This increase raised the average cost to residential customers by approximately 35% over costs in effect during calendar year 2006. Electric Utility cost of sales increased to $17.7 million in the 2007 three-month period from $12.2 million in the prior year reflecting higher per-unit purchased power costs and the greater sales.
Electric Utility total margin increased $1.0 million during the 2007 three-month period reflecting the effects of the higher POLR rates partially offset by the higher per-unit purchased power costs and higher revenue-related taxes.
The increase in Electric Utility operating income and income before income taxes in the 2007 three-month period reflects the higher total margin and slightly lower operating and administrative costs principally reflecting lower long-term incentive compensation expenses.

UGI UTILITIES, INC. AND SUBSIDIARIES
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Company’s total debt outstanding at December 31, 2007 was $769.0 million (including $257.0 million in bank loans) compared with $702.0 million (including $190.0 million in bank loans) at September 30, 2007.
UGI Utilities has a $350 million Revolving Credit Agreement which expires in August 2011. At December 31, 2007, UGI Utilities had $257 million of borrowings outstanding under its Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement are classified as bank loans on the Condensed Consolidated Balance Sheets. During the three months ended December 31, 2007 and 2006, average daily bank loan borrowings were $218.4 million and $225.2 million, respectively, and peak bank loan borrowings totaled $267 million and $259 million, respectively. Because of the Company’s seasonal cash needs, peak bank loan borrowings typically occur during the peak heating season months of December and January.
UGI Utilities also has an effective shelf registration statement with the SEC under which it may issue Medium-Term Notes or other debt securities. In January 2008, UGI Utilities issued $20 million of Medium-Term Notes due January 2018 bearing interest at a rate of 5.67%. The proceeds from the issuance of the $20 million of debt were used to reduce borrowings under the Revolving Credit Agreement. After considering the issuance of the $20 million of Medium-Term Notes in January 2008, UGI Utilities may issue up to an additional $35 million of Medium-Term Notes or other debt securities under its shelf registration.
Cash Flows
Operating activities. Due to the seasonal nature of UGI Utilities’ businesses, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for gas and electricity consumed during the peak heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company’s investment in working capital, principally accounts receivable and inventories, is generally greatest. UGI Utilities uses short-term borrowings, primarily borrowings under its Revolving Credit Agreement, to meet its seasonal cash flow needs.

UGI UTILITIES, INC. AND SUBSIDIARIES
Cash flow used by operating activities was $28.8 million during the 2007 three-month period compared with cash used of $5.6 million in the prior-year three-month period. Cash flow from operating activities before changes in operating working capital was $52.0 million in the 2007 three-month period compared to $41.0 million in the prior-year three-month period reflecting the improved operating results in the current-year period. Changes in operating working capital used $80.8 million of operating cash flow during the 2007 three-month period compared with $46.6 million used during the prior-year three-month period. The greater cash flow used by changes in operating working capital reflects, in large part, cash flow from increases in customer accounts receivable, reflecting the higher 2007 three-month period revenues, and greater payments of accrued interest and higher income tax payments partially offset by a greater decline in gas storage inventories resulting from the colder 2007 three-month period weather.
Investing activities. Cash used by investing activities was $20.8 million in the 2007 three-month period compared to $17.2 million in the 2006 three-month period. Capital expenditures were approximately equal with the prior-year period. Increases in restricted cash were $8.2 million in the 2007 three-month period compared with $4.3 million in the prior year reflecting greater required cash deposits in natural gas futures brokerage accounts.
Financing activities. Cash provided by financing activities was $56.4 million in the 2007 three-month period compared with cash provided of $28.0 million in the 2006 three-month period. Financing activity cash flows are primarily the result of issuances and repayments of long-term debt, net short-term borrowings including borrowings under short-term borrowing arrangements, principally our Revolving Credit Agreement, cash dividends to UGI, and capital contributions from UGI. We paid cash dividends to UGI totaling $10.6 million and $6.0 million during the 2007 and 2006 three-month periods, respectively. During the 2007 three-month period, net bank loan borrowings totaled $67.0 million compared with net bank loan borrowings of $34.0 million in the prior-year three-month period, reflecting greater borrowings needed to fund working capital requirements.
Adoption of FIN 48
Effective October 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48), which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (likelihood greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Any cumulative effect from the adoption of FIN 48 is recorded as an adjustment to opening retained earnings. As a result of the adoption of FIN 48, effective October 1, 2007 we recorded a non-cash reduction to retained earnings of $0.2 million. For a more detailed description of the effects of the adoption of FIN 48 and additional information associated with the accounting for our income taxes, see Note 1 to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Gas Utility’s tariffs contain clauses that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to its customers. The recovery clauses provide for a periodic adjustment for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with Gas Utility operations. Gas Utility uses derivative financial instruments including exchange-traded natural gas futures contracts to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism. Changes in market value of these contracts may require cash deposits in margin accounts with brokers. At December 31, 2007, Gas Utility had $14.8 million of restricted cash associated with natural gas futures accounts with brokers.
Electric Utility purchases its electric power needs from electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market. Wholesale prices for electricity can be volatile especially during periods of high demand or tight supply. In accordance with POLR settlements approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2009. Electric Utility’s fixed-price contracts with electricity suppliers mitigate most risks associated with the POLR service rate limits in effect through December 2009. With respect to its existing fixed-price power contracts, should any of the counterparties fail to provide electric power under the terms of such contracts, any increases in the cost of replacement power could negatively impact Electric Utility results. In order to reduce this nonperformance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them.
Our variable-rate debt comprises our bank loan borrowings under our Revolving Credit Agreement. This agreement provides for interest rates on borrowings that are indexed to short-term market interest rates. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we expect to refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce interest rate risk associated with near or medium term issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.
The fair values of our unsettled market risk sensitive derivative instruments reflected in our condensed consolidated balance sheets represent the estimated amount that we would expect to receive or pay to terminate the contract based upon quoted market prices of comparable contracts. Other than Gas Utility’s exchange-traded natural gas futures contracts which are included in Gas Utility’s PGC recovery mechanism, there were no unsettled derivative instruments outstanding at December 31, 2007.

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

UGI UTILITIES, INC. AND SUBSIDIARIES
PART II OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows:

Exhibit No.	Exhibit

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UGI UTILITIES, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UGI Utilities, Inc. (Registrant)
Date: February 8, 2008	By:	/s/ John C. Barney
John C. Barney
Senior Vice President — Finance

UGI UTILITIES, INC.
EXHIBIT INDEX
12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.