Form 10-Q
period 2008-03-31
UGI UTILITIES INC
filed 2008-05-09
CIK 100548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
At April 30, 2008, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

UGI UTILITIES, INC. AND SUBSIDIARIES

PAGES

Part I Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2008, September 30, 2007 and March 31, 2007	1

Condensed Consolidated Statements of Income for the three and six months ended March 31, 2008 and 2007	2

Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2008 and 2007	3

Notes to Condensed Consolidated Financial Statements	4 - 19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 - 26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

Part II Other Information

Item 1A. Risk Factors	29

Item 6. Exhibits	29

Signatures	30

Exhibit 10.2
Exhibit 12.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32

-i-

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	March 31,	September 30,	March 31,
	2008	2007	2007
ASSETS

Current assets:
Cash and cash equivalents	$15,555	$16,207	$10,062
Restricted cash	—	6,642	1,202
Accounts receivable (less allowances for doubtful accounts of $14,013, $10,824 and $14,841, respectively)	191,883	74,696	184,700
Accounts receivable — related parties	4,813	1,450	5,236
Accrued utility revenues	63,649	17,889	56,116
Regulatory assets	—	14,782	—
Inventories	31,160	162,259	34,500
Deferred income taxes	24,463	6,673	10,883
Derivative financial instruments	39,464	1,201	6,559
Prepaid expenses & other current assets	9,186	4,331	4,556

Total current assets	380,173	306,130	313,814

Property, plant and equipment, at cost (less accumulated depreciation and amortization of $544,424, $536,132, and $520,459, respectively)	1,089,078	1,083,897	1,059,256

Goodwill	162,309	162,309	162,633
Regulatory assets	91,179	88,990	82,455
Other assets	6,764	7,712	25,139

Total assets	$1,729,503	$1,649,038	$1,643,297

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$—	$—	$20,000
Bank loans	96,000	190,000	146,000
Accounts payable	79,544	60,012	75,877
Accounts payable — related parties	8,113	15,871	8,938
Accrued income taxes	36,045	1,017	20,232
Deferred fuel refunds	68,202	—	12,695
Other current liabilities	65,502	76,535	57,353

Total current liabilities	353,406	343,435	341,095

Long-term debt	532,000	512,000	492,000
Deferred income taxes	187,688	175,012	168,543
Deferred investment tax credits	6,227	6,417	6,610
Other noncurrent liabilities	43,528	41,460	40,819

Total liabilities	1,122,849	1,078,324	1,049,067

Commitments and contingencies (note 5)

Common stockholder’s equity:
Common Stock, $2.25 par value (authorized - 40,000,000 shares; issued and outstanding - 26,781,785 shares)	60,259	60,259	60,259
Additional paid-in capital	346,758	346,758	345,801
Retained earnings	215,041	179,014	191,966
Accumulated other comprehensive loss	(15,404)	(15,317)	(3,796)

Total common stockholder’s equity	606,654	570,714	594,230

Total liabilities and stockholder’s equity	$1,729,503	$1,649,038	$1,643,297

See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Revenues	$519,998	$498,816	$884,386	$798,140

Costs and expenses:
Cost of sales — gas, fuel and purchased power	381,893	357,370	638,832	563,346
Operating and administrative expenses	40,631	40,261	76,135	73,471
Operating and administrative expenses — related parties	5,354	4,166	6,808	6,627
Taxes other than income taxes	4,784	5,165	9,253	9,728
Depreciation and amortization	10,349	10,424	20,580	20,658
Other income, net	(4,682)	(3,571)	(7,500)	(5,132)

	438,329	413,815	744,108	668,698

Operating income	81,669	85,001	140,278	129,442
Interest expense	10,101	11,074	21,001	22,496

Income before income taxes	71,568	73,927	119,277	106,946
Income taxes	28,482	29,219	47,558	42,479

Net income	$43,086	$44,708	$71,719	$64,467

See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Six Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$71,719	$64,467
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	20,580	20,658
Deferred income taxes, net	(7,115)	3,552
Provision for uncollectible accounts	9,707	10,172
Other, net	1,971	4,177
Net change in:
Accounts receivable and accrued utility revenues	(176,010)	(175,771)
Inventories	131,099	128,110
Deferred fuel costs, net of changes in unsettled derivatives	42,925	(3,402)
Accounts payable	11,775	23,131
Other current assets and liabilities	21,848	23,956

Net cash provided by operating activities	128,499	99,050

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(26,104)	(29,184)
PG Energy Acquisition working capital settlement	—	23,670
Decrease in restricted cash	6,642	1,495
Other, net	(227)	(577)

Net cash used by investing activities	(19,689)	(4,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(35,462)	(17,334)
Issuance of long-term debt	20,000	—
Decrease in bank loans	(94,000)	(70,000)

Net cash used by financing activities	(109,462)	(87,334)

Cash and cash equivalents (decrease) increase	$(652)	$7,120

CASH AND CASH EQUIVALENTS:
End of period	$15,555	$10,062
Beginning of period	16,207	2,942

(Decrease) increase	$(652)	$7,120

See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
1. Basis of Presentation
UGI Utilities, Inc., a wholly owned subsidiary of UGI Corporation (“UGI”), and its wholly owned subsidiary UGI Penn Natural Gas, Inc. (“UGIPNG”), own and operate (1) natural gas distribution utilities in eastern and northeastern Pennsylvania (“UGI Gas” and “PNG Gas,” respectively) and (2) an electric distribution utility in northeastern Pennsylvania (“Electric Utility”). UGI Gas and PNG Gas are collectively referred to as “Gas Utility.” Effective January 1, 2007, UGI Gas contributed its heating, ventilation and air conditioning services business to its wholly owned second-tier subsidiary, UGI HVAC Services, Inc. UGI HVAC Services, Inc. (“UGI HVAC”), and UGIPNG’s wholly owned subsidiary UGI Penn Natural Gas Services, Inc (collectively, the “HVAC Business”), operate principally within the Gas Utility service territory. Effective April 1, 2008, UGI Utilities transferred by dividend its ownership interest in UGI HVAC to UGI.
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
Restricted Cash. Restricted cash represents cash balances in our natural gas futures brokerage accounts which are restricted from withdrawal.
Comprehensive Income. The following table presents the components of comprehensive income for the three and six months ended March 31, 2008 and 2007:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net income	$43,086	$44,708	$71,719	$64,467
Other comprehensive income (loss)	191	390	(87)	(2)

Comprehensive income	$43,277	$45,098	$71,632	$64,465

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Other comprehensive income (loss) principally comprises net changes in the fair value of an electricity price swap agreement through its expiration on December 31, 2007 and, in the three and six months ended March 31, 2007, changes in the fair value of interest rate protection agreements qualifying as hedges, net of reclassifications to net income in all periods presented.
Natural Gas Inventories. UGI Utilities has storage contract administrative agreements pursuant to which UGI Utilities has, among other things and subject to recall for operational purposes, released certain storage and transportation contracts for the term of the storage agreements. These agreements are currently scheduled to expire on October 31, 2008. UGI Utilities also transferred certain associated storage inventories upon commencement of the storage agreements, will receive a transfer of storage inventories at the end of the storage agreements, and makes payments associated with refilling storage inventories during the term of such agreements. UGI Utilities reflects the historical cost of natural gas storage inventories released under these agreements, which represent a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreements but not yet replenished) on its balance sheets under the caption “Inventories.” The carrying value of gas storage inventories released under these agreements at March 31, 2008, September 30, 2007 and March 31, 2007, comprising 2.3 billion cubic feet (“bcf”), 8.2 bcf, and 1.7 bcf of natural gas, was $17,868, $66,113 and $14,973, respectively.
Reclassifications. We have reclassified certain prior-year period balances to conform to the current-period presentation.
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
We join with UGI and its subsidiaries in filing a consolidated federal income tax return. We are charged or credited for our share of current taxes resulting from the effects of our transactions in the UGI consolidated federal income tax return including giving effect to intercompany transactions. UGI’s federal income tax returns are effectively settled through the tax year 2004. UGI’s federal income tax returns for fiscal 2005 and fiscal 2006 are currently under audit. Although it is not possible to predict with certainty the timing of the conclusion of UGI’s pending federal tax audits, we anticipate that the aforementioned federal tax audits will likely be completed by the end of fiscal 2008. Although we cannot predict with certainty, we do not anticipate that our unrecognized federal income tax benefits will significantly increase or decrease during the next twelve months.
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
Recently Issued Accounting Pronouncements. In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures in the following areas: (1) qualitative disclosures about the overall objectives and strategies for using derivatives; (2) quantitative disclosures on the fair value of the derivative instruments and related gains and losses in a tabular format; and (3) credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of the provisions of SFAS 161.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R establishes, among other things, principles and requirements for how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (3) determines what information with respect to a business combination should be disclosed. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Among the more significant changes in accounting for acquisitions are (1) transaction costs will generally be expensed (rather than being included as costs of the acquisition); (2) contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations (rather than as adjustments to the purchase price); and (3) decreases in valuation allowances on acquired deferred tax assets will be recognized in operations (rather than decreases in goodwill). We are currently evaluating the impact of the provisions of SFAS 141R.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require, among other things, (1) ownership interests in subsidiaries held by parties other than the parent be presented within stockholder’s equity, but separate from the parent’s equity; (2) earnings attributable to minority interests will be included in net earnings, although such earnings will continue to be deducted to measure earnings per share; (3) changes in a parent’s ownership interest while retaining control be accounted for as equity transactions; and (4) any retained noncontrolling equity investments in a former subsidiary be initially measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact of the provisions of SFAS 160.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued two final staff positions (“FSPs”) amending SFAS 157. FSP SFAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The standard, as amended, applies prospectively to new fair value measurements for the Company as follows: on October 1, 2008 the standard will apply to our measurements of fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; on October 1, 2009, the standard will apply to all remaining fair value measurements including nonrecurring measurements of non-financial assets and liabilities such as measurement of potential impairments of goodwill, other intangible assets and other long-lived assets. It will also apply to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations. We are currently evaluating the impact of the provisions of SFAS 157.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
As previously mentioned, effective January 1, 2007, UGI Utilities contributed its heating, ventilation and air conditioning services business to its wholly-owned second-tier subsidiary, UGI HVAC Services, Inc. The HVAC Business does not meet the quantitative thresholds for separate segment reporting under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and has been included in “Other” effective January 1, 2007. Prior periods have not been restated. Effective April 1, 2008, UGI Utilities transferred by dividend its ownership interest in UGI HVAC to UGI.
Financial information by business segment follows:
Three Months Ended March 31, 2008:

	Reportable Segments

		Gas	Electric
	Total	Utility	Utility	Other

Revenues	$519,998	$476,803	$38,597	$4,598
Cost of sales	381,893	355,120	24,227	2,546
Depreciation and amortization	10,349	9,454	889	6
Operating income (loss)	81,669	75,582	6,413	(326)
Interest expense	10,101	9,577	524	—
Income (loss) before income taxes	71,568	66,005	5,889	(326)

Total assets at period end	$1,729,503	$1,603,593	$120,409	$5,501

Goodwill at period end	$162,309	$162,309	$—	$—

Three Months Ended March 31, 2007:

	Reportable Segments

		Gas	Electric
	Total	Utility	Utility	Other

Revenues	$498,816	$458,999	$34,877	$4,940
Cost of sales	357,370	334,175	20,835	2,360
Depreciation and amortization	10,424	9,593	822	9
Operating income	85,001	77,946	6,728	327
Interest expense	11,074	10,407	667	—
Income before income taxes	73,927	67,539	6,061	327

Total assets at period end	$1,643,297	$1,522,516	$113,817	$6,964

Goodwill at period end	$162,633	$162,633	$—	$—

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Six Months Ended March 31, 2008:

	Reportable Segments

		Gas	Electric
	Total	Utility	Utility	Other

Revenues	$884,386	$803,445	$70,533	$10,408
Cost of sales	638,832	591,901	41,897	5,034
Depreciation and amortization	20,580	18,802	1,769	9
Operating income	140,278	125,650	13,872	756
Interest expense	21,001	19,935	1,066	—
Income before income taxes	119,277	105,715	12,806	756

Total assets at period end	$1,729,503	$1,603,593	$120,409	$5,501

Goodwill at period end	$162,309	$162,309	$—	$—

Six Months Ended March 31, 2007:

	Reportable Segments

		Gas	Electric
	Total	Utility	Utility	Other

Revenues	$798,140	$733,428	$59,772	$4,940
Cost of sales	563,346	527,975	33,011	2,360
Depreciation and amortization	20,658	18,887	1,762	9
Operating income	129,442	116,177	12,938	327
Interest expense	22,496	21,178	1,318	—
Income before income taxes	106,946	94,999	11,620	327

Total assets at period end	$1,643,297	$1,522,516	$113,817	$6,964

Goodwill at period end	$162,633	$162,633	$—	$—

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
3. Regulatory Assets and Liabilities and Regulatory Matters
The following regulatory assets and liabilities associated with Gas Utility and Electric Utility are included in our accompanying Condensed Consolidated Balance Sheets:

	March 31,	September 30,	March 31,
	2008	2007	2007
Regulatory assets:
Income taxes recoverable	$73,059	$72,040	$65,776
Postretirement benefits	4,476	4,868	5,181
Environmental costs	9,009	8,255	8,255
Deferred fuel costs	—	14,782	—
Other	4,635	3,827	3,243

Total regulatory assets	$91,179	$103,772	$82,455

Regulatory liabilities:
Postretirement benefits	$8,093	$7,502	$4,507
Deferred fuel refunds	68,202	—	12,695

Total regulatory liabilities	$76,295	$7,502	$17,202

Income taxes recoverable. This regulatory asset is the result of recording, as required by SFAS No. 109, “Accounting for Income Taxes,” deferred tax liabilities pertaining to temporary tax differences principally as a result of the pass through to ratepayers of accelerated tax depreciation for state income tax purposes, and the flow through of accelerated tax depreciation for federal income tax purposes for certain years prior to 1981. These deferred taxes have been reduced by deferred tax assets pertaining to utility deferred investment tax credits. The Company has recorded regulatory income tax assets related to these deferred tax liabilities representing future revenues expected to be recovered through the ratemaking process. Based upon current regulatory ratemaking and income tax laws, at March 31, 2008, the Company expects to recover deferred income taxes associated with these temporary differences over the average remaining lives of the associated property ranging from 1 to approximately 50 years.
Postretirement benefits. The PUC has authorized the Company to recover certain early retirement benefit costs as well as other postretirement benefit costs incurred subsequent to the adoption of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”), but prior to such amounts being reflected in tariff rates. These costs are reflected as regulatory assets in the table above. At March 31, 2008, the Company expects to recover these costs over periods ranging from 2 to 13 years.
Gas Utility and Electric Utility are also recovering ongoing SFAS 106 costs at amounts permitted by the PUC in prior base rate proceedings. With respect to UGI Gas and Electric Utility, the difference between the amounts recovered through rates and the actual costs incurred in accordance with SFAS 106 are being deferred for future refund to or recovery from ratepayers. Such amounts are reflected in regulatory liabilities in the table above. In addition, upon the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”) on September 30, 2007, UGI Utilities’ postretirement regulatory liability was increased by $2,298 representing the recognition of the funded status of UGI Gas’ and Electric Utility’s postretirement benefit plan.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Environmental costs. Environmental costs represent the portion of estimated probable environmental remediation and investigation costs that the Company expects to incur in conjunction with the UGIPNG Multi-State Remediation Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (see note 5). The Company is currently recovering and expects to continue to recover these costs in rates. At March 31, 2008, the Company expects to recover these costs over a period of 12 years.
Deferred fuel costs and refunds. Gas Utility’s tariffs contain clauses which permit recovery of certain purchased gas costs through the application of purchased gas costs (“PGC”) rates. The clauses provide for periodic adjustments to PGC rates for differences between the total amount of purchased gas costs collected from customers and recoverable costs incurred. Net undercollected gas costs are classified as a regulatory asset and net overcollections are classified as a regulatory liability. Gas Utility uses derivative financial instruments to reduce volatility in the cost of gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on derivative financial instruments are included in deferred fuel refunds or costs. Unrealized gains and (losses) on such contracts at March 31, 2008, September 31, 2007, and March 31, 2007 were $39,464, ($596) and $1,702, respectively. The Company expects to recover or refund deferred fuel costs generally over a period of 1 to 2 years.
Other. Other regulatory assets comprise a number of items including, among others, deferred asset retirement costs, deferred rate case expenses, customer choice implementation costs and deferred software development costs. At March 31, 2008, the Company expects to recover these costs over periods of 1 to 5 years.
The Company’s regulatory liabilities relating to postretirement benefits are included in “other noncurrent liabilities” on the Condensed Consolidated Balance Sheets. The Company does not recover a rate of return on its regulatory assets.
Other Regulatory Matters
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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
In accordance with the POLR Settlement, Electric Utility may increase its POLR rates up to certain limits through December 31, 2009. Consistent with the terms of the POLR Settlement, Electric Utility increased its POLR rates effective January 1, 2008 which increased the average cost to a residential heating customer by approximately 5.5% over such costs in effect during calendar 2007. Electric Utility also increased its POLR rates effective January 1, 2007 which increased the average cost to a residential heating customer by approximately 35% over such costs in effect during calendar year 2006. New PUC default service regulations became effective on September 15, 2007, but do not disturb Electric Utility’s POLR Settlement through 2009. Under the default service regulations, Electric Utility will be required to file a default service plan with the PUC in 2008 that will establish the terms and conditions under which it will offer POLR service commencing 2010.
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
Net periodic pension expense and other postretirement benefit costs relating to our employees include the following components:

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Service cost	$1,270	$1,386	$67	$65
Interest cost	4,453	4,288	212	242
Expected return on assets	(5,693)	(5,469)	(159)	(152)
Amortization of:
Prior service cost (benefit)	8	61	(97)	(55)
Actuarial loss	—	217	17	37

Net benefit cost	38	483	40	137
Change in regulatory assets and liabilities	—	—	818	714

Net expense	$38	$483	$858	$851

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Service cost	$2,541	$2,766	$134	$130
Interest cost	8,906	8,565	424	485
Expected return on assets	(11,386)	(10,925)	(318)	(303)
Amortization of:
Prior service cost (benefit)	15	121	(194)	(110)
Actuarial loss	—	433	34	74

Net benefit cost	76	960	80	276
Change in regulatory assets and liabilities	—	—	1,635	1,429

Net expense	$76	$960	$1,715	$1,705

Pension Plans assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any contributions to the Pension Plans during the year ending September 30, 2008. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to fund and pay UGI Gas and Electric Utility’s postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The difference between the annual amount calculated and the amount included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the six months ended March 31, 2008, nor are they expected to be material for the year ending September 30, 2008.
We also sponsor an unfunded and non-qualified supplemental executive retirement income plan. Net benefit costs associated with this plan for all periods presented was not material.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
5. Commitments and Contingencies
From the late 1800s through the mid-1900s, UGI Utilities and its former subsidiaries owned and operated a number of manufactured gas plants (“MGPs”) prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MGPs. Between 1882 and 1953, UGI Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the businesses of some gas companies under agreement. Pursuant to the requirements of the Public Utility Holding Company Act of 1935, UGI Utilities divested all of its utility operations other than those which now constitute UGI Gas and Electric Utility by the early 1950s. At March 31, 2008, neither the Company’s undiscounted amount nor its accrued liability for environmental investigation and cleanup costs was material.
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
6. Related Party Transactions
UGI provides certain financial and administrative services to UGI Utilities. UGI bills UGI Utilities monthly for all direct expenses incurred by UGI on behalf of UGI Utilities, and an allocated share of indirect corporate expenses incurred or paid with respect to services provided to UGI Utilities. The allocation of indirect UGI corporate expenses to UGI Utilities utilizes a weighted, three-component formula comprising revenues, operating expenses and net assets employed and considers UGI Utilities’ relative percentage of such items to the total of such items for UGI’s other operating subsidiaries for which general and administrative services are provided. Management believes that this allocation method is reasonable and equitable to UGI Utilities. These billed expenses are classified as operating and administrative expenses — related parties in the Condensed Consolidated Statements of Income. In addition, UGI Utilities provides limited administrative services to UGI and certain of UGI’s subsidiaries, principally payroll related services. Amounts billed to these entities by UGI Utilities for all periods presented were not material.
UGI Utilities has entered into a Storage Contract Administration Agreement (“Storage Agreement”) extending through October 31, 2008 with UGI Energy Services, Inc., a second-tier wholly owned subsidiary of UGI (“Energy Services”). Under the Storage Agreement UGI Utilities has, among other things, and subject to recall for operational purposes, released certain storage and transportation contracts to Energy Services for the term of the Storage Agreement. UGI Utilities also transferred certain associated storage inventories upon the commencement of the Storage Agreement, will receive a transfer of storage inventories at the end of the Storage Agreement, and makes payments associated with refilling storage inventories during the term of the Storage Agreement. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the Storage Agreement. UGI Utilities incurred costs associated with the Storage Agreement totaling $5,721 and $22,156 during the three and six months ended March 31, 2008, respectively, and $5,765 and $20,899 during the three and six months ended March 31, 2007, respectively.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
The carrying value of gas storage inventories released under the Storage Agreement at March 31, 2008, comprising approximately 1.9 billion cubic feet of natural gas, was $16,026. The carrying value of these gas storage inventories at September 30, 2007, comprising approximately 8.2 billion cubic feet of natural gas, was $66,113. The carrying value of these gas storage inventories at March 31, 2007, comprising approximately 1.7 billion cubic feet of natural gas, was $14,973.
Gas Utility has gas supply and delivery service agreements with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility during the peak heating-season months of November to March. In addition, from time to time, Gas Utility purchases natural gas or pipeline capacity from Energy Services. The aggregate amount of these transactions (exclusive of Storage Agreement transactions) during the three and six months ended March 31, 2008 totaled $18,938 and $36,185, respectively, and during the three and six months ended March 31, 2007 totaled $17,887 and $27,814, respectively.
From time to time, the Company sells natural gas or pipeline capacity to Energy Services. During the three and six months ended March 31, 2008, revenues associated with sales to Energy Services totaled $17,954 and $28,643, respectively. During the three and six months ended March 31, 2007, revenues associated with sales to Energy Services totaled $13,936 and $21,655, respectively. These transactions did not have a material effect on the Company’s results of operations.
7. Issuance of Long-Term Debt
In January 2008, UGI Utilities issued $20,000 of Medium-Term Notes due January 2018 bearing interest at a rate of 5.67%. The proceeds from the issuance of the $20,000 of Medium-Term Notes were used to reduce borrowings under UGI Utilities’ Revolving Credit Agreement.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
8. Proposed Acquisition of PPL Gas Utilities
On March 5, 2008, UGI Utilities signed a definitive agreement to acquire all of the issued and outstanding stock of PPL Gas Utilities Corporation (“PPL Gas”), the natural gas distribution utility of PPL Corporation (“PPL”) (the “Acquisition”), for approximately $268,000 plus working capital. Immediately after the closing, UGI Utilities intends to sell the assets of PPL Gas’ wholly owned subsidiary Penn Fuel Propane, LLC (“Penn Fuel”), its retail propane distributor, to AmeriGas Propane, L.P. for cash consideration. PPL Gas distributes natural gas to approximately 75,000 customers in 35 counties in eastern and central Pennsylvania, and also distributes natural gas to several hundred customers in portions of one Maryland county. Penn Fuel sells approximately 15 million gallons of propane annually to more than 30,000 customers in eastern Pennsylvania. UGI Utilities expects to fund the acquisition of PPL Gas and Penn Fuel with a combination of cash on the balance sheet contributed by UGI and long-term debt issued by UGI Utilities.
The Acquisition is subject to PUC and Maryland Public Service Commission approval and is currently expected to close on or about September 30, 2008.

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

UGI UTILITIES, INC. AND SUBSIDIARIES
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare our results of operations for the three months ended March 31, 2008 (“2008 three-month period”) with the three months ended March 31, 2007 (“2007 three-month period”) and the six months ended March 31, 2008 (“2008 six-month period”) with the six months ended March 31, 2007 (“2007 six-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements.
2008 three-month period compared with 2007 three-month period

			Increase
Three Months Ended March 31,	2008	2007	(Decrease)
(Millions of dollars)

Gas Utility:
Revenues	$476.8	$459.0	$17.8	3.9%
Total margin (a)	$121.7	$124.8	$(3.1)	(2.5)%
Operating income	$75.6	$77.9	$(2.3)	(3.0)%
Income before income taxes	$66.0	$67.5	$(1.5)	(2.2)%
System throughput — bcf	49.6	49.8	(0.2)	(0.4)%
Heating degree days — % (warmer) colder than normal (b)	(4.2)%	1.4%	—	—

Electric Utility:
Revenues	$38.6	$34.9	$3.7	10.6%
Total margin (a)	$12.2	$12.1	$0.1	0.8%
Operating income	$6.4	$6.7	$(0.3)	(4.5)%
Income before income taxes	$5.9	$6.1	$(0.2)	(3.3)%
Distribution sales — gwh	279.1	281.9	(2.8)	(1.0)%

bcf — billions of cubic feet. gwh — millions of kilowatt-hours.

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $2.2 million and $2.0 million during the three-month periods ended March 31, 2008 and 2007, respectively. For financial statement purposes, revenue-related taxes are included in “Taxes other than income taxes” in the Condensed Consolidated Statements of Income.

(b)
Deviation from average heating degree days for the 30-year period 1975-2004 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Gas Utility. Temperatures in the Gas Utility service territory based upon heating degree days were 4.2% warmer than normal compared with temperatures that were 1.4% colder than normal in the prior-year period. Total distribution throughput decreased 0.2 bcf in the 2008 three-month period reflecting the effects of the warmer 2008 three-month period weather on throughput to Gas Utility’s core market customers. Gas Utility’s core market customers comprise firm- residential, commercial and industrial (“retail core-market”) customers, who purchase their gas from Gas Utility, and, to a much lesser extent, residential and small commercial and industrial (“core market transportation”) customers who purchase their gas from alternate suppliers.

UGI UTILITIES, INC. AND SUBSIDIARIES
Gas Utility revenues increased $17.8 million principally reflecting a $20.2 million increase in revenues from off-system sales. Core market revenues were virtually unchanged in the 2008 three-month period as the revenue effects of lower core market volumes resulting from the warmer 2008 three-month period weather were offset by the effects on revenues from higher average retail core-market purchased gas cost (“PGC”) rates. Increases or decreases in retail core-market customer revenues and cost of sales principally result from changes in retail core-market volumes and the level of costs collected through the PGC recovery mechanism. Under the PGC recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility’s cost of gas was $355.1 million in the 2008 three-month period compared with $334.2 million in the 2007 three-month period principally reflecting the increase in off-system sales and higher average retail core-market PGC rates reduced by the effects of the lower retail core-market sales.
Gas Utility total margin decreased $3.1 million principally reflecting a $4.0 million decrease in core market margin partially offset by greater interruptible and large firm delivery service total margin.
The decreases in Gas Utility operating income and income before income taxes principally reflects the previously mentioned decrease in total margin and slightly higher operating and administrative costs partially offset by a $1.1 million increase in other income and, with respect to income before income taxes, slightly lower interest expense.
Electric Utility. Electric Utility’s kilowatt-hour sales in the 2008 three-month period were slightly lower than in the prior year. Electric Utility revenues increased $3.7 million principally as a result of higher Provider of Last Resort (“POLR”) rates and, to a lesser extent, greater revenues from spot market sales of electricity. In accordance with the terms of its June 2006 POLR Settlement, Electric Utility increased its POLR rates effective January 1, 2008. This increase raised the average cost to a residential heating customer by approximately 5.5% over costs in effect during calendar year 2007. Electric Utility cost of sales increased to $24.2 million in the 2008 three-month period from $20.8 million in the prior year reflecting higher per-unit purchased power costs partially offset by the lower sales.
Electric Utility total margin increased $0.1 million during the 2008 three-month period reflecting the effects of the higher POLR rates partially offset by the higher per-unit purchased power costs and lower sales.

UGI UTILITIES, INC. AND SUBSIDIARIES
The decrease in Electric Utility operating income and income before income taxes in the 2008 three-month period reflects the slightly higher total margin more than offset by slightly higher operating and administrative costs.
2008 six-month period compared with 2007 six-month period

Six Months Ended March 31,	2008	2007	Increase
(Millions of dollars)

Gas Utility:
Revenues	$803.4	$733.4	$70.0	9.5%
Total margin (a)	$211.5	$205.4	$6.1	3.0%
Operating income	$125.7	$116.2	$9.5	8.2%
Income before income taxes	$105.7	$95.0	$10.7	11.3%
System throughput — bcf	89.1	83.2	5.9	7.1%
Heating degree days — % warmer than normal (b)	5.0%	5.4%	—	—

Electric Utility:
Revenues	$70.5	$59.8	$10.7	17.9%
Total margin (a)	$24.6	$23.5	$1.1	4.7%
Operating income	$13.9	$12.9	$1.0	7.8%
Income before income taxes	$12.8	$11.6	$1.2	10.3%
Distribution sales — gwh	533.5	530.9	2.6	0.5%

bcf — billions of cubic feet. gwh — millions of kilowatt-hours.

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $4.0 million and $3.3 million during the six-month periods ended March 31, 2008 and 2007, respectively. For financial statement purposes, revenue-related taxes are included in “Taxes other than income taxes” in the Condensed Consolidated Statements of Income.

(b)
Deviation from average heating degree days for the 30-year period 1975-2004 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Gas Utility. Temperatures in the Gas Utility service territory based upon heating degree days were 5.0% warmer than normal compared with temperatures that were 5.4% warmer than normal in the prior-year period. Total distribution throughput increased 5.9 bcf in the 2008 six-month period principally reflecting greater interruptible and large firm delivery service volumes, an increase in the number of Gas Utility customers and, to a much lesser extent, the effects of the slightly colder weather on core market throughput.
Gas Utility revenues increased $70.0 million principally reflecting the effects of higher average PGC rates on retail core-market revenues and a $32.2 million increase in revenues from off-system sales. Gas Utility’s cost of sales was $591.9 million in the 2008 six-month period compared with $528.0 million in the 2007 six-month period principally reflecting the increase in retail core-market PGC rates and the greater off-system sales.

UGI UTILITIES, INC. AND SUBSIDIARIES
Gas Utility total margin increased $6.1 million primarily reflecting an increase in core market margin of $4.6 million from the higher core market throughput. The increase in total margin also reflects higher margin from large firm and interruptible delivery service customers reflecting 2008 higher six-month period volumes and higher unit margins.
The increases in Gas Utility operating income and income before income taxes reflects the previously mentioned increase in total margin, a $3.1 million increase in other income, and slightly lower operating and administrative expenses and, with respect to income before income taxes, slightly lower interest expense. The higher other income reflects in large part greater PGC interest income and storage contract fees.
Electric Utility. Electric Utility’s kilowatt-hour sales increased 0.5% in the 2008 six-month period reflecting in part the effects of colder weather compared with the prior year. Electric Utility revenues increased $10.7 million principally as a result of higher POLR rates and, to a much lesser extent, the effects of the greater kilowatt-hour sales. Electric Utility cost of sales increased to $41.9 million in the 2008 six-month period from $33.0 million in the prior year reflecting higher per-unit purchased power costs and the greater sales.
Electric Utility total margin increased $1.1 million during the 2008 six-month period reflecting the effects of the higher POLR rates partially offset by the higher per-unit purchased power costs and higher revenue-related taxes.
The increase in Electric Utility operating income and income before income taxes in the 2008 six-month period reflects the higher total margin, slightly higher operating and administrative costs and, with respect to income before income taxes, slightly lower interest expense.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Company’s total debt outstanding at March 31, 2008 was $628.0 million compared to total debt outstanding of $702.0 million at September 30, 2007. UGI Utilities’ total debt at March 31, 2008 includes $275 million of Senior Notes, $257 million of Medium-Term Notes and $96 million outstanding under UGI Utilities Revolving Credit Agreement. In January 2008, UGI Utilities issued $20 million of 5.67% Medium-Term Notes due January 2018 and used the proceeds to reduce bank loan borrowings under its Revolving Credit Agreement.

UGI UTILITIES, INC. AND SUBSIDIARIES
UGI Utilities has a $350 million Revolving Credit Agreement which expires in August 2011. At March 31, 2008, UGI Utilities had $96 million of borrowings outstanding under its Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement are classified as bank loans on the Condensed Consolidated Balance Sheets. During the six months ended March 31, 2008 and 2007, average daily bank loan borrowings were $190.1 million and $214.6 million, respectively, and peak bank loan borrowings totaled $267 million and $259 million, respectively. Because of the Company’s seasonal cash needs, peak bank loan borrowings typically occur during the peak heating season months of December and January.
UGI Utilities also has an effective shelf registration statement with the SEC under which it may issue Medium-Term Notes or other debt securities. UGI Utilities has authority from the PUC to issue an additional $35 million of Medium-Term Notes under this shelf registration.
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
Cash flow provided by operating activities was $128.5 million during the 2008 six-month period compared with $99.1 million in the prior-year six-month period. Cash flow from operating activities before changes in operating working capital declined slightly to $96.9 million in the 2008 six-month period compared to $103.0 million in the prior-year six-month period principally due to lower non-cash charges for deferred income taxes partially offset by the higher 2008 six-month period earnings. Changes in operating working capital provided $31.6 million of operating cash flow during the 2008 six-month period compared with $4.0 million of operating cash flow used during the prior-year six-month period. The greater cash flow from changes in operating working capital in the 2008 six-month period compared with the 2007 six-month period principally reflects the timing of cash recoveries in excess of purchased gas costs through Gas Utility’s PGC recovery mechanism which increased cash flow from operations by $46.3 million offset by the timing of cash payments for accounts payable which decreased cash flow from operating activities by $11.4 million.
Investing activities. Cash used by investing activities was $19.7 million in the 2008 six-month period compared to $4.6 million in the 2007 six-month period which is net of a $23.7 million payment by Southern Union Company (“SU”) to UGI Utilities associated with UGI Utilities’ August 2006 acquisition of the PG Energy Division of SU. Capital expenditures in the 2008 six- month period were $3.1 million lower than the prior-year period principally reflecting lower cash used for Gas Utility capital expenditures.

UGI UTILITIES, INC. AND SUBSIDIARIES
Financing activities. Cash used by financing activities was $109.5 million in the 2008 six-month period compared with cash used by financing activities of $87.3 million in the 2007 six-month period. Financing activity cash flows are primarily the result of issuances and repayments of long-term debt, net borrowings and repayments under our Revolving Credit Agreement, cash dividends paid to UGI, and capital contributions from UGI. We paid cash dividends to UGI totaling $35.5 million and $17.3 million during the 2008 and 2007 six-month periods, respectively. During the 2008 six-month period, net bank loan repayments totaled $94 million compared with net bank loan repayments of $70 million in the prior-year six-month period. During the 2008 six-month period, UGI Utilities issued $20 million of Medium-Term Notes due January 2018 the proceeds of which were used to reduce bank loan borrowings under the Revolving Credit Agreement.
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
Proposed Acquisition of PPL Gas Utilities
On March 5, 2008, UGI Utilities signed a definitive agreement to acquire all of the issued and outstanding stock of PPL Gas Utilities Corporation (“PPL Gas”), the natural gas distribution utility of PPL Corporation (“PPL”) (the “Acquisition”), for approximately $268 million plus working capital. Immediately after the closing, UGI Utilities intends to sell the assets of PPL Gas’ wholly owned subsidiary Penn Fuel Propane, LLC (“Penn Fuel”), its retail propane distributor, to AmeriGas Propane, L.P. for cash consideration. PPL Gas distributes natural gas to approximately 75,000 customers in 35 counties in eastern and central Pennsylvania, and also distributes natural gas to several hundred customers in portions of one Maryland county. Penn Fuel sells approximately 15 million gallons of propane annually to more than 30,000 customers in eastern Pennsylvania. UGI Utilities expects to fund the acquisition of PPL Gas and Penn Fuel with a combination of cash on the balance sheet contributed by UGI and long-term debt issued by UGI Utilities.
The Acquisition is subject to PUC and Maryland Public Service Commission approval and is currently expected to close on or about September 30, 2008.

UGI UTILITIES, INC. AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Gas Utility’s tariffs contain clauses that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to its customers. The recovery clauses provide for a periodic adjustment for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with Gas Utility operations. Gas Utility uses derivative financial instruments including exchange-traded natural gas futures contracts to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism. Changes in market values of these contracts may require cash deposits in margin accounts with brokers, some or all of which may be restricted from withdrawal. At March 31, 2008, Gas Utility had no restricted cash associated with natural gas futures accounts with brokers.
Electric Utility purchases its electric power needs from electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market. Wholesale prices for electricity can be volatile especially during periods of high demand or tight supply. In accordance with POLR settlements approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through March 31, 2009. Electric Utility’s fixed-price contracts with electricity suppliers mitigate most risks associated with the POLR service rate limits in effect through December 2009. With respect to its existing fixed-price power contracts, should any of the counterparties fail to provide electric power under the terms of such contracts, any increases in the cost of replacement power could negatively impact Electric Utility results. In order to reduce this nonperformance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them.
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
The fair values of our unsettled market risk sensitive derivative instruments reflected in our condensed consolidated balance sheets represent the estimated amount that we would expect to receive or pay to terminate the contract based upon quoted market prices of comparable contracts. Other than Gas Utility’s exchange-traded natural gas futures contracts which are included in Gas Utility’s PGC recovery mechanism, there were no unsettled derivative instruments outstanding at March 31, 2008.

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
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Incorporation by Reference
Exhibit
No.	Exhibit	Registrant	Filing	Exhibit

10.1	Stock Purchase Agreement by and between PPL Corporation, as Seller, and UGI Utilities, Inc., as Buyer, dated as of March 5, 2008.	UGI Utilities, Inc.	Form 8-K (3/5/08)	10.1

10.2	Amendment dated May 2, 2008 to the Stock Purchase Agreement by and between PPL Corporation, as Seller, and UGI Utilities, Inc., as Buyer, dated as of March 5, 2008.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UGI UTILITIES, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UGI Utilities, Inc. (Registrant)
Date: May 9, 2008	By:	/s/ John C. Barney
John C. Barney
Senior Vice President - Finance and Chief Financial Officer

UGI UTILITIES, INC.
EXHIBIT INDEX
10.2	Amendment dated May 2, 2008 to the Stock Purchase Agreement by and between PPL Corporation, as Seller, and UGI Utilities, Inc., as Buyer, dated March 5, 2008.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.