Form 10-Q
period 2008-06-30
UGI UTILITIES INC
filed 2008-08-08
CIK 100548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☐ No ☑
At July 31, 2008, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

UGI UTILITIES, INC. AND SUBSIDIARIES

PAGES

Part I Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2008, September 30, 2007 and June 30, 2007	1

Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2008 and 2007	2

Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2008 and 2007	3

Notes to Condensed Consolidated Financial Statements	4 - 20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21 - 28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29 - 30

Item 4T. Controls and Procedures	31

Part II Other Information

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 6. Exhibits	33

Signatures	34

Exhibit 10.1
Exhibit 10.2
Exhibit 12.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32

-i-

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	June 30,	September 30,	June 30,
	2008	2007	2007
ASSETS

Current assets:
Cash and cash equivalents	$8,401	$16,207	$4,777
Restricted cash	—	6,642	4,358
Accounts receivable (less allowances for doubtful accounts of $14,751, $10,824 and $15,342, respectively)	114,500	74,696	104,512
Accounts receivable — related parties	7,589	1,450	2,591
Accrued utility revenues	22,253	17,889	20,950
Regulatory assets	—	14,782	3,797
Inventories	91,723	162,259	88,002
Deferred income taxes	21,654	6,673	12,746
Derivative financial instruments	51,298	1,201	2,556
Prepaid expenses & other current assets	3,128	4,331	2,672

Total current assets	320,546	306,130	246,961

Property, plant and equipment, at cost (less accumulated depreciation and amortization of $557,859, $536,132 and $529,076, respectively)	1,091,991	1,083,897	1,065,685

Goodwill	162,309	162,309	162,633
Regulatory assets	91,831	88,990	82,612
Other assets	8,719	7,712	24,647

Total assets	$1,675,396	$1,649,038	$1,582,538

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Bank loans	$30,000	$190,000	$108,000
Accounts payable	69,706	60,012	56,663
Accounts payable — related parties	23,253	15,871	13,839
Accrued income taxes	29,014	1,017	13,075
Deferred fuel refunds	87,926	—	7,494
Other current liabilities	63,572	76,535	59,834

Total current liabilities	303,471	343,435	258,905

Long-term debt	532,000	512,000	512,000
Deferred income taxes	191,646	175,012	172,710
Deferred investment tax credits	6,133	6,417	6,513
Other noncurrent liabilities	43,798	41,460	41,134

Total liabilities	1,077,048	1,078,324	991,262

Commitments and contingencies (note 5)

Common stockholder’s equity:
Common Stock, $2.25 par value (authorized - 40,000,000 shares; issued and outstanding - 26,781,785 shares)	60,259	60,259	60,259
Additional paid-in capital	346,758	346,758	345,801
Retained earnings	206,542	179,014	189,714
Accumulated other comprehensive loss	(15,211)	(15,317)	(4,498)

Total common stockholder’s equity	598,348	570,714	591,276

Total liabilities and stockholder’s equity	$1,675,396	$1,649,038	$1,582,538

See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$235,544	$221,687	$1,119,930	$1,019,827

Costs and expenses:
Cost of sales — gas, fuel and purchased power	165,082	145,881	803,914	709,227
Operating and administrative expenses	34,785	35,866	110,920	109,337
Operating and administrative expenses — related parties	2,524	2,331	9,332	8,958
Taxes other than income taxes	4,397	4,209	13,650	13,937
Depreciation and amortization	10,246	9,952	30,826	30,610
Other income, net	(1,548)	(1,284)	(9,048)	(6,416)

	215,486	196,955	959,594	865,653

Operating income	20,058	24,732	160,336	154,174
Interest expense	8,879	9,621	29,880	32,117

Income before income taxes	11,179	15,111	130,456	122,057
Income taxes	4,931	6,026	52,489	48,505

Net income	$6,248	$9,085	$77,967	$73,552

See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Nine Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,967	$73,552
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	30,826	30,610
Deferred income taxes, net	(931)	6,003
Provision for uncollectible accounts	13,831	12,890
Other, net	(390)	7,106
Net change in:
Accounts receivable and accrued utility revenues	(66,229)	(60,489)
Inventories	70,039	74,608
Deferred fuel costs, net of changes in unsettled derivatives	53,359	(8,736)
Accounts payable	17,585	8,818
Other current assets and liabilities	15,749	18,777

Net cash provided by operating activities	211,806	163,139

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(40,951)	(45,621)
PG Energy Acquisition working capital settlement	—	23,670
Decrease (increase) in restricted cash	6,642	(1,661)
Other, net	1,739	(1,022)

Net cash used by investing activities	(32,570)	(24,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(50,362)	(28,670)
Issuance of long-term debt	20,000	20,000
Decrease in bank loans	(160,000)	(108,000)
Cash portion of UGI HVAC dividend	(1,381)	—
Repayment of long-term debt	—	(20,000)
Other	4,701	—

Net cash used by financing activities	(187,042)	(136,670)

Cash and cash equivalents (decrease) increase	$(7,806)	$1,835

CASH AND CASH EQUIVALENTS:
End of period	$8,401	$4,777
Beginning of period	16,207	2,942

(Decrease) increase	$(7,806)	$1,835

See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
1.	Basis of Presentation

UGI Utilities, Inc., a wholly owned subsidiary of UGI Corporation (“UGI”), and its wholly owned subsidiary UGI Penn Natural Gas, Inc. (“UGIPNG”), own and operate (1) natural gas distribution utilities in eastern and northeastern Pennsylvania (“UGI Gas” and “PNG Gas,” respectively) and (2) an electric distribution utility in northeastern Pennsylvania (“Electric Utility”). UGI Gas and PNG Gas are collectively referred to as “Gas Utility.” Effective January 1, 2007, UGI Utilities, Inc. contributed its heating, ventilation and air conditioning services business to its wholly owned second-tier subsidiary, UGI HVAC Services, Inc. (“UGI HVAC”). UGI HVAC and UGIPNG’s wholly owned subsidiary UGI Penn HVAC Services, Inc. (collectively, the “HVAC Business”) operate principally within the Gas Utility service territory. Effective April 1, 2008, UGI Utilities transferred by dividend its ownership interest in UGI HVAC to UGI.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2007 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2007 (“Company’s 2007 Annual Report”). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Restricted Cash. Restricted cash represents cash balances in our natural gas futures brokerage accounts which are restricted from withdrawal.

Comprehensive Income. The following table presents the components of comprehensive income for the three and nine months ended June 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$6,248	$9,085	$77,967	$73,552
Other comprehensive income (loss)	193	(702)	106	(704)

Comprehensive income	$6,441	$8,383	$78,073	$72,848

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Other comprehensive income (loss) principally comprises net changes in the fair value of an electricity price swap agreement through its expiration on December 31, 2007, and in the three and nine months ended June 30, 2007, changes in the fair value of interest rate protection agreements qualifying as hedges, net of reclassifications to net income in all periods presented.
Natural Gas Inventories. UGI Utilities has storage contract administrative agreements pursuant to which UGI Utilities has, among other things and subject to recall for operational purposes, released certain storage and transportation contracts for the term of the storage agreements. These agreements are currently scheduled to expire on October 31, 2008. UGI Utilities also transferred certain associated storage inventories upon commencement of the storage agreements, will receive a transfer of storage inventories at the end of the storage agreements, and makes payments associated with refilling storage inventories during the term of such agreements. UGI Utilities reflects the historical cost of natural gas storage inventories released under these agreements, which represent a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreements but not yet replenished) on its balance sheets under the caption “Inventories.” The carrying value of gas storage inventories released under these agreements at June 30, 2008, September 30, 2007 and June 30, 2007, comprising 6.0 billion cubic feet (“bcf”), 8.2 bcf, and 4.8 bcf of natural gas, was $48,837, $66,113 and $38,710, respectively.
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
We join with UGI and its subsidiaries in filing a consolidated federal income tax return. We are charged or credited for our share of current taxes resulting from the effects of our transactions in the UGI consolidated federal income tax return including giving effect to intercompany transactions. UGI’s federal income tax returns are settled through the tax year 2004. UGI’s federal income tax returns for fiscal 2005 and fiscal 2006 are currently under audit. Although it is not possible to predict with certainty the timing of the conclusion of UGI’s pending federal tax audits, we anticipate that the aforementioned federal tax audits will likely be completed by the end of fiscal 2008. Although we cannot predict with certainty, we do not anticipate that our unrecognized federal income tax benefits will significantly increase or decrease during the next twelve months.
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
Recently Issued Accounting Pronouncements. In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 clarifies the sources of accounting principles and the framework to be followed in preparing financial statements in conformity with generally accepted accounting principles in the United States of America. We do not expect this standard to impact our financial statements.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the provisions of FSP SFAS 142-3.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures in the following areas: (1) qualitative disclosures about the overall objectives and strategies for using derivatives; (2) quantitative disclosures on the fair value of the derivative instruments and related gains and losses in a tabular format; and (3) credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of the provisions of SFAS 161 on our future disclosures.
In December 2007, the FASB issued SFAS 141R. SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R establishes, among other things, principles and requirements for how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (3) determines what information with respect to a business combination should be disclosed. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Among the more significant changes in accounting for acquisitions are (1) transaction costs will generally be expensed (rather than being included as costs of the acquisition); (2) contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations (rather than as adjustments to the purchase price); and (3) decreases in valuation allowances on acquired deferred tax assets will be recognized in operations (rather than decreases in goodwill). Generally, the effects of SFAS 141R will depend on future acquisitions.
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
In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP 39-1”). FSP 39-1 permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. In addition, upon the adoption, companies are permitted to change their accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. FSP 39-1 requires retrospective application for all periods presented. FSP 39-1 is effective for fiscal years beginning after November 15, 2007. FSP 39-1 is not expected to have a material effect on our earnings or financial position and will have no effect on our future cash flows.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued two final staff positions (“FSPs”) amending SFAS 157. FSP SFAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The standard, as amended, applies prospectively to new fair value measurements for the Company as follows: on October 1, 2008 the standard will apply to our measurements of fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; on October 1, 2009, the standard will apply to all remaining fair value measurements including nonrecurring measurements of non-financial assets and liabilities such as measurement of potential impairments of goodwill, other intangible assets and other long-lived assets. It will also apply to non-financial assets acquired and liabilities assumed that are initially measured at fair value in a business combination but that are not subject to remeasurement at fair value in subsequent periods. SFAS 157 is not expected to have a material effect on our earnings or financial position and will have no effect on our future cash flows.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Financial information by business segment follows:
Three Months Ended June 30, 2008:

		Reportable Segments
		Gas	Electric
	Total	Utility	Utility	Other
Revenues	$235,544	$202,145	$32,761	$638
Cost of sales	165,082	147,358	17,724	—
Depreciation and amortization	10,246	9,326	920	—
Operating income	20,058	12,412	7,535	111
Interest expense	8,879	8,404	475	—
Income before income taxes	11,179	4,008	7,060	111

Total assets at period end	$1,675,396	$1,558,530	$115,879	$987

Goodwill at period end	$162,309	$162,309	$—	$—

Three Months Ended June 30, 2007:

		Reportable Segments
		Gas	Electric
	Total	Utility	Utility	Other
Revenues	$221,687	$185,897	$29,873	$5,917
Cost of sales	145,881	128,261	15,221	2,399
Depreciation and amortization	9,952	9,111	847	(6)
Operating income	24,732	15,981	7,519	1,232
Interest expense	9,621	9,055	566	—
Income before income taxes	15,111	6,926	6,953	1,232

Total assets at period end	$1,582,538	$1,465,314	$109,810	$7,414

Goodwill at period end	$162,633	$162,633	$—	$—

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Nine Months Ended June 30, 2008:

		Reportable Segments
		Gas	Electric
	Total	Utility	Utility	Other
Revenues	$1,119,930	$1,005,590	$103,294	$11,046
Cost of sales	803,914	739,259	59,621	5,034
Depreciation and amortization	30,826	28,128	2,689	9
Operating income	160,336	138,063	21,407	866
Interest expense	29,880	28,339	1,541	—
Income before income taxes	130,456	109,724	19,866	866

Total assets at period end	$1,675,396	$1,558,530	$115,879	$987

Goodwill at period end	$162,309	$162,309	$—	$—

Nine Months Ended June 30, 2007:

		Reportable Segments
		Gas	Electric
	Total	Utility	Utility	Other
Revenues	$1,019,827	$919,325	$89,645	$10,857
Cost of sales	709,227	656,236	48,232	4,759
Depreciation and amortization	30,610	27,998	2,609	3
Operating income	154,174	132,158	20,457	1,559
Interest expense	32,117	30,233	1,884	—
Income before income taxes	122,057	101,925	18,573	1,559

Total assets at period end	$1,582,538	$1,465,314	$109,810	$7,414

Goodwill at period end	$162,633	$162,633	$—	$—

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
3.	Regulatory Assets and Liabilities and Regulatory Matters

The following regulatory assets and liabilities associated with Gas Utility and Electric Utility are included in our accompanying Condensed Consolidated Balance Sheets:

	June 30,	September 30,	June 30,
	2008	2007	2007
Regulatory assets:
Income taxes recoverable	$73,792	$72,040	$66,023
Postretirement benefits	4,497	4,868	5,044
Environmental costs	9,009	8,255	8,255
Deferred fuel costs	—	14,782	3,797
Other	4,533	3,827	3,290

Total regulatory assets	$91,831	$103,772	$86,409

Regulatory liabilities:
Postretirement benefits	$8,565	$7,502	$4,855
Deferred fuel refunds	87,926	—	7,494

Total regulatory liabilities	$96,491	$7,502	$12,349

Income taxes recoverable. This regulatory asset is the result of recording, as required by SFAS No. 109, “Accounting for Income Taxes,” deferred tax liabilities pertaining to temporary tax differences principally as a result of the pass through to ratepayers of accelerated tax depreciation for state income tax purposes, and the flow through of accelerated tax depreciation for federal income tax purposes for certain years prior to 1981. These deferred taxes have been reduced by deferred tax assets pertaining to utility deferred investment tax credits. The Company has recorded regulatory income tax assets related to these deferred tax liabilities representing future revenues expected to be recovered through the ratemaking process. Based upon current regulatory ratemaking and income tax laws, at June 30, 2008, the Company expects to recover deferred income taxes associated with these temporary differences over the average remaining lives of the associated property ranging from 1 to approximately 50 years.
Postretirement benefits. The PUC has authorized the Company to recover certain early retirement benefit costs as well as other postretirement benefit costs incurred subsequent to the adoption of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”), but prior to such amounts being reflected in tariff rates. These costs are reflected as regulatory assets in the table above. At June 30, 2008, the Company expects to recover these costs over periods ranging from 2 to 13 years.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Environmental costs. Environmental costs represent the portion of estimated probable environmental remediation and investigation costs that the Company expects to incur in conjunction with the UGIPNG Multi-State Remediation Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (see note 5). The Company is currently recovering and expects to continue to recover these costs in rates. At June 30, 2008, the Company expects to recover these costs over a period of 12 years.
Deferred fuel costs and refunds. Gas Utility’s tariffs contain clauses which permit recovery of certain purchased gas costs through the application of purchased gas costs (“PGC”) rates. The clauses provide for periodic adjustments to PGC rates for differences between the total amount of purchased gas costs collected from customers and recoverable costs incurred. Net undercollected gas costs are classified as a regulatory asset and net overcollections are classified as a regulatory liability. Gas Utility uses derivative financial instruments to reduce volatility in the cost of gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on derivative financial instruments are included in deferred fuel refunds or costs. Unrealized gains and (losses) on such contracts at June 30, 2008, September 30, 2007 and June 30, 2007 were $49,349, ($596) and ($1,602), respectively. The Company expects to recover or refund deferred fuel costs generally over a period of 1 to 2 years.
Other. Other regulatory assets comprise a number of items including, among others, deferred asset retirement costs, deferred rate case expenses, customer choice implementation costs and deferred software development costs. At June 30, 2008, the Company expects to recover these costs over periods of 1 to 5 years.
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
In accordance with PUC default service regulations effective September 15, 2007, Electric Utility filed default service procurement, implementation and contingency plans with the PUC on February 12, 2008. These plans, as modified by the terms of a May 2, 2008 settlement (“May 2 Settlement”), were approved on July 17, 2008, and do not affect Electric Utility’s existing POLR settlement effective through December 31, 2009. The approved plans specify how Electric Utility will solicit and acquire default service supplies for residential customers for the period of January 1, 2010 through May 31, 2014, and for commercial and industrial customers for the period of January 1, 2010 through May 31, 2011 (collectively the “Settlement Term”). Consistent with the May 2 Settlement, UGI Utilities will file a rate plan specifying how it will recover default service costs incurred for the Settlement Term on or before September 1, 2008. Under applicable statutory standards, Electric Utility is entitled to fully recover its default service costs.
4.	Defined Benefit Pension and Other Postretirement Plans

We sponsor two defined benefit pension plans (“Pension Plans”) for employees of UGI Utilities, UGIPNG, UGI, and certain of UGI’s other wholly owned domestic subsidiaries. In addition, we provide postretirement health care benefits to certain retirees and postretirement life insurance benefits to nearly all active and retired employees.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Net periodic pension expense and other postretirement benefit costs relating to our employees include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$1,271	$1,383	$66	$65
Interest cost	4,453	4,282	212	243
Expected return on assets	(5,693)	(5,463)	(159)	(151)
Amortization of:
Prior service cost (benefit)	7	61	(96)	(55)
Actuarial loss	—	217	17	37

Net benefit cost	38	480	40	139
Change in regulatory assets and liabilities	—	—	818	714

Net expense	$38	$480	$858	$853

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$3,812	$4,149	$200	$195
Interest cost	13,360	12,847	636	728
Expected return on assets	(17,079)	(16,388)	(477)	(454)
Amortization of:
Prior service cost (benefit)	22	182	(290)	(165)
Actuarial loss	—	650	51	111

Net benefit cost	115	1,440	120	415
Change in regulatory assets and liabilities	—	—	2,453	2,143

Net expense	$115	$1,440	$2,573	$2,558

Pension Plans assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any contributions to the Pension Plans during the year ending September 30, 2008 for ERISA funding purposes. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to fund and pay UGI Gas and Electric Utility’s postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The difference between the annual amount calculated and the amount included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the nine months ended June 30, 2008, nor are they expected to be material for the year ending September 30, 2008.
We also sponsor an unfunded and non-qualified defined benefit supplemental executive retirement income plan. Net benefit costs associated with this plan for all periods presented were not material.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
5.	Commitments and Contingencies

From the late 1800s through the mid-1900s, UGI Utilities and its former subsidiaries owned and operated a number of manufactured gas plants (“MGPs”) prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MGPs. Between 1882 and 1953, UGI Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the businesses of some gas companies under agreement. Pursuant to the requirements of the Public Utility Holding Company Act of 1935, UGI Utilities divested all of its utility operations other than those which now constitute UGI Gas and Electric Utility by the early 1950s. At June 30, 2008, neither the Company’s undiscounted amount nor its accrued liability for environmental investigation and cleanup costs was material.

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
The trial court granted UGI Utilities’ motion for summary judgment and dismissed ConEd’s complaint. The grant of summary judgment was entered April 1, 2004. ConEd appealed and on September 9, 2005 a panel of the Second Circuit Court of Appeals affirmed in part and reversed in part the decision of the trial court. The appellate panel affirmed the trial court’s decision dismissing claims that UGI Utilities was liable under CERCLA as an operator of MGPs owned and operated by its former subsidiaries. The appellate panel reversed the trial court’s decision that UGI Utilities was released from liability at three sites where UGI Utilities operated MGPs under lease. On October 7, 2005, UGI Utilities filed for reconsideration of the panel’s order which was denied by the Second Circuit Court of Appeals on January 17, 2006. On April 14, 2006, UGI Utilities filed a petition requesting that the United States Supreme Court review the decision of the Second Circuit Court of Appeals. On June 18, 2007, the United States Supreme Court denied UGI Utilities’ petition. The case was remanded back to the trial court. On June 17, 2008, UGI Utilities and ConEd agreed to a settlement with respect to the three remaining sites. UGI Utilities’ obligations under the settlement agreement did not have a material effect on the Company’s operating results or financial condition.
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

UGI provides certain financial and administrative services to UGI Utilities. UGI bills UGI Utilities monthly for all direct expenses incurred by UGI on behalf of UGI Utilities, and an allocated share of indirect corporate expenses incurred or paid with respect to services provided to UGI Utilities. The allocation of indirect UGI corporate expenses to UGI Utilities utilizes a weighted, three-component formula comprising revenues, operating expenses and net assets employed and considers UGI Utilities’ relative percentage of such items to the total of such items for UGI’s other operating subsidiaries for which general and administrative services are provided. Management believes that this allocation method is reasonable and equitable to UGI Utilities and this allocation method has been accepted by the PUC in past rate case proceedings and management audits as a reasonable method of allocating such expenses. These billed expenses are classified as operating and administrative expenses — related parties in the Condensed Consolidated Statements of Income. In addition, UGI Utilities provides limited administrative services to UGI and certain of UGI’s subsidiaries, principally payroll-related services. Amounts billed to these entities by UGI Utilities for all periods presented were not material.

UGI Utilities has entered into a Storage Contract Administration Agreement (“Storage Agreement”) extending through October 31, 2008 with UGI Energy Services, Inc., a second-tier wholly owned subsidiary of UGI (“Energy Services”). Under the Storage Agreement UGI Utilities has, among other things, and subject to recall for operational purposes, released certain storage and transportation contracts to Energy Services for the term of the Storage Agreement. UGI Utilities also transferred certain associated storage inventories upon the commencement of the Storage Agreement, will receive a transfer of storage inventories at the end of the Storage Agreement, and makes payments associated with refilling storage inventories during the term of the Storage Agreement. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the Storage Agreement. UGI Utilities incurred costs associated with the Storage Agreement totaling $46,056 and $68,212 during the three and nine months ended June 30, 2008, respectively, and $35,370 and $56,269 during the three and nine months ended June 30, 2007, respectively.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
The carrying value of gas storage inventories released under the Storage Agreement at June 30, 2008, comprising approximately 5.1 billion cubic feet of natural gas, was $42,926. The carrying value of these gas storage inventories at September 30, 2007, comprising approximately 8.2 billion cubic feet of natural gas, was $66,113. The carrying value of these gas storage inventories at June 30, 2007, comprising approximately 4.8 billion cubic feet of natural gas, was $38,710.
Gas Utility has gas supply and delivery service agreements with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility during the peak heating-season months of November to March. In addition, from time to time, Gas Utility purchases natural gas or pipeline capacity from Energy Services. The aggregate amount of these transactions (exclusive of Storage Agreement transactions) during the three and nine months ended June 30, 2008 totaled $7,424 and $43,609, respectively, and during the three and nine months ended June 30, 2007 totaled $4,783 and $32,597, respectively.
From time to time, the Company sells natural gas or pipeline capacity to Energy Services. During the three and nine months ended June 30, 2008, revenues associated with sales to Energy Services totaled $21,561 and $50,204, respectively. During the three and nine months ended June 30, 2007, revenues associated with sales to Energy Services totaled $9,284 and $30,939, respectively. These transactions did not have a material effect on the Company’s results of operations.
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
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
8.	Proposed Acquisition of PPL Gas Utilities

On March 5, 2008, UGI Utilities signed a definitive agreement to acquire all of the issued and outstanding stock of PPL Gas Utilities Corporation (“PPL Gas”), the natural gas distribution utility of PPL Corporation (“PPL”) (the “Acquisition”), for approximately $268,000 plus working capital. Immediately after the closing, UGI Utilities intends to sell the assets of PPL Gas’ wholly owned subsidiary Penn Fuel Propane, LLC (“Penn Fuel”), its retail propane distributor, to AmeriGas Propane, L.P., an affiliate of UGI, for cash consideration. PPL Gas distributes natural gas to approximately 75,000 customers in 35 counties in eastern and central Pennsylvania, and also distributes natural gas to several hundred customers in portions of one Maryland county. Penn Fuel sells approximately 15 million gallons of propane annually to more than 30,000 customers in eastern Pennsylvania. UGI Utilities expects to fund the acquisition of PPL Gas and Penn Fuel with a combination of cash on the balance sheet contributed by UGI and long-term debt issued by UGI Utilities.

The Acquisition has been approved by the Maryland Public Service Commission and is pending approval by the PUC. The Acquisition is currently expected to close on or about September 30, 2008.

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

UGI UTILITIES, INC. AND SUBSIDIARIES
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare our results of operations for the three months ended June 30, 2008 (“2008 three-month period”) with the three months ended June 30, 2007 (“2007 three-month period”) and the nine months ended June 30, 2008 (“2008 nine-month period”) with the nine months ended June 30, 2007 (“2007 nine-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements.
2008 three-month period compared with 2007 three-month period

			Increase
Three Months Ended June 30,	2008	2007	(Decrease)
(Millions of dollars)

Gas Utility:
Revenues	$202.1	$185.9	$16.2	8.7%
Total margin (a)	$54.8	$57.6	$(2.8)	(4.9)%
Operating income	$12.4	$16.0	$(3.6)	(22.5)%
Income before income taxes	$4.0	$6.9	$(2.9)	(42.0)%
System throughput — bcf	23.4	25.4	(2.0)	(7.9)%
Heating degree days — % (warmer) colder than normal (b)	(4.3)%	3.8%	—	—

Electric Utility:
Revenues	$32.8	$29.9	$2.9	9.7%
Total margin (a)	$13.2	$13.0	$0.2	1.5%
Operating income	$7.5	$7.5	$—	0.0%
Income before income taxes	$7.1	$7.0	$0.1	1.4%
Distribution sales — gwh	224.9	231.1	(6.2)	(2.7)%

bcf	-	billions of cubic feet.

gwh	-	millions of kilowatt-hours.

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.9 million and $1.7 million during the three-month periods ended June 30, 2008 and 2007, respectively. For financial statement purposes, revenue-related taxes are included in “Taxes other than income taxes” in the Condensed Consolidated Statements of Income.

(b)
Deviation from average heating degree days for the 30-year period 1975-2004 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Gas Utility. Temperatures in the Gas Utility service territory based upon heating degree days were 4.3% warmer than normal compared with temperatures that were 3.8% colder than normal in the prior-year period. Temperatures were particularly warmer during the early spring heating season. Total distribution throughput decreased 2.0 bcf in the 2008 three-month period reflecting the effects of the warmer 2008 three-month period weather, price-induced customer conservation and general economic conditions offset by higher volumes delivered to low-margin cogeneration delivery service customers and year-over-year growth in the number of Gas Utility customers.

UGI UTILITIES, INC. AND SUBSIDIARIES
Gas Utility revenues increased $16.2 million principally reflecting a $25.6 million increase in revenues from off-system sales partially offset by lower core market revenues. Gas Utility’s core market customers comprise firm residential, commercial and industrial (“retail core-market”) customers, who purchase their gas from Gas Utility, and, to a much lesser extent, residential and small commercial and industrial (“core market transportation”) customers who purchase their gas from alternate suppliers. Core market revenues were lower in the 2008 three-month period as the revenue effects of the lower core market volumes were partially offset by the effects of higher average retail core-market purchased gas cost (“PGC”) rates. Increases or decreases in retail core-market revenues and cost of sales principally result from changes in retail core-market volumes and the level of gas costs collected through the PGC recovery mechanism. Under the PGC recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. Deferred fuel refunds included on the condensed consolidated balance sheet at June 30, 2008 principally reflect the effects of significantly higher unrealized gains on natural gas futures contracts. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility’s cost of gas was $147.4 million in the 2008 three-month period compared with $128.3 million in the 2007 three-month period principally reflecting the increase in off-system sales and the higher average retail core-market PGC rates reduced by the effects of the lower retail core-market sales.
Gas Utility total margin decreased $2.8 million principally reflecting a $3.7 million decrease in core market margin partially offset by greater delivery service and other margin.
The decrease in Gas Utility operating income principally reflects the previously mentioned lower total margin and slightly higher total operating and administrative expenses. Income before income taxes also decreased reflecting the lower operating income partially offset by lower interest expense.
Electric Utility. Electric Utility’s kilowatt-hour sales in the 2008 three-month period were slightly lower than in the prior year due primarily to weather that was 6.2% warmer. Electric Utility revenues increased $2.9 million principally as a result of higher Provider of Last Resort (“POLR”) rates and, to a lesser extent, greater revenues from spot market sales of electricity. In accordance with the terms of its June 2006 POLR Settlement, Electric Utility increased its POLR rates effective January 1, 2008. This increase raised the average cost to a residential heating customer by approximately 5.5% over costs in effect during calendar year 2007. Electric Utility cost of sales increased to $17.7 million in the 2008 three-month period from $15.2 million in the prior year principally reflecting higher per-unit purchased power costs partially offset by the lower sales and gains from financial transmission rights (“FTRs”) as further described below.

UGI UTILITIES, INC. AND SUBSIDIARIES
Electric Utility total margin increased $0.2 million during the 2008 three-month period principally reflecting $1.6 million of realized gains from the sale of FTRs and $0.7 million of unrealized gains from changes in the fair value of FTRs substantially offset by higher per-unit purchased power costs. FTRs are financial instruments that entitle the holder to receive compensation for congestion charges that result when there is insufficient electricity transmission capacity on the electricity transmission grid. Electric Utility obtains FTRs through an annual PJM Interconnection (“PJM”) auction process involving the use of PJM allocated auction revenue rights (“ARRs”) and, to a lesser extent, from purchases through monthly PJM auctions. PJM is a regional transmission organization (“RTO”) that coordinates the movement of wholesale electricity in all or parts of 14 eastern and midwestern states. During the 2008 three-month period, Electric Utility sold FTRs it obtained through the use of allocated ARRs but does not need to hedge transmission congestion charges and retained FTRs that economically hedge congestion charges associated with its service obligations. Although FTRs are economically effective as hedges of congestion charges, they do not currently qualify for hedge accounting treatment. Accordingly, FTRs are recorded at fair value with changes in fair value reflected in earnings. The realized and unrealized gains on FTRs have been included in cost of sales on the condensed consolidated statements of income.
Electric Utility operating income and income before income taxes in the 2008 three-month period were about equal to the prior year reflecting the higher total margin offset by slightly higher operating and administrative costs.
2008 nine-month period compared with 2007 nine-month period

			Increase
Nine Months Ended June 30,	2008	2007	(Decrease)
(Millions of dollars)

Gas Utility:
Revenues	$1,005.6	$919.3	$86.3	9.4%
Total margin (a)	$266.3	$263.1	$3.2	1.2%
Operating income	$138.1	$132.2	$5.9	4.5%
Income before income taxes	$109.7	$101.9	$7.8	7.7%
System throughput — bcf	112.4	108.6	3.8	3.5%
Heating degree days — % warmer than normal (b)	5.0%	4.3%	—	—

Electric Utility:
Revenues	$103.3	$89.6	$13.7	15.3%
Total margin (a)	$37.8	$36.4	$1.4	3.8%
Operating income	$21.4	$20.5	$0.9	4.4%
Income before income taxes	$19.9	$18.6	$1.3	7.0%
Distribution sales — gwh	758.4	762.0	(3.6)	(0.5)%

bcf	-	billions of cubic feet.

gwh	-	millions of kilowatt-hours.

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $5.9 million and $5.0 million during the nine-month periods ended June 30, 2008 and 2007, respectively. For financial statement purposes, revenue-related taxes are included in “Taxes other than income taxes” in the Condensed Consolidated Statements of Income.

(b)
Deviation from average heating degree days for the 30-year period 1975-2004 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

UGI UTILITIES, INC. AND SUBSIDIARIES
Gas Utility. Temperatures in the Gas Utility service territory based upon heating degree days were 5.0% warmer than normal compared with temperatures that were 4.3% warmer than normal in the prior-year period. Total distribution throughput increased 3.8 bcf in the 2008 nine-month period principally reflecting greater interruptible delivery service volumes, principally volumes associated with low margin cogeneration customers, and an increase in the number of Gas Utility core market customers partially offset by lower average usage per customer due in large part to price-induced customer conservation and a weak economy.
Gas Utility revenues increased $86.3 million principally reflecting the effects of higher average PGC rates on retail core-market revenues and a $57.7 million increase in revenues from off-system sales. Gas Utility’s cost of sales was $739.3 million in the 2008 nine-month period compared with $656.2 million in the 2007 nine-month period principally reflecting the increase in retail core-market PGC rates and the greater off-system sales.
Gas Utility total margin increased $3.2 million primarily reflecting slight increases in interruptible delivery service and core market total margin.
The increase in Gas Utility operating income principally reflects the previously mentioned increase in total margin and a $3.4 million increase in other income partially offset by slightly higher operating and administrative expenses. The higher other income reflects in large part greater storage contract fees. Gas Utility income before income taxes also reflects slightly lower interest expense.
Electric Utility. Electric Utility’s kilowatt-hour sales in the 2008 nine-month period were about equal to the prior year on heating season weather that was slightly warmer than in the prior year. Electric Utility revenues increased $13.7 million principally as a result of higher POLR rates. Electric Utility cost of sales increased to $59.6 million in the 2008 nine-month period from $48.2 million in the prior year principally reflecting higher per-unit purchased power costs partially offset by $1.6 million of gains from the sale of FTRs and $0.7 million of unrealized gains from changes in the fair value of FTRs.
Electric Utility total margin increased $1.4 million during the 2008 nine-month period reflecting the effects of the higher POLR rates and the previously mentioned realized and unrealized gains on FTRs partially offset by the higher per-unit purchased power costs and higher revenue-related taxes.
The increase in Electric Utility operating income and income before income taxes in the 2008 nine-month period reflects the higher total margin partially offset by slightly higher operating and administrative costs. Income before income taxes reflects the higher operating income as well as lower interest expense.

UGI UTILITIES, INC. AND SUBSIDIARIES
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Company’s total debt outstanding at June 30, 2008 was $562 million compared to total debt outstanding of $702 million at September 30, 2007. UGI Utilities’ total debt at June 30, 2008 includes $275 million of Senior Notes, $257 million of Medium-Term Notes and $30 million outstanding under UGI Utilities Revolving Credit Agreement. In January 2008, UGI Utilities issued $20 million of 5.67% Medium-Term Notes due January 2018 and used the proceeds to reduce bank loan borrowings under its Revolving Credit Agreement.
UGI Utilities has a $350 million Revolving Credit Agreement which expires in August 2011. At June 30, 2008, UGI Utilities had $30 million of borrowings outstanding under its Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement are classified as bank loans on the condensed consolidated balance sheets. During the nine months ended June 30, 2008 and 2007, average daily bank loan borrowings were $134.7 million and $173.4 million, respectively, and peak bank loan borrowings totaled $267 million and $259 million, respectively. Because of the Company’s seasonal cash needs, peak bank loan borrowings typically occur during the peak heating season months of December and January.
UGI Utilities also has effective shelf registration statements with the SEC under which it may issue Medium-Term Notes or other debt securities. UGI Utilities has authority from the PUC to issue an additional $35 million of Medium-Term Notes.
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
Cash flow provided by operating activities was $211.8 million during the 2008 nine-month period compared with $163.1 million in the prior-year nine-month period. Cash flow from operating activities before changes in operating working capital decreased slightly to $121.3 million in the 2008 nine-month period compared to $130.2 million in the prior-year nine-month period. Changes in operating working capital provided $90.5 million of operating cash flow during the 2008 nine-month period compared with $33.0 million of operating cash flow provided during the prior-year nine-month period. The greater cash flow from changes in operating working capital in the 2008 nine-month period principally reflects the timing of cash recoveries through Gas Utility’s PGC recovery mechanism in excess of purchased gas costs including settled gains on natural gas futures contracts which increased cash flow from operations by $62.1 million and the timing of cash payments for accounts payable which increased cash flow from operating activities by $8.8 million partially offset by lower net cash from the timing of and increase in natural gas costs on inventories and accounts receivable.

UGI UTILITIES, INC. AND SUBSIDIARIES
Investing activities. Cash used by investing activities was $32.6 million in the 2008 nine-month period compared to $24.6 million in the 2007 nine-month period which is net of a $23.7 million working capital payment by Southern Union Company (“SU”) to UGI Utilities associated with UGI Utilities’ August 2006 acquisition of the PG Energy Division of SU. Capital expenditures in the 2008 nine-month period were $4.7 million lower than the prior-year period principally reflecting lower cash used for Gas Utility capital expenditures.
Financing activities. Cash used by financing activities was $187.0 million in the 2008 nine-month period compared with cash used by financing activities of $136.7 million in the 2007 nine-month period. Financing activity cash flows are primarily the result of issuances and repayments of long-term debt, net borrowings and repayments under our Revolving Credit Agreement, cash dividends paid to UGI, and capital contributions from UGI. We paid cash dividends to UGI totaling $50.4 million and $28.7 million during the 2008 and 2007 nine-month periods, respectively. During the 2008 nine-month period, net bank loan repayments totaled $160 million compared with net bank loan repayments of $108 million in the prior-year nine-month period. During the 2008 nine-month period, UGI Utilities issued $20 million of Medium-Term Notes due January 2018 the proceeds of which were used to reduce bank loan borrowings under the Revolving Credit Agreement.
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
The Acquisition has been approved by the Maryland Public Service Commission and is pending approval by the PUC. The Acquisition is currently expected to close on or about September 30, 2008.
Electric Utility Regulatory Matters
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
In accordance with PUC default service regulations effective September 15, 2007, Electric Utility filed default service procurement, implementation and contingency plans with the PUC on February 12, 2008. These plans, as modified by the terms of a May 2, 2008 settlement (“May 2 Settlement”), were approved on July 17, 2008, and do not affect Electric Utility’s existing POLR settlement effective through December 31, 2009. The approved plans specify how Electric Utility will solicit and acquire default service supplies for residential customers for the period of January 1, 2010 through May 31, 2014, and for commercial and industrial customers for the period of January 1, 2010 through May 31, 2011 (collectively the “Settlement Term”). Consistent with the May 2 Settlement, UGI Utilities will file a rate plan specifying how it will recover default service costs incurred for the Settlement Term on or before September 1, 2008. Under applicable statutory standards, Electric Utility is entitled to fully recover its default service costs.

UGI UTILITIES, INC. AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Gas Utility’s tariffs contain clauses that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to its customers. The recovery clauses provide for a periodic adjustment for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with Gas Utility operations. Gas Utility uses derivative financial instruments including exchange-traded natural gas futures contracts to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism. Changes in market values of these contracts may require cash deposits in margin accounts with brokers, some or all of which may be restricted from withdrawal. At June 30, 2008, Gas Utility had no restricted cash associated with natural gas futures accounts with brokers.
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
Electric Utility obtains FTRs through an annual PJM Interconnection (“PJM”) auction process involving the use of PJM allocated auction revenue rights (“ARRs”) and, to a lesser extent, from purchases through monthly PJM auctions. FTRs are financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electricity transmission grid. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of 14 eastern and midwestern states. Although FTRs are economically effective as hedges of congestion charges they do not currently qualify for hedge accounting treatment. Accordingly, FTRs are recorded at fair value with changes in fair value reflected in earnings. At June 30, 2008, the fair value of Electric Utility’s FTRs was $1.9 million. A 10% adverse change in the market value of FTRs would not have a material impact on the Company’s operating income.

UGI UTILITIES, INC. AND SUBSIDIARIES
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
The fair values of our unsettled market risk sensitive derivative instruments reflected in our condensed consolidated balance sheets represent the estimated amount that we would expect to receive or pay to terminate the contract based upon quoted market prices of comparable contracts. Unsettled derivative instruments at June 30, 2008 comprised Gas Utility’s exchange-traded natural gas futures contracts, which are included in Gas Utility’s PGC recovery mechanism, and Electric Utility’s FTRs.

UGI UTILITIES, INC. AND SUBSIDIARIES
ITEM 4T. CONTROLS AND PROCEDURES
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
The trial court granted UGI Utilities’ motion for summary judgment and dismissed ConEd’s complaint. The grant of summary judgment was entered April 1, 2004. ConEd appealed and on September 9, 2005 a panel of the Second Circuit Court of Appeals affirmed in part and reversed in part the decision of the trial court. The appellate panel affirmed the trial court’s decision dismissing claims that UGI Utilities was liable under CERCLA as an operator of MGPs owned and operated by its former subsidiaries. The appellate panel reversed the trial court’s decision that UGI Utilities was released from liability at three sites where UGI Utilities operated MGPs under lease. On October 7, 2005, UGI Utilities filed for reconsideration of the panel’s order which was denied by the Second Circuit Court of Appeals on January 17, 2006. On April 14, 2006, UGI Utilities filed a petition requesting that the United States Supreme Court review the decision of the Second Circuit Court of Appeals. On June 18, 2007, the United States Supreme Court denied UGI Utilities’ petition. The case was remanded back to the trial court. On June 17, 2008, UGI Utilities and ConEd agreed to a settlement with respect to the three remaining sites. UGI Utilities’ obligations under the settlement agreement did not have a material effect on the Company’s operating results or financial condition.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Mr. Trego

10.2	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Messrs. Barney and Terranova and Ms. Ebner

10.3	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Messrs. Greenberg, Knauss and Walsh	UGI Corporation	Form 10-Q (6/30/08)	10.3

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UGI UTILITIES, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UGI Utilities, Inc.
(Registrant)

Date: August 8, 2008	By:	/s/ John C. Barney
John C. Barney
Senior Vice President - Finance and Chief Financial Officer

UGI UTILITIES, INC.
EXHIBIT INDEX
10.1	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Mr. Trego

10.2	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Messrs. Barney and Terranova and Ms. Ebner

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.