Form 10-Q
period 2008-12-31
UGI UTILITIES INC
filed 2009-02-09
CIK 100548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At January 31, 2009, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

UGI UTILITIES, INC. AND SUBSIDIARIES

-i-

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	December 31,	September 30,	December 31,
	2008	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$10,955	$3,483	$23,016
Restricted cash	72,672	34,037	14,812
Accounts receivable (less allowances for doubtful accounts of ($17,644, $10,369 and $10,841, respectively)	168,646	70,259	137,999
Accounts receivable — related parties	3,551	1,946	5,124
Accrued utility revenues	90,246	20,823	82,051
Regulatory assets	46,953	15,987	14,657
Inventories	167,384	161,272	141,718
Deferred income taxes	21,336	13,712	6,322
Prepaid expenses & other current assets	5,496	3,886	2,951

Total current assets	587,239	325,405	428,650

Property, plant and equipment, at cost (less accumulated depreciation and amortization of $669,751, $562,135, and $538,540, respectively)	1,343,833	1,106,921	1,085,984

Goodwill	182,723	161,726	162,309
Regulatory assets	103,458	91,396	90,621
Other assets	13,165	9,018	7,570

Total assets	$2,230,418	$1,694,466	$1,775,134

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Bank loans	$283,000	$57,000	$257,000
Accounts payable	111,455	57,384	94,748
Accounts payable — related parties	4,424	14,680	3,692
Accrued income taxes	16,192	3,170	9,668
Deferred fuel refunds	—	—	2,435
Derivative financial instruments	58,675	23,488	1,340
Other current liabilities	137,851	68,441	73,634

Total current liabilities	611,597	224,163	442,517

Long-term debt	640,000	532,000	512,000
Deferred income taxes	136,004	171,623	184,091
Deferred investment tax credits	5,945	6,039	6,321
Other noncurrent liabilities	192,879	93,071	41,928

Total liabilities	1,586,425	1,026,896	1,186,857

Commitments and contingencies (note 6)

Common stockholder’s equity:
Common Stock, $2.25 par value (authorized - 40,000,000 shares; issued and outstanding - 26,781,785 shares)	60,259	60,259	60,259
Additional paid-in capital	466,888	466,888	346,758
Retained earnings	199,142	184,201	196,855
Accumulated other comprehensive loss	(82,296)	(43,778)	(15,595)

Total common stockholder’s equity	643,993	667,570	588,277

Total liabilities and stockholder’s equity	$2,230,418	$1,694,466	$1,775,134

See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended
	December 31,
	2008	2007

Revenues	$446,692	$364,388

Costs and expenses:
Cost of sales — gas, fuel and purchased power (excluding depreciation shown below)	316,234	256,939
Operating and administrative expenses	50,678	35,504
Operating and administrative expenses — related parties	2,745	1,454
Taxes other than income taxes	4,604	4,469
Depreciation and amortization	12,512	10,231
Other income, net	(2,093)	(2,818)

	384,680	305,779

Operating income	62,012	58,609
Interest expense	11,380	10,900

Income before income taxes	50,632	47,709
Income taxes	19,498	19,076

Net income	$31,134	$28,633

See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Three Months Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,134	$28,633
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	12,512	10,231
Deferred income taxes, net	(2,222)	8,738
Provision for uncollectible accounts	8,702	3,812
Other, net	1,323	554
Net change in:
Accounts receivable and accrued utility revenues	(164,448)	(134,951)
Inventories	16,876	20,541
Deferred fuel costs	10,129	2,560
Accounts payable	33,256	22,557
Storage agreement security deposits	40,500	—
Other current assets	(940)	330
Other current liabilities	31,614	8,159

Net cash provided (used) by operating activities	18,436	(28,836)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(22,811)	(12,409)
Net costs of property, plant and equipment disposals	(389)	(214)
Acquisition of CPG, net of cash acquired	(300,561)	—
Proceeds from sale of CPP	33,621	—
Increase in restricted cash	(38,635)	(8,170)

Net cash used by investing activities	(328,775)	(20,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(16,189)	(10,562)
Issuance of long-term debt	108,000	—
Increase in bank loans	226,000	67,000

Net cash provided by financing activities	317,811	56,438

Cash and cash equivalents increase	$7,472	$6,809

CASH AND CASH EQUIVALENTS:
End of period	$10,955	$23,016
Beginning of period	3,483	16,207

Increase	$7,472	$6,809

See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
1.	Basis of Presentation
UGI Utilities, Inc., a wholly owned subsidiary of UGI Corporation (“UGI”), and its wholly owned subsidiaries UGI Penn Natural Gas, Inc. (“UGIPNG”) and UGI Central Penn Gas, Inc. (“CPG”), own and operate natural gas distribution utilities in eastern, northeastern and central Pennsylvania. UGI Utilities also owns and operates an electric distribution utility in northeastern Pennsylvania (“Electric Utility”). UGI Utilities, Inc.’s natural gas distribution utility is referred to herein as “UGI Gas;” UGIPNG’s natural gas distribution utility is referred to herein as “PNG Gas;” and CPG’s natural gas distribution utility, which was acquired on October 1, 2008 (see Note 2), is referred to herein as “CPG Gas.” UGI Gas, PNG Gas and CPG Gas are collectively referred to as “Gas Utility.” UGIPNG also has a heating, ventilation and air-conditioning service business (UGI Penn Natural Gas Services, Inc.) which operates principally in the PNG Gas service territory.
Effective January 1, 2007, as previously approved by the Pennsylvania Public Utility Commission (“PUC”), UGI Gas contributed its heating, ventilation and air conditioning services business to its wholly owned second-tier subsidiary, UGI HVAC Services, Inc. (“UGI HVAC”). Effective April 1, 2008, UGI Utilities transferred by dividend its ownership interest in UGI HVAC to UGI. UGI Penn Natural Gas Services, Inc and UGI HVAC prior to its transfer by dividend to UGI, are referred to herein as the “HVAC Business.”
Gas Utility is subject to regulation by the Pennsylvania Public Utility Commission (“PUC”) and the Maryland Public Service Commission and Electric Utility is subject to regulation by the PUC. The term “UGI Utilities” is used sometimes as an abbreviated reference to UGI Utilities, Inc., or to UGI Utilities, Inc. and its subsidiaries. Our condensed consolidated financial statements include the accounts of UGI Utilities and its subsidiaries (collectively, “we” or “the Company”). We eliminate all significant intercompany accounts when we consolidate.
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2008 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2008 (“Company’s 2008 Annual Report”). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.
Restricted Cash. Restricted cash represents those cash balances in our commodity futures brokerage accounts which are restricted from withdrawal.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Comprehensive Income (Loss). The following table presents the components of comprehensive income (loss) for the three months ended December 31, 2008 and 2007:

	Three Months Ended
	December 31,
	2008	2007
Net income	$31,134	$28,633
Other comprehensive loss	(38,518)	(278)

Comprehensive (loss) income	$(7,384)	$28,355

Other comprehensive loss in both of the three month periods ended December 31, 2008 and 2007 includes reclassifications to net income of net settled losses on interest rate protection agreements and, in the three months ended December 31, 2007, includes net changes in the fair value of an electricity price swap agreement through its expiration on December 31, 2007. In addition, effective December 31, 2008, UGI Utilities merged two of the defined benefit pension plans that it sponsors. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), we were required to remeasure the merged plan’s assets and obligations and, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”) record the funded status at December 31, 2008 in our Condensed Consolidated Balance Sheet. The remeasurement resulted in an increase in other comprehensive loss of $38,688 during the three months ended December 31, 2008 (see Note 5).
Natural Gas Inventories. UGI Utilities has two storage contract administrative agreements pursuant to which UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the storage agreements. UGI Utilities also transferred certain associated storage inventories upon commencement of the storage agreements, will receive a transfer of storage inventories at the end of the storage agreements, and makes payments associated with refilling storage inventories during the terms of such agreements. These agreements are currently scheduled to expire on October 31, 2009. Included among these storage agreements is an agreement with UGI Energy Services, Inc., a second-tier wholly owned subsidiary of UGI (see Note 7). UGI Utilities reflects the historical cost of natural gas storage inventories released under these agreements, which represent a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreements but not yet replenished) on its balance sheets under the caption “Inventories.” The carrying value of gas storage inventories released under these agreements at December 31, 2008, September 30, 2008 and December 31, 2007, comprising 9.3 billion cubic feet (“bcf”), 9.3 bcf, and 9.1 bcf of natural gas, was $78,437, $81,182 and $72,629, respectively. In conjunction with the storage agreements, as of December 31, 2008 UGI Utilities had a total of $40,500 of security deposits from its storage agreement counterparties which amount is reflected in other current liabilities on the Condensed Consolidated Balance Sheet at December 31, 2008.
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
Income Taxes. As a result of settlements with tax authorities, during the three months ended December 31, 2008, the Company adjusted its unrecognized tax benefits which reduced income tax expense by $490.
Newly Adopted Accounting Standards. We adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), effective October 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued two FSPs amending SFAS 157. FSP SFAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The standard, as amended by FSP SFAS 157-1 and FSP SFAS 157-2, applies to new fair value measurements for the Company as follows: effective October 1, 2008 (Fiscal 2009) the standard applies to our measurements of fair values of financial instruments (including the assets of our previously mentioned merged pension plan as of December 31, 2008) and recurring fair value measurement of non-financial assets and liabilities; on October 1, 2009 (Fiscal 2010), the standard will apply to all remaining fair value measurements including nonrecurring measurements of non-financial assets and liabilities such as potential impairments of goodwill, other intangible assets and other long-lived assets. It will also apply to non-financial assets acquired and liabilities assumed that are initially measured at fair value in a business combination but that are not subject to remeasurement at fair value in subsequent periods. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 to financial assets in a market that is not active. FSP 157-3 allows for the use of unobservable inputs in determining the fair value of a financial asset when relevant observable inputs do not exist or when observable inputs require significant adjustment based on unobservable data. FSP 157-3 did not have an impact on our results of operations or financial condition. See Note 9 for further information on fair value measurements in accordance with SFAS 157.
Effective October 1, 2008, we adopted FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP 39-1”). FSP 39-1 permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. In addition, upon the adoption, companies are permitted to change their accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. FSP 39-1 requires retrospective application for all periods presented. We have elected to continue our policy of reflecting derivative asset or liability positions, as well as cash collateral, on a gross basis in our Condensed Consolidated Balance Sheets. Accordingly, the adoption of FSP 39-1 did not impact our financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Also effective October 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under SFAS 159, we may elect to report individual financial instruments and certain items at fair value with changes in fair value reported in earnings. Once made, this election is irrevocable for those items. The adoption of SFAS 159 did not impact our financial statements.
Recently Issued Accounting Standards Not Yet Adopted. In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (Fiscal 2010) and must be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the provisions of FSP SFAS 142-3.
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
In December 2007, the FASB issued SFAS 141R, “Business Combinations.” SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R establishes, among other things, principles and requirements for how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (3) determines what information with respect to a business combination should be disclosed. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008 (Fiscal 2010). Among the more significant changes in accounting for acquisitions are (1) transaction costs will generally be expensed (rather than being included as costs of the acquisition); (2) contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations (rather than as adjustments to the purchase price); and (3) decreases in valuation allowances on acquired deferred tax assets will be recognized in operations (rather than decreases in goodwill). Generally, the effects of SFAS 141R will depend on future acquisitions.

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
2.	Acquisition of PPL Gas Utilities Corporation
On October 1, 2008, UGI Utilities acquired all of the issued and outstanding stock of PPL Gas Utilities Corporation (now “CPG”), the natural gas distribution utility of PPL Corporation (the “CPG Acquisition”), and its subsidiaries for cash consideration of $267,600 plus estimated working capital of $35,370. Immediately after the closing of the CPG Acquisition, CPG’s wholly owned subsidiary Penn Fuel Propane, LLC (now named UGI Central Penn Propane, LLC, “CPP”), its retail propane distributor, sold its assets to AmeriGas Propane, L.P. (“AmeriGas OLP”), an affiliate of UGI, for cash consideration of $32,000 plus estimated working capital of $1,621. CPG distributes natural gas to approximately 76,000 customers in eastern and central Pennsylvania and also distributes natural gas to several hundred customers in portions of one Maryland county. CPP sold propane to customers principally in eastern Pennsylvania. UGI Utilities funded the CPG Acquisition with a combination of $120,000 cash contributed by UGI on September 25, 2008, proceeds from the issuance on October 1, 2008 of $108,000 principal amount of 6.375% Senior Notes due 2013 and approximately $75,000 of borrowings under UGI Utilities’ Revolving Credit Agreement. The cash proceeds of $33,621 from the sale of the assets of CPP to AmeriGas OLP were used to reduce borrowings under UGI Utilities’ Revolving Credit Agreement.
The assets and liabilities resulting from the CPG Acquisition are included in our Condensed Consolidated Balance Sheet at December 31, 2008. The preliminary purchase price allocation has not been finalized because we are still in the process of reviewing and determining the fair values of certain of CPG’s assets acquired and liabilities assumed principally working capital adjustments and amounts associated with regulatory assets, pension and postretirement benefit obligations, and environmental and property and casualty liabilities. The purchase price is subject to adjustment for the difference between an estimated $35,370 and the actual working capital as of the closing date agreed to by both UGI Utilities and PPL Corporation. We expect that the working capital adjustment will be finalized during the second quarter of Fiscal 2009.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
The purchase price of the CPG Acquisition, including transaction fees and expenses of approximately $588 (but excluding the assets of CPP sold to AmeriGas OLP), has been preliminarily allocated to the assets acquired and liabilities assumed as follows:

Working capital	$21,475
Property, plant and equipment, net	227,301
Goodwill	20,997
Regulatory assets	14,365
Other assets	14,059
Noncurrent liabilities	(28,260)

Total	$269,937

Substantially all of the goodwill is deductible for income tax purposes over a fifteen-year period.
The operating results of CPG are included in our consolidated results beginning October 1, 2008. The following table presents pro forma income statement data for the three months ended December 31, 2007 as if the CPG Acquisition had occurred as of October 1, 2007:

Three Months Ended
December 31, 2007
(pro forma)
Revenues	$411,586
Net income	32,639
The pro forma results of operations reflect CPG’s historical operating results after giving effect to adjustments directly attributable to the transaction that are expected to have a continuing effect. The pro forma amounts are not necessarily indicative of operating results that would have occurred had the CPG Acquisition been completed as of the date indicated, nor are they necessarily indicative of future operating results.
3.	Segment Information
We have two reportable segments: (1) Gas Utility and (2) Electric Utility. The accounting policies of our two reportable segments are the same as those described in the Significant Accounting Policies note contained in the Company’s 2008 Annual Report. We evaluate each segment’s profitability principally based upon its income before income taxes. No single customer represents more than 10% of the total revenues of either Gas Utility or Electric Utility. There are no significant intersegment transactions. In addition, all of our reportable segments’ revenues are derived from sources within the United States.
The HVAC Business does not meet the quantitative thresholds for separate segment reporting under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and has been included in “Other.”

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Financial information by business segment follows:
Three Months Ended December 31, 2008:

		Reportable Segments
		Gas	Electric
	Total	Utility	Utility	Other

Revenues	$446,692	$410,366	$35,921	$405
Cost of sales	316,234	293,024	23,210	—
Depreciation and amortization	12,512	11,549	963	—
Operating income	62,012	56,885	5,047	80
Interest expense	11,380	10,975	405	—
Income before income taxes	50,632	45,910	4,642	80

Total assets at period end	$2,230,418	$2,114,385	$115,101	$932

Goodwill at period end	$182,723	$182,723	$—	$—

Three Months Ended December 31, 2007:

		Reportable Segments
		Gas	Electric
	Total	Utility	Utility	Other

Revenues	$364,388	$326,642	$31,936	$5,810
Cost of sales	256,939	236,778	17,670	2,491
Depreciation and amortization	10,231	9,348	880	3
Operating income	58,609	50,068	7,459	1,082
Interest expense	10,900	10,359	541	—
Income before income taxes	47,709	39,710	6,917	1,082

Total assets at period end	$1,775,134	$1,655,105	$110,702	$9,327

Goodwill at period end	$162,309	$162,309	$—	$—

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
4.	Regulatory Assets and Liabilities and Regulatory Matters
For a description of the Company’s regulatory assets and liabilities other than those described below, see Note 3 to the Company’s 2008 Annual Report. The following regulatory assets and liabilities associated with Gas Utility and Electric Utility are included in our accompanying Condensed Consolidated Balance Sheets:

	December 31,	September 30,	December 31,
	2008	2008	2007
Regulatory assets:
Income taxes recoverable	$74,676	$73,695	$73,057
Postretirement benefits	4,118	4,321	4,672
Recoverable costs — CPG Gas postretirement benefit plans	9,068	—	—
Environmental costs	9,128	9,009	8,255
Deferred fuel costs	46,953	15,987	14,657
Other	6,468	4,371	4,637

Total regulatory assets	$150,411	$107,383	$105,278

Regulatory liabilities:
Postretirement benefits	$9,248	$8,886	$7,797
Environmental overcollections	9,713	—	—
Deferred fuel refunds	—	—	2,435

Total regulatory liabilities	$18,961	$8,886	$10,232

Deferred fuel costs and refunds. Gas Utility’s tariffs contain clauses which permit recovery of certain purchased gas costs through the application of purchased gas cost (“PGC”) rates. The clauses provide for periodic adjustments to PGC rates for differences between the total amount of purchased gas costs collected from customers and recoverable costs incurred. Net undercollected gas costs are classified as a regulatory asset and net overcollections are classified as a regulatory liability. At December 31, 2008, deferred fuel costs in the table above include $10,357 of such costs associated with CPG. Gas Utility uses derivative financial instruments to reduce volatility in the cost of gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative financial instruments are included in deferred fuel refunds or costs. Unrealized losses on such contracts at December 31, 2008, September 30, 2008 and December 31, 2007 were $58,073, $23,321 and $1,733, respectively.
Recoverable costs — CPG Gas postretirement benefit plans. This regulatory asset represents the portion of prior service cost and net actuarial losses that will be recovered through future rates based upon established regulatory practices. These regulatory assets are adjusted annually or more frequently under certain circumstances when the funded status of the plans is recorded in accordance with SFAS 158. These costs are amortized over the average remaining life expectancy of the plan participants. We are not recovering a rate of return on this regulatory asset.
Environmental overcollections. Environmental overcollections represents the difference between the amounts recovered in rates and actual costs incurred (net of insurance proceeds) associated with the terms of a consent order agreement between CPG Gas and the Pennsylvania Department of Environmental Protection to remediate certain gas plant sites.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Other Regulatory Matters
Electric Utility. As a result of Pennsylvania’s Electricity Generation Customer Choice and Competition Act that became effective January 1, 1997, all of Electric Utility’s customers are permitted to acquire their electricity from entities other than Electric Utility. Electric Utility remains the provider of last resort (“POLR”) for its customers that are not served by an alternate electric generation provider. The terms and conditions under which Electric Utility provides POLR service, and rules governing the rates that may be charged for such service through December 31, 2009, were established in a series of PUC approved settlements (collectively, the “POLR Settlement”), the latest of which became effective June 23, 2006.
In accordance with the POLR Settlement, Electric Utility may increase its POLR rates up to certain limits through December 31, 2009. Consistent with the terms of the POLR Settlement, Electric Utility increased its POLR rates effective January 1, 2008 which increased the average cost to a residential heating customer by approximately 5.5% over such costs in effect during calendar year 2007. Effective January 1, 2009, the average cost to a residential heating customer increased by 1.5% over such costs in effect during calendar year 2008.
On July 17, 2008, the PUC approved Electric Utility’s default service procurement, implementation and contingency plans, as modified by the terms of a May 2, 2008 settlement, filed in accordance with the PUC’s default service regulations. These plans do not affect Electric Utility’s existing POLR Settlement effective through December 31, 2009. The approved plans specify how Electric Utility will solicit and acquire default service supplies for residential customers for the period January 1, 2010 through May 31, 2014, and for commercial and industrial customers for the period January 1, 2010 through May 31, 2011 (collectively, the “Settlement Term”). UGI Utilities filed a rate plan on August 29, 2008 for the Settlement Term. On January 22, 2009, the PUC approved a settlement of the rate filing that provides for Electric Utility to fully recover its default service costs. Under applicable statutory standards, Electric Utility is entitled to fully recover its default service costs.
UGIPNG and CPG Base Rate Filings. On January 28, 2009, UGIPNG and CPG filed separate requests with the PUC to increase base rates for natural gas delivery service by $38,118 annually for UGIPNG and $19,635 annually for CPG. The increased rates would fund system improvements and operations necessary to maintain safe and reliable natural gas service. The increase would also fund additional energy assistance for low income customers as well as energy conservation programs for all customers. The new gas rates for UGIPNG could take effect as early as March 29, 2009. However, the PUC typically suspends the effective date for general base rate proceedings to allow for investigation and public hearings. As a condition to the PUC’s approval of the acquisition of CPG by UGI Utilities, CPG agreed not to place new base rates into effect prior to August 24, 2009. The PUC review process is expected to last approximately nine months, which would delay implementation of the new rates until late October 2009.
5.	Defined Benefit Pension and Other Postretirement Plans
Subsequent to the plan merger as further described below, we sponsor two defined benefit pension plans (“Pension Plans”) for employees of UGI Utilities, UGIPNG, CPG, UGI, and certain of UGI’s other wholly owned domestic subsidiaries. In addition, we provide postretirement health care benefits to certain retirees and postretirement life insurance benefits to nearly all active and retired employees.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Net periodic pension expense and other postretirement benefit costs relating to our employees include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Service cost	$1,381	$1,271	$64	$67
Interest cost	5,454	4,453	260	212
Expected return on assets	(6,106)	(5,693)	(130)	(159)
Amortization of:
Prior service cost (benefit)	7	7	(87)	(97)
Actuarial loss	173	—	30	17

Net benefit cost	909	38	137	40
Change in regulatory assets and liabilities	—	—	803	817

Net expense	$909	$38	$940	$857

Pension Plans’ assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any material contributions to the Pension Plans during the year ending September 30, 2009 (Fiscal 2009) for ERISA funding purposes. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to fund and pay UGI Gas and Electric Utility’s postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The difference between the annual amount calculated and the amount included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the three months ended December 31, 2008, nor are they expected to be material for Fiscal 2009.
We also sponsor an unfunded and non-qualified defined benefit supplemental executive retirement income plan. Net benefit costs associated with this plan for all periods presented were not material.
Effective December 31, 2008, UGI Utilities merged two of its defined benefit pension plans. The merged plan will maintain separate benefit formulas and specific rights and features of each predecessor plan. As a result of the merger and in accordance with SFAS 87, the Company remeasured the combined plan’s assets and benefit obligations as of December 31, 2008 and in accordance with SFAS 158 recorded an after-tax charge to accumulated other comprehensive loss of $38,688.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
The following table provides a reconciliation of the projected benefit obligation (“PBO”), plan assets and the funded status of the merged pension plan as of December 31, 2008:

Three Months
Ended
December 31, 2008
Change in benefit obligations:
Benefit obligations — October 1, 2008	$300,578
Service cost	1,317
Interest cost	5,073
Actuarial loss	35,413
Benefits paid	(3,690)

Benefit obligations — December 31, 2008	$338,691

Change in plan assets:
Fair value of plan assets — October 1, 2008	$240,997
Actual loss on assets	(27,350)
Benefits paid	(3,690)

Fair value of plan assets — December 31, 2008	$209,957

Funded status of the merged plan — December 31, 2008	$(128,734)

Liabilities recorded in the balance sheet:

Unfunded liabilities (included in other noncurrent liabilities)	(128,734)

Amounts recorded in stockholder’s equity — December 31, 2008:
Prior service cost	$313
Net actuarial loss	132,874

Total	$133,187

The accumulated benefit obligation (“ABO”) of the merged plan at December 31, 2008 is $301,464. Actuarial assumptions for the merged plan at December 31, 2008 are as follows: discount rate — 5.9%; expected return on plan assets — 8.5%; rate of increase in salary levels — 3.8%.
6.	Commitments and Contingencies
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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
UGIPNG is a party to a Multi-Site Remediation Consent Order and Agreement with the Pennsylvania Department of Environmental Protection dated March 31, 2004 (“Multi-Site Agreement”). The Multi-Site Agreement requires UGIPNG to perform annually a specified level of activities associated with environmental investigation and remediation work at 11 currently owned properties on which MGP-related facilities were operated (“Properties”). Under the Multi-Site Agreement, environmental expenditures, including costs to perform work on the Properties, are capped at $1,100 in any calendar year. The Multi-Site Agreement terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date. At December 31, 2008, our accrued liability for environmental investigation and remediation costs related to the Multi-Site Agreement was $8,255.
CPG is party to a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection dated February 15, 2005 (“CPG-COA”) requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which MGP-related facilities were operated (“MGP Properties”) and to plug a minimum of 16 non-producing natural gas wells per year. CPG has closed all but 8 of the MGP Properties and has plugged all but approximately 70 wells. Under the CPG-COA, environmental expenditures relating to the MGP Properties are capped at $1,750 in any calendar year. The CPG-COA terminates at the end of 2011 for the MGP Properties and at the end of 2013 for well plugging activities. In addition, CPG is responsible for remediation of an MGP Property in Georgetown, Delaware that is not included in the CPG-COA. The costs associated with remediation of the Georgetown MGP Property are not expected to be material. At December 31, 2008, our accrued liability for environmental investigation and remediation costs related to the CPG-COA was $7,111.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
South Carolina Electric & Gas Company v. UGI Utilities, Inc. On September 22, 2006, South Carolina Electric & Gas Company (“SCE&G”), a subsidiary of SCANA Corporation, filed a lawsuit against UGI Utilities in the District Court of South Carolina seeking contribution from UGI Utilities for past and future remediation costs related to the operations of a former MGP located in Charleston, South Carolina. SCE&G asserts that the plant operated from 1855 to 1954 and alleges that through control of a subsidiary that owned the plant UGI Utilities controlled operations of the plant from 1910 to 1926 and is liable for 47% of the costs associated with the site. SCE&G asserts that it has spent approximately $22,000 in remediation costs and $26,000 in third-party claims relating to the site and estimates that future remediation costs could be as high as $2,500. SCE&G further asserts that it has received a demand from the United States Justice Department for natural resource damages. Trial is scheduled for March 2009.
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
7.	Related Party Transactions
UGI provides certain financial and administrative services to UGI Utilities. UGI bills UGI Utilities monthly for all direct expenses incurred by UGI on behalf of UGI Utilities and an allocated share of indirect corporate expenses incurred or paid with respect to services provided to UGI Utilities. The allocation of indirect UGI corporate expenses to UGI Utilities utilizes a weighted, three-component formula comprising revenues, operating expenses and net assets employed and considers UGI Utilities’ relative percentage of such items to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. Management believes that this allocation method is reasonable and equitable to UGI Utilities and this allocation method has been accepted by the PUC in past rate case proceedings and management audits as a reasonable method of allocating such expenses. These billed expenses are classified as operating and administrative expenses — related parties in the Condensed Consolidated Statements of Income. In addition, UGI Utilities provides limited administrative services to UGI and certain of UGI’s subsidiaries, principally payroll-related services. Amounts billed to these entities by UGI Utilities for all periods presented were not material.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
UGI Utilities has entered into a Storage Contract Administration Agreement (“Storage Agreement”) extending through October 31, 2009 with UGI Energy Services, Inc., a second-tier wholly owned subsidiary of UGI (“Energy Services”). Under the Storage Agreement UGI Utilities has, among other things, and subject to recall for operational purposes, released certain storage and transportation contracts to Energy Services for the term of the Storage Agreement. UGI Utilities also transferred certain associated storage inventories upon the commencement of the Storage Agreement, will receive a transfer of storage inventories at the end of the Storage Agreement, and makes payments associated with refilling storage inventories during the term of the Storage Agreement. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the Storage Agreement. UGI Utilities incurred costs associated with the Storage Agreement totaling $14,582 and $16,435 during the three months ended December 31, 2008 and 2007, respectively. In conjunction with the storage agreement, UGI Utilities received $15,000 in security deposits from Energy Services which is included in other current liabilities on the December 31, 2008 Condensed Consolidated Balance Sheet.
UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) on its balance sheet under the caption “Inventories”. The carrying value of these gas storage inventories released under the Storage Agreement at December 31, 2008, comprising approximately 7.8 billion cubic feet of natural gas, was $66,485. The carrying value of these gas storage inventories at September 30, 2008, comprising approximately 8.3 billion cubic feet of natural gas, was $70,833. The carrying value of these gas storage inventories at December 31, 2007, comprising approximately 8.2 billion cubic feet of natural gas, was $66,113.
Gas Utility has gas supply and delivery service agreements with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility during the peak heating-season months of November to March. In addition, from time to time, Gas Utility purchases natural gas or pipeline capacity from Energy Services. The aggregate amount of these transactions (exclusive of Storage Agreement transactions) during the three months ended December 31, 2008 and 2007 totaled $21,831 and $17,247, respectively.
From time to time, the Company sells natural gas or pipeline capacity to Energy Services. During the three months ended December 31, 2008 and 2007, revenues associated with sales to Energy Services totaled $7,987 and $10,690, respectively. These transactions did not have a material effect on the Company’s results of operations.
8.	Financing Transactions
On October 1, 2008, UGI Utilities issued $108,000 face value of 6.375% Senior Notes due October 2013. The proceeds from the issuance of the debt were used by UGI Utilities to fund a portion of the CPG Acquisition.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
9.	Fair Value Measurement
As described in Note 1, the Company adopted SFAS 157 effective October 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. SFAS 157 clarifies that the fair value should be based upon assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and risks inherent in valuation techniques and inputs to valuations. This includes not only the credit standing of counterparties and credit enhancements but also the impact of our own nonperformance risk on our liabilities. SFAS 157 requires fair value measurements to assume that the transaction occurs in the principal market for the asset or liability or in the absence of a principal market, the most advantageous market for the asset or liability (the market for which the reporting entity would be able to maximize the amount received or minimize the amount paid). We apply fair value measurements to our commodity derivative instruments which principally comprise natural gas futures contracts and Financial Transmission Rights (“FTRs”). Our commodity derivative financial instruments (other than FTRs) are guaranteed by the New York Mercantile Exchange (“NYMEX”) and have nominal credit risk. Gas Utility uses derivative financial instruments to reduce volatility in the cost of gas it purchases for its core retail customers. Because of its ratemaking mechanism, gains or losses on derivative financial instruments are included in gas costs charged to these customers.
In accordance with SFAS 157, we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. With respect to our exchange-traded commodity futures contracts, fair value is based upon actively-quoted market prices on the NYMEX. We estimate FTR fair values based upon available historical and near-term price information.
In accordance with SFAS 157, we also use the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value, into three broad levels:
•
Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date. Instruments categorized in Level 1 consist of our exchange-traded commodity futures contracts.

•
Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 include our FTRs.

•
Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. The Company did not have any derivative financial instruments categorized as Level 3 at December 31, 2008.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
The fair value hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3). In some cases, the inputs to measure fair value might fall into different levels of the fair value hierarchy. The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability.
SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The following table presents our assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Derivative financial instruments:
Assets	$—	$1,004	$—	$1,004
Liabilities	(58,675)	—	—	(58,675)

UGI UTILITIES, INC. AND SUBSIDIARIES
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

UGI UTILITIES, INC. AND SUBSIDIARIES
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare our results of operations for the three months ended December 31, 2008 (“2008 three-month period”) with the three months ended December 31, 2007 (“2007 three-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 3 to the condensed consolidated financial statements.
2008 three-month period compared with 2007 three-month period

			Increase
Three Months Ended December 31,	2008	2007	(Decrease)
(Millions of dollars)

Gas Utility:
Revenues	$410.4	$326.6	$83.8	25.7%
Total margin (a)	$117.3	$89.9	$27.4	30.5%
Operating income	$56.9	$50.1	$6.8	13.6%
Income before income taxes	$45.9	$39.7	$6.2	15.6%
System throughput — bcf	44.0	39.5	4.5	11.4%
Heating degree days — % colder (warmer) than normal (b)	7.1%	(4.3)%	—	—

Electric Utility:
Revenues	$35.9	$31.9	$4.0	12.5%
Total margin (a)	$10.7	$12.4	$(1.7)	(13.7)%
Operating income	$5.0	$7.5	$(2.5)	(33.3)%
Income before income taxes	$4.6	$6.9	$(2.3)	(33.3)%
Distribution sales — gwh	252.8	254.4	(1.6)	(0.6)%

bcf —	billions of cubic feet. gwh — millions of kilowatt-hours.

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $2.0 million and $1.8 million during the three-month periods ended December 31, 2008 and 2007, respectively. For financial statement purposes, revenue-related taxes are included in “Taxes other than income taxes” in the Condensed Consolidated Statements of Income.

(b)
Deviation from average heating degree days for the 15-year period 1990-2004 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Gas Utility. Temperatures in the Gas Utility service territory based upon heating degree days were 7.1% colder than normal in the 2008 three-month period compared with temperatures that were 4.3% warmer than normal in the prior-year period. In order to reflect the recent trend of warmer weather experienced in our Gas Utility service territory, in Fiscal 2009 Gas Utility began calculating normal degree days using the 15-year period 1990-2004. Previously, normal degree days were based upon recent 30-year periods. For comparability purposes, the prior-year period weather variance has been recalculated using the new 15-year period. Total distribution throughput increased 4.5 bcf in the 2008 three-month period principally reflecting the effects of the CPG Acquisition and increases in firm- residential, commercial and industrial (“retail core-market”) volumes resulting from the colder 2008 three-month period weather and year-over-year customer growth. These increases in system throughput were partially offset by the effects on volumes sold and transported of the deterioration in general economic activity which has occurred over the last year.

UGI UTILITIES, INC. AND SUBSIDIARIES
Gas Utility revenues increased $83.8 million principally reflecting $53.4 million in incremental revenues from CPG and the effects of higher volume sales and higher average retail core-market purchased gas cost (“PGC”) rates in the 2008 three-month period at UGI Gas and PNG Gas. Increases or decreases in retail core-market revenues and cost of sales principally result from changes in retail core-market volumes and the level of gas costs collected through the PGC recovery mechanism. Under the PGC recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Deferred fuel costs included on the Condensed Consolidated Balance Sheet at December 31, 2008 principally reflect the effects of significantly higher unrealized losses on natural gas futures contracts due to declines in wholesale natural gas prices. Gas Utility’s cost of gas was $293.0 million in the 2008 three-month period compared with $236.8 million in the prior-year period principally reflecting incremental cost of sales of $32.2 million associated with CPG and the effects of the previously mentioned higher average PGC rates at UGI Gas and PNG Gas.
Gas Utility total margin increased $27.5 million principally reflecting incremental margin from CPG and higher total retail core-market margin at UGI Gas and PNG Gas resulting from the higher retail core-market volumes sold.
The increase in Gas Utility operating income during the 2008 three-month period principally reflects the previously mentioned greater total margin partially offset by slightly higher operating and administrative expenses including incremental expenses associated with CPG and, to a lesser extent, higher bad debt, distribution system maintenance and environmental expenses. Income before income taxes also increased reflecting the previously mentioned higher operating income partially offset by higher interest expense on $108 million face value of long-term debt used to finance a portion of the CPG acquisition.
Electric Utility. Electric Utility’s kilowatt-hour sales in the 2008 three-month period were slightly lower than in the prior year. Temperatures based upon heating degree days were approximately 5.8% colder than last year resulting in greater sales to residential heating customers. These greater sales were more than offset however by slightly lower sales to commercial and industrial customers as a result of the deterioration in general economic activity. Notwithstanding the slightly lower total sales, Electric Utility revenues increased $4.0 million principally as a result of higher Provider of Last Resort (“POLR”) rates and greater revenues from spot market sales of electricity. In accordance with the terms of its June 2006 POLR Settlement, Electric Utility increased its POLR rates effective January 1, 2008. This increase raised the average cost to a residential heating customer by approximately 5.5% over costs in effect during calendar year 2007. Electric Utility cost of sales increased to $23.2 million in the 2008 three-month period from $17.7 million in the prior year principally reflecting higher per-unit purchased power costs and greater electricity transmission costs.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notwithstanding the increase in POLR rates, Electric Utility total margin decreased $1.7 million during the 2008 three-month period principally reflecting the higher per-unit purchased power costs and greater electricity transmission costs.
Electric Utility operating income and income before income taxes in the 2008 three-month period were $2.5 million and $2.3 million lower than the prior year, respectively, reflecting the previously mentioned lower total margin and higher operating and administrative costs including greater bad debt expense.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Company’s total debt outstanding at December 31, 2008 was $923 million compared to total debt outstanding of $589 million at September 30, 2008. The increase reflects greater bank loan borrowings and long-term debt issued in conjunction with the CPG Acquisition. UGI Utilities’ total debt at December 31, 2008 includes $383 million of Senior Notes, $257 million of Medium-Term Notes and $283 million outstanding under UGI Utilities Revolving Credit Agreement. In conjunction with the previously mentioned October 1, 2008 CPG Acquisition, UGI Utilities issued $108 million face value of 6.375% Senior Notes due 2013. Also in conjunction with the CPG Acquisition, on September 25, 2008 UGI made a $120 million cash contribution to UGI Utilities. This cash contribution was used by UGI Utilities to reduce its bank loans outstanding. On October 1, 2008, UGI Utilities reborrowed this amount under the Revolving Credit Agreement to fund a portion of the CPG Acquisition.
UGI Utilities has a $350 million Revolving Credit Agreement which expires in August 2011. At December 31, 2008 and 2007, UGI Utilities had $283 million and $257 million of borrowings outstanding under its Revolving Credit Agreement, respectively. Borrowings under the Revolving Credit Agreement are classified as bank loans on the Condensed Consolidated Balance Sheets. During the three months ended December 31, 2008 and 2007, average daily bank loan borrowings were $242.8 million and $218.4 million, respectively, and peak bank loan borrowings totaled $304 million and $267 million, respectively. Peak bank loan borrowings typically occur during the peak heating season months of December and January when UGI Utilities’ investment in working capital, principally accounts receivable and inventories, is greatest.

UGI UTILITIES, INC. AND SUBSIDIARIES
Acquisition of PPL Gas Utilities Corporation
On October 1, 2008, UGI Utilities acquired all of the issued and outstanding stock of PPL Gas Utilities Corporation (now “CPG”), the natural gas distribution utility of PPL Corporation (the “CPG Acquisition”), and its subsidiaries for cash consideration of $267.6 million plus estimated working capital of $35.4 million. Immediately after the closing of the CPG Acquisition, CPG’s wholly owned subsidiary Penn Fuel Propane, LLC (now named UGI Central Penn Propane, LLC, “CPP”), its retail propane distributor, sold its assets to AmeriGas Propane, L.P. (“AmeriGas OLP”), an affiliate of UGI, for cash consideration of $32 million plus estimated working capital of $1.6 million. CPG distributes natural gas to approximately 76,000 customers in eastern and central Pennsylvania, and also distributes natural gas to several hundred customers in portions of one Maryland county. CPP sold propane to customers principally in eastern Pennsylvania. UGI Utilities funded the CPG Acquisition with a combination of $120 million cash contributed by UGI on September 25, 2008, proceeds from the issuance of $108 million principal amount of 6.375% Senior Notes due 2013 and approximately $75 million of borrowings under UGI Utilities’ Revolving Credit Agreement. The cash proceeds of $33.6 million from the sale of the assets of CPP to AmeriGas OLP were used to reduce borrowings under UGI Utilities’ Revolving Credit Agreement.
Material contractual cash obligations as of December 31, 2008 associated with the CPG Acquisition are as follows:

	Payments Due by Period
		Fiscal	Fiscal	Fiscal
	Total	2009	2010-2011	2012-2013	Thereafter
Long-term debt	$108.0	$—	$—	$—	$108.0
Interest on long-term debt	34.4	3.4	13.8	13.8	3.4
Supply, storage and transportation contracts	140.6	58.6	53.5	16.1	12.4

Total	$283.0	$62.0	$67.3	$29.9	$123.8

Components of other noncurrent liabilities resulting from the CPG Acquisition principally comprise property and casualty liabilities, pension and other postretirement liabilities and obligations under environmental remediation agreements. These liabilities are not included in the table above because they are estimates of future payments and generally not contractually fixed as to timing or amount. For additional information regarding the CPG Acquisition, see Note 2 to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
Merger of Defined Benefit Pension Plans
Effective December 31, 2008, the Company merged two of the defined benefit pension plans that it sponsors. The merged plan will maintain separate benefit formulas and specific rights and features of each predecessor plan. As a result of the merger, the Company remeasured the combined plan’s assets and benefit obligations as of December 31, 2008, and in accordance with SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” recorded an after-tax charge to accumulated other comprehensive loss of $38.7 million. In addition, as a result of the remeasurement, pension expense will increase by approximately $3.9 million for the remainder of Fiscal 2009. For additional information on the merged plan, see Note 5 to condensed consolidated financial statements.
Effect of Recent Market Conditions.
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
The Company sponsors two defined benefit pension plans. We believe that the oversight of the plans’ investments is rigorous and that our investment strategies are prudent. During Fiscal 2008 and continuing into Fiscal 2009, actual returns on the pension plans’ investments were significantly below the expected rate of return due to adverse conditions in the financial markets. We do not expect that we will be required to make significant contributions to the pension plans in Fiscal 2009 but, based upon current funding levels, we expect that we will be required to make contributions to the pension plans in Fiscal 2010, although we do not believe such contributions will have a material impact on our liquidity. Furthermore, continued actual returns below the expected rate of return could accelerate the timing and increase the amount of future contributions to these plans in Fiscal 2010 and beyond. Additionally, reduced benefit plan assets would likely result in increased benefit expense in future years.

UGI UTILITIES, INC. AND SUBSIDIARIES
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
Cash flow provided by operating activities was $18.4 million during the 2008 three-month period compared with cash used by operating activities of $28.8 million in the prior-year three-month period. Cash flow from operating activities before changes in operating working capital decreased slightly to $51.4 million in the 2008 three-month period from $52.0 million in the prior-year three-month period. Changes in operating working capital used $33.0 million of operating cash flow during the 2008 three-month period compared with $80.8 million of operating cash flow used during the prior-year three-month period. The decline in cash flow used by changes in operating working capital is due in large part to the receipt of $40.5 million of security deposits from our storage agreements counterparties in 2008.
Investing activities. Cash used by investing activities was $328.8 million in the 2008 three-month period compared to $20.8 million in the 2007 three-month period. The 2008 three-month period reflects net cash paid in conjunction with the CPG Acquisition of $300.6 million less $33.6 million of cash received from the sale of the assets of CPP to AmeriGas OLP. In addition, restricted cash associated with commodity futures brokerage accounts increased $38.6 million in the 2008 three-month period compared with $8.2 million in the prior-year period reflecting the effects of declining natural gas prices on margin deposit requirements during the 2008 three-month period.
Financing activities. Cash provided by financing activities was $317.8 million in the 2008 three-month period compared with cash provided by financing activities of $56.4 million in the 2007 three-month period. Financing activity cash flows are primarily the result of issuances and repayments of long-term debt, net borrowings and repayments under our Revolving Credit Agreement, cash dividends paid to UGI, and capital contributions from UGI. We paid cash dividends to UGI totaling $16.2 million and $10.6 million during the 2008 and 2007 three-month periods, respectively. During the 2008 three-month period, net bank loan borrowings totaled $226 million compared with net bank loan borrowings of $67 million in the prior-year three-month period. The significant increase in net cash from bank loan borrowings in the 2008 three-month period was due in large part to the timing and use of cash contributions made by UGI in September 2008 to fund the CPG Acquisition. A $120 million cash contribution made by UGI on September 25, 2008 was temporarily used by UGI Utilities to reduce bank loan borrowings. This amount was then reborrowed on October 1, 2008 to fund a portion of the CPG Acquisition. The greater 2008 three-month period bank loan borrowings also reflect, in part, greater cash needed to fund the greater margin deposits and higher capital expenditures. During the 2008 three-month period, UGI Utilities issued $108 million of 6.375% Senior Notes due 2013 the proceeds of which were used to fund a portion of the CPG Acquisition.

UGI UTILITIES, INC. AND SUBSIDIARIES
Regulatory Matters
Electric Utility. As a result of Pennsylvania’s Electricity Generation Customer Choice and Competition Act that became effective January 1, 1997, all of Electric Utility’s customers are permitted to acquire their electricity from entities other than Electric Utility. Electric Utility remains the provider of last resort (“POLR”) for its customers that are not served by an alternate electric generation provider. The terms and conditions under which Electric Utility provides POLR service, and rules governing the rates that may be charged for such service through December 31, 2009, were established in a series of PUC approved settlements (collectively, the “POLR Settlement”), the latest of which became effective June 23, 2006.
In accordance with the POLR Settlement, Electric Utility may increase its POLR rates up to certain limits through December 31, 2009. Consistent with the terms of the POLR Settlement, Electric Utility increased its POLR rates effective January 1, 2008 which increased the average cost to a residential heating customer by approximately 5.5% over such costs in effect during calendar year 2007. Effective January 1, 2009, the average cost to a residential heating customer increased by 1.5% over such costs in effect during calendar year 2008.
On July 17, 2008, the PUC approved Electric Utility’s default service procurement, implementation and contingency plans, as modified by the terms of a May 2, 2008 settlement, filed in accordance with the PUC’s default service regulations. These plans do not affect Electric Utility’s existing POLR settlement effective through December 31, 2009. The approved plans specify how Electric Utility will solicit and acquire default service supplies for residential customers for the period January 1, 2010 through May 31, 2014, and for commercial and industrial customers for the period January 1, 2010 through May 31, 2011 (collectively, the “Settlement Term”). UGI Utilities filed a rate plan on August 29, 2008 for the Settlement Term. On January 22, 2009, the PUC approved a settlement of the rate filing that provides for Electric Utility to fully recover its default service costs. Under applicable statutory standards, Electric Utility is entitled to fully recover its default service costs. Although we believe the impact of the approved default service plans will be material to electric Utility’s results of operations beginning in Fiscal 2010, we believe such impact will not be material to UGI Utilities because it will be offset by expected increases in operating income from Gas Utility.

UGI UTILITIES, INC. AND SUBSIDIARIES
UGIPNG and CPG Base Rate Filings. On January 28, 2009, UGIPNG and CPG filed separate requests with the PUC to increase base rates for natural gas delivery service by $38.1 million annually for UGIPNG and $19.6 million annually for CPG. The increased rates would fund system improvements and operations necessary to maintain safe and reliable natural gas service. The increase would also fund additional energy assistance for low income customers as well as energy conservation programs for all customers. The new gas rates for UGIPNG could take effect as early as March 29, 2009. However, the PUC typically suspends the effective date for general base rate proceedings to allow for investigation and public hearings. As a condition to the PUC’s approval of the acquisition of CPG by UGI Utilities, CPG agreed not to place new base rates into effect prior to August 24, 2009. The PUC review process is expected to last approximately nine months, which would delay implementation of the new rates until late October 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Gas Utility’s tariffs contain clauses that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to its customers. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses derivative financial instruments including exchange-traded natural gas futures contracts to reduce volatility in the cost of gas it purchases for its retail core-market customers. The change in market value of these contracts can require daily deposits in futures brokerage accounts. The fair value of these contracts at December 31, 2008 was a loss of $58.1 million. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism. At December 31, 2008, Gas Utility had $72.7 million of restricted cash principally associated with natural gas futures accounts with brokers. The higher amount of restricted cash in futures brokerage accounts at December 31, 2008 reflects the effects of declines in natural gas prices during the three-months ended December 31, 2008. Further declines in natural gas prices could require Gas Utility to deposit additional cash in these accounts.
Our Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures contracts are recorded at fair value with changes in fair value reflected in operating expenses. The amount of the unrealized loss on these contracts and volumes under contract at December 31, 2008 were not material.
Electric Utility purchases its electric power needs from electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market. Wholesale prices for electricity can be volatile especially during periods of high demand or tight supply. As previously mentioned and in accordance with POLR settlements approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2009. Electric Utility’s fixed-price contracts with electricity suppliers mitigate most risks associated with the POLR service rate limits in effect through December 31, 2009. With respect to its existing fixed-price power contracts, should any of the counterparties fail to provide electric power under the terms of such contracts, any increases in the cost of replacement power could negatively impact Electric Utility results. In order to reduce this nonperformance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them. Changes in electricity prices could require Electric Utility to provide cash collateral to its supply counterparties.

UGI UTILITIES, INC. AND SUBSIDIARIES
As previously mentioned, on January 22, 2009, the PUC approved a settlement of a rate filing that provides for Electric Utility to fully recover its default service costs. Under applicable statutory standards, Electric Utility is entitled to fully recover its default service costs. Because Electric Utility will be assured the recovery of prudently incurred costs during the Settlement Term, beginning January 1, 2010, Electric Utility will no longer be subject to the risk that actual costs for purchased power will exceed POLR revenues.
Electric Utility obtains financial transmission rights (“FTRs”) through an annual PJM Interconnection (“PJM”) auction process and, to a lesser extent, from purchases through monthly PJM auctions. FTRs are financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electricity transmission grid. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of 14 eastern and midwestern states. Although FTRs are economically effective as hedges of congestion charges, they do not currently qualify for hedge accounting treatment. At December 31, 2008, the fair value of Electric Utility’s FTRs was $1.0 million. A 10% adverse change in the market value of FTRs would not have a material impact on the Company’s operating income.
Our variable-rate debt includes our bank loan borrowings. These agreements provide for interest rates on borrowings that are indexed to short-term market interest rates. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we expect to refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce interest rate risk associated with near or medium term issuances of fixed-rate debt, we may enter into interest rate protection agreements.
Unsettled derivative instruments at December 31, 2008 comprised Gas Utility’s exchange-traded natural gas futures contracts, which are included in Gas Utility’s PGC recovery mechanism, Electric Utility’s FTRs and, to a much lesser extent, exchange-traded gasoline futures contracts.

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

UGI UTILITIES, INC. AND SUBSIDIARIES
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
South Carolina Electric & Gas Company v. UGI Utilities, Inc. On September 22, 2006, South Carolina Electric & Gas Company (“SCE&G”), a subsidiary of SCANA Corporation, filed a lawsuit against UGI Utilities in the District Court of South Carolina seeking contribution from UGI Utilities for past and future remediation costs related to the operations of a former MGP located in Charleston, South Carolina. SCE&G asserts that the plant operated from 1855 to 1954 and alleges that through control of a subsidiary that owned the plant UGI Utilities controlled operations of the plant from 1910 to 1926 and is liable for 47% of the costs associated with the site. SCE&G asserts that it has spent approximately $22 million in remediation costs and $26 million in third-party claims relating to the site and estimates that future remediation costs could be as high as $2.5 million. SCE&G further asserts that it has received a demand from the United States Justice Department for natural resource damages. Trial is scheduled for March 2009.
UGI Central Penn Gas, Inc. Consent Order and Agreement. UGI Central Penn Gas, Inc. (“CPG”), a wholly owned subsidiary of UGI Corporation’s wholly owned subsidiary, UGI Utilities, Inc., is party to a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection dated February 15, 2005 (“CPG-COA”), requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which MGP-related facilities were operated (“MGP Properties”) and to plug a minimum of 16 non-producing natural gas wells per year. CPG has closed all but 8 of the MGP Properties and has plugged all but approximately 70 wells. Under the CPG-COA, environmental expenditures relating to the MGP Properties are capped at $1.75 million in any calendar year. The CPG-COA terminates at the end of calendar year 2011 for the MGP Properties and at the end of calendar year 2013 for well plugging activities. In addition, CPG is responsible for remediation of an MGP Property in Georgetown, Delaware that is not included in the CPG-COA. The costs associated with remediation of the Georgetown MGP Property are not expected to be material.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I -“Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

UGI UTILITIES, INC. AND SUBSIDIARIES
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows:

Exhibit
No.	Exhibit
12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UGI UTILITIES, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UGI Utilities, Inc. (Registrant)

Date: February 6, 2009	By:	/s/ John C. Barney John C. Barney
Senior Vice President — Finance and Chief Financial Officer

UGI UTILITIES, INC.
EXHIBIT INDEX

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.