Form 10-Q
period 2009-03-31
UGI UTILITIES INC
filed 2009-05-08
CIK 100548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-1398
UGI UTILITIES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1174060
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
UGI UTILITIES, INC.
2525 N. 12th Street, Suite 360
Reading, PA
(Address of principal executive offices)
19612
(Zip Code)
(610) 796-3400
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 30, 2009, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

UGI UTILITIES, INC. AND SUBSIDIARIES

PAGES

Part I Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2009, September 30, 2008 and March 31, 2008	1

Condensed Consolidated Statements of Income for the three and six months ended March 31, 2009 and 2008	2

Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2009 and 2008	3

Notes to Condensed Consolidated Financial Statements	4 - 24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25 - 34

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34 - 35

Item 4T. Controls and Procedures	36

Part II Other Information

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 6. Exhibits	38

Signatures	39

Exhibit 10.3
Exhibit 10.4
Exhibit 12.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32

-i-

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	March 31,	September 30,	March 31,
	2009	2008	2008

ASSETS

Current assets:
Cash and cash equivalents	$22,440	$3,483	$15,555
Restricted cash	92,613	34,037	—
Accounts receivable (less allowances for doubtful accounts of ($25,619, $10,369 and $14,013, respectively)	200,674	70,259	191,883
Accounts receivable — related parties	5,107	1,946	4,813
Accrued utility revenues	51,402	20,823	63,649
Inventories	26,765	161,272	31,160
Deferred income taxes	21,659	13,712	24,463
Regulatory assets	61,067	15,987	—
Derivative financial instruments	962	506	39,464
Prepaid expenses & other current assets	12,941	3,380	9,186

Total current assets	495,630	325,405	380,173

Property, plant and equipment, at cost (less accumulated depreciation and amortization of $680,722, $562,135 and $544,424, respectively)	1,345,450	1,106,921	1,089,078

Goodwill	176,906	161,726	162,309
Regulatory assets	112,572	91,396	91,179
Other assets	13,592	9,018	6,764

Total assets	$2,144,150	$1,694,466	$1,729,503

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Bank loans	$178,000	$57,000	$96,000
Accounts payable	76,944	57,384	79,544
Accounts payable — related parties	6,428	14,680	8,113
Accrued income taxes	48,483	3,170	36,045
Deferred fuel refunds	4,736	—	68,202
Derivative financial instruments	82,275	23,488	—
Other current liabilities	99,919	68,441	65,502

Total current liabilities	496,785	224,163	353,406

Long-term debt	640,000	532,000	532,000
Deferred income taxes	132,518	171,623	187,688
Deferred investment tax credits	5,853	6,039	6,227
Other noncurrent liabilities	194,968	93,071	43,528

Total liabilities	1,470,124	1,026,896	1,122,849

Commitments and contingencies (note 6)

Common stockholder’s equity:
Common Stock, $2.25 par value (authorized — 40,000,000 shares; issued and outstanding — 26,781,785 shares)	60,259	60,259	60,259
Additional paid-in capital	466,990	466,888	346,758
Retained earnings	228,902	184,201	215,041
Accumulated other comprehensive loss	(82,125)	(43,778)	(15,404)

Total common stockholder’s equity	674,026	667,570	606,654

Total liabilities and stockholder’s equity	$2,144,150	$1,694,466	$1,729,503

See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Revenues	$581,260	$519,998	$1,027,952	$884,386

Costs and expenses:
Cost of sales — gas, fuel and purchased power (excluding depreciation shown below)	416,976	381,893	733,210	638,832
Operating and administrative expenses	57,245	40,631	107,923	76,135
Operating and administrative expenses — related parties	6,393	5,354	9,138	6,808
Taxes other than income taxes	5,022	4,784	9,626	9,253
Depreciation and amortization	12,562	10,349	25,074	20,580
Other income, net	(2,611)	(4,682)	(4,704)	(7,500)

	495,587	438,329	880,267	744,108

Operating income	85,673	81,669	147,685	140,278
Interest expense	10,809	10,101	22,189	21,001

Income before income taxes	74,864	71,568	125,496	119,277
Income taxes	30,118	28,482	49,616	47,558

Net income	$44,746	$43,086	$75,880	$71,719

See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Six Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,880	$71,719
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	25,074	20,580
Deferred income taxes, net	(14,603)	(7,115)
Provision for uncollectible accounts	19,846	9,707
Other, net	2,054	1,971
Net change in:
Accounts receivable and accrued utility revenues	(166,819)	(176,010)
Inventories	157,091	131,099
Deferred fuel costs	38,983	42,925
Accounts payable	1,924	11,775
Storage agreements security deposits	22,500	—
Other current assets	(8,942)	(3,866)
Other current liabilities	30,968	25,714

Net cash provided by operating activities	183,956	128,499

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(36,831)	(26,104)
Acquisition of CPG, net of cash acquired	(298,671)	—
Proceeds from sale of assets of CPP	32,269	—
(Increase) decrease in restricted cash	(58,576)	6,642
Other, net	(990)	(227)

Net cash used by investing activities	(362,799)	(19,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(31,200)	(35,462)
Issuance of long-term debt	108,000	20,000
Increase (decrease) in bank loans	121,000	(94,000)

Net cash provided (used) by financing activities	197,800	(109,462)

Cash and cash equivalents increase (decrease)	$18,957	$(652)

CASH AND CASH EQUIVALENTS:
End of period	$22,440	$15,555
Beginning of period	3,483	16,207

Increase (decrease)	$18,957	$(652)

See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
1.	Basis of Presentation
UGI Utilities, Inc., a wholly owned subsidiary of UGI Corporation (“UGI”), and its wholly owned subsidiaries UGI Penn Natural Gas, Inc. (“UGIPNG”) and UGI Central Penn Gas, Inc. (“CPG”), own and operate natural gas distribution utilities in eastern, northeastern and central Pennsylvania. UGI Utilities also owns and operates an electric distribution utility in northeastern Pennsylvania (“Electric Utility”). UGI Utilities, Inc.’s natural gas distribution utility is referred to herein as “UGI Gas;” UGIPNG’s natural gas distribution utility is referred to herein as “PNG Gas;” and CPG’s natural gas distribution utility, which was acquired on October 1, 2008 (see Note 2), is referred to herein as “CPG Gas.” UGI Gas, PNG Gas and CPG Gas are collectively referred to as “Gas Utility.” UGIPNG also has a heating, ventilation and air-conditioning service business (“UGI Penn HVAC Services, Inc.”) which operates principally in the PNG Gas service territory.
Effective January 1, 2007, as previously approved by the Pennsylvania Public Utility Commission (“PUC”), UGI Utilities, Inc. contributed its heating, ventilation and air conditioning services business to its wholly owned second-tier subsidiary, UGI HVAC Services, Inc. (“UGI HVAC”). Effective April 1, 2008, UGI Utilities transferred by dividend its ownership interest in UGI HVAC to UGI. UGI Penn HVAC Services, Inc and UGI HVAC (prior to its transfer by dividend to UGI) are referred to herein as the “HVAC Business.”
Gas Utility is subject to regulation by the PUC and the Maryland Public Service Commission and Electric Utility is subject to regulation by the PUC. The term “UGI Utilities” is used sometimes as an abbreviated reference to UGI Utilities, Inc., or to UGI Utilities, Inc. and its subsidiaries. Our condensed consolidated financial statements include the accounts of UGI Utilities and its subsidiaries (collectively, “we” or “the Company”). We eliminate all significant intercompany accounts when we consolidate.
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2008 condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2008 (“Company’s 2008 Annual Report”). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.
Restricted Cash. Restricted cash represents those cash balances in our commodity futures brokerage accounts which are restricted from withdrawal.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Comprehensive Income. The following table presents the components of comprehensive income for the three and six months ended March 31, 2009 and 2008:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net income	$44,746	$43,086	$75,880	$71,719
Other comprehensive income (loss)	171	191	(38,347)	(87)

Comprehensive income	$44,917	$43,277	$37,533	$71,632

Other comprehensive income (loss) for all periods presented includes reclassifications to net income of net settled losses on interest rate protection agreements and, in the six months ended March 31, 2008, includes net changes in the fair value of an electricity price swap agreement through its expiration on December 31, 2007. In addition, effective December 31, 2008, UGI Utilities merged two of the defined benefit pension plans that it sponsors. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), we were required to remeasure the merged plan’s assets and obligations and, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), record the funded status at December 31, 2008 in our Condensed Consolidated Balance Sheet. The remeasurement resulted in an increase in other comprehensive loss of $38,688 for the six months ended March 31, 2009 (see Note 5).
Natural Gas Inventories. UGI Utilities has two storage contract administrative agreements pursuant to which UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the storage agreements. UGI Utilities also transferred certain associated storage inventories upon commencement of the storage agreements, will receive a transfer of storage inventories at the end of the storage agreements, and makes payments associated with refilling storage inventories during the terms of such agreements. These agreements are currently scheduled to expire on October 31, 2009. Included among these storage agreements is an agreement with UGI Energy Services, Inc., a second-tier wholly owned subsidiary of UGI (see Note 7). UGI Utilities reflects the historical cost of natural gas storage inventories released under these agreements, which represent a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreements but not yet replenished) on its balance sheets under the caption “Inventories.” The carrying value of gas storage inventories released under these agreements at March 31, 2009, September 30, 2008 and March 31, 2008, comprising 1.8 billion cubic feet (“bcf”), 9.3 bcf, and 2.3 bcf of natural gas, was $14,089, $81,182 and $17,868, respectively. In conjunction with the storage agreements, at March 31, 2009 UGI Utilities had a total of $22,500 of security deposits received from its storage agreement counterparties which amount is reflected in other current liabilities on the Condensed Consolidated Balance Sheet.

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
Income Taxes. As a result of settlements with tax authorities, in December 2008 the Company adjusted its unrecognized tax benefits. The reduction decreased income tax expense for the six months ended March 31, 2009 by $490.
Newly Adopted Accounting Standards. Effective March 31, 2009, we adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures for all derivative instruments and hedging activity accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 provides greater transparency by requiring disclosure regarding: (1) how and why an entity uses derivatives, (2) how derivatives and related hedged items are accounted for under SFAS 133 and its related interpretations, and (3) how derivatives and related hedged items affect an entity’s financial position, financial performance and cash flows. See Note 10 for disclosures required by SFAS 161.
Effective October 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued two FASB Staff Positions (“FSPs”) amending SFAS 157. FSP FAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP FAS 157-2 delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 (Fiscal 2010) for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The adoption of the initial phase of SFAS 157 did not have a material effect on the Company’s financial statements and the Company does not anticipate that the adoption of the remainder of SFAS 157 will have a material effect on the Company’s consolidated financial statements. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (FSP 157-3), which clarifies the application of SFAS 157 to financial assets in a market that is not active. FSP 157-3 did not have an impact on our results of operations or financial condition. See Note 9 for further information on fair value measurements in accordance with SFAS 157.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Effective October 1, 2008, we adopted FSP FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP 39-1”). FSP 39-1 permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. In addition, upon the adoption, companies are permitted to change their accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. FSP 39-1 requires retrospective application for all periods presented. We have elected to continue our policy of reflecting derivative asset or liability positions, as well as cash collateral, on a gross basis in our Condensed Consolidated Balance Sheets. Accordingly, the adoption of FSP 39-1 did not impact our financial statements.
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
Recently Issued Accounting Standards Not Yet Adopted. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the provisions of FSP 157-4.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP 107-1 and 28-1”). FSP 107-1 and 28-1 amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and 28-1 is effective for interim periods ending after June 15, 2009. We are currently evaluating the provisions of FSP 107-1 and 28-1.
Also in April 2009, the FASB issued FSP FAS 115-2 and 124-2, “Recognition and Presentations of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amends other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the provisions of FSP 115-2 and 124-2.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends Statement 132(R) to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The provisions of this FSP are effective for reporting periods ending after December 15, 2009. We are currently evaluating the provisions of FSP 132(R)-1.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), and other applicable accounting literature. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (Fiscal 2010) and must be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the provisions of FSP 142-3.
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
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
2.	Acquisition of PPL Gas Utilities Corporation
On October 1, 2008, UGI Utilities acquired all of the issued and outstanding stock of PPL Gas Utilities Corporation (now “CPG”), the natural gas distribution utility of PPL Corporation (the “CPG Acquisition”), and its subsidiaries for cash consideration of $267,600 plus estimated working capital of $35,370. Immediately after the closing of the CPG Acquisition, CPG’s wholly owned subsidiary Penn Fuel Propane, LLC (now named UGI Central Penn Propane, LLC, “CPP”), its retail propane distributor, sold its assets to AmeriGas Propane, L.P. (“AmeriGas OLP”), an affiliate of UGI, for cash consideration of $32,000 plus estimated working capital of $1,621. CPG distributes natural gas to approximately 76,000 customers in eastern and central Pennsylvania and also distributes natural gas to several hundred customers in portions of one Maryland county. CPP sold propane to customers principally in eastern Pennsylvania. UGI Utilities funded the CPG Acquisition at closing with a combination of $120,000 cash contributed by UGI on September 25, 2008, proceeds from the issuance on October 1, 2008 of $108,000 principal amount of 6.375% Senior Notes due 2013 and approximately $75,000 of borrowings under UGI Utilities’ Revolving Credit Agreement. The cash proceeds of $33,621 from the sale of the assets of CPP to AmeriGas OLP were used to reduce borrowings under UGI Utilities’ Revolving Credit Agreement.
The assets and liabilities resulting from the CPG Acquisition are included in our Condensed Consolidated Balance Sheet at March 31, 2009. The purchase price allocation has been finalized except for the fair values of regulatory assets and liabilities which are subject to a pending base rate proceeding of CPG (see Note 4). Pursuant to the CPG Acquisition purchase agreement, the purchase price was subject to adjustment for the difference between the estimated working capital of $35,370 and the actual working capital as of the closing date agreed to by both UGI Utilities and PPL Corporation (“PPL”). In February 2009, UGI Utilities and PPL reached an agreement on the working capital adjustment pursuant to which PPL paid UGI Utilities $3,673 in cash including interest. UGI Utilities expects to receive from PPL later in Fiscal 2009 an additional approximately $7,500 in cash associated with certain income tax assets. Also during the three months ended March 31, 2009, UGI Utilities and AmeriGas OLP reached an agreement on the working capital adjustment associated with UGI Utilities sale of the assets of CPP to AmeriGas OLP pursuant to which UGI Utilities paid AmeriGas OLP $1,352 plus interest.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
The purchase price of the CPG Acquisition, including transaction fees and expenses and liabilities incurred totaling approximately $2,300 has been preliminarily allocated to the assets acquired and liabilities assumed (but excluding the assets of CPP sold to AmeriGas OLP) as follows:

Working capital	$21,589
Property, plant and equipment, net	227,301
Goodwill	15,180
Regulatory assets	22,466
Other assets	7,412
Noncurrent liabilities	(32,057)

Total	$261,891

Substantially all of the goodwill is deductible for income tax purposes over a fifteen-year period.
The operating results of CPG are included in our consolidated results beginning October 1, 2008. The following table presents pro forma income statement data for the three and six months ended March 31, 2008 as if the CPG Acquisition had occurred as of October 1, 2007:

	Three Months Ended	Six Months Ended
	March 31, 2008	March 31, 2008
	(pro forma)	(pro forma)
Revenues	$600,255	$1,011,841
Net income	48,858	81,496

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
The HVAC Business does not meet the quantitative thresholds for separate segment reporting under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and has been reflected as “Other.”

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Financial information by business segment follows:
Three Months Ended March 31, 2009:

		Reportable Segments
		Gas	Electric
	Total	Utility	Utility	Other

Revenues	$581,260	$542,796	$38,118	$346
Cost of sales	416,976	392,823	24,153	—
Depreciation and amortization	12,562	11,587	975	—
Operating income	85,673	80,017	5,417	239
Interest expense	10,809	10,377	432	—
Income before income taxes	74,864	69,640	4,985	239

Total assets at period end	$2,144,150	$2,019,932	$124,218	$—

Goodwill at period end	$176,906	$176,906	$—	$—

Three Months Ended March 31, 2008:

		Reportable Segments
		Gas	Electric
	Total	Utility	Utility	Other

Revenues	$519,998	$476,803	$38,597	$4,598
Cost of sales	381,893	355,120	24,227	2,546
Depreciation and amortization	10,349	9,454	889	6
Operating income (loss)	81,669	75,582	6,413	(326)
Interest expense	10,101	9,577	524	—
Income (loss) before income taxes	71,568	66,005	5,889	(326)

Total assets at period end	$1,729,503	$1,603,593	$120,409	$5,501

Goodwill at period end	$162,309	$162,309	$—	$—

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Six Months Ended March 31, 2009:

		Reportable Segments
		Gas	Electric
	Total	Utility	Utility	Other

Revenues	$1,027,952	$953,162	$74,039	$751
Cost of sales	733,210	685,847	47,363	—
Depreciation and amortization	25,074	23,136	1,938	—
Operating income	147,685	136,902	10,464	319
Interest expense	22,189	21,352	837	—
Income before income taxes	125,496	115,550	9,627	319

Total assets at period end	$2,144,150	$2,019,932	$124,218	$—

Goodwill at period end	$176,906	$176,906	$—	$—

Six Months Ended March 31, 2008:

		Reportable Segments
		Gas	Electric
	Total	Utility	Utility	Other

Revenues	$884,386	$803,445	$70,533	$10,408
Cost of sales	638,832	591,901	41,897	5,034
Depreciation and amortization	20,580	18,802	1,769	9
Operating income	140,278	125,650	13,872	756
Interest expense	21,001	19,935	1,066	—
Income before income taxes	119,277	105,715	12,806	756

Total assets at period end	$1,729,503	$1,603,593	$120,409	$5,501

Goodwill at period end	$162,309	$162,309	$—	$—

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
4.	Regulatory Assets and Liabilities and Regulatory Matters
For a description of the Company’s regulatory assets and liabilities other than those described below, see Note 3 to the Company’s 2008 Annual Report. The following regulatory assets and liabilities associated with Gas Utility and Electric Utility are included in our accompanying Condensed Consolidated Balance Sheets:

	March 31,	September 30,	March 31,
	2009	2008	2008
Regulatory assets:
Income taxes recoverable	$75,660	$73,695	$73,059
Postretirement benefits	3,561	4,321	4,476
Recoverable costs — CPG Gas postretirement benefit plans	5,551	—	—
Environmental costs	20,665	9,009	9,009
Deferred fuel costs	61,067	15,987	—
Other	7,135	4,371	4,635

Total regulatory assets	$173,639	$107,383	$91,179

Regulatory liabilities:
Postretirement benefits	$9,609	$8,886	$8,093
Environmental overcollections	9,724	—	—
Deferred fuel refunds	4,736	—	68,202

Total regulatory liabilities	$24,069	$8,886	$76,295

Deferred fuel costs and refunds. Gas Utility’s tariffs contain clauses which permit recovery of certain purchased gas costs through the application of purchased gas cost (“PGC”) rates. The clauses provide for periodic adjustments to PGC rates for differences between the total amount of purchased gas costs collected from customers and recoverable costs incurred. Net undercollected gas costs are classified as a regulatory asset and net overcollections are classified as a regulatory liability. Gas Utility uses derivative financial instruments to reduce volatility in the cost of gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative financial instruments are included in deferred fuel refunds or costs. Unrealized (losses) gains on such contracts at March 31, 2009, September 30, 2008 and March 31, 2008 were $(81,893), $(23,321) and $39,464, respectively.
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
UGI Utilities does not recover a rate of return on its regulatory assets.

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
UGIPNG and CPG Base Rate Filings. On January 28, 2009, UGIPNG and CPG filed separate requests with the PUC to increase base rates for natural gas delivery service by $38,118 annually for UGIPNG and $19,635 annually for CPG. The increased rates would fund system improvements and operations necessary to maintain safe and reliable natural gas service. The increase would also fund additional energy assistance for low income customers as well as energy conservation programs for all customers. The PUC has suspended the effective date for the base rate increases to allow for investigation and public hearings. Unless a settlement is reached sooner, the PUC review process will last until late October 2009. As a condition to the PUC’s approval of the acquisition of CPG by UGI Utilities, CPG agreed not to place new base rates into effect prior to August 21, 2009.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Net periodic pension expense and other postretirement benefit costs relating to our employees include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Service cost	$1,492	$1,270	$2	$67
Interest cost	5,263	4,453	162	212
Expected return on assets	(5,892)	(5,693)	(130)	(159)
Amortization of:
Prior service cost (benefit)	7	8	(87)	(97)
Actuarial loss	1,138	—	30	17

Net benefit cost	2,008	38	(23)	40
Change in associated regulatory liabilities	—	—	803	818

Net expense	$2,008	$38	$780	$858

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Service cost	$2,873	$2,541	$66	$134
Interest cost	10,717	8,906	422	424
Expected return on assets	(11,998)	(11,386)	(260)	(318)
Amortization of:
Prior service cost (benefit)	14	15	(174)	(194)
Actuarial loss	1,311	—	60	34

Net benefit cost	2,917	76	114	80
Change in associated regulatory liabilities	—	—	1,606	1,635

Net expense	$2,917	$76	$1,720	$1,715

Pension Plans’ assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any material contributions to the Pension Plans during the year ending September 30, 2009 (Fiscal 2009) for ERISA funding purposes. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to fund and pay UGI Gas and Electric Utility’s postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The difference between the annual amount calculated and the amount included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the six months ended March 31, 2009, nor are they expected to be material for all of Fiscal 2009.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
We also sponsor an unfunded and non-qualified defined benefit supplemental executive retirement income plan. Net benefit costs associated with this plan for all periods presented were not material.
Effective December 31, 2008, UGI Utilities merged two of its defined benefit pension plans. The merged plan will maintain separate benefit formulas and specific rights and features of each predecessor plan. As a result of the merger and in accordance with SFAS 87, the Company remeasured the combined plan’s assets and benefit obligations as of December 31, 2008 (the “Remeasurement Date”) and in accordance with SFAS 158 recorded an after-tax charge to accumulated other comprehensive loss of $38,688.
The following table provides a reconciliation of the projected benefit obligation (“PBO”), plan assets and the funded status of the merged pension plan as of the Remeasurement Date:

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

The accumulated benefit obligation (“ABO”) of the merged plan at the Remeasurement Date is $301,464. Actuarial assumptions for the merged plan as of the Remeasurement Date are as follows: discount rate — 5.9%; expected return on plan assets — 8.5%; rate of increase in salary levels — 3.8%.

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
PNG Gas is a party to a Multi-Site Remediation Consent Order and Agreement with the Pennsylvania Department of Environmental Protection dated March 31, 2004 (“Multi-Site Agreement”). The Multi-Site Agreement requires PNG Gas to perform annually a specified level of activities associated with environmental investigation and remediation work at 11 currently owned properties on which MGP-related facilities were operated (“Properties”). Under the Multi-Site Agreement, environmental expenditures, including costs to perform work on the Properties, are capped at $1,100 in any calendar year. The Multi-Site Agreement terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date. At March 31, 2009, our accrued liability for environmental investigation and remediation costs related to the Multi-Site Agreement was $8,255.
CPG is party to a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection dated February 15, 2005 (“CPG-COA”) requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which MGP-related facilities were operated (“MGP Properties”) and to plug a minimum of 16 non-producing natural gas wells per year. CPG has closed all but 8 of the MGP Properties and has plugged all but approximately 78 wells. Under the CPG-COA, environmental expenditures relating to the MGP Properties are capped at $1,750 in any calendar year. The CPG-COA terminates at the end of 2011 for the MGP Properties and at the end of 2013 for well plugging activities. In addition, CPG is responsible for remediation of an MGP Property in Georgetown, Delaware. The costs associated with remediation of the Georgetown MGP Property are not expected to be material. At March 31, 2009, our accrued liability for environmental investigation and remediation costs related to the CPG-COA was $10,772.
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
South Carolina Electric & Gas Company v. UGI Utilities, Inc. On September 22, 2006, South Carolina Electric & Gas Company (“SCE&G”), a subsidiary of SCANA Corporation, filed a lawsuit against UGI Utilities in the District Court of South Carolina seeking contribution from UGI Utilities for past and future remediation costs related to the operations of a former MGP located in Charleston, South Carolina. SCE&G asserts that the plant operated from 1855 to 1954 and alleges that through control of a subsidiary that owned the plant UGI Utilities controlled operations of the plant from 1910 to 1926 and is liable for approximately 25% of the costs associated with the site. SCE&G asserts that it has spent approximately $22,000 in remediation costs and paid $26,000 in third-party claims relating to the site and estimates that future response costs, including a claim by the United States Justice Department for natural resource damages, could be as high as $14,000. Trial took place in March 2009 and the court’s decision is pending.
City of Bangor, Maine v. Frontier Communications Corporation, f/k/a Citizens Communications Company. In April 2003, Citizens Communications Company, now known as Frontier Communications Corporation (“Frontier”), served a complaint naming UGI Utilities as a third-party defendant in a civil action pending in the United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, Maine (“City”) sued Frontier to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Frontier’s predecessors at a site on the Penobscot River. Frontier subsequently joined UGI Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of costs Frontier may be required to pay to the City for cleaning up tar deposits in the Penobscot River. Frontier alleges that through ownership and control of a subsidiary, Bangor Gas Light Company, UGI Utilities and its predecessors owned and operated the plant from 1901 to 1928. Studies conducted by the City and Frontier suggest that it could cost up to $18,000 to clean up the river. Frontier’s third-party claims were stayed pending trial of the City’s suit against Frontier, which took place in September 2005. On June 27, 2006, the court issued an order finding Frontier responsible for 60% of the cleanup costs. On February 14, 2007, Frontier and the City entered into a settlement agreement pursuant to which Frontier agreed to pay $7,625 in exchange for a release of its and all predecessors’ liabilities. Separately, the Maine Department of Environmental Protection has disclaimed its previously announced intention to pursue third-party defendants, including UGI Utilities, for costs incurred by the State of Maine related to contaminants at this site. UGI Utilities believes that it has good defenses to all Frontier’s claims.

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
Yankee Gas Services Company and Connecticut Light and Power Company v. UGI Utilities, Inc. On September 11, 2006, UGI Utilities received a complaint filed by Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities (together the “Northeast Companies”), in the United States District Court for the District of Connecticut seeking contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the plants from 1883 to 1941 through control of its subsidiaries that owned the MGPs. The Northeast Companies estimated that remediation costs for all of the sites would total approximately $215,000 and asserted that UGI Utilities is responsible for approximately $103,000 of this amount. Based on information supplied by the Northeast Companies and UGI Utilities’ own investigation, UGI Utilities believes that it may have operated one of the sites, Waterbury North, under lease for a portion of its operating history. UGI Utilities is reviewing the Northeast Companies’ estimate that remediation costs at Waterbury North could total $23,000. A trial to determine whether UGI Utilities is responsible for remediation costs concluded on May 1, 2009 and the court’s decision is pending. If necessary, the court will determine the amount of UGI Utilities’ share of those costs in a second trial.
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
UGI Utilities has entered into a Storage Contract Administration Agreement (“Storage Agreement”) extending through October 31, 2009 with UGI Energy Services, Inc., a second-tier wholly owned subsidiary of UGI (“Energy Services”). Under the Storage Agreement UGI Utilities has, among other things, and subject to recall for operational purposes, released certain storage and transportation contracts to Energy Services for the term of the Storage Agreement. UGI Utilities also transferred certain associated storage inventories upon the commencement of the Storage Agreement, will receive a transfer of storage inventories at the end of the Storage Agreement, and makes payments associated with refilling storage inventories during the term of the Storage Agreement. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the Storage Agreement. UGI Utilities incurred costs associated with the Storage Agreement totaling $5,279 and $19,861 during the three and six months ended March 31, 2009, respectively, and $5,721 and $22,156 during the three and six months ended March 31, 2008, respectively. In conjunction with the storage agreement, UGI Utilities received $15,000 in security deposits from Energy Services, which amount is included in other current liabilities on the March 31, 2009 Condensed Consolidated Balance Sheet.
UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) on its balance sheet under the caption “Inventories.” The carrying value of these gas storage inventories released under the Storage Agreement at March 31, 2009, comprising approximately 1.3 billion cubic feet of natural gas, was $11,086. The carrying value of these gas storage inventories at September 30, 2008, comprising approximately 8.3 billion cubic feet of natural gas, was $70,833. The carrying value of these gas storage inventories at March 31, 2008, comprising approximately 1.9 billion cubic feet of natural gas, was $16,026.
Gas Utility has gas supply and delivery service agreements with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility during the peak heating-season months of November through to March. In addition, from time to time, Gas Utility purchases natural gas or pipeline capacity from Energy Services. The aggregate amount of these transactions (exclusive of Storage Agreement transactions) during the three and six months ended March 31, 2009 totaled $11,373 and $33,204, respectively, During the three and six months ended March 31, 2008, such transaction totaled $18,938 and $36,185, respectively.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
From time to time, the Company sells natural gas or pipeline capacity to Energy Services. During the three and six months ended March 31, 2009, revenues associated with sales to Energy Services totaled $12,826 and $20,813, respectively. During the three and six months ended March 31, 2008, such revenues totaled $17,954 and $28,643, respectively. These transactions did not have a material effect on the Company’s results of operations.
8.	Financing Transactions
On October 1, 2008, UGI Utilities issued $108,000 face value of 6.375% Senior Notes due October 2013. The proceeds from the issuance of the Notes were used by UGI Utilities to fund a portion of the CPG Acquisition.
9.	Fair Value Measurement
As described in Note 1, the Company adopted SFAS 157 effective October 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. SFAS 157 clarifies that the fair value should be based upon assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and risks inherent in valuation techniques and inputs to valuations. This includes not only the credit standing of counterparties and credit enhancements but also the impact of our own nonperformance risk on our liabilities. SFAS 157 requires fair value measurements to assume that the transaction occurs in the principal market for the asset or liability or in the absence of a principal market, the most advantageous market for the asset or liability (the market for which the reporting entity would be able to maximize the amount received or minimize the amount paid). We apply fair value measurements to our commodity derivative instruments which principally comprise natural gas futures contracts and Financial Transmission Rights (“FTRs”). Our commodity derivative financial instruments (other than FTRs) are traded on the New York Mercantile Exchange (“NYMEX”) and have nominal credit risk. Gas Utility uses natural gas derivative financial instruments to reduce volatility in the cost of gas it purchases for its retail core-market customers. Because of its ratemaking mechanism, gains or losses on natural gas derivative financial instruments are included in gas costs charged to these customers.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
In accordance with SFAS 157, we use the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value, into three broad levels:
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

•
Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. The Company did not have any derivative financial instruments categorized as Level 3 at March 31, 2009.

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
SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The following table presents our assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions as of March 31, 2009:

	Level 1	Level 2	Level 3	Total
Derivative financial instruments:
Assets	$—	$962	$—	$962
Liabilities	$(82,275)	$—	$—	$(82,275)
10.	Disclosures About Derivative Instruments and Hedging Activities
The primary market risks managed by the Company through the use of derivative instruments are (1) commodity price risk, principally natural gas commodity price risk and electricity transmission congestion risk, and (2) interest rate risk. Due to Gas Utility and Electric Utility ratemaking as further described below, there is limited commodity price risk associated with these operations that affects our net income. Although we use derivative financial and commodity instruments to reduce market risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes. The use of derivative instruments is controlled by our derivative, hedging and credit policies which govern, among other things, the derivative instruments we can use, counterparty credit limits and contract authorization limits.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Commodity Price Risk
Gas Utility’s tariffs contain clauses that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to retail core-market customers. As permitted and agreed to by the PUC pursuant to Gas Utility’s annual gas cost PGC filings, Gas Utility currently uses NYMEX natural gas futures contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At March 31, 2009, the volumes of natural gas associated with our unsettled NYMEX natural gas futures contracts totaled 16.4 million dekatherms and the maximum period over which we are hedging natural gas market risk is six months. Gains and losses on unsettled natural gas futures contracts are recorded in deferred fuel costs on the Condensed Consolidated Balance Sheet in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” and reflected in cost of sales through the PGC mechanism. At March 31, 2009, Gas Utility had recorded a current liability of $81,893, representing the fair value of unsettled natural gas futures contracts as of that date, and an associated regulatory asset of $81,893 within deferred fuel costs.
In order to reduce volatility associated with a substantial portion of its electricity transmission congestion costs, Electric Utility obtains FTRs through an annual PJM Interconnection (“PJM”) allocation process and by purchases of FTRs at monthly PJM auctions. FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electric transmission grid. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of 14 eastern and midwestern states. At March 31, 2009, the volume of electricity congestion that is subject to FTRs totaled 1,017.2 million kilowatt-hours and the maximum period over which we are currently hedging electricity congestion is 26 months. Because Electric Utility is entitled to fully recover its default service costs commencing January 1, 2010 pursuant to a January 22, 2009 settlement of its default service rate filing with the PUC (see Note 4), changes in the fair value of FTRs associated with periods after January 1, 2010 will not affect net income. FTRs associated with periods prior to January 2010 are recorded at fair value with changes in fair value reflected in cost of sales.
In order to reduce operating expense volatility, Gas Utility and Electric Utility from time to time enter into NYMEX gasoline futures contracts for a portion of gasoline volumes expected to be used in the operation of their vehicles and equipment. These contracts do not currently qualify for hedge accounting treatment. The volumes of gasoline associated with NYMEX futures contracts were not material for all periods presented.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Interest Rate Risk
Our long-term debt typically is issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). We account for IRPAs as cash flow hedges. Changes in the fair values of IRPAs are recorded in accumulated other comprehensive income, to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. At March 31, 2009 there were no unsettled IRPA contracts outstanding.
The following table provides information regarding the balance sheet location and fair values of derivative assets and liabilities existing as of March 31, 2009:

	Derivative Assets		Derivative (Liabilities)
	Balance Sheet	Fair	Balance Sheet	Fair
As of March 31, 2009	Location	Value	Location	Value
Derivatives Accounted for Under SFAS 71:
Natural gas futures contracts			Derivative financial instruments	$(81,893)

Derivatives Not Designated as Hedging Instruments:
FTRs	Derivative financial instruments	$962

Gasoline futures contracts			Derivative financial instruments	$(382)

Total Derivatives Not Designated as Hedging Instruments		$962		$(382)

Total Derivatives		$962		$(82,275)

During the three and six months ended March 31, 2009, the amount of IRPA net losses included in AOCI that were reclassified into net income, and the impact of changes in the fair value of FTRs and gasoline futures contracts on our net income, were not material.

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

UGI UTILITIES, INC. AND SUBSIDIARIES
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare our results of operations for the three months ended March 31, 2009 (“2009 three-month period”) with the three months ended March 31, 2008 (“2008 three-month period”) and the six months ended March 31, 2009 (“2009 six-month period”) with the six months ended March 31, 2008 (“2008 six-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 3 to the condensed consolidated financial statements.
2009 three-month period compared with 2008 three-month period

			Increase
Three Months Ended March 31,	2009	2008	(Decrease)
(Millions of dollars)

Gas Utility:
Revenues	$542.8	$476.8	$66.0	13.8%
Total margin (a)	$150.0	$121.7	$28.3	23.3%
Operating income	$80.0	$75.6	$4.4	5.8%
Income before income taxes	$69.6	$66.0	$3.6	5.5%
System throughput — bcf	56.5	49.6	6.9	13.9%
Heating degree days — % colder (warmer) than normal (b)	4.1%	(1.7)%	—	—

Electric Utility:
Revenues	$38.1	$38.6	$(0.5)	(1.3)%
Total margin (a)	$11.9	$12.2	$(0.3)	(2.5)%
Operating income	$5.4	$6.4	$(1.0)	(15.6)%
Income before income taxes	$5.0	$5.9	$(0.9)	(15.3)%
Distribution sales — gwh	273.1	279.1	(6.0)	(2.1)%

bcf — billions of cubic feet.

gwh — millions of kilowatt-hours.

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $2.0 million and $2.2 million during the three-month periods ended March 31, 2009 and 2008, respectively. For financial statement purposes, revenue-related taxes are included in “Taxes other than income taxes” in the Condensed Consolidated Statements of Income.

(b)
Deviation from average heating degree days for the 15-year period 1990-2004 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Gas Utility. Temperatures in the Gas Utility service territory based upon heating degree days were 4.1% colder than normal in the 2009 three-month period compared with temperatures that were 1.7% warmer than normal in the prior-year period. In Fiscal 2009 Gas Utility began calculating normal degree days using the 15-year period 1990-2004. Previously, normal degree days were based upon recent 30-year periods. For comparability purposes, the prior-year period weather variance has been recalculated using the new 15-year period. Total distribution system throughput increased 6.9 bcf in the 2009 three-month period reflecting the effects of the CPG Acquisition and increases in firm- residential, commercial and industrial (“retail core-market”) and retail delivery service (collectively, “core market”) volumes resulting from the colder 2009 three-month period weather and year-over-year customer growth. These increases in system throughput were partially offset by the effects on volumes sold and transported from lower demand from commercial and industrial customers due to the deterioration in general economic activity which has occurred over the last year.

UGI UTILITIES, INC. AND SUBSIDIARIES
Gas Utility revenues increased $66.0 million principally reflecting $85.5 million in incremental revenues from CPG partially offset by a decline in low-margin off-system sales revenues. Changes in average purchased gas cost (“PGC”) rates did not have a significant effect on period-over-period revenues. Under the PGC recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Deferred fuel costs included on the Condensed Consolidated Balance Sheet at March 31, 2009 principally reflect the effects of significantly higher unrealized losses on natural gas futures contracts due to recent declines in wholesale natural gas prices. Gas Utility’s cost of gas was $392.8 million in the 2009 three-month period compared with $355.1 million in the prior-year period principally reflecting incremental cost of sales of $60.4 million associated with CPG partially offset by the effects on cost of sales of the lower off-system sales.
Gas Utility total margin increased $28.3 million principally reflecting incremental margin from CPG and higher total retail core-market margin resulting from the higher retail core-market volumes sold.
The increase in Gas Utility operating income during the 2009 three-month period principally reflects the previously mentioned greater total margin partially offset by higher operating, administrative and depreciation expenses, including incremental expenses associated with CPG, and, to a lesser extent, higher provisions for bad debts, environmental matters, pension expense and distribution system maintenance expenses. The increase in income before income taxes reflects the previously mentioned higher operating income partially offset by higher interest expense associated with the $108 million face value of 6.375% Senior Notes issued to finance a portion of the CPG acquisition.
Electric Utility. Electric Utility’s kilowatt-hour sales in the 2009 three-month period were lower than in the prior year. Temperatures based upon heating degree days were approximately 2.2% colder than last year resulting in greater sales to residential heating customers. These greater sales were more than offset however by lower sales to commercial and industrial customers as a result of the deterioration in general economic activity. Electric Utility revenues decreased $0.5 million principally as a result of the lower sales partially offset by higher Provider of Last Resort (“POLR”) rates. In accordance with the terms of its June 2006 POLR Settlement, Electric Utility increased its POLR rates effective January 1, 2009. This increase raised the average cost to a residential heating customer by approximately 1.5% over costs in effect during calendar year 2008. Electric Utility cost of sales were $24.2 million in both the 2009 three-month period and the 2008 three-month period principally reflecting the effects of the lower sales and slightly lower per-unit purchased power costs offset by greater electricity transmission costs.
Notwithstanding the increase in POLR rates, Electric Utility total margin decreased $0.3 million during the 2009 three-month period principally reflecting the effects of the lower sales and greater electricity transmission costs.

UGI UTILITIES, INC. AND SUBSIDIARIES
Electric Utility operating income and income before income taxes in the 2009 three-month period were $1.0 million and $0.9 million lower than such amounts in the prior-year period, respectively, reflecting the previously mentioned lower total margin and higher operating and administrative costs including greater provisions for bad debts and higher pension expense.
2009 six-month period compared with 2008 six-month period

			Increase
Six Months Ended March 31,	2009	2008	(Decrease)
(Millions of dollars)

Gas Utility:
Revenues	$953.2	$803.4	$149.8	18.6%
Total margin (a)	$267.3	$211.5	$55.8	26.4%
Operating income	$136.9	$125.7	$11.2	8.9%
Income before income taxes	$115.5	$105.7	$9.8	9.3%
System throughput — bcf	100.5	89.1	11.4	12.8%
Heating degree days — % colder (warmer) than normal (b)	5.4%	(2.7)%	—	—

Electric Utility:
Revenues	$74.0	$70.5	$3.5	5.0%
Total margin (a)	$22.6	$24.6	$(2.0)	(8.1)%
Operating income	$10.5	$13.9	$(3.4)	(24.5)%
Income before income taxes	$9.6	$12.8	$(3.2)	(25.0)%
Distribution sales — gwh	525.9	533.5	(7.6)	(1.4)%

bcf — billions of cubic feet.

gwh — millions of kilowatt-hours.

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $4.1 million and $4.0 million during the six-month periods ended March 31, 2009 and 2008, respectively. For financial statement purposes, revenue-related taxes are included in “Taxes other than income taxes” in the Condensed Consolidated Statements of Income.

(b)
Deviation from average heating degree days for the 15-year period 1990-2004 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Gas Utility. Temperatures in the Gas Utility service territory based upon heating degree days were 5.4% colder than normal in the 2009 six-month period compared with temperatures that were 2.7% warmer than normal in the prior-year period. Total distribution throughput increased 11.4 bcf in the 2009 six-month period principally reflecting the effects of the CPG Acquisition on October 1, 2008 and increases in core market volumes resulting from the colder 2009 six-month period weather and year-over-year customer growth. These increases in system throughput were partially offset by the effects on volumes sold and transported from lower demand from commercial and industrial customers due to the deterioration in general economic activity which has occurred over the last year.
Gas Utility revenues increased $149.8 million in the 2009 six-month period principally reflecting $138.9 million in incremental revenues from CPG and the effects of higher volume sales and slightly higher average retail core-market PGC rates. These increases were partially offset by lower off-system sales revenues. Gas Utility’s cost of gas was $685.8 million in the 2009 six-month period compared with $591.9 million in the prior-year period principally reflecting incremental cost of sales of $92.6 million associated with CPG and the effects of the previously mentioned higher average PGC rates partially offset by the lower off-system sales.

UGI UTILITIES, INC. AND SUBSIDIARIES
Gas Utility total margin increased $55.8 million principally reflecting incremental margin from CPG and higher total retail core-market margin resulting from the higher retail core-market volumes sold.
The increase in Gas Utility operating income during the 2009 six-month period principally reflects the previously mentioned greater total margin partially offset by higher operating, administrative and depreciation expenses, principally incremental expenses associated with CPG, and, to a lesser extent, higher provisions for bad debts, environmental matters, pension expense and distribution system maintenance expenses. Income before income taxes also increased reflecting the previously mentioned higher operating income partially offset by higher interest expense associated with $108 million face value of 6.375% Senior Notes used to finance a portion of the CPG acquisition.
Electric Utility. Electric Utility’s kilowatt-hour sales in the 2009 six-month period were slightly lower than in the prior year. Temperatures based upon heating degree days were approximately 5.9% colder than last year resulting in greater sales to residential heating customers. These greater sales were more than offset however by slightly lower sales to commercial and industrial customers as a result of the deterioration in general economic activity. Notwithstanding the slightly lower total sales, Electric Utility revenues increased $3.5 million principally as a result of higher POLR rates and greater revenues from spot market sales of electricity. Electric Utility cost of sales increased to $47.4 million in the 2009 six-month period from $41.9 million in the prior year principally reflecting higher per-unit purchased power costs and greater electricity transmission costs.
Notwithstanding the increase in POLR rates, Electric Utility total margin decreased $2.0 million during the 2009 six-month period principally reflecting the higher per-unit purchased power and electricity transmission costs and the lower kilowatt-hour sales.
Electric Utility operating income and income before income taxes in the 2009 six-month period were $3.4 million and $3.2 million lower than the prior year, respectively, reflecting the previously mentioned lower total margin and higher operating and administrative costs including greater provisions for bad debts and higher pension expense.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Company’s total debt outstanding at March 31, 2009 was $818 million compared to total debt outstanding of $589 million at September 30, 2008. The increase reflects greater bank loan borrowings and $108 million of Senior Notes issued in conjunction with the CPG Acquisition. UGI Utilities’ total debt at March 31, 2009 includes $383 million of Senior Notes, $257 million of Medium-Term Notes and $178 million outstanding under UGI Utilities Revolving Credit Agreement. In conjunction with the previously mentioned October 1, 2008 CPG Acquisition, in October 2008 UGI Utilities issued $108 million face value of 6.375% Senior Notes due 2013. Also in conjunction with the CPG Acquisition, on September 25, 2008 UGI made a $120 million cash contribution to UGI Utilities. This cash contribution was used by UGI Utilities in September 2008 to reduce its bank loans outstanding. On October 1, 2008, UGI Utilities reborrowed this amount under the Revolving Credit Agreement to fund a portion of the CPG Acquisition.

UGI UTILITIES, INC. AND SUBSIDIARIES
UGI Utilities has a $350 million Revolving Credit Agreement which expires in August 2011. At March 31, 2009 and 2008, UGI Utilities had $178 million and $96 million of borrowings outstanding under its Revolving Credit Agreement, respectively. Borrowings under the Revolving Credit Agreement are classified as bank loans on the Condensed Consolidated Balance Sheets. During the six months ended March 31, 2009 and 2008, average daily bank loan borrowings were $239.8 million and $190.1 million, respectively, and peak bank loan borrowings totaled $312 million and $267 million, respectively. Peak bank loan borrowings typically occur during the peak heating season months of December and January when UGI Utilities’ investment in working capital, principally accounts receivable and inventories, is greatest. Revolving Credit Agreement borrowings were higher in Fiscal 2009 than in the prior year due in large part to increases in margin deposits associated with natural gas futures contracts as a result of declines in wholesale natural gas prices.
Acquisition of PPL Gas Utilities Corporation
On October 1, 2008, UGI Utilities acquired all of the issued and outstanding stock of PPL Gas Utilities Corporation (now “CPG”), the natural gas distribution utility of PPL Corporation (the “CPG Acquisition”), and its subsidiaries for cash consideration of $267.6 million plus estimated working capital of $35.4 million. Immediately after the closing of the CPG Acquisition, CPG’s wholly owned subsidiary Penn Fuel Propane, LLC (now named UGI Central Penn Propane, LLC, “CPP”), its retail propane distributor, sold its assets to AmeriGas Propane, L.P. (“AmeriGas OLP”), an affiliate of UGI, for cash consideration of $32 million plus estimated working capital of $1.6 million. CPG distributes natural gas to approximately 76,000 customers in eastern and central Pennsylvania and also distributes natural gas to several hundred customers in portions of one Maryland county. CPP sold propane to customers principally in eastern Pennsylvania. UGI Utilities funded the CPG Acquisition with a combination of $120 million cash contributed by UGI on September 25, 2008, proceeds from the issuance on October 1, 2008 of $108 million principal amount of 6.375% Senior Notes due 2013 and approximately $75 million of borrowings under UGI Utilities’ Revolving Credit Agreement. The cash proceeds of $33.6 million from the sale of the assets of CPP to AmeriGas OLP were used to reduce borrowings under UGI Utilities’ Revolving Credit Agreement.
Pursuant to the CPG Acquisition purchase agreement, the purchase price was subject to adjustment for the difference between an estimated $35.4 million and the actual working capital as of the closing date agreed to by both UGI Utilities and PPL Corporation (“PPL”). In February 2009, UGI Utilities and PPL reached an agreement on the working capital adjustment pursuant to which PPL paid UGI Utilities $3.7 million in cash plus interest. UGI Utilities will receive an additional approximately $7.5 million in cash from PPL associated with certain income tax assets later in Fiscal 2009. Also during the three months ended March 31, 2009, UGI Utilities and AmeriGas OLP reached an agreement on the working capital adjustment associated with UGI Utilities’ sale of the assets of CPP to AmeriGas OLP pursuant to which UGI Utilities paid AmeriGas OLP $1.4 million.

UGI UTILITIES, INC. AND SUBSIDIARIES
For additional information regarding the CPG Acquisition, see Note 2 to condensed consolidated financial statements.
Merger of Defined Benefit Pension Plans
Effective December 31, 2008, the Company merged two of the defined benefit pension plans that it sponsors. The merged plan will maintain separate benefit formulas and specific rights and features of each predecessor plan. As a result of the merger, the Company remeasured the combined plan’s assets and benefit obligations as of December 31, 2008 (the “Remeasurement Date”), and in accordance with SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” recorded an after-tax charge to accumulated other comprehensive loss of $38.7 million. In addition, as a result of the remeasurement, Fiscal 2009 pension expense will increase by approximately $3.9 million for the period subsequent to the Remeasurement Date. For additional information on the merged plan, see Note 5 to condensed consolidated financial statements.
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
We believe that we have sufficient liquidity in the form of our Revolving Credit Agreement to fund business operations including the margin deposit requirements of our natural gas futures brokerage accounts resulting from recent steep declines in natural gas prices. Additionally, we do not have any long-term debt maturing in the next two fiscal years and our Revolving Credit Agreement expires in August 2011. Accordingly, we do not believe that recent conditions in the credit and capital markets will have a significant impact on our liquidity. Although we believe that recent financial market conditions will not have a significant impact on our ability to fund our existing operations, such market conditions could restrict our ability to grow through acquisitions or limit the scope of major capital projects if access to credit and capital markets is limited, and could adversely affect our operating results.
We are subject to credit risk relating to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at contract prices. We monitor our counterparty credit risk exposure in order to minimize credit risk with any one supplier or financial instrument counterparty. We have a diverse customer base comprising residential, commercial and industrial customers located primarily in Pennsylvania. No single customer represents more than ten percent of our revenues or operating income. Notwithstanding our diverse customer profile, current economic conditions and conditions in the credit markets could affect the ability of some of our customers to pay timely or result in increased customer bankruptcies which may lead to increased bad debts.

UGI UTILITIES, INC. AND SUBSIDIARIES
The Company sponsors two defined benefit pension plans. We believe that the oversight of the plans’ investments is rigorous and that our investment strategies are prudent. During Fiscal 2008 and continuing into Fiscal 2009, actual returns on the pension plans’ investments were significantly below the expected rate of return due to adverse conditions in the financial markets. We do not expect that we will be required to make significant contributions to the pension plans in Fiscal 2009 but, based upon current funding levels, we expect that we will be required to make contributions to the pension plans in Fiscal 2010, although we do not believe such contributions will have a material impact on our liquidity. Furthermore, continued actual returns below the expected rate of return and continued lower interest rates could accelerate the timing and increase the amount of future contributions to these plans in Fiscal 2010 and beyond. Additionally, reduced benefit plan assets would likely result in increased benefit expense in future years.
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
Cash flow provided by operating activities increased to $184.0 million during the 2009 six-month period from $128.5 million in the prior-year six-month period. Cash flows in the 2009 six-month period include those of CPG. Cash flow from operating activities before changes in operating working capital increased to $108.3 million in the 2009 six-month period from $96.9 million in the prior-year six-month period reflecting the operations of CPG and greater noncash charges for bad debts and depreciation. Changes in operating working capital provided $75.7 million of operating cash flow during the 2009 six-month period compared with $31.6 million of operating cash flow from changes in operating working capital provided during the prior-year six-month period. The increase in cash flow provided by changes in operating working capital is due in large part to the receipt of $22.5 million of security deposits from our storage agreements counterparties in Fiscal 2009 and greater cash receipts from customer payments including those of CPG.
Investing activities. Cash used by investing activities was $362.8 million in the 2009 six-month period compared to $19.7 million in the 2008 six-month period. The 2009 six-month period reflects net cash paid in conjunction with the CPG Acquisition of $298.7 million less $32.3 million of net cash received from the sale of the assets of CPP to AmeriGas OLP. In addition, restricted cash associated with our commodity futures brokerage accounts used $58.6 million of cash in the 2009 six-month period compared with $6.6 million of such cash provided in the prior-year period. The increase in the 2009 period restricted cash used reflects the effects of declining natural gas prices on margin deposit requirements during the 2009 six-month period. Capital expenditures were higher in the 2009 six-month period due in large part to capital expenditures of CPG.

UGI UTILITIES, INC. AND SUBSIDIARIES
Financing activities. Cash provided by financing activities was $197.8 million in the 2009 six-month period compared with cash used by financing activities of $109.5 million in the 2008 six-month period. Financing activity cash flows are primarily the result of issuances and repayments of long-term debt, net borrowings and repayments under our Revolving Credit Agreement, cash dividends paid to UGI, and capital contributions from UGI. We paid cash dividends to UGI totaling $31.2 million and $35.5 million during the 2009 and 2008 six-month periods, respectively. During the 2009 six-month period, net bank loan borrowings totaled $121 million compared with net bank loan repayments of $94 million in the prior-year six-month period. The significant increase in net cash from bank loan borrowings in the 2009 six-month period was due in large part to the timing and use of cash contributions made by UGI in September 2008 to fund the CPG Acquisition. A $120 million cash contribution made by UGI on September 25, 2008 was temporarily used by UGI Utilities in September 2008 to reduce bank loan borrowings. This amount was then reborrowed on October 1, 2008, along with additional bank loan borrowings, to fund a portion of the CPG Acquisition. The greater 2009 six-month period bank loan borrowings also reflect, in part, greater cash needed to fund the higher natural gas futures margin deposits and the previously mentioned higher capital expenditures. During the 2009 six-month period, UGI Utilities issued $108 million of 6.375% Senior Notes due 2013 the proceeds of which were used to fund a portion of the CPG Acquisition.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
UGIPNG and CPG Base Rate Filings. On January 28, 2009, UGIPNG and CPG filed separate requests with the PUC to increase base rates for natural gas delivery service by $38.1 million annually for UGIPNG and $19.6 million annually for CPG. The increased rates would fund system improvements and operations necessary to maintain safe and reliable natural gas service. The increase would also fund additional energy assistance for low income customers as well as energy conservation programs for all customers. The PUC has suspended the effective date for the base rate increases to allow for investigation and public hearings. Unless a settlement is reached sooner, the PUC review process will last until late October 2009. As a condition to the PUC’s approval of the acquisition of CPG by UGI Utilities, CPG agreed not to place new base rates into effect prior to August 21, 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Gas Utility’s tariffs contain clauses that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to its customers. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses derivative financial instruments including natural gas futures contracts traded on the New York Mercantile Exchange (“NYMEX”) to reduce volatility in the cost of gas it purchases for its retail core-market customers. The change in market value of these contracts can require daily deposits in futures brokerage accounts. The fair value of these contracts at March 31, 2009 was a loss of $81.9 million. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism. At March 31, 2009, Gas Utility had $92.6 million of restricted cash principally associated with natural gas futures accounts with brokers. The higher amount of restricted cash in futures brokerage accounts at March 31, 2009 reflects the effects of declines in natural gas prices during the six-months ended March 31, 2009. Further declines in natural gas prices could require Gas Utility to deposit additional cash in these accounts.
Our Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures contracts are recorded at fair value with changes in fair value reflected in operating expenses. The amount of the unrealized loss on these contracts and volumes under contract at March 31, 2009 were not material. Additionally, a 10% adverse change in the market value of gasoline futures contracts would not have a material effect on the Company’s operating income.
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
Electric Utility obtains financial transmission rights (“FTRs”) through an annual PJM Interconnection (“PJM”) auction process and, to a lesser extent, by purchases at monthly PJM auctions. FTRs are financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electricity transmission grid. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of 14 eastern and midwestern states. Although FTRs are economically effective as hedges of congestion charges, they do not currently qualify for hedge accounting treatment. At March 31, 2009, the fair value of Electric Utility’s FTRs was $1.0 million. A 10% adverse change in the market value of FTRs would not have a material impact on the Company’s operating income.
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
Unsettled derivative instruments at March 31, 2009 comprised Gas Utility’s exchange-traded natural gas futures contracts, which are included in Gas Utility’s PGC recovery mechanism, Electric Utility’s FTRs and, to a much lesser extent, exchange-traded gasoline futures contracts.

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

UGI UTILITIES, INC. AND SUBSIDIARIES
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
South Carolina Electric & Gas Company v. UGI Utilities, Inc. On September 22, 2006, South Carolina Electric & Gas Company (“SCE&G”), a subsidiary of SCANA Corporation, filed a lawsuit against UGI Utilities in the District Court of South Carolina seeking contribution from UGI Utilities for past and future remediation costs related to the operations of a former MGP located in Charleston, South Carolina. SCE&G asserts that the plant operated from 1855 to 1954 and alleges that through control of a subsidiary that owned the plant UGI Utilities controlled operations of the plant from 1910 to 1926 and is liable for approximately 25% of the costs associated with the site. SCE&G asserts that it has spent approximately $22 million in remediation costs and paid $26 million in third-party claims relating to the site and estimates that future response costs, including a claim by the United States Justice Department for natural resource damages, could be as high as $14 million. Trial took place in March 2009 and the court’s decision is pending.
Yankee Gas Services Company and Connecticut Light and Power Company v. UGI Utilities, Inc. On September 11, 2006, UGI Utilities received a complaint filed by Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities (together the “Northeast Companies”), in the United States District Court for the District of Connecticut seeking contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the plants from 1883 to 1941 through control of its subsidiaries that owned the MGPs. The Northeast Companies estimated that remediation costs for all of the sites would total approximately $215 million and asserted that UGI Utilities is responsible for approximately $103 million of this amount. Based on information supplied by the Northeast Companies and UGI Utilities’ own investigation, UGI Utilities believes that it may have operated one of the sites, Waterbury North, under lease for a portion of its operating history. UGI Utilities is reviewing the Northeast Companies’ estimate that remediation costs at Waterbury North could total $23 million. A trial to determine whether UGI Utilities is responsible for remediation costs concluded on May 1, 2009 and the court’s decision is pending. If necessary, the court will determine the amount of UGI Utilities’ share of those costs in a second trial.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I — “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

UGI UTILITIES, INC. AND SUBSIDIARIES
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.1	UGI Corporation 2004 Omnibus Equity Compensation Plan Performance Unit Grant Letter for UGI Utilities Employees, dated January 1, 2009	UGI Corporation	10-Q (3/31/09)	10.2
10.2	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Utilities Employees, dated January 1, 2009	UGI Corporation	10-Q (3/31/09)	10.6
10.3	FSS Service Agreement No. 80935, dated as of October 29, 2004, by and between Columbia Gas Transmission, LLC and UGI Central Penn Gas, Inc.
10.4	SST Service Agreement No. 80934, dated as of October 29, 2004, by and between Columbia Gas Transmission, LLC and UGI Central Penn Gas, Inc.
12.1	Computation of ratio of earnings to fixed charges.
31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UGI UTILITIES, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UGI Utilities, Inc. (Registrant)
Date: May 8, 2009	By:	/s/ John C. Barney
John C. Barney
Senior Vice President — Finance and Chief Financial Officer

UGI UTILITIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

10.3	FSS Service Agreement No. 80935, dated as of October 29, 2004, by and between Columbia Gas Transmission, LLC and UGI Central Penn Gas, Inc.

10.4	SST Service Agreement No. 80934, dated as of October 29, 2004, by and between Columbia Gas Transmission, LLC and UGI Central Penn Gas, Inc.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2009 , pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.