Form 10-Q
period 2009-06-30
UGI UTILITIES INC
filed 2009-08-07
CIK 100548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 31, 2009, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

UGI UTILITIES, INC. AND SUBSIDIARIES

-i-

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	June 30,	September 30,	June 30,
	2009	2008	2008
ASSETS

Current assets:
Cash and cash equivalents	$6,758	$3,483	$8,401
Restricted cash	46,485	34,037	—
Accounts receivable (less allowances for doubtful accounts of $22,818, $10,369 and $14,751, respectively)	112,992	70,259	114,500
Accounts receivable — related parties	1,698	1,946	7,589
Accrued utility revenues	21,176	20,823	22,253
Regulatory assets	28,788	15,987	—
Inventories	106,250	161,272	91,723
Deferred income taxes	36,330	13,712	21,654
Derivative financial instruments	1,006	506	51,298
Prepaid expenses & other current assets	5,244	3,380	3,128

Total current assets	366,727	325,405	320,546

Property, plant and equipment, at cost (less accumulated depreciation and amortization of $691,592, $562,135 and $557,859, respectively)	1,352,309	1,106,921	1,091,991

Goodwill	176,906	161,726	162,309
Regulatory assets	112,706	91,396	91,831
Other assets	10,008	9,018	8,719

Total assets	$2,018,656	$1,694,466	$1,675,396

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Bank loans	$110,000	$57,000	$30,000
Accounts payable	42,779	57,384	69,706
Accounts payable — related parties	8,927	14,680	23,253
Accrued income taxes	47,755	3,170	29,014
Deferred fuel refunds	13,512	—	87,926
Derivative financial instruments	42,473	23,488	—
Other current liabilities	92,848	68,441	63,572

Total current liabilities	358,294	224,163	303,471

Long-term debt	640,000	532,000	532,000
Deferred income taxes	152,920	171,623	191,646
Deferred investment tax credits	5,762	6,039	6,133
Other noncurrent liabilities	199,395	93,071	43,798

Total liabilities	1,356,371	1,026,896	1,077,048

Commitments and contingencies (note 6)

Common stockholder’s equity:
Common Stock, $2.25 par value (authorized — 40,000,000 shares; issued and outstanding — 26,781,785 shares)	60,259	60,259	60,259
Additional paid-in capital	466,990	466,888	346,758
Retained earnings	216,991	184,201	206,542
Accumulated other comprehensive loss	(81,955)	(43,778)	(15,211)

Total common stockholder’s equity	662,285	667,570	598,348

Total liabilities and stockholder’s equity	$2,018,656	$1,694,466	$1,675,396

See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$208,300	$235,544	$1,236,252	$1,119,930

Costs and expenses:
Cost of sales — gas, fuel and purchased power	129,533	165,082	862,743	803,914
Operating and administrative expenses	43,633	34,785	151,556	110,920
Operating and administrative expenses — related parties	2,976	2,524	12,114	9,332
Taxes other than income taxes	4,244	4,397	13,870	13,650
Depreciation and amortization	12,775	10,246	37,849	30,826
Other income, net	(1,304)	(1,548)	(6,008)	(9,048)

	191,857	215,486	1,072,124	959,594

Operating income	16,443	20,058	164,128	160,336
Interest expense	10,821	8,879	33,010	29,880

Income before income taxes	5,622	11,179	131,118	130,456
Income taxes	2,509	4,931	52,125	52,489

Net income	$3,113	$6,248	$78,993	$77,967

See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Nine Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$78,993	$77,967
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	37,849	30,826
Deferred income taxes, net	(9,805)	(931)
Provision for uncollectible accounts	20,747	13,831
Other, net	11,408	(390)
Net change in:
Accounts receivable and accrued utility revenues	(46,404)	(66,229)
Inventories	77,606	70,039
Deferred fuel costs, net of changes in unsettled derivatives	40,214	53,359
Accounts payable	(29,742)	17,585
Storage agreements security deposits	19,000	—
Other current assets	(1,281)	608
Other current liabilities	26,685	15,141

Net cash provided by operating activities	225,270	211,806

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(56,068)	(40,951)
Acquisition of CPG, net of cash acquired	(298,671)	—
Proceeds from sale of CPP	32,269	—
(Increase) decrease in restricted cash	(12,448)	6,642
Other, net	(1,866)	1,739

Net cash used by investing activities	(336,784)	(32,570)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(46,211)	(50,362)
Issuance of long-term debt	108,000	20,000
Increase (decrease) in bank loans	53,000	(160,000)
Cash portion of UGI HVAC dividend	—	(1,381)
Other	—	4,701

Net cash provided (used) by financing activities	114,789	(187,042)

Cash and cash equivalents increase (decrease)	$3,275	$(7,806)

CASH AND CASH EQUIVALENTS:
End of period	$6,758	$8,401
Beginning of period	3,483	16,207

Increase (decrease)	$3,275	$(7,806)

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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Comprehensive Income. The following table presents the components of comprehensive income for the three and nine months ended June 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$3,113	$6,248	$78,993	$77,967
Other comprehensive income (loss)	170	193	(38,177)	106

Comprehensive income	$3,283	$6,441	$40,816	$78,073

Other comprehensive income (loss) for all periods presented includes reclassifications to net income of settled net losses on interest rate protection agreements and, in the nine months ended June 30, 2008, includes net changes in the fair value of an electricity price swap agreement through its expiration on December 31, 2007. In addition, effective December 31, 2008, UGI Utilities merged two of the defined benefit pension plans that it sponsors. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), we were required to remeasure the merged plan’s assets and obligations and, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), record the funded status at December 31, 2008 in our Condensed Consolidated Balance Sheet. The remeasurement resulted in an increase in other comprehensive loss of $38,688 for the nine months ended June 30, 2009 (see Note 5).

Natural Gas Inventories. UGI Utilities has two storage contract administrative agreements pursuant to which it has, among other things, released certain storage and transportation contracts for the terms of the storage agreements. UGI Utilities also transferred certain associated storage inventories upon commencement of the storage agreements, will receive a transfer of storage inventories at the end of the storage agreements, and makes payments associated with refilling storage inventories during the terms of such agreements. These agreements are currently scheduled to expire on October 31, 2009. Included among these storage agreements is an agreement with UGI Energy Services, Inc., a second-tier wholly owned subsidiary of UGI (see Note 7).

UGI Utilities reflects the historical cost of natural gas storage inventories released under these agreements, which represent a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreements but not yet replenished) on its balance sheets under the caption “Inventories.” The carrying value of gas storage inventories released under these agreements at June 30, 2009, September 30, 2008 and June 30, 2008, comprising 5.0 billion cubic feet (“bcf”), 9.3 bcf, and 6.0 bcf of natural gas, was $43,683, $81,182 and $48,837, respectively. In conjunction with the storage agreements, at June 30, 2009 UGI Utilities had a total of $19,000 of security deposits received from its storage agreement counterparties which amount is reflected in other current liabilities on the Condensed Consolidated Balance Sheet.

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

Income Taxes. As a result of settlements with tax authorities, in December 2008 the Company adjusted its unrecognized tax benefits. The reduction decreased income tax expense for the nine months ended June 30, 2009 by $490.

Subsequent Events. The Company’s management has evaluated the impact of subsequent events through August 7, 2009, the date the financial statements were filed with the SEC, and the effects of such evaluation have been reflected in the financial statements and related disclosures.

Newly Adopted Accounting Standards. Effective with the quarter ended June 30, 2009, we adopted Financial Accounting Standards Boards (“FASB”) Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments by SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods for public companies. It also requires disclosures regarding significant fair value assumptions used. See Note 10 for further information on interim period fair value disclosures in accordance with FSP 107-1 and APB 28-1.

Effective with the quarter ended June 30, 2009, we adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 provides guidance on management’s accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued including the date through which subsequent events are evaluated. The adoption of SFAS 165 did not have a significant impact on the Company’s financial statements.

Also effective with the quarter ended June 30, 2009, we adopted FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amends other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of FSP 115-2 and 124-2 did not impact the Company’s financial statements.

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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Effective October 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued two FSPs amending SFAS 157. FSP FAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP FAS 157-2 delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 (Fiscal 2010) for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The adoption of the initial phase of SFAS 157 did not have a material effect on the Company’s financial statements and the Company does not anticipate that the adoption of the remainder of SFAS 157 will have a material effect on the Company’s consolidated financial statements. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 to financial assets in a market that is not active. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-3 and FSP 157-4 did not have an impact on our results of operations or financial condition. See Note 9 for further information on fair value measurements in accordance with SFAS 157.

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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Recently Issued Accounting Standards Not Yet Adopted. In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 identifies the sources of accounting principles and the framework for selecting accounting principles used in the preparation of financial statements presented in conformity with GAAP. SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB. The issuance of SFAS 168 will not change existing GAAP. SFAS 168 is effective for all financial statements issued after September 15, 2009.

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

The assets and liabilities resulting from the CPG Acquisition are included in our Condensed Consolidated Balance Sheet at June 30, 2009. The purchase price allocation has been finalized except for the fair values of regulatory assets and liabilities which are subject to a pending base rate proceeding of CPG (see Note 4). Pursuant to the CPG Acquisition purchase agreement, the purchase price was subject to adjustment for the difference between the estimated working capital of $35,370 and the actual working capital as of the closing date agreed to by both UGI Utilities and PPL Corporation (“PPL”). In February 2009, UGI Utilities and PPL reached an agreement on the working capital adjustment pursuant to which PPL paid UGI Utilities $3,673 in cash including interest. UGI Utilities expects to receive from PPL later in Fiscal 2009 an additional approximately $7,500 in cash associated with certain income tax assets. Also during the three months ended March 31, 2009, UGI Utilities and AmeriGas OLP reached an agreement on the working capital adjustment associated with UGI Utilities sale of the assets of CPP to AmeriGas OLP pursuant to which UGI Utilities paid AmeriGas OLP $1,352 plus interest.

The purchase price of the CPG Acquisition, including transaction fees and expenses and liabilities incurred totaling approximately $2,300 has been allocated to the assets acquired and liabilities assumed (but excluding the assets of CPP sold to AmeriGas OLP) as follows:

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

The operating results of CPG are included in our consolidated results beginning October 1, 2008. The following table presents pro forma income statement data for the three and nine months ended June 30, 2008 as if the CPG Acquisition had occurred as of October 1, 2007:

	Three Months Ended	Nine Months Ended
	June 30, 2008	June 30, 2008
	(pro forma)	(pro forma)
Revenues	$272,644	$1,284,485
Net income	7,106	89,408

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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Financial information by business segment follows:
Three Months Ended June 30, 2009:

		Reportable Segments
		Gas	Electric
	Total	Utility	Utility	Other

Revenues	$208,300	$176,937	$30,741	$622
Cost of sales	129,533	109,828	19,705	—
Depreciation and amortization	12,775	11,757	1,018	—
Operating income	16,443	12,948	3,373	122
Interest expense	10,821	10,379	442	—
Income before income taxes	5,622	2,569	2,931	122

Total assets at period end	$2,018,656	$1,900,874	$116,155	$1,627

Goodwill at period end	$176,906	$176,906	$—	$—

Three Months Ended June 30, 2008:

		Reportable Segments
		Gas	Electric
	Total	Utility	Utility	Other

Revenues	$235,544	$202,145	$32,761	$638
Cost of sales	165,082	147,358	17,724	—
Depreciation and amortization	10,246	9,326	920	—
Operating income	20,058	12,412	7,535	111
Interest expense	8,879	8,404	475	—
Income before income taxes	11,179	4,008	7,060	111

Total assets at period end	$1,675,396	$1,558,530	$115,879	$987

Goodwill at period end	$162,309	$162,309	$—	$—

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Nine Months Ended June 30, 2009:

		Reportable Segments
		Gas	Electric
	Total	Utility	Utility	Other

Revenues	$1,236,252	$1,130,099	$104,780	$1,373
Cost of sales	862,743	795,675	67,068	—
Depreciation and amortization	37,849	34,893	2,956	—
Operating income	164,128	149,848	13,837	443
Interest expense	33,010	31,731	1,279	—
Income before income taxes	131,118	118,117	12,558	443

Total assets at period end	$2,018,656	$1,900,874	$116,155	$1,627

Goodwill at period end	$176,906	$176,906	$—	$—

Nine Months Ended June 30, 2008:

		Reportable Segments
		Gas	Electric
	Total	Utility	Utility	Other

Revenues	$1,119,930	$1,005,590	$103,294	$11,046
Cost of sales	803,914	739,259	59,621	5,034
Depreciation and amortization	30,826	28,128	2,689	9
Operating income	160,336	138,063	21,407	866
Interest expense	29,880	28,339	1,541	—
Income before income taxes	130,456	109,724	19,866	866

Total assets at period end	$1,675,396	$1,558,530	$115,879	$987

Goodwill at period end	$162,309	$162,309	$—	$—

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
4.	Regulatory Assets and Liabilities and Regulatory Matters

For a description of the Company’s regulatory assets and liabilities other than those described below, see Note 3 to the Company’s 2008 Annual Report. UGI Utilities does not recover a rate of return on its regulatory assets. The following regulatory assets and liabilities associated with Gas Utility and Electric Utility are included in our accompanying Condensed Consolidated Balance Sheets:

	June 30,	September 30,	June 30,
	2009	2008	2008
Regulatory assets:
Income taxes recoverable	$76,645	$73,695	$73,792
Postretirement benefits	3,017	4,321	4,497
Recoverable costs — CPG Gas postretirement benefit plans	5,545	—	—
Environmental costs	20,583	9,009	9,009
Deferred fuel costs	28,788	15,987	—
Other	6,916	4,371	4,533

Total regulatory assets	$141,494	$107,383	$91,831

Regulatory liabilities:
Postretirement benefits	$9,971	$8,886	$8,565
Environmental overcollections	9,724	—	—
Deferred fuel refunds	13,512	—	87,926

Total regulatory liabilities	$33,207	$8,886	$96,491

Deferred fuel costs and refunds. Gas Utility’s tariffs contain clauses which permit recovery of certain purchased gas costs through the application of purchased gas cost (“PGC”) rates. The clauses provide for periodic adjustments to PGC rates for differences between the total amount of purchased gas costs collected from customers and recoverable costs incurred. Net undercollected gas costs are classified as a regulatory asset and net overcollections are classified as a regulatory liability. Gas Utility uses derivative financial instruments to reduce volatility in the cost of gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative financial instruments are included in deferred fuel refunds or costs. Unrealized (losses) gains on such contracts at June 30, 2009, September 30, 2008 and June 30, 2008 were $(42,473), $(23,321) and $49,349, respectively.

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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Other Regulatory Matters

UGIPNG and CPG Base Rate Filings. On January 28, 2009, UGIPNG and CPG filed separate requests with the PUC to increase base operating revenues by $38,118 annually for UGIPNG and $19,635 annually for CPG to fund system improvements and operations necessary to maintain safe and reliable natural gas service and energy assistance for low income customers as well as energy conservation programs for all customers. On March 26, 2009, the PUC suspended the effective date for the base operating revenue rate increases to allow for investigation and public hearings. On May 5, 2009, UGIPNG and CPG received testimony submitted by various state and special interest parties opposing the level of the proposed rate increases. On July 2, 2009, UGIPNG and CPG each filed joint settlement petitions with the PUC based on agreements with the opposing parties regarding the requested base operating revenue increases. The settlement agreements were approved by an administrative law judge on July 29, 2009 in substantially the form submitted. The recommended decision of the administrative law judge is subject to PUC approval. It is anticipated that this process will conclude by the end of Fiscal 2009.

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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Net periodic pension expense and other postretirement benefit costs relating to our employees include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$1,321	$1,271	$33	$66
Interest cost	3,813	4,453	211	212
Expected return on assets	(4,262)	(5,693)	(130)	(159)
Amortization of:
Prior service cost (benefit)	6	7	(87)	(96)
Actuarial loss	950	—	30	17

Net benefit cost	1,828	38	57	40
Change in associated regulatory liabilities	—	—	803	818

Net expense	$1,828	$38	$860	$858

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$3,741	$3,812	$99	$200
Interest cost	11,532	13,360	633	636
Expected return on assets	(12,994)	(17,079)	(391)	(477)
Amortization of:
Prior service cost (benefit)	19	22	(260)	(290)
Actuarial loss	2,089	—	89	51

Net benefit cost	4,387	115	170	120
Change in associated regulatory liabilities	—	—	2,410	2,453

Net expense	$4,387	$115	$2,580	$2,573

Pension Plans’ assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any contributions to the Pension Plans during the year ending September 30, 2009 (Fiscal 2009) for ERISA funding purposes. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to fund and pay UGI Gas and Electric Utility’s postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The difference between the annual amount calculated and the amount included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the nine months ended June 30, 2009, nor are they expected to be material for all of Fiscal 2009.

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

The following table provides a reconciliation of the projected benefit obligation (“PBO”), plan assets and the funded status of the merged pension plan as of the Remeasurement Date:”

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

CPG is party to a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection dated February 15, 2005 (“CPG-COA”) requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which MGP-related facilities were operated (“MGP Properties”) and to plug a minimum of 16 non-producing natural gas wells per year. CPG has closed all but 8 of the MGP Properties and has plugged all but approximately 78 wells. Under the CPG-COA, environmental expenditures relating to the MGP Properties are capped at $1,750 in any calendar year. The CPG-COA terminates at the end of 2011 for the MGP Properties and at the end of 2013 for well plugging activities. In addition, CPG is responsible for remediation of an MGP Property in Georgetown, Delaware. The costs associated with remediation of the Georgetown MGP Property are not expected to be material. At June 30, 2009, our accrued liability for environmental investigation and remediation costs related to the CPG-COA was $11,619.

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

City of Bangor, Maine v. Frontier Communications Corporation, f/k/a Citizens Communications Company. In April 2003, Citizens Communications Company, now known as Frontier Communications Corporation (“Frontier”), served a complaint naming UGI Utilities as a third-party defendant in a civil action pending in the United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, Maine (“City”) sued Frontier to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Frontier’s predecessors at a site on the Penobscot River. Frontier subsequently joined UGI Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of costs Frontier may be required to pay to the City for cleaning up tar deposits in the Penobscot River. Frontier alleges that through ownership and control of a subsidiary, Bangor Gas Light Company, UGI Utilities and its predecessors owned and operated the plant from 1901 to 1928. Studies conducted by the City and Frontier suggest that it could cost up to $18,000 to clean up the river. Frontier’s third-party claims were stayed pending trial of the City’s suit against Frontier, which took place in September 2005. On June 27, 2006, the court issued an order finding Frontier responsible for 60% of the cleanup costs. On February 14, 2007, Frontier and the City entered into a settlement agreement pursuant to which Frontier agreed to pay $7,625 in exchange for a release of its and all predecessors’ liabilities. Separately, the Maine Department of Environmental Protection has disclaimed its previously announced intention to pursue third-party defendants, including UGI Utilities, for costs incurred by the State of Maine related to contaminants at this site. UGI Utilities believes that it has good defenses to all of Frontier’s claims.

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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Yankee Gas Services Company and Connecticut Light and Power Company v. UGI Utilities, Inc. On September 11, 2006, UGI Utilities received a complaint filed by Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities (together the “Northeast Companies”), in the United States District Court for the District of Connecticut seeking contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the plants from 1883 to 1941 through control of former subsidiaries that owned the MGPs. The Northeast Companies estimated that remediation costs for all of the sites could total approximately $215,000 and asserted that UGI Utilities is responsible for approximately $103,000 of this amount. The Northeast Companies subsequently withdrew their claims with respect to three of the sites and UGI Utilities acknowledged that it had operated one of the sites, Waterbury North, pursuant to a lease. In April 2009, the court conducted a trial to determine whether UGI Utilities operated any of the nine remaining sites that were owned and operated by former subsidiaries. On May 22, 2009, the court granted judgment in favor of UGI Utilities with respect to all nine sites. In a second phase of the trial scheduled for early 2010, the court will determine what, if any, contamination at Waterbury North is related to UGI Utilities’ period of operation. The Northeast Companies estimate that remediation costs at Waterbury North could total $25,000.

In addition to these environmental matters, there are other pending claims and legal actions arising in the normal course of our businesses. We cannot predict with certainty the final results of any of our environmental or other matters. However, it is reasonably possible that some of them could be resolved unfavorably to us and result in losses in excess of recorded amounts. We are unable to estimate any possible losses in excess of recorded amounts. Although we currently believe, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position, damages or settlements could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

UGI Utilities has entered into a Storage Contract Administration Agreement (“Storage Agreement”) extending through October 31, 2009 with UGI Energy Services, Inc., a second-tier wholly owned subsidiary of UGI (“Energy Services”). Under the Storage Agreement UGI Utilities has, among other things, and subject to recall for operational purposes, released certain storage and transportation contracts to Energy Services for the term of the Storage Agreement. UGI Utilities also transferred certain associated storage inventories upon the commencement of the Storage Agreement, will receive a transfer of storage inventories at the end of the Storage Agreement, and makes payments associated with refilling storage inventories during the term of the Storage Agreement. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the Storage Agreement. UGI Utilities incurred costs associated with the Storage Agreement totaling $18,144 and $38,005 during the three and nine months ended June 30, 2009, respectively, and $46,056 and $68,212 during the three and nine months ended June 30, 2008, respectively. In conjunction with the storage agreement, UGI Utilities received $15,000 in security deposits from Energy Services which amount is included in other current liabilities on the June 30, 2009 Condensed Consolidated Balance Sheet.

UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) on its balance sheet under the caption “Inventories.” The carrying value of these gas storage inventories released under the Storage Agreement at June 30, 2009, comprising approximately 4.2 billion cubic feet of natural gas, was $36,951. The carrying value of these gas storage inventories at September 30, 2008, comprising approximately 8.3 billion cubic feet of natural gas, was $70,833. The carrying value of these gas storage inventories at June 30, 2008, comprising approximately 5.1 billion cubic feet of natural gas, was $42,926.

Gas Utility has gas supply and delivery service agreements with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility during the peak heating-season months of November through to March. In addition, from time to time, Gas Utility purchases natural gas or pipeline capacity from Energy Services. The aggregate amount of these transactions (exclusive of Storage Agreement transactions) during the three and nine months ended June 30, 2009 totaled $1,665 and $34,869, respectively. During the three and nine months ended June 30, 2008, such transactions totaled $7,424 and $43,609, respectively,

From time to time, the Company sells natural gas or pipeline capacity to Energy Services. During the three and nine months ended June 30, 2009, revenues associated with sales to Energy Services totaled $3,625 and $24,438, respectively. During the three and nine months ended June 30, 2008, such revenues totaled $21,561 and $50,204, respectively. These transactions did not have a material effect on the Company’s results of operations.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
8.	Financing Transactions

On October 1, 2008, UGI Utilities issued $108,000 face value of 6.375% Senior Notes due October 2013. The proceeds from the issuance of the Notes were used by UGI Utilities to fund a portion of the CPG Acquisition.

9.	Fair Value Measurement

The Company adopted SFAS 157 effective October 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. SFAS 157 clarifies that the fair value should be based upon assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and risks inherent in valuation techniques and inputs to valuations. This includes not only the credit standing of counterparties and credit enhancements but also the impact of our own nonperformance risk on our liabilities. SFAS 157 requires fair value measurements to assume that the transaction occurs in the principal market for the asset or liability or in the absence of a principal market, the most advantageous market for the asset or liability (the market for which the reporting entity would be able to maximize the amount received or minimize the amount paid). We apply fair value measurements to our commodity derivative instruments which principally comprise natural gas futures contracts and Financial Transmission Rights (“FTRs”). Our commodity derivative financial instruments (other than FTRs) are traded on the New York Mercantile Exchange (“NYMEX”) and have nominal credit risk. Gas Utility uses natural gas derivative financial instruments to reduce volatility in the cost of gas it purchases for its retail core-market customers. Because of its ratemaking mechanism, gains or losses on natural gas derivative financial instruments are included in gas costs charged to these customers.

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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
•
Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. The Company did not have any derivative financial instruments categorized as Level 3 at June 30, 2009.

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

SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The following table presents our assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
Derivative financial instruments:
Assets	$4	$1,002	$—	$1,006
Liabilities	$(42,473)	$—	$—	$(42,473)
10.	Disclosures About Derivative Instruments, Hedging Activities and Financial Instruments
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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Commodity Price Risk

Gas Utility’s tariffs contain clauses that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to retail core-market customers. As permitted and agreed to by the PUC pursuant to Gas Utility’s annual gas cost PGC filings, Gas Utility currently uses NYMEX natural gas futures contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At June 30, 2009, the volumes of natural gas associated with our unsettled NYMEX natural gas futures contracts totaled 8.2 million dekatherms and the maximum period over which we are hedging natural gas market risk is 15 months. Gains and losses on unsettled natural gas futures contracts are recorded in deferred fuel costs on the Condensed Consolidated Balance Sheet in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” and reflected in cost of sales through the PGC mechanism. At June 30, 2009, Gas Utility had recorded a current liability of $42,473, representing the fair value of unsettled natural gas futures contracts as of that date, and an associated regulatory asset of $42,473 within deferred fuel costs.

In order to reduce volatility associated with a substantial portion of its electricity transmission congestion costs, Electric Utility obtains FTRs through an annual PJM Interconnection (“PJM”) allocation process and by purchases of FTRs at monthly PJM auctions. FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electric transmission grid. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of 14 eastern and midwestern states. At June 30, 2009, the volume of electricity congestion that is subject to FTRs totaled 1,277.0 million kilowatt-hours and the maximum period over which we are currently hedging electricity congestion is 23 months. Because Electric Utility is entitled to fully recover its default service costs commencing January 1, 2010 pursuant to a January 22, 2009 settlement of its default service rate filing with the PUC (see Note 4), changes in the fair value of FTRs associated with periods after January 1, 2010 will not affect net income. FTRs associated with periods prior to January 2010 are recorded at fair value with changes in fair value reflected in cost of sales.

In order to reduce operating expense volatility, Gas Utility and Electric Utility from time to time enter into NYMEX gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in the operation of their vehicles and equipment. These contracts do not currently qualify for hedge accounting treatment. The volumes of gasoline associated with NYMEX futures and swap contracts were not material for all periods presented.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Interest Rate Risk

Our long-term debt typically is issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). We account for IRPAs as cash flow hedges. Changes in the fair values of IRPAs are recorded in accumulated other comprehensive income, to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. At June 30, 2009 there were no unsettled IRPA contracts outstanding.

The following table provides information regarding the balance sheet location and fair values of derivative assets and liabilities existing as of June 30, 2009:

	Derivative Assets		Derivative (Liabilities)
	Balance Sheet	Fair	Balance Sheet	Fair
As of June 30, 2009	Location	Value	Location	Value
Derivatives Accounted for Under SFAS 71:
Natural gas futures contracts			Derivative financial instruments	$(42,473)

Derivatives Not Designated as Hedging Instruments:
FTRs	Derivative financial instruments	$1,002

Gasoline futures contracts	Derivative financial instruments	4

Total Derivatives Not Designated as Hedging Instruments		$1,006		$—

Total Derivatives		$1,006		$(42,473)

During the three and nine months ended June 30, 2009, the amount of IRPA net losses included in AOCI that were reclassified into net income, and the impact of changes in the fair value of FTRs and gasoline futures and swap contracts on our net income, were not material.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Financial Instruments

The carrying amounts of financial instruments included in current assets and current liabilities (excluded unsettled derivatives and current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amounts and estimated values of our remaining financial instruments assets and (liabilities) at June 30, 2009 (including unsettled derivative instruments) are as follows:

	Asset (Liability)
	Carrying	Estimated
	Amount	Fair Value
Derivative financial instruments	$(41,467)	$(41,467)
Long-term debt	(640,000)	(657,832)

We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type of debt. Fair value of derivative instruments are determined in accordance with the provisions of SFAS 157 as described in Note 9.

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

UGI UTILITIES, INC. AND SUBSIDIARIES
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare our results of operations for the three months ended June 30, 2009 (“2009 three-month period”) with the three months ended June 30, 2008 (“2008 three-month period”) and the nine months ended June 30, 2009 (“2009 nine-month period”) with the nine months ended June 30, 2008 (“2008 nine-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 3 to the condensed consolidated financial statements.
2009 three-month period compared with 2008 three-month period

			Increase
Three Months Ended June 30,	2009	2008	(Decrease)
(Millions of dollars)

Gas Utility:
Revenues	$176.9	$202.1	$(25.2)	(12.5)%
Total margin (a)	$67.1	$54.8	$12.3	22.4%
Operating income	$12.9	$12.4	$0.5	4.0%
Income before income taxes	$2.6	$4.0	$(1.4)	(35.0)%
System throughput — bcf	25.8	23.4	2.4	10.3%
Heating degree days — % (warmer) than normal (b)	(6.5)%	(2.7)%	—	—

Electric Utility:
Revenues	$30.7	$32.8	$(2.1)	(6.4)%
Total margin (a)	$9.4	$13.2	$(3.8)	(28.8)%
Operating income	$3.4	$7.5	$(4.1)	(54.7)%
Income before income taxes	$2.9	$7.1	$(4.2)	(59.2)%
Distribution sales — gwh	209.8	224.9	(15.1)	(6.7)%

bcf —	billions of cubic feet.

gwh —	millions of kilowatt-hours.

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.7 million and $1.9 million during the three-month periods ended June 30, 2009 and 2008, respectively. For financial statement purposes, revenue-related taxes are included in “Taxes other than income taxes” in the Condensed Consolidated Statements of Income.

(b)
Deviation from average heating degree days for the 15-year period 1990-2004 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Gas Utility. Temperatures in the Gas Utility service territory based upon heating degree days were 6.5% warmer than normal in the 2009 three-month period compared with temperatures that were 2.7% warmer than normal in the prior-year period. In Fiscal 2009, Gas Utility began calculating normal degree days using the 15-year period 1990-2004. Previously, normal degree days were based upon recent 30-year periods. For comparability purposes, the prior-year period weather variance has been recalculated using the new 15-year period. Total distribution system throughput increased 2.4 bcf in the 2009 three-month period reflecting the effects of the CPG Acquisition. This increase in system throughput from CPG was partially offset by the effects on volumes sold and transported from lower demand from commercial and industrial customers due to the deterioration in general economic activity which has occurred over the last year and customer conservation.

UGI UTILITIES, INC. AND SUBSIDIARIES
Gas Utility revenues decreased $25.2 million principally reflecting a decline in low-margin off-system sales revenues and to a lesser extent lower average purchased gas cost (“PGC”) rates partially offset by $32.5 million in incremental revenues from CPG. Under the PGC recovery mechanism, Gas Utility records the cost of gas associated with sales to firm- residential, commercial and industrial (“retail core market”) customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Deferred fuel costs included on the Condensed Consolidated Balance Sheet at June 30, 2009 principally reflect the effects of significantly higher unrealized losses on natural gas futures contracts due to Fiscal 2009 declines in wholesale natural gas prices. Gas Utility’s cost of gas was $109.8 million in the 2009 three-month period compared with $147.4 million in the prior-year period principally reflecting the effects on cost of sales from the lower off-system sales and lower average PGC rates partially offset by incremental cost of sales of $19.9 million associated with CPG.
Gas Utility total margin increased $12.3 million in the 2009 three-month period. The increase principally reflects incremental margin resulting from the acquisition of CPG.
The slight increase in Gas Utility operating income during the 2009 three-month period principally reflects the previously mentioned greater total margin substantially offset by higher operating, administrative and depreciation expenses, including incremental expenses associated with CPG and, to a lesser extent, higher provisions for environmental matters, pension expense and distribution system maintenance expenses. The decrease in income before income taxes reflects the previously mentioned slightly higher operating income more than offset by interest expense associated with the $108 million face value of 6.375% Senior Notes issued to finance a portion of the CPG acquisition.
Electric Utility. Electric Utility’s kilowatt-hour sales in the 2009 three-month period were lower than in the prior year. The decline in sales principally reflects lower sales to commercial and industrial customers as a result of the deterioration in general economic activity over the last year and the effects of a cool Fiscal 2009 early summer on air-conditioning sales. Electric Utility revenues decreased $2.1 million principally as a result of the lower sales partially offset by higher Provider of Last Resort (“POLR”) rates. In accordance with the terms of its June 2006 POLR Settlement, Electric Utility increased its POLR rates effective January 1, 2009. This increase raised the average cost to a residential heating customer by approximately 1.5% over costs in effect during calendar year 2008. Notwithstanding the lower sales volumes, Electric Utility cost of sales were $19.7 million in the 2009 three-month period compared to $17.7 million in the 2008 three-month period principally reflecting the effects on cost of sales from the absence of income from changes in the fair value of financial transmission rights (“FTRs”) recorded in the prior-year period.
Notwithstanding the increase in POLR rates, Electric Utility total margin decreased $3.8 million during the 2009 three-month period principally reflecting the higher cost of sales and the effects of the lower sales.

UGI UTILITIES, INC. AND SUBSIDIARIES
Electric Utility operating income and income before income taxes in the 2009 three-month period were $4.1 million and $4.2 million lower than such amounts in the prior-year period, respectively, reflecting the previously mentioned lower total margin and higher operating and administrative costs.
2009 nine-month period compared with 2008 nine-month period

			Increase
Nine Months Ended June 30,	2009	2008	(Decrease)
(Millions of dollars)

Gas Utility:
Revenues	$1,130.1	$1,005.6	$124.5	12.4%
Total margin (a)	$334.4	$266.3	$68.1	25.6%
Operating income	$149.8	$138.1	$11.7	8.5%
Income before income taxes	$118.1	$109.7	$8.4	7.7%
System throughput — bcf	126.4	112.4	14.0	12.5%
Heating degree days — % colder (warmer) than normal (b)	3.9%	(2.2)%	—	—

Electric Utility:
Revenues	$104.8	$103.3	$1.5	1.5%
Total margin (a)	$32.0	$37.8	$(5.8)	(15.3)%
Operating income	$13.8	$21.4	$(7.6)	(35.5)%
Income before income taxes	$12.6	$19.9	$(7.3)	(36.7)%
Distribution sales — gwh	735.8	758.4	(22.6)	(3.0)%

bcf —	billions of cubic feet.

gwh —	millions of kilowatt-hours.

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $5.7 million and $5.9 million during the nine-month periods ended June 30, 2009 and 2008, respectively. For financial statement purposes, revenue-related taxes are included in “Taxes other than income taxes” in the Condensed Consolidated Statements of Income.

(b)
Deviation from average heating degree days for the 15-year period 1990-2004 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Gas Utility. Temperatures in the Gas Utility service territory based upon heating degree days were 3.9% colder than normal in the 2009 nine-month period compared with temperatures that were 2.2% warmer than normal in the prior-year period. Total distribution throughput increased 14.0 bcf in the 2009 nine-month period principally reflecting the effects of the CPG Acquisition on October 1, 2008 and increases in retail core market and retail delivery service (collectively, “core market”) volumes resulting from the colder 2009 nine-month period weather and year-over-year customer growth. These increases in system throughput were partially offset by the effects on volumes sold and transported due to lower demand from commercial and industrial customers as a result of the deterioration in general economic activity which has occurred over the last year and customer conservation.

UGI UTILITIES, INC. AND SUBSIDIARIES
Gas Utility revenues increased $124.5 million in the 2009 nine-month period principally reflecting $171.5 million of incremental revenues from CPG and slightly higher PGC rates partially offset by lower revenues from low-margin off-system sales. Gas Utility’s cost of gas was $795.7 million in the 2009 nine-month period compared with $739.3 million in the prior-year period principally reflecting incremental cost of sales of $112.4 million associated with CPG partially offset principally by the lower off-system sales.
Gas Utility total margin increased $68.1 million principally reflecting incremental margin from CPG and higher total retail core-market margin resulting from the higher retail core-market volumes sold.
The increase in Gas Utility operating income during the 2009 nine-month period principally reflects the previously mentioned greater total margin partially offset by higher operating, administrative and depreciation expenses, principally incremental expenses associated with CPG, and, to a lesser extent, higher provisions for uncollectible accounts, environmental matters, pension expense and distribution system maintenance expenses. Income before income taxes also increased reflecting the previously mentioned higher operating income partially offset by higher interest expense associated with $108 million face value of Senior Notes issued to finance a portion of the CPG Acquisition.
Electric Utility. Electric Utility’s kilowatt-hour sales in the 2009 nine-month period were slightly lower than in the prior year. Temperatures based upon heating degree days were approximately 4.3% colder than last year resulting in greater sales to residential heating customers. These greater sales were more than offset however by slightly lower sales to commercial and industrial customers as a result of the deterioration in general economic activity. Notwithstanding the lower total sales, Electric Utility revenues increased $1.5 million principally as a result of higher POLR rates and greater revenues from spot market sales of electricity. Electric Utility cost of sales increased to $67.1 million in the 2009 nine-month period from $59.6 million in the prior year principally reflecting greater purchased power costs and lower gains from FTRs.
Notwithstanding the increase in POLR rates, Electric Utility total margin decreased $5.8 million during the 2009 nine-month period principally reflecting the higher cost of sales and the lower sales.
Electric Utility operating income and income before income taxes in the 2009 nine-month period were $7.6 million and $7.3 million lower than the prior year, respectively, reflecting the previously mentioned lower total margin and higher operating and administrative costs including greater provisions for uncollectible accounts, higher customer assistance expenses and greater pension expense.

UGI UTILITIES, INC. AND SUBSIDIARIES
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Company’s total debt outstanding at June 30, 2009 was $750 million compared to total debt outstanding of $589 million at September 30, 2008. The increase reflects greater bank loan borrowings and $108 million of Senior Notes issued in conjunction with the CPG Acquisition. UGI Utilities’ total debt at June 30, 2009 includes $383 million of Senior Notes, $257 million of Medium-Term Notes and $110 million outstanding under UGI Utilities Revolving Credit Agreement. In conjunction with the previously mentioned October 1, 2008 CPG Acquisition, in October 2008 UGI Utilities issued $108 million face value of 6.375% Senior Notes due 2013. Also in conjunction with the CPG Acquisition, on September 25, 2008 UGI made a $120 million cash contribution to UGI Utilities. This cash contribution was used by UGI Utilities in September 2008 to reduce its bank loans outstanding. On October 1, 2008, UGI Utilities reborrowed this amount under the Revolving Credit Agreement to fund a portion of the CPG Acquisition.
UGI Utilities has a $350 million Revolving Credit Agreement which expires in August 2011. At June 30, 2009 and 2008, UGI Utilities had $110 million and $30 million of borrowings outstanding under its Revolving Credit Agreement, respectively. Borrowings under the Revolving Credit Agreement are classified as bank loans on the Condensed Consolidated Balance Sheets. During the nine months ended June 30, 2009 and 2008, average daily bank loan borrowings were $200.9 million and $134.7 million, respectively, and peak bank loan borrowings totaled $312 million and $267 million, respectively. Peak bank loan borrowings typically occur during the peak heating season months of December and January when UGI Utilities’ investment in working capital, principally accounts receivable and inventories, is greatest. Revolving Credit Agreement borrowings were higher in Fiscal 2009 than in the prior year due in large part to increases in margin deposits associated with natural gas futures contracts as a result of declines in wholesale natural gas prices.
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
We believe that we have sufficient liquidity in the form of our Revolving Credit Agreement to fund business operations including the margin deposit requirements of our natural gas futures brokerage accounts resulting from recent steep declines in natural gas prices. Additionally, we do not have any long-term debt maturing until Fiscal 2012 and our Revolving Credit Agreement expires in August 2011. Accordingly, we do not believe that recent conditions in the credit and capital markets will have a significant impact on our liquidity. Although we believe that recent financial market conditions will not have a significant impact on our ability to fund our existing operations, such market conditions could restrict our ability to grow through acquisitions or limit the scope of major capital projects if access to credit and capital markets is limited, and could adversely affect our operating results.
We are subject to credit risk relating to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at contract prices. We monitor our counterparty credit risk exposure in order to minimize credit risk with any one supplier or financial instrument counterparty. We have a diverse customer base comprising residential, commercial and industrial customers located primarily in Pennsylvania. No single customer represents more than ten percent of our revenues or operating income. Notwithstanding our diverse customer profile, current economic conditions and conditions in the credit markets could affect the ability of some of our customers to pay timely or result in increased customer bankruptcies which may lead to increased bad debts. The Company’s allowance for uncollectible accounts at June 30, 2009 reflects the estimated impact of the current economic conditions on the collectibility of its accounts receivable.

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
Cash flow provided by operating activities increased to $225.3 million during the 2009 nine-month period from $211.8 million in the prior-year nine-month period. Cash flows in the 2009 nine-month period include those of CPG. Cash flow from operating activities before changes in operating working capital increased to $139.2 million in the 2009 nine-month period from $121.3 million in the prior-year nine-month period reflecting the operations of CPG and greater noncash charges for uncollectible accounts and depreciation. Changes in operating working capital provided $86.1 million of operating cash flow during the 2009 nine-month period compared with $90.5 million of operating cash flow from changes in operating working capital provided during the prior-year nine-month period. Cash flow provided by changes in operating working capital in the 2009 nine-month period includes the receipt of $19 million of security deposits from our storage agreements counterparties.
Investing activities. Cash used by investing activities was $336.8 million in the 2009 nine-month period compared to $32.6 million in the 2008 nine-month period. The 2009 nine-month period reflects net cash paid in conjunction with the CPG Acquisition of $298.7 million less $32.3 million of net cash received from the sale of the assets of CPP to AmeriGas OLP. In addition, restricted cash associated with our commodity futures brokerage accounts used $12.4 million of cash in the 2009 nine-month period compared with $6.6 million of such cash provided in the prior-year period. The increase in the 2009 nine-month period restricted cash reflects the effects of declining natural gas prices on margin deposit requirements during the 2009 nine-month period. Capital expenditures were higher in the 2009 nine-month period due in large part to greater Gas Utility capital expenditures including capital expenditures of CPG.

UGI UTILITIES, INC. AND SUBSIDIARIES
Financing activities. Cash provided by financing activities was $114.8 million in the 2009 nine-month period compared with cash used by financing activities of $187.0 million in the 2008 nine-month period. Financing activity cash flows are primarily the result of issuances and repayments of long-term debt, net borrowings and repayments under our Revolving Credit Agreement, cash dividends paid to UGI, and capital contributions from UGI. We paid cash dividends to UGI totaling $46.2 million and $50.4 million during the 2009 and 2008 nine-month periods, respectively. During the 2009 nine-month period, net bank loan borrowings totaled $53 million compared with net bank loan repayments of $160 million in the prior-year nine-month period. The significant increase in net cash from bank loan borrowings in the 2009 nine-month period was due in large part to the timing and use of cash contributions made by UGI in September 2008 to fund the CPG Acquisition. A $120 million cash contribution made by UGI on September 25, 2008 was temporarily used by UGI Utilities in September 2008 to reduce bank loan borrowings. This amount was then reborrowed on October 1, 2008, along with additional bank loan borrowings, to fund a portion of the CPG Acquisition. The greater 2009 nine-month period bank loan borrowings also reflect, in part, greater cash needed to fund the higher natural gas futures margin deposits and the previously mentioned higher capital expenditures. During the 2009 nine-month period, UGI Utilities issued $108 million of 6.375% Senior Notes due 2013 the proceeds of which were used to fund a portion of the CPG Acquisition.
Regulatory Matters
UGIPNG and CPG Base Rate Filings. On January 28, 2009, UGIPNG and CPG filed separate requests with the PUC to increase base operating revenues by $38.1 million annually for UGIPNG and $19.6 million annually for CPG to fund system improvements and operations necessary to maintain safe and reliable natural gas service and energy assistance for low income customers as well as energy conservation programs for all customers. On March 26, 2009, the PUC suspended the effective date for the base operating revenue rate increases to allow for investigation and public hearings. On May 5, 2009, UGIPNG and CPG received testimony submitted by various state and special interest parties opposing the level of the proposed rate increases. On July 2, 2009, UGIPNG and CPG each filed joint settlement petitions with the PUC based on agreements with the opposing parties regarding the requested base operating revenue increases. The settlement agreements were approved by an administrative law judge on July 29, 2009 in substantially the form submitted. The recommended decision of the administrative law judge is subject to PUC approval. It is anticipated that this process will conclude by the end of Fiscal 2009.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
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
On July 17, 2008, the PUC approved Electric Utility’s default service procurement, implementation and contingency plans, as modified by the terms of a May 2, 2008 settlement, filed in accordance with the PUC’s default service regulations. These plans do not affect Electric Utility’s existing POLR settlement effective through December 31, 2009. The approved plans specify how Electric Utility will solicit and acquire default service supplies for residential customers for the period January 1, 2010 through May 31, 2014, and for commercial and industrial customers for the period January 1, 2010 through May 31, 2011 (collectively, the “Settlement Term”). UGI Utilities filed a rate plan on August 29, 2008 for the Settlement Term. On January 22, 2009, the PUC approved a settlement of the rate filing that provides for Electric Utility to fully recover its default service costs. Under applicable statutory standards, Electric Utility is entitled to fully recover its default service costs. Because Electric Utility will be assured the recovery of prudently incurred costs during the Settlement Term, beginning January 1, 2010 Electric Utility will no longer be subject to the risk that actual costs for purchased power will exceed POLR revenues and will no longer record margin from the sale of electricity. Although we believe the impact of the approved default service plans will be material to electric Utility’s results of operations beginning in Fiscal 2010, we believe such impact will not be material to UGI Utilities because it will be offset by expected increases in operating income from Gas Utility.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Gas Utility’s tariffs contain clauses that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to its customers. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses derivative financial instruments including natural gas futures contracts traded on the New York Mercantile Exchange (“NYMEX”) to reduce volatility in the cost of gas it purchases for its retail core-market customers. The change in market value of these contracts can require daily deposits in futures brokerage accounts. The fair value of these contracts at June 30, 2009 was a loss of $42.5 million. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism. At June 30, 2009, Gas Utility had $46.5 million of restricted cash principally associated with natural gas futures accounts with brokers. The higher amount of restricted cash in futures brokerage accounts at June 30, 2009 reflects the effects of declines in natural gas prices during the nine-months ended June 30, 2009. Further declines in natural gas prices could require Gas Utility to deposit additional cash in these accounts.
Our Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures and swap contracts are recorded at fair value with changes in fair value reflected in operating expenses. The amount of the unrealized loss on these contracts and volumes under contract at June 30, 2009 were not material. A 10% adverse change in the market value of gasoline futures contracts would not have a material effect on the Company’s operating income.

UGI UTILITIES, INC. AND SUBSIDIARIES
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
Electric Utility obtains FTRs through an annual PJM Interconnection (“PJM”) auction process and, to a lesser extent, by purchases at monthly PJM auctions. FTRs are financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electricity transmission grid. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of 14 eastern and midwestern states. Although FTRs are economically effective as hedges of congestion charges, they do not currently qualify for hedge accounting treatment. At June 30, 2009, the fair value of Electric Utility’s FTRs was $1.0 million. A 10% adverse change in the market value of FTRs would not have a material impact on the Company’s operating income.
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
Unsettled derivative instruments at June 30, 2009 comprised Gas Utility’s exchange-traded natural gas futures contracts, which are included in Gas Utility’s PGC recovery mechanism, Electric Utility’s FTRs and, to a much lesser extent, exchange-traded gasoline futures and swap contracts.

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
Yankee Gas Services Company and Connecticut Light and Power Company v. UGI Utilities, Inc. On September 11, 2006, UGI Utilities received a complaint filed by Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities (together the “Northeast Companies”), in the United States District Court for the District of Connecticut seeking contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies alleged that UGI Utilities controlled operations of the plants from 1883 to 1941 through control of former subsidiaries that owned the MGPs. The Northeast Companies estimated that remediation costs for all of the sites could total approximately $215 million and asserted that UGI Utilities is responsible for approximately $103 million of this amount. The Northeast Companies subsequently withdrew their claims with respect to three of the sites and UGI Utilities acknowledged that it had operated one of the sites, Waterbury North, pursuant to a lease. In April 2009, the court conducted a trial to determine whether UGI Utilities operated any of the nine remaining sites that were owned and operated by former subsidiaries. On May 22, 2009, the court granted judgment in favor of UGI Utilities with respect to all nine sites. In a second phase of the trial scheduled for early 2010, the court will determine what, if any, contamination at Waterbury North is related to UGI Utilities period of operation. The Northeast Companies estimate that remediation costs at Waterbury North could total $25 million.

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

UGI UTILITIES, INC. AND SUBSIDIARIES

ITEM 6.	EXHIBITS
The exhibits filed as part of this report are as follows:
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit
12.1	Computation of ratio of earnings to fixed charges

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

UGI UTILITIES, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UGI Utilities, Inc. (Registrant)
Date: August 7, 2009	By:	/s/ John C. Barney
John C. Barney
Senior Vice President — Finance and Chief Financial Officer

UGI UTILITIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

12.1	Computation of ratio of earnings to fixed charges

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009 , pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002