Form 10-Q
period 2010-03-31
UGI UTILITIES INC
filed 2010-05-07
CIK 100548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 30, 2010, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

UGI UTILITIES, INC. AND SUBSIDIARIES

-i-

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	March 31,	September 30,	March 31,
	2010	2009	2009
ASSETS

Current assets:
Cash and cash equivalents	$7,492	$13,523	$22,440
Restricted cash	12,573	—	92,613
Accounts receivable (less allowances for doubtful accounts of $18,051, $11,384 and $25,619, respectively)	162,152	74,286	200,674
Accounts receivable — related parties	11,371	3,378	5,107
Accrued utility revenues	33,294	20,980	51,402
Inventories	38,865	196,598	26,765
Deferred income taxes	24,671	24,905	21,659
Regulatory assets	6,662	19,584	61,067
Derivative financial instruments	525	867	962
Prepaid expenses & other current assets	16,131	5,167	12,941

Total current assets	313,736	359,288	495,630

Property, plant and equipment, at cost (less accumulated depreciation and amortization of $715,234, $692,082 and $680,722, respectively)	1,364,622	1,364,795	1,345,450

Goodwill	180,145	180,145	176,906
Regulatory assets	123,199	121,960	112,572
Other assets	6,405	4,049	13,592

Total assets	$1,988,107	$2,030,237	$2,144,150

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Bank loans	$37,000	$154,000	$178,000
Accounts payable	46,726	53,265	76,944
Accounts payable — related parties	10,482	8,746	6,428
Deferred fuel refunds	16,789	30,846	4,736
Derivative financial instruments	7,616	—	82,275
Other current liabilities	121,845	110,966	148,402

Total current liabilities	240,458	357,823	496,785

Long-term debt	640,000	640,000	640,000
Deferred income taxes	197,872	168,830	132,518
Deferred investment tax credits	5,489	5,670	5,853
Pension and postretirement benefit obligations	146,137	150,499	138,615
Other noncurrent liabilities	60,428	61,372	56,353

Total liabilities	1,290,384	1,384,194	1,470,124

Commitments and contingencies (note 8)

Common stockholder’s equity:
Common Stock, $2.25 par value (authorized — 40,000,000 shares; issued and outstanding - 26,781,785 shares)	60,259	60,259	60,259
Additional paid-in capital	467,258	467,160	466,990
Retained earnings	251,226	201,710	228,902
Accumulated other comprehensive loss	(81,020)	(83,086)	(82,125)

Total common stockholder’s equity	697,723	646,043	674,026

Total liabilities and stockholder’s equity	$1,988,107	$2,030,237	$2,144,150

See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Revenues	$477,273	$581,260	$839,476	$1,027,952

Costs and expenses:
Cost of sales — gas, fuel and purchased power (excluding depreciation shown below)	312,171	416,976	543,388	733,210
Operating and administrative expenses	48,632	57,245	92,854	107,923
Operating and administrative expenses — related parties	6,565	6,393	7,757	9,138
Taxes other than income taxes	4,894	5,022	9,422	9,626
Depreciation	12,438	12,082	25,119	24,113
Amortization	771	480	1,378	961
Other income, net	(2,535)	(2,611)	(4,052)	(4,704)

	382,936	495,587	675,866	880,267

Operating income	94,337	85,673	163,610	147,685
Interest expense	10,724	10,809	21,361	22,189

Income before income taxes	83,613	74,864	142,249	125,496
Income taxes	33,001	30,118	56,474	49,616

Net income	$50,612	$44,746	$85,775	$75,880

See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Six Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,775	$75,880
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	26,497	25,074
Deferred income taxes, net	25,614	(14,603)
Provision for uncollectible accounts	12,176	19,846
Other, net	4,747	2,054
Net change in:
Accounts receivable and accrued utility revenues	(120,350)	(166,819)
Inventories	157,734	157,091
Deferred fuel and power costs	(1,135)	38,983
Accounts payable	(4,804)	1,924
Storage agreements security deposits	3,500	22,500
Other current assets	(10,407)	(8,942)
Other current liabilities	7,880	30,968

Net cash provided by operating activities	187,227	183,956

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(26,170)	(36,831)
Net costs of property, plant and equipment disposals	(1,255)	(990)
Acquisition of CPG, net of cash acquired	—	(298,671)
Proceeds from sale of CPG propane business assets	—	32,269
Increase in restricted cash	(12,573)	(58,576)

Net cash used by investing activities	(39,998)	(362,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(36,260)	(31,200)
Issuance of long-term debt	—	108,000
(Decrease) increase in bank loans	(117,000)	121,000

Net cash (used) provided by financing activities	(153,260)	197,800

Cash and cash equivalents (decrease) increase	$(6,031)	$18,957

CASH AND CASH EQUIVALENTS:
End of period	$7,492	$22,440
Beginning of period	13,523	3,483

(Decrease) increase	$(6,031)	$18,957

See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
1.	Nature of Operations
UGI Utilities, Inc., a wholly owned subsidiary of UGI Corporation (“UGI”), and its wholly owned subsidiaries UGI Penn Natural Gas, Inc. (“PNG”) and UGI Central Penn Gas, Inc. (“CPG”) own and operate natural gas distribution utilities primarily located in eastern, northeastern and central Pennsylvania. UGI Utilities also owns and operates an electric distribution utility in northeastern Pennsylvania (“Electric Utility”). UGI Utilities, Inc.’s natural gas distribution utility is referred to herein as “UGI Gas;” PNG’s natural gas distribution utility is referred to herein as “PNG Gas;” and CPG’s natural gas distribution utility is referred to herein as “CPG Gas.” UGI Gas, PNG Gas and CPG Gas are collectively referred to as “Gas Utility.” PNG also has a heating, ventilation and air-conditioning service business (“UGI Penn HVAC Services, Inc.”) which operates principally in the PNG Gas service territory.
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
Comprehensive Income. The following table presents the components of comprehensive income for the three and six months ended March 31, 2010 and 2009:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net income	$50,612	$44,746	$85,775	$75,880
Other comprehensive income (loss)	1,033	171	2,066	(38,347)

Comprehensive income	$51,645	$44,917	$87,841	$37,533

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Other comprehensive income (loss) includes reclassifications of losses on interest rate protection agreements and actuarial gains and losses on postretirement benefit plans, net of reclassifications to net income. On December 31, 2008, we merged two of our defined benefit pension plans that we sponsored. As a result of the merger, at December 31, 2008, the Company was required under GAAP to remeasure the combined plan’s assets and obligations and record the funded status in our Condensed Consolidated Balance Sheet. The associated after-tax charge to other comprehensive loss of $38,688 is included in the table above for the six months ended March 31, 2009.
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
Income Taxes. As a result of settlements with tax authorities, in December 2009 and December 2008 the Company adjusted its unrecognized tax benefits. The reduction decreased income tax expense for the six months ended March 31, 2010 and 2009 by $290 and $490, respectively.
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
Business Combinations. Effective October 1, 2009, we adopted new guidance on the accounting for business combinations. The new guidance applies to all transactions or other events in which an entity obtains control of one or more businesses. The new guidance establishes, among other things, principles and requirements for how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (3) determines what information with respect to a business combination should be disclosed. The new guidance applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. Among the more significant changes in accounting for acquisitions are (1) transaction costs are generally expensed (rather than being included as costs of the acquisition); (2) contingencies, including contingent consideration, are generally recorded at fair value with subsequent adjustments recognized in operations (rather than as adjustments to the purchase price); and (3) decreases in valuation allowances on acquired deferred tax assets are recognized in operations (rather than decreases in goodwill). The new guidance did not have an impact on our financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Fair Value Measurements. On January 1, 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance with respect to fair value measurements disclosures. The new guidance requires additional disclosure related to transfers between Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3. The new guidance clarifies existing disclosure guidance about inputs and valuation techniques for fair value measurements and levels of disaggregation. We apply fair value measurements to certain assets and liabilities, principally commodity and interest rate derivative instruments. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2009 (Fiscal 2011) and interim periods thereafter. The adoption of the new guidance for the quarter ended March 31, 2010 did not have a material effect on our disclosures.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Financial information by business segment follows:
Three Months Ended March 31, 2010:

		Reportable Segments
		Gas	Electric
	Total	Utility	Utility	Other
Revenues	$477,273	$445,395	$31,553	$325
Cost of sales	$312,171	$291,433	$20,738	$—
Depreciation and amortization	$13,209	$12,216	$993	$—
Operating income	$94,337	$91,112	$3,093	$132
Interest expense	$10,724	$10,258	$466	$—
Income before income taxes	$83,613	$80,854	$2,627	$132

Total assets (at period end)	$1,988,107	$1,862,489	$125,618	$—
Goodwill (at period end)	$180,145	$180,145	$—	$—
Capital expenditures	$12,360	$11,499	$861	$—
Three Months Ended March 31, 2009:

		Reportable Segments
		Gas	Electric
	Total	Utility	Utility	Other
Revenues	$581,260	$542,796	$38,118	$346
Cost of sales	$416,976	$392,823	$24,153	$—
Depreciation and amortization	$12,562	$11,587	$975	$—
Operating income	$85,673	$80,017	$5,417	$239
Interest expense	$10,809	$10,377	$432	$—
Income before income taxes	$74,864	$69,640	$4,985	$239

Total assets (at period end)	$2,144,150	$2,019,932	$124,218	$—
Goodwill (at period end)	$176,906	$176,906	$—	$—
Capital expenditures	$14,020	$12,727	$1,293	$—

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Six Months Ended March 31, 2010:

		Reportable Segments
		Gas	Electric
	Total	Utility	Utility	Other
Revenues	$839,476	$773,204	$65,552	$720
Cost of sales	$543,388	$501,193	$42,195	$—
Depreciation and amortization	$26,497	$24,515	$1,982	$—
Operating income	$163,610	$154,840	$8,452	$318
Interest expense	$21,361	$20,504	$857	$—
Income before income taxes	$142,249	$134,336	$7,595	$318

Total assets (at period end )	$1,988,107	$1,862,489	$125,618	$—
Good will (at period end)	$180,145	$180,145	$—	$—
Capital expenditures	$26,170	$24,539	$1,631	$—
Six Months Ended March 31, 2009:

		Reportable Segments
		Gas	Electric
	Total	Utility	Utility	Other
Revenues	$1,027,952	$953,162	$74,039	$751
Cost of sales	$733,210	$685,847	$47,363	$—
Depreciation and amortization	$25,074	$23,136	$1,938	$—
Operating income	$147,685	$136,902	$10,464	$319
Interest expense	$22,189	$21,352	$837	$—
Income before income taxes	$125,496	$115,550	$9,627	$319

Total assets (at period end)	$2,144,150	$2,019,932	$124,218	$—
Good will (at period end)	$176,906	$176,906	$—	$—
Capital expenditures	$36,831	$34,384	$2,447
5.	Inventories
Inventories comprise the following:

	March 31,	September 30,	March 31,
	2010	2009	2009
Gas Utility natural gas	$31,693	$189,747	$19,227
Materials, supplies and other	7,172	6,851	7,538

Total inventories	$38,865	$196,598	$26,765

From time to time UGI Utilities enters into storage contract administrative agreements (“SCAAs”) pursuant to which it has, among other things, released certain storage and transportation contracts for the terms of the storage agreements. At March 31, 2010, UGI Utilities had three SCAAs, two of which are scheduled to expire in October 2010 and one that is scheduled to expire in October 2012 (see Note 9).

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
The historical cost of natural gas storage inventories released under these agreements, which represent a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreements but not yet replenished) are included in the caption “Gas Utility natural gas” in the table above. The carrying value of gas storage inventories released under these agreements at March 31, 2010, September 30, 2009 and March 31, 2009, comprising 2.8 billion cubic feet (“bcf”), 9.0 bcf, and 1.8 bcf of natural gas, was $20,469, $77,948 and $14,089, respectively. In conjunction with the SCAAs, at March 31, 2010, September 30, 2009 and March 31, 2009, UGI Utilities held a total of $22,500, $19,000 and $22,500, respectively, of security deposits received from its SCAAs’ counterparties which amounts are included in other current liabilities on the Condensed Consolidated Balance Sheets.
6.	Regulatory Assets and Liabilities and Regulatory Matters
For a description of the Company’s regulatory assets and liabilities other than those described below, see Note 5 to the Company’s 2009 Annual Report. UGI Utilities does not recover a rate of return on its regulatory assets. The following regulatory assets and liabilities associated with Gas Utility and Electric Utility are included in our accompanying Condensed Consolidated Balance Sheets:

	March 31,	September 30,	March 31,
	2010	2009	2009
Regulatory assets:
Income taxes recoverable	$81,561	$79,492	$75,660
Postretirement benefits	1,833	2,473	3,561
CPG Gas pension and postretirement plans	8,572	8,572	5,551
Environmental costs	25,301	26,877	20,665
Deferred fuel and power costs	6,662	19,584	61,067
Other	5,932	4,546	7,135

Total regulatory assets	$129,861	$141,544	$173,639

Regulatory liabilities:
Postretirement benefits	$9,899	$9,310	$9,609
Environmental overcollections	8,398	8,720	9,724
Deferred fuel refunds	16,789	30,846	4,736

Total regulatory liabilities	$35,086	$48,876	$24,069

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Deferred fuel and power — costs and refunds. Gas Utility’s tariffs and, commencing January 1, 2010 Electric Utility’s default service tariffs, contain clauses which permit recovery of all prudently incurred purchased gas and power costs through the application of purchased gas cost (“PGC”) rates in the case of Gas Utility and generation service (“GS”) rates in the case of Electric Utility. The clauses provide for periodic adjustments to PGC and GS rates for differences between the total amount of purchased gas and electric generation supply costs collected from customers and recoverable costs incurred. Net undercollected costs are classified as a regulatory asset and net overcollections are classified as a regulatory liability.
Gas Utility uses derivative financial instruments to reduce volatility in the cost of gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative financial instruments are included in deferred fuel costs or refunds. Unrealized losses on such contracts at March 31, 2010 and March 31, 2009 were $7,611 and $81,893, respectively. There were no such unrealized gains or losses at September 30, 2009.
In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains financial transmission rights (“FTRs”). FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its default service costs commencing January 1, 2010 through GS rates, realized and unrealized gains or losses on FTRs associated with periods beginning January 1, 2010 are included in deferred fuel and power — costs or refunds. Unrealized gains on FTRs at March 31, 2010 were not material.
7.	Defined Benefit Pension and Other Postretirement Plans
We currently sponsor two defined benefit pension plans (“Pension Plans”) for employees hired prior to January 1, 2009 of UGI Utilities, PNG, CPG, UGI and certain of UGI’s other wholly owned domestic subsidiaries. In addition, we provide postretirement health care benefits to certain retirees and postretirement life insurance benefits to nearly all active and retired employees.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Net periodic pension expense and other postretirement benefit costs relating to our employees include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Service cost	$1,745	$1,492	$40	$2
Interest cost	5,284	5,263	212	162
Expected return on assets	(5,858)	(5,892)	(126)	(130)
Amortization of:
Prior service cost (benefit)	9	7	(102)	(87)
Actuarial loss	1,333	1,138	89	30

Net benefit cost	2,513	2,008	113	(23)
Change in associated regulatory liabilities	—	—	736	803

Net expense	$2,513	$2,008	$849	$780

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Service cost	$3,490	$2,873	$81	$66
Interest cost	10,568	10,717	423	422
Expected return on assets	(11,717)	(11,998)	(252)	(260)
Amortization of:
Prior service cost (benefit)	18	14	(203)	(174)
Actuarial loss	2,666	1,311	179	60

Net benefit cost	5,025	2,917	228	114
Change in associated regulatory liabilities	—	—	1,472	1,606

Net expense	$5,025	$2,917	$1,700	$1,720

Pension Plans’ assets are held in trust and consist principally of equity and fixed income mutual funds. It is our general policy to fund amounts for pension benefits equal to at least the minimum contribution required by ERISA. The Company does not believe it will be required to make any contributions to the Pension Plans during the year ending September 30, 2010 (Fiscal 2010) for ERISA funding purposes that will have a material effect on its liquidity. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to fund and pay UGI Gas and Electric Utility’s postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under GAAP for postretirement benefits other than pensions. The difference between the annual amount calculated and the amount included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the six months ended March 31, 2010, nor are they expected to be material for all of Fiscal 2010.
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
UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs. At March 31, 2010, neither UGI Gas’ undiscounted nor its accrued liability for environmental investigation and cleanup costs was material.
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
Yankee Gas Services Company and Connecticut Light and Power Company v. UGI Utilities, Inc. On September 11, 2006, UGI Utilities received a complaint filed by Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities (together the “Northeast Companies”), in the United States District Court for the District of Connecticut seeking contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the plants from 1883 to 1941 through control of former subsidiaries that owned the MGPs. The Northeast Companies estimated that remediation costs for all of the sites could total approximately $215,000 and asserted that UGI Utilities is responsible for approximately $103,000 of this amount. The Northeast Companies subsequently withdrew their claims with respect to three of the sites and UGI Utilities acknowledged that it had operated one of the sites, Waterbury North, pursuant to a lease. In April 2009, the court conducted a trial to determine whether UGI Utilities operated any of the nine remaining sites that were owned and operated by former subsidiaries. On May 22, 2009, the court granted judgment in favor of UGI Utilities with respect to all nine sites. After additional environmental investigations have been performed, there will be a second phase of the trial, that has not yet been scheduled, in which the court will determine what, if any, contamination at Waterbury North is related to UGI Utilities’ period of operation. The Northeast Companies estimate that remediation costs at Waterbury North could total $25,000.

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
From time to time, UGI Utilities is a party to SCAAs with UGI Energy Services, Inc., a second-tier wholly owned subsidiary of UGI (“Energy Services”). At March 31, 2010, UGI Utilities was a party to a three-year SCAA with Energy Services expiring October 31, 2012 and, during the periods covered by the financial statements, was a party to other one-year SCAAs with Energy Services. Under all of the SCAAs, UGI Utilities has, among other things, and subject to recall for operational purposes, released certain storage and transportation contracts to Energy Services for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon the commencement of the SCAAs, receives a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the SCAAs. UGI Utilities incurred costs associated with Energy Services’ SCAAs totaling $94 and $7,579 during the three and six months ended March 31, 2010, respectively, and $5,279 and $19,861 during the three and six months ended March 31, 2009, respectively. In conjunction with the SCAAs, UGI Utilities received security deposits from Energy Services. The amount of such security deposits, which amounts are included in other current liabilities on the Condensed Consolidated Balance Sheets, was $7,500, $15,000 and $15,000 as of March 31, 2010, September 30, 2009 and March 31, 2009, respectively.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
The volumes and carrying amounts of gas storage inventories released under Energy Services’ SCAAs at March 31, 2010, September 30, 2009 and March 31, 2009 are as follows: at March 31, 2010, gas storage inventories comprising approximately 1.1 bcf of natural gas totaling $8,543; at September 30, 2009, gas storage inventories comprising approximately 7.7 bcf of natural gas totaling $67,436; and at March 31, 2009, gas storage inventories comprising approximately 1.3 bcf of natural gas totaling $11,086.
UGI Utilities has gas supply and delivery service agreements with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility during the months of November through March. In addition, from time to time, Gas Utility purchases natural gas or pipeline capacity from Energy Services. The aggregate amount of these transactions (exclusive of transactions pursuant to the SCAAs) during the three and six months ended March 31, 2010 totaled $5,754 and $22,036, respectively. During the three and six months ended March 31, 2009, such transactions totaled $7,078 and $23,064, respectively.
From time to time, the Company sells natural gas or pipeline capacity to Energy Services. During the three and six months ended March 31, 2010, revenues associated with such sales to Energy Services totaled $18,340 and $27,585, respectively. During the three and six months ended March 31, 2009, such revenues totaled $12,826 and $20,813, respectively. Also from time to time, the Company purchases natural gas or pipeline capacity from Energy Services (in addition to the transactions already described above). During the three and six months ended March 31, 2010, the aggregate amount of such purchases totaled $8,911 and $14,888, respectively. During the three and six months ended March 31, 2009, such transactions totaled $4,294 and $10,139, respectively. These transactions did not have a material effect on the Company’s financial position, results of operations or cash flows.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
10.	Fair Value Measurements
Derivative Financial Instruments
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of March 31, 2010, September 30, 2009 and March 31, 2009:

	Quoted
	Prices in
	Active
	Markets for	Significant
	Identical	Other
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2010:
Derivative financial instruments:
Assets	$226	$299	$—	$525
Liabilities	$(7,616)	$—	$—	$(7,616)

September 30, 2009:
Derivative financial instruments:
Assets	$102	$765	$—	$867
Liabilities	$—	$—	$—	$—

March 31, 2009:
Derivative financial instruments:
Assets	$—	$962	$—	$962
Liabilities	$(82,275)	$—	$—	$(82,275)
The fair values of our Level 1 exchange-traded derivative contracts are based upon actively-quoted market prices for identical assets and liabilities. The fair values of the remainder of our derivative financial instruments, which are designated as Level 2, are generally based upon recent market transactions and related market indicators.
Other Financial Instruments
The carrying amounts of financial instruments included in current assets and current liabilities (excluding unsettled derivative instruments and current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amount and estimated fair value of our long-term debt at March 31, 2010 were $640,000 and $702,100, respectively. The carrying amount and estimated fair value of our long-term debt at March 31, 2009 were $640,000 and $632,900, respectively. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
11.	Disclosures About Derivative Instruments, Hedging Activities and Financial Instruments
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
Commodity Price Risk
Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to retail core-market customers. As permitted and agreed to by the PUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses New York Mercantile Exchange (“NYMEX”) natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers.
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
At March 31, 2010 and 2009, the volume of natural gas associated with our unsettled NYMEX natural gas futures contracts totaled 14.1 million dekatherms and 16.4 million dekatherms, respectively. The volume of transmission congestion that is subject to FTRs at March 31, 2010 and 2009 totaled 477.6 million kilowatt-hours and 1,017.2 million kilowatt-hours, respectively.
With respect to natural gas futures and option contracts associated with Gas Utility, gains and losses on unsettled natural gas futures and option contracts are recorded in deferred fuel costs on the Condensed Consolidated Balance Sheets in accordance with the FASB’s guidance in Accounting Standards Codification (“ASC”) 980 related to rate-regulated entities and reflected in cost of sales through the PGC mechanism. Because Electric Utility is entitled to fully recover its default service costs commencing January 1, 2010 pursuant to a January 22, 2009 settlement of its default service rate filing with the PUC, gains and losses on FTRs associated with periods beginning on or after January 1, 2010 are recorded in regulatory assets and liabilities in accordance with ASC 980 and reflected in cost of sales through the GS recovery mechanism (see Note 6). Gains and losses associated with periods prior to January 1, 2010 are reflected in cost of sales.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)
Interest Rate Risk
Our long-term debt typically is issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). We account for IRPAs as cash flow hedges. Changes in the fair values of IRPAs are recorded in accumulated other comprehensive income (“AOCI”), to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. At March 31, 2010 there were no unsettled IRPA contracts outstanding. The amount of net losses associated with IRPAs expected to be reclassified into earnings during the next twelve months is $1,165.
Derivative Financial Instrument Credit Risk
Our natural gas exchange-traded futures contracts are guaranteed by the NYMEX and have limited credit risk. These contracts generally require cash deposits in margin accounts. At March 31, 2010 and 2009, Gas Utility’s restricted cash in brokerage accounts totaled $12,573 and $92,613, respectively. We generally do not have credit-risk-related contingent features in our derivative contracts.
The following table provides information regarding the balance sheet location and fair values of derivative assets and liabilities existing as of March 31, 2010 and 2009:
As of March 31:

	Derivative Assets			Derivative (Liabilities)
	Balance Sheet	Fair Value		Balance Sheet	Fair Value
	Location	2010	2009	Location	2010	2009
Derivatives Accounted for Under ASC 980:
Commodity contracts	Derivative financial instruments	$226	$—	Derivative financial instruments	$(7,616)	$(81,893)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Derivative financial instruments	299	962	Derivative financial instruments	—	(382)

Total Derivatives		$525	$962		$(7,616)	$(82,275)

During the three and six months ended March 31, 2010 and 2009, the amount of IRPA net losses included in AOCI that were reclassified into net income, and the impact on net income from changes in the fair value of FTRs not accounted for under ASC 980 and gasoline futures and swap contracts, were not material.
We are also a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts which provide for the purchase and delivery of natural gas and electricity, and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, these contracts qualify for normal purchase and normal sale exception accounting under GAAP because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business and the price in the contract is based on an underlying that is directly associated with the price of the product or service being purchased or sold.

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
These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our businesses, financial condition or future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

UGI UTILITIES, INC. AND SUBSIDIARIES
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare our results of operations for the three months ended March 31, 2010 (“2010 three-month period”) with the three months ended March 31, 2009 (“2009 three-month period”) and the six months ended March 31, 2010 (“2010 six-month period”) with the six months ended March 31, 2009 (“2009 six-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 4 to the condensed consolidated financial statements.
2010 three-month period compared with 2009 three-month period

			Increase
Three Months Ended March 31,	2010	2009	(Decrease)
(Millions of dollars)

Gas Utility:
Revenues	$445.4	$542.8	$(97.4)	(17.9)%
Total margin (a)	$154.0	$150.0	$4.0	2.7%
Operating income	$91.1	$80.0	$11.1	13.9%
Income before income taxes	$80.9	$69.6	$11.3	16.2%
System throughput — bcf	54.6	56.5	(1.9)	(3.4)%
Heating degree days — % (warmer) colder than normal (b)	(2.8)%	4.1%	—	—

Electric Utility:
Revenues	$31.6	$38.1	$(6.5)	(17.1)%
Total margin (a)	$9.1	$11.9	$(2.8)	(23.5)%
Operating income	$3.1	$5.4	$(2.3)	(42.6)%
Income before income taxes	$2.6	$5.0	$(2.4)	(48.0)%
Distribution sales — gwh	262.8	273.1	(10.3)	(3.8)%
bcf — billions of cubic feet. gwh — millions of kilowatt-hours.

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.7 million and $2.0 million during the three-month periods ended March 31, 2010 and 2009, respectively. For financial statement purposes, revenue-related taxes are included in “Taxes other than income taxes” in the Condensed Consolidated Statements of Income.

(b)
Deviation from average heating degree days for the 15-year period 1990-2004 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Gas Utility. Temperatures in the Gas Utility service territory based upon heating degree days were 2.8% warmer than normal in the 2010 three-month period compared with temperatures that were 4.1% colder than normal in the prior-year period. Total distribution system throughput decreased 1.9 bcf in the 2010 three-month period principally reflecting the effects of the warmer weather on core-market customers and the continuing effects of the economic recession. Gas Utility’s core-market customers comprise firm- residential, commercial and industrial (“retail core-market”) customers who purchase their gas from Gas Utility and, to a much lesser extent, residential and small commercial customers who purchase their gas from alternate suppliers.

UGI UTILITIES, INC. AND SUBSIDIARIES
Gas Utility revenues decreased $97.4 million during the 2010 three-month period principally reflecting a decline in revenues from retail core-market customers partially offset by a $16.0 million increase in low-margin off-system sales. The decrease in retail core-market revenues principally resulted from lower average purchased gas cost (“PGC”) rates and, to a much lesser extent, lower retail core-market volumes partially offset by the effects of the PNG Gas and CPG Gas base operating revenue increases that became effective August 28, 2009. Under Gas Utility’s PGC recovery mechanisms, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility’s cost of gas was $291.4 million in the 2010 three-month period compared with $392.9 million in the prior-year period principally reflecting the lower average PGC rates and, to a much lesser extent, the lower retail core-market sales partially offset by the previously mentioned increase in off-system sales.
Notwithstanding the decrease in core-market volumes, Gas Utility total margin increased $4.0 million in the 2010 three-month period. The increase reflects the impact of the previously mentioned PNG Gas and CPG Gas base operating revenue increases.
Gas Utility operating income during the 2010 three-month period increased $11.1 million principally reflecting lower operating and administrative costs and the previously mentioned increase in total margin. The 2010 three-month period operating and administrative costs include, among other things, lower provisions for uncollectible accounts and lower costs associated with environmental matters. The $11.3 million increase in income before income taxes reflects the previously mentioned higher operating income and slightly lower interest expense associated with bank loan borrowings.
Electric Utility. Electric Utility’s kilowatt-hour sales in the 2010 three-month period were 3.8% lower than in the prior year. The decline in sales principally reflects the effects of warmer 2010 three-month period weather on heating-related sales volumes and the continuing effects of the economic recession. Temperatures based upon heating degree days were approximately 4.8% warmer than in the prior-year period. Electric Utility revenues decreased $6.5 million principally as a result of lower default service revenue rates which became effective January 1, 2010 and, to a much lesser extent, the lower sales. Electric Utility implemented its default service rates effective January 1, 2010 pursuant to a January 22, 2009 settlement of its default service rate filing with the PUC. This reduced average costs to a residential general and residential heating customer by nearly 10% and 4%, respectively, over such costs in Fiscal 2009 and also reduced rates to commercial and industrial customers. Under default service rates, Electric Utility is no longer subject to electricity price and congestion cost risk as it is permitted to pass these costs through to its customers using a reconcilable cost recovery mechanism. Differences between actual costs and electric recovery rates are deferred for future recovery from or refund to customers. Beginning January 1, 2010, Electric Utility can no longer recover revenues in excess of actual costs of electricity as was possible under previous Provider of Last resort (“POLR”) rates in effect prior to January 1, 2010. Electric Utility cost of sales declined to $20.7 million in the 2010 three-month period compared to $24.2 million in the 2009 three-month period principally reflecting the effects of the new cost recovery mechanism on cost of sales and the lower sales volumes.

UGI UTILITIES, INC. AND SUBSIDIARIES
Electric Utility total margin declined $2.8 million in the 2010 three-month period reflecting the reduction in margin resulting from implementation of default service rates effective January 1, 2010 and, to a much lesser extent, the effects of the lower 2010 three-month sales.
Electric Utility operating income and income before income taxes in the 2010 three-month period were $2.3 million and $2.4 million lower, respectively, reflecting the lower total margin partially offset by slightly lower operating and administrative costs including lower uncollectible accounts expenses.
2010 six-month period compared with 2009 six-month period

			Increase
Six Months Ended March 31,	2010	2009	(Decrease)
(Millions of dollars)

Gas Utility:
Revenues	$773.2	$953.2	$(180.0)	(18.9)%
Total margin (a)	$272.0	$267.3	$4.7	1.8%
Operating income	$154.8	$136.9	$17.9	13.1%
Income before income taxes	$134.3	$115.5	$18.8	16.3%
System throughput — bcf	96.9	100.5	(3.6)	(3.6)%
Heating degree days — % (warmer) colder than normal (b)	(1.4)%	5.4%	—	—

Electric Utility:
Revenues	$65.6	$74.0	$(8.4)	(11.4)%
Total margin (a)	$19.7	$22.6	$(2.9)	(12.8)%
Operating income	$8.5	$10.5	$(2.0)	(19.0)%
Income before income taxes	$7.6	$9.6	$(2.0)	(20.8)%
Distribution sales — gwh	505.2	525.9	(20.7)	(3.9)%
bcf — billions of cubic feet. gwh — millions of kilowatt-hours.

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $3.6 million and $4.1 million during the six-month periods ended March 31, 2010 and 2009, respectively. For financial statement purposes, revenue-related taxes are included in “Taxes other than income taxes” in the Condensed Consolidated Statements of Income.

(b)
Deviation from average heating degree days for the 15-year period 1990-2004 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Gas Utility. Temperatures in the Gas Utility service territory based upon heating degree days were 1.4% warmer than normal in the 2010 six-month period compared with temperatures that were 5.4% colder than normal in the prior-year period. Total distribution system throughput decreased 3.6 bcf in the 2010 six-month period principally reflecting the effects of the warmer weather on core-market customers and the continuing effects of the economic recession.
Gas Utility revenues decreased $180.0 million during the 2010 six-month period principally reflecting a decline in revenues from retail core-market customers. The decrease in retail core-market revenues principally resulted from lower average PGC rates and the lower retail core-market volumes partially offset by the effects of the PNG Gas and CPG Gas base operating revenue increases that became effective August 28, 2009. Gas Utility’s cost of gas was $501.2 million in the 2010 six-month period compared with $685.8 million in the prior-year period principally reflecting the lower average PGC rates and, to a much lesser extent, the lower retail core-market sales.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notwithstanding the decrease in distribution system volumes, Gas Utility total margin increased $4.7 million in the 2009 six-month period. The increase is primarily the result of the PNG Gas and CPG Gas base operating revenue increases.
Gas Utility operating income during the 2010 six-month period increased $17.9 million principally reflecting lower operating and administrative costs and the previously mentioned increase in total margin. The 2010 six-month period operating and administrative costs include, among other things, lower provisions for uncollectible accounts, lower charges associated with environmental matters and lower UGI corporate allocated expenses. These decreases in operating and administrative expenses were partially offset by higher 2010 six-month period pension expense. The increase in income before income taxes reflects the previously mentioned higher operating income and lower interest expense due to lower average bank loan borrowings.
Electric Utility. Electric Utility’s kilowatt-hour sales in the 2010 six-month period were 3.9% lower than in the prior year. The decline in sales principally reflects the effects of warmer 2010 six-month period weather on heating-related sales volumes and the continuing effects of the economic recession. Temperatures based upon heating degree days were approximately 4.4% warmer than in the prior-year period. Electric Utility revenues decreased $8.4 million principally as a result of the previously mentioned lower default service revenue rates effective January 1, 2010 and the lower sales. Electric Utility cost of sales declined to $42.2 million in the 2010 six-month period compared to $47.4 million in the 2009 six-month period principally reflecting the effects of the lower volume sales and the effects on cost of sales of the default service cost recovery mechanism beginning January 1, 2010.
Electric Utility total margin declined $2.9 million in the 2010 six-month period reflecting the reduction in margin resulting from the implementation of default service rates effective January 1, 2010 and, to a much lesser extent, the effects of the lower 2010 six-month period sales.
Electric Utility operating income and income before income taxes in the 2010 six-month period were $2.0 million lower than the prior-year period reflecting the decline in total margin partially offset by lower distribution system maintenance and uncollectible accounts expenses.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Company’s total debt outstanding at March 31, 2010 was $677 million compared to total debt outstanding of $794 million at September 30, 2009. The decrease in total debt reflects a decrease in bank loan borrowings.

UGI UTILITIES, INC. AND SUBSIDIARIES
UGI Utilities has a $350 million Revolving Credit Agreement which expires in August 2011. At March 31, 2010 and 2009, UGI Utilities had $37 million and $178 million of borrowings outstanding under its Revolving Credit Agreement, respectively. Borrowings under the Revolving Credit Agreement are classified as bank loans on the Condensed Consolidated Balance Sheets. During the six months ended March 31, 2010 and 2009, average daily bank loan borrowings were $136.8 million and $239.8 million, respectively, and peak bank loan borrowings totaled $203 million and $312 million, respectively. Peak bank loan borrowings typically occur during the peak heating season months of December and January when UGI Utilities’ investment in working capital, principally accounts receivable and inventories, is greatest. Revolving Credit Agreement borrowings were higher in the prior-year period due in large part to higher margin deposits associated with natural gas futures accounts as a result of declines in wholesale natural gas prices.
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
Cash flow provided by operating activities was $187.2 million in the 2010 six-month period compared to $184.0 million in the prior-year six-month period. Cash flow from operating activities before changes in operating working capital increased to $154.8 million in the 2010 six-month period from $108.3 million in the prior-year six-month period. The increase principally reflects higher net income and greater noncash charges for deferred income taxes. Changes in operating working capital provided $32.4 million of operating cash flow during the 2010 six-month period compared with $75.7 million used during the prior-year six-month period. Cash flow provided by changes in operating working capital in the 2010 six-month period includes lower cash from changes in deferred fuel cost recoveries and storage agreement security deposits.
Investing activities. Cash used by investing activities was $40.0 million in the 2010 six-month period compared to $362.8 million in the 2009 six-month period. The 2009 six-month period reflects net cash paid in conjunction with the acquisition of CPG (“CPG Acquisition”) of $298.7 million less $32.3 million of net cash received from the sale of the propane assets of a CPG subsidiary to AmeriGas Propane, L.P., an affiliate of UGI. In addition, changes in restricted cash associated with our commodity futures brokerage accounts required $12.6 million of cash in the 2010 six-month period compared with $58.6 million of such cash required in the prior-year period. The significantly higher cash required in the prior-year six-month period reflects the effects of declining natural gas prices on margin deposit requirements during that period. Capital expenditures were lower in the 2010 six-month period due in large part to lower 2010 six-month period Gas Utility growth capital expenditures.

UGI UTILITIES, INC. AND SUBSIDIARIES
Financing activities. Cash used by financing activities was $153.3 million in the 2010 six-month period compared with cash provided by financing activities of $197.8 million in the 2009 six-month period. Financing activity cash flows are primarily the result of issuances and repayments of long-term debt, net borrowings and repayments under our Revolving Credit Agreement, cash dividends paid to UGI, and capital contributions from UGI. We paid cash dividends to UGI totaling $36.3 million and $31.2 million during the 2010 and 2009 six-month periods, respectively. During the 2010 six-month period, net bank loan repayments totaled $117 million compared with net bank loan borrowings of $121 million in the prior-year six-month period. The significantly higher net cash from bank loan borrowings in the prior-year six-month period was due in large part to the timing and use of cash contributions made by UGI on September 25, 2008 to fund the CPG Acquisition on October 1, 2008. A $120 million cash contribution made by UGI on September 25, 2008 was temporarily used by UGI Utilities in September 2008 to reduce bank loan borrowings. This amount was then reborrowed on October 1, 2008, along with additional bank loan borrowings, to fund a portion of the CPG Acquisition. The greater 2009 six-month period bank loan borrowings also reflect, in part, greater cash needed to fund the higher natural gas futures margin deposits. During the 2009 six-month period, UGI Utilities issued $108 million of 6.375% Senior Notes due 2013 the proceeds of which were used to fund a portion of the CPG Acquisition. There were no long-term debt transactions during the 2010 six-month period.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to its customers. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with Gas Utility operations. Gas Utility uses derivative financial instruments including natural gas futures and option contracts traded on the New York Mercantile Exchange (“NYMEX”) to reduce volatility in the cost of gas it purchases for its retail core-market customers. The fair value of natural gas futures contracts at March 31, 2010 was a loss of $7.6 million. The cost of natural gas derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism. The change in market value of natural gas futures contracts can require daily deposits of cash in futures accounts. At March 31, 2010 Gas Utility had $12.6 million of restricted cash associated with natural gas and other futures accounts with brokers.
Electric Utility purchases its electric power needs from electricity suppliers under fixed-price energy contracts and, to a much lesser extent, on the spot market. Wholesale prices for electricity can be volatile especially during periods of high demand or tight supply. Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them. Changes in electricity prices could require Electric Utility to provide cash collateral to its supply counterparties. Electric Utility obtains financial transmission rights (“FTRs”) through an annual PJM Interconnection (“PJM”) auction process and, to a lesser extent, by purchases at monthly PJM auctions. FTRs are financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electricity transmission grid. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of 14 eastern and midwestern states. At March 31, 2010, the fair value of FTRs was a gain of $0.3 million. Beginning January 1, 2010, Electric Utility’s default service tariffs contain clauses which permit recovery of all prudently incurred power costs through the application of generation service (“GS”) rates. The clauses provide for periodic adjustments to GS rates for differences between the total amount of power costs collected from customers and recoverable power costs incurred. Because of this ratemaking mechanism, beginning January 1, 2010 there is limited power cost risk, including the cost of FTRs, associated with our Electric Utility operations.

UGI UTILITIES, INC. AND SUBSIDIARIES
Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures and swap contracts are recorded at fair value with changes in fair value reflected in other income. The amount of unrealized gains on these contracts and associated volumes under contract at March 31, 2010 were not material.
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
Our unsettled derivative instruments at March 31, 2010 comprise Gas Utility’s exchange-traded natural gas futures and options contracts, which are included in Gas Utility’s PGC recovery mechanism, Electric Utility’s FTRs, which are included in Electric Utility’s GS recovery mechanism, and exchange-traded gasoline futures and swap contracts.
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
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit
12.1	Computation of ratio of earnings to fixed charges

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

UGI UTILITIES, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UGI Utilities, Inc. (Registrant)
Date: May 7, 2010	By:	/s/ John C. Barney
John C. Barney
Senior Vice President — Finance and Chief Financial Officer

UGI UTILITIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

12.1	Computation of ratio of earnings to fixed charges

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002