Form 10-Q
period 2011-12-31
UGI UTILITIES INC
filed 2012-02-03
CIK 100548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At January 31, 2012, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

UGI UTILITIES, INC. AND SUBSIDIARIES

PAGES

Part I Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of December 31, 2011, September 30, 2011 and December 31, 2010	1

Condensed Consolidated Statements of Income for the three months ended December 31, 2011 and 2010	2

Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2011 and 2010	3

Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and 2010	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	22

Part II Other Information

Item 1A. Risk Factors	23

Item 6. Exhibits	23

Signatures	24

Exhibit 12.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

- i -

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	December 31, 2011	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,228	$7,267	$11,646
Restricted cash	3,066	4,308	3,884
Accounts receivable (less allowances for doubtful accounts of $5,824, $6,368 and $8,492, respectively)	102,332	58,736	124,417
Accounts receivable — related parties	8,534	7,048	12,347
Accrued utility revenues	53,811	14,807	75,284
Inventories	97,451	104,263	108,027
Deferred income taxes	37,779	42,528	21,593
Regulatory assets	8,126	8,608	10,633
Derivative financial instruments	18	68	2,750
Prepaid expenses & other current assets	15,720	24,911	5,648
Total current assets	331,065	272,544	376,229
Property, plant and equipment, at cost (less accumulated depreciation and amortization of $793,418, $782,665 and $759,125, respectively)	1,427,332	1,418,356	1,386,808
Goodwill	182,145	182,145	180,145
Regulatory assets	293,365	291,847	248,455
Other assets	4,551	4,456	10,746
Total assets	$2,238,458	$2,169,348	$2,202,383

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$40,000	$40,000	$—
Bank loans	57,700	—	74,000
Accounts payable	44,450	53,556	68,328
Accounts payable — related parties	7,024	10,108	8,494
Deferred fuel refunds	5,019	6,578	15,175
Derivative financial instruments	14,697	11,928	5,890
Other current liabilities	163,711	140,849	148,909
Total current liabilities	332,601	263,019	320,796

Long-term debt	600,000	600,000	640,000
Deferred income taxes	355,446	361,468	286,347
Deferred investment tax credits	4,871	4,958	5,222
Pension and postretirement benefit obligations	135,119	142,248	117,127
Other noncurrent liabilities	83,505	78,810	74,785
Total liabilities	1,511,542	1,450,503	1,444,277

Commitments and contingencies (note 8)

Common stockholder’s equity:
Common Stock, $2.25 par value (authorized — 40,000,000 shares; issued and outstanding — 26,781,785 shares)	60,259	60,259	60,259
Additional paid-in capital	468,417	468,323	467,903
Retained earnings	221,565	212,096	234,758
Accumulated other comprehensive loss	(23,325)	(21,833)	(4,814)
Total common stockholder’s equity	726,916	718,845	758,106
Total liabilities and stockholder’s equity	$2,238,458	$2,169,348	$2,202,383
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended
	December 31,
	2011	2010
Revenues	$280,641	$350,516
Costs and expenses:
Cost of sales — gas, fuel and purchased power (excluding depreciation shown below)	156,906	213,484
Operating and administrative expenses	40,942	39,894
Operating and administrative expenses — related parties	2,125	2,925
Taxes other than income taxes	4,127	4,358
Depreciation	12,379	12,606
Amortization	684	632
Other income, net	(1,127)	(2,263)
	216,036	271,636
Operating income	64,605	78,880
Interest expense	10,607	10,633
Income before income taxes	53,998	68,247
Income taxes	21,330	27,173
Net income	$32,668	$41,074
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended December 31,
	2011	2010
Net income	$32,668	$41,074
Net (loss) gain in fair value of derivative instruments (net of tax $1,267 and $(3,007), respectively)	(1,801)	4,241
Reclassifications of net losses on derivative instruments (net of tax of $(121))	170	170
Benefit plans (net of tax of $(99) and $(1,539), respectively)	139	2,171
Comprehensive income	$31,176	$47,656
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Three Months Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,668	$41,074
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	13,063	13,238
Deferred income taxes, net	(587)	(2,260)
Provision for uncollectible accounts	2,223	3,161
Other, net	2,505	2,560
Net change in:
Accounts receivable and accrued utility revenues	(86,309)	(130,063)
Inventories	6,812	10,832
Deferred fuel and power costs	1,552	15,459
Accounts payable	(12,190)	29,886
Other current assets	9,186	3,546
Other current liabilities	15,666	4,341
Net cash used by operating activities	(15,411)	(8,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(22,858)	(17,587)
Net costs of property, plant and equipment disposals	(607)	(668)
Decrease in restricted cash	1,242	814
Net cash used by investing activities	(22,223)	(17,441)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(23,199)	(24,277)
Increase in bank loans	57,700	57,000
Other	94	272
Net cash provided by financing activities	34,595	32,995
Cash and cash equivalents (decrease) increase	$(3,039)	$7,328
CASH AND CASH EQUIVALENTS:
End of period	$4,228	$11,646
Beginning of period	7,267	4,318
(Decrease) increase	$(3,039)	$7,328
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

1.	Nature of Operations
UGI Utilities, Inc. (“UGI Utilities”), a wholly owned subsidiary of UGI Corporation (“UGI”), and UGI Utilities’ wholly owned subsidiaries UGI Penn Natural Gas, Inc. (“PNG”) and UGI Central Penn Gas, Inc. (“CPG”), own and operate natural gas distribution utilities in eastern, northeastern and central Pennsylvania and in a portion of one Maryland county. UGI Utilities also owns and operates an electric distribution utility in northeastern Pennsylvania (“Electric Utility”). UGI Utilities’ natural gas distribution utility is referred to as “UGI Gas;” PNG’s natural gas distribution utility is referred to as “PNG Gas;” and CPG’s natural gas distribution utility is referred to as “CPG Gas.” UGI Gas, PNG Gas and CPG Gas are collectively referred to as “Gas Utility.” Gas Utility is subject to regulation by the Pennsylvania Public Utility Commission (“PUC”) and, with respect to a small service territory in one Maryland county, the Maryland Public Service Commission, and Electric Utility is subject to regulation by the PUC. Gas Utility and Electric Utility are collectively referred to as “Utilities.” PNG also has a heating, ventilation and air-conditioning service business, UGI Penn HVAC Services, Inc., which operates principally in the PNG Gas service territory ("HVAC Business").
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2011 condensed consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2011 (“Company’s 2011 Annual Financial Statements and Notes”). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.
Comprehensive Income. Comprehensive income comprises net income and other comprehensive income (loss). Other comprehensive income (loss) principally reflects net gains (losses) on interest rate protection agreements qualifying as cash flow hedges and, for all periods presented, includes actuarial gains and losses on postretirement benefit plans, net of reclassifications to net income.
Restricted Cash. Restricted cash represents those cash balances in our commodity futures and option brokerage accounts which are restricted from withdrawal.
UGI Utilities enters into financial transactions to hedge its cost of gas sold to customers. These transactions were conducted pursuant to an approved risk management plan through an account held at MF Global Inc. ("MF Global"). On October 31, 2011, MF Global filed for Chapter 11 bankruptcy and, in conjunction with the automatic stay, the Chicago Mercantile Exchange froze all MF Global-related accounts. As a result of an emergency order entered by the bankruptcy court, the Company's customer segregated margin account and a portion of its cash was transferred to a new broker. The amount of cash currently frozen at MF Global is not material. At this time, the Company is unable to predict the ultimate impact of the bankruptcy.
Reclassifications. Removal costs of depreciable plant and equipment, net of salvage, have been reclassified from accumulated depreciation to regulatory assets on the December 31, 2010 Condensed Consolidated Balance Sheet to conform to the current-period presentation.

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

3.	Accounting Changes

Adoption of New Accounting Standard

Goodwill Impairment. In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on testing goodwill for impairment. The new guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test in GAAP. The more-likely-than-not threshold is deemed as having a likelihood of more than 50 percent. Previous guidance required an entity to test goodwill for impairment at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is less than the carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the new guidance, an entity is not required to calculate fair value of a reporting unit unless the entity determines that it is more-likely-than-not that its fair value is less than its carrying amount. The new guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirements to test goodwill annually for impairment. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We adopted the new guidance for Fiscal 2012.

New Accounting Standard Not Yet Adopted

Fair Value Measurements. In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new guidance applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, liability or an instrument classified in shareholders' equity. Among other things, the new guidance requires quantitative information about unobservable inputs, valuation processes and sensitivity analysis associated with fair value measurements categorized within Level 3 of the fair value hierarchy. The new guidance is effective for our interim period ending March 31, 2012 and is required to be applied prospectively. We do not expect it will have any impact on our results of operations or financial condition.

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
The accounting policies of our reportable segments are the same as those described in Note 2 of the Company’s 2011 Annual Financial Statements and Notes. We evaluate the performance of our Gas Utility and Electric Utility segments principally based upon their income before income taxes.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Financial information by business segment follows:
Three Months Ended December 31, 2011:

		Reportable Segments
	Total	Gas Utility	Electric Utility	Other
Revenues	$280,641	$255,030	$25,169	$442
Cost of sales	$156,906	$141,679	$15,227	$—
Depreciation and amortization	$13,063	$12,145	$918	$—
Operating income	$64,605	$61,231	$3,230	$144
Interest expense	$10,607	$10,098	$509	$—
Income before income taxes	$53,998	$51,133	$2,721	$144

Total assets (at period end)	$2,238,458	$2,088,710	$149,748	$—
Goodwill (at period end)	$182,145	$182,145	$—	$—
Capital expenditures	$22,858	$21,812	$1,046	$—

Three Months Ended December 31, 2010:

		Reportable Segments
	Total	Gas Utility	Electric Utility	Other
Revenues	$350,516	$321,114	$28,940	$462
Cost of sales	$213,484	$194,913	$18,571	$—
Depreciation and amortization	$13,238	$12,225	$1,013	$—
Operating income	$78,880	$75,067	$3,603	$210
Interest expense	$10,633	$10,108	$525	$—
Income before income taxes	$68,247	$64,959	$3,078	$210

Total assets (at period end)	$2,202,383	$2,061,337	$141,046	$—
Goodwill (at period end)	$180,145	$180,145	$—	$—
Capital expenditures	$17,587	$16,086	$1,501	$—

5.	Inventories
Inventories comprise the following:

	December 31, 2011	September 30, 2011	December 31, 2010
Gas Utility natural gas	$87,735	$95,590	$100,121
Materials, supplies and other	9,716	8,673	7,905
Total inventories	$97,451	$104,263	$108,026

At December 31, 2011, UGI Utilities is a party to three storage contract administrative agreements (“SCAAs”), two of which expire in October 2012 and one of which expires in October 2013 (see Note 9). Pursuant to these and predecessor SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

inventories during the terms of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished), are included in the caption “Gas Utility natural gas” in the table above.
The carrying value of gas storage inventories released under the SCAAs at December 31, 2011, September 30, 2011 and December 31, 2010 comprising 10.8 billion cubic feet (“bcf”), 11.5 bcf and 11.1 bcf of natural gas, was $50,912, $54,658 and $58,363, respectively. In conjunction with the SCAAs, at December 31, 2011, September 30, 2011 and December 31, 2010, UGI Utilities held a total of $22,500 of security deposits received from its SCAA counterparties. These amounts are included in other current liabilities on the Condensed Consolidated Balance Sheets.

6.	Regulatory Assets and Liabilities and Regulatory Matters
For a description of the Company’s regulatory assets and liabilities other than those described below, see Note 5 to the Company’s 2011 Annual Financial Statements and Notes. UGI Utilities does not recover a rate of return on its regulatory assets. The following regulatory assets and liabilities associated with Gas Utility and Electric Utility are included in our accompanying Condensed Consolidated Balance Sheets:

	December 31, 2011	September 30, 2011	December 31, 2010
Regulatory assets:
Income taxes recoverable	$98,741	$97,947	$83,601
Underfunded pension and postretirement plans	148,650	150,669	116,288
Environmental costs	19,372	19,547	22,515
Deferred fuel and power costs	14,798	12,163	18,113
Removal costs, net	11,946	12,313	12,234
Other	7,984	7,816	6,337
Total regulatory assets	$301,491	$300,455	$259,088
Regulatory liabilities:
Postretirement benefits	$11,764	$11,476	$10,835
Environmental overcollections	4,740	4,758	6,990
Deferred fuel and power refunds	5,019	6,578	15,175
State tax benefits — distribution system repairs	6,509	6,282	6,716
Other	377	736	—
Total regulatory liabilities	$28,409	$29,830	$39,716
Deferred fuel and power — costs and refunds. Gas Utility’s tariffs and Electric Utility’s default service ("DS") tariffs, contain clauses which permit recovery of all prudently incurred purchased gas and power costs through the application of purchased gas cost (“PGC”) rates in the case of Gas Utility and DS rates in the case of Electric Utility. The clauses provide for periodic adjustments to PGC and DS rates for differences between the total amount of purchased gas and electric generation supply costs collected from customers and recoverable costs incurred. Net undercollected costs are classified as a regulatory asset and net overcollections are classified as a regulatory liability.
Gas Utility uses derivative financial instruments to reduce volatility in the cost of natural gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative financial instruments are included in deferred fuel costs or refunds. Net unrealized (losses) gains on such contracts at December 31, 2011, September 30, 2011 and December 31, 2010 were $(2,589), $(3,081) and $2,214, respectively.
Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. During Fiscal 2010, Electric Utility determined that it could no longer assert that it would take physical delivery of substantially all of the electricity it had contracted for under its forward power purchase agreements and, as a result,

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

such contracts no longer qualified for the normal purchases and normal sales exception related to derivative financial instruments. As a result, Electric Utility’s electricity supply contracts are required to be recorded on the balance sheet at fair value with an associated adjustment to regulatory assets or liabilities in accordance with Electric Utility's DS recovery mechanism. At December 31, 2011, September 30, 2011 and December 31, 2010, the fair values of Electric Utility’s electricity supply contracts were losses of $13,529, $8,655 and $13,369, respectively, which amounts are reflected in current derivative financial instrument liabilities and other noncurrent liabilities on the Condensed Consolidated Balance Sheets with equal and offsetting amounts reflected in deferred fuel and power costs in the table above.
In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains financial transmission rights (“FTRs”). FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its DS costs, realized and unrealized gains or losses on FTRs are included in deferred fuel and power costs or deferred fuel and power refunds. Unrealized gains on FTRs at December 31, 2011, September 30, 2011 and December 31, 2010 were not material.

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
Net periodic pension expense and other postretirement benefit costs relating to our employees include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Service cost	$1,756	$1,925	$43	$54
Interest cost	5,594	5,355	166	182
Expected return on assets	(5,940)	(6,022)	(127)	(130)
Amortization of:
Prior service cost (benefit)	62	62	(106)	(174)
Actuarial loss	1,963	2,128	99	121
Net benefit cost	3,435	3,448	75	53
Change in associated regulatory liabilities	—	—	784	785
Net expense	$3,435	$3,448	$859	$838

Pension Plan assets are held in trust and consist principally of publicly traded, diversified equity and fixed income mutual funds and UGI Common Stock. It is our general policy to fund amounts for pension benefits equal to at least the minimum contribution required by ERISA. Based upon current assumptions, the Company estimates that it will be required to contribute approximately $32,000 to the Pension Plan during the next twelve months. During the three months ended December 31, 2011 and 2010, the Company made contributions to the Pension Plan of $4,106 and $1,789, respectively. UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to pay UGI Gas and Electric Utility’s postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under GAAP. The difference between such amounts calculated under GAAP and the amounts included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the three months ended December 31, 2011 and 2010, nor are they expected to be material for all of Fiscal 2012.
We also participate in an unfunded and non-qualified defined benefit supplemental executive retirement plan. Net benefit costs associated with this plan for all periods presented were not material.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

8.	Commitments and Contingencies
CPG is party to a Consent Order and Agreement (“CPG-COA”) with the Pennsylvania Department of Environmental Protection (“DEP”) requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which manufactured gas plant (“MGP”) related facilities were operated (“CPG MGP Properties”) and to plug a minimum number of non-producing natural gas wells per year. In addition, PNG is a party to a Multi-Site Remediation Consent Order and Agreement (“PNG-COA”) with the DEP. The PNG-COA requires PNG to perform annually a specified level of activities associated with environmental investigation and remediation work at certain properties on which MGP-related facilities were operated (“PNG MGP Properties”). Under these agreements, environmental expenditures relating to the CPG MGP Properties and the PNG MGP Properties are capped at $1,800 and $1,100, respectively, in any calendar year. The CPG-COA terminates at the end of 2013. The PNG-COA terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date in March 2004. At December 31, 2011 and 2010, our accrued liabilities for environmental investigation and remediation costs related to the CPG-COA and the PNG-COA totaled $17,751 and $21,323, respectively. We have recorded associated regulatory assets in equal amounts.
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
The Company does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because (1) UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs and (2) CPG Gas and PNG Gas are currently getting regulatory recovery of estimated environmental investigation and remediation costs associated with Pennsylvania sites. At December 31, 2011, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Gas was material for UGI Utilities.
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
South Carolina Electric & Gas Company v. UGI Utilities, Inc. On September 22, 2006, South Carolina Electric & Gas Company (“SCE&G”), a subsidiary of SCANA Corporation, filed a lawsuit against UGI Utilities in the District Court of South Carolina seeking contribution from UGI Utilities for past and future remediation costs related to the operations of a former MGP located in Charleston, South Carolina. SCE&G asserts that the plant operated from 1855 to 1954 and alleges that through control of a subsidiary that owned the plant UGI Utilities controlled operations of the plant from 1910 to 1926 and is liable for approximately 25% of the costs associated with the site. SCE&G asserts that it has spent approximately $22,000 in remediation costs and paid $26,000 in third-party claims relating to the site and estimates that future response costs, including a claim by the United States Justice Department for natural resource damages, could be as high as $14,000. Trial took place in March 2009 and the trial court’s decision is pending.
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
Sag Harbor, New York Matter. By letter dated June 24, 2004, KeySpan Energy (“KeySpan”) informed UGI Utilities that KeySpan has spent $2,300 and expects to spend another $11,000 to clean up an MGP site it owns in Sag Harbor, New York. KeySpan believes that UGI Utilities is responsible for approximately 50% of these costs as a result of UGI Utilities’ alleged direct ownership and operation of the plant from 1885 to 1902. By letter dated June 6, 2006, KeySpan reported that the New York Department of Environmental Conservation has approved a remedy for the site that is estimated to cost approximately $10,000. KeySpan has indicated that the cost could be as high as $20,000. There have been no recent developments in this case.
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
Omaha, Nebraska. By letter dated October 20, 2011, the City of Omaha (“City”) and the Metropolitan Utilities District (“MUD”) notified UGI Utilities that they had been requested by the United States Environmental Protection Agency (“EPA”) to remediate a former manufactured gas plant site located in Omaha, Nebraska. According to a report prepared on behalf of the EPA identifying potentially responsible parties, a former subsidiary of a UGI Utilities' predecessor is identified as an owner and operator of the site. The City and MUD has requested that UGI Utilities participate in the cost of remediation for this site. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated. In addition, UGI Utilities believes that it has strong defenses to any claims that may arise relating to the remediation of this site. By letter dated November 10, 2011, the EPA notified UGI Utilities of its investigation of the site in Omaha, Nebraska and issued an information request to UGI Utilities. On January 17, 2012, UGI Utilities responded to the EPA's information request and is cooperating with its investigation.
Other Matters
Allentown, Pennsylvania Natural Gas Explosion. On February 9, 2011, a natural gas explosion occurred in Allentown, Pennsylvania which resulted in five deaths, several personal injuries and significant property damage. The PUC is investigating the Allentown accident and UGI Utilities is cooperating with that investigation. Based on a visual inspection, UGI Utilities identified a fracture in a segment of its cast iron natural gas pipeline in the area of the accident. The affected segment of pipeline is undergoing forensic testing by an expert, independent laboratory.
UGI Utilities has received more than one hundred property claims and a handful of personal injury and wrongful death claims as a result of the explosion. Many of the claims, including two wrongful death claims and approximately eighty

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

percent of the property claims received to date, have been settled. UGI Utilities maintains liability insurance for personal injury, wrongful death, property and casualty damages and believes that third-party claims associated with the explosion, in excess of a $500 deductible, will be recovered through UGI Utilities’ insurance. We continue to believe that claims and expenses associated with the explosion will not have a material impact on UGI Utilities’ consolidated financial position, results of operations or cash flows.
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
From time to time, UGI Utilities is a party to SCAAs with UGI Energy Services, Inc. ("Energy Services"), a second-tier wholly owned subsidiary of UGI. At December 31, 2011, UGI Utilities was a party to two three-year SCAAs with Energy Services expiring October 31, 2012 and October 31, 2013 and, during the periods covered by the financial statements, was a party to other SCAAs with Energy Services. Under the SCAAs, UGI Utilities has, among other things, and subject to recall for operational purposes, released certain storage and transportation contracts to Energy Services for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon the commencement of the SCAAs, receives a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the SCAAs. UGI Utilities incurred costs associated with Energy Services’ SCAAs totaling $4,921 and $2,293 during the three months ended December 31, 2011 and 2010, respectively. In conjunction with the SCAAs, UGI Utilities received security deposits from Energy Services. The amounts of such security deposits, which are included in other current liabilities on the Condensed Consolidated Balance Sheets, were $15,000 as of December 31, 2011, September 30, 2011 and December 31, 2010.
UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) on its balance sheet under the caption “Inventories.” The carrying value of these gas storage inventories at December 31, 2011, comprising approximately 7.6 bcf of natural gas, was $35,230. The carrying value of these gas storage inventories at September 30, 2011, comprising approximately 7.5 bcf of natural gas, was $35,686. The carrying value of these gas storage inventories at December 31, 2010, comprising approximately 7.5 bcf of natural gas, was $39,447.
UGI Utilities has gas supply and delivery service agreements with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility during the heating season months of November

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

through March. The aggregate amount of these transactions (exclusive of transactions pursuant to the SCAAs) during the three months ended December 31, 2011 and 2010 totaled $22,365 and $18,755, respectively.
From time to time, the Company sells natural gas or pipeline capacity to Energy Services. During the three months ended December 31, 2011 and 2010, revenues associated with such sales to Energy Services totaled $17,081 and $22,034, respectively. Also from time to time, the Company purchases natural gas or pipeline capacity from Energy Services (in addition to those transactions already described above) and beginning April 1, 2011, purchases a firm storage service from UGI Storage Company, a subsidiary of Energy Services, under a one-year agreement. During the three months ended December 31, 2011 and 2010, such purchases totaled $10,051 and $13,497, respectively. These transactions did not have a material effect on the Company’s financial position, results of operations or cash flows.

10.	Fair Value Measurements
Derivative Financial Instruments
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of December 31, 2011, September 30, 2011 and December 31, 2010:

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
December 31, 2011:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$18	$—	$18
Liabilities:
Derivative financial instruments:
Commodity contracts	$(4,053)	$(12,067)	$—	$(16,120)
Interest rate contracts	$—	$(21,662)	$—	$(21,662)
September 30, 2011:
Assets:
Derivative financial instruments:
Commodity contracts	$27	$41	$—	$68
Liabilities:
Derivative financial instruments:
Commodity contracts	$(4,102)	$(7,634)	$—	$(11,736)
Interest rate contracts	—	(18,585)	—	$(18,585)
December 31, 2010:
Assets:
Derivative financial instruments:
Commodity contracts	$2,398	$352	$—	$2,750
Interest rate contracts	—	7,249	—	$7,249
Liabilities:
Derivative financial instruments:
Commodity contracts	$(1,438)	$(11,932)	$—	$(13,370)

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
Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (excluding current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amount and estimated fair value of our long-term debt at December 31, 2011 were $640,000 and $747,461 respectively. The carrying amount and estimated fair value of our long-term debt at December 31, 2010 were $640,000 and $720,011, respectively. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar types of debt.

11.	Disclosures About Derivative Instruments and Hedging Activities
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
Commodity Price Risk
Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. As permitted and agreed to by the PUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses New York Mercantile Exchange (“NYMEX”) natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At December 31, 2011 and 2010, the volumes of natural gas associated with Gas Utility's unsettled NYMEX natural gas futures and option contracts totaled 9.1 million dekatherms and 25.2 million dekatherms, respectively. At December 31, 2011, the maximum period over which Gas Utility is hedging natural gas market price risk is 9 months. Gains and losses on natural gas futures contracts and any gains on natural gas option contracts are recorded in regulatory assets or liabilities on the Condensed Consolidated Balance Sheets in accordance with FASB's guidance in Accounting Standards Codification ("ASC") 980 related to rate-regulated entities and reflected in cost of sales through the PGC mechanism (see Note 6).
Electric Utility’s DS tariffs permit the recovery of all prudently incurred costs of electricity it sells to DS customers, including the cost of financial instruments used to hedge electricity costs. Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. During Fiscal 2010, Electric Utility determined that it could no longer assert that it would take physical delivery of substantially all of the electricity it had contracted for under its forward power purchase agreements and, as a result, such contracts no longer qualified for the normal purchases and normal sales exception. Because these contracts no longer qualify for the normal purchases and normal sales exception, the fair value of these contracts are required to be recognized on the balance sheet and measured at fair value. At December 31, 2011 and 2010, the fair values of Electric Utility’s forward purchase power agreements comprising losses of $13,529 and $13,370, respectively, are reflected in current derivative financial instrument liabilities and other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheets. In accordance with ASC 980 related to rate-regulated entities, Electric Utility has recorded equal and offsetting amounts in regulatory assets. At December 31, 2011 and 2010, the volumes of Electric Utility's forward electricity purchase contracts was 816.0 million kilowatt hours and 984.3 million kilowatt hours, respectively. At December 31, 2011, the maximum period over which these contracts extend is 29 months.
In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains FTRs through an annual PJM Interconnection (“PJM”) allocation process and by purchases of FTRs at monthly PJM auctions. FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electric transmission grid. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of 14 eastern and midwestern states. Because Electric Utility is entitled to fully recover its DS costs, gains and losses on Electric Utility FTRs are recorded in regulatory assets or liabilities in accordance with ASC 980 and reflected in cost of sales through the DS recovery mechanism (see Note 6). At December 31, 2011 and 2010, the volumes associated with Electric Utility FTRs totaled 130.0 million  kilowatt hours and 342.0 million kilowatt hours, respectively. At December 31, 2011, the maximum period over which we are hedging electricity congestion with FTRs is 5 months.
In order to reduce operating expense volatility, UGI Utilities from time to time enters into NYMEX gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in the operation of its vehicles and equipment. The volumes of gasoline under these contracts and the fair values of these contracts were not material for all periods presented.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Interest Rate Risk
Our long-term debt typically is issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near - to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). We account for IRPAs as cash flow hedges. Changes in the fair values of IRPAs are recorded in accumulated other comprehensive income (“AOCI”), to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. As of December 31, 2011 and 2010, the total notional amounts of our unsettled IRPA contracts was $173,000 and $106,500, respectively. Our current unsettled IRPA contracts hedge forecasted interest payments associated with the issuance of long-term debt forecasted to occur in September 2012 and September 2013.
Derivative Financial Instrument Credit Risk
Our natural gas exchange-traded futures and options contracts generally require cash deposits in margin accounts. At December 31, 2011 and 2010, restricted cash in brokerage accounts totaled $3,066 and $3,884, respectively.
The following table provides information regarding the balance sheet location and fair values of our derivative assets and liabilities existing as of December 31, 2011 and 2010:
As of December 31,:

	Derivative Assets			Derivative (Liabilities)
	Balance Sheet	Fair Value		Balance Sheet	Fair Value
	Location	2011	2010	Location	2011	2010
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Other assets	$—	$7,249	Derivative financial instruments and Other noncurrent liabilities	$(21,662)	$—
Derivatives Accounted for Under ASC 980:
Commodity contracts	Derivative financial instruments	18	2,566	Derivative financial instruments and Other noncurrent liabilities	(16,118)	(13,370)
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Derivative financial instruments	—	184	Derivative financial instruments	(2)	—
Total Derivatives		$18	$9,999		$(37,782)	$(13,370)

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

The following table provides information on the effects of derivative instruments on the Consolidated Statement of Income and changes in AOCI for three months ended December 31, 2011 and 2010:

	Gain or (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain or (Loss) Reclassified from AOCI into Income
	2011	2010	2011	2010
Cash Flow Hedges:
Interest rate contracts	$(3,077)	$7,249	$(291)	$(291)	Interest expense

Derivatives Not Designated
as Hedging Instruments:	Gain (Loss) Recognized in Income
	2011	2010
Commodity contracts	$(51)	$161			Operating expenses

At December 31, 2011, the amount of net losses associated with IRPAs expected to be reclassified into earnings during the next twelve months based upon current fair values is $1,275. In addition, during the three months ended December 31, 2011 and 2010, the impact of changes in fair value of gasoline futures and swap contracts on our net income was not material.
We are also a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders and contracts which provide for the purchase and delivery of natural gas to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, these contracts qualify for normal purchase and normal sale exception accounting because they provide for the delivery of products in quantities that are expected to be used in the normal course of operating our business and the price in the contract is based on an underlying that is directly associated with the price of the product or service being purchased or sold.

UGI UTILITIES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Information contained in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements use forward-looking words such as “believe,” “plan,” “anticipate,” “continue,” “estimate,” “expect,” “may,” “will,” or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.
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
These factors, and those factors set forth in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition or future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

UGI UTILITIES, INC. AND SUBSIDIARIES

ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare our results of operations for the three months ended December 31, 2011 (“2011 three-month period”) with the three months ended December 31, 2010 (“2010 three-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 3 to the condensed consolidated financial statements.
2011 three-month period compared with 2010 three-month period

			Increase
Three Months Ended December 31,	2011	2010	(Decrease)
(Millions of dollars)
Gas Utility:
Revenues	$255.0	$321.1	$(66.1)	(20.6)%
Total margin (a)	$113.3	$126.2	$(12.9)	(10.2)%
Operating income	$61.2	$75.1	$(13.9)	(18.5)%
Income before income taxes	$51.1	$65.0	$(13.9)	(21.4)%
System throughput — bcf	49.0	48.9	0.1	0.2%
Heating degree days — % (warmer) colder than normal (b)	(12.2)%	7.9%	—	—
Electric Utility:
Revenues	$25.2	$28.9	$(3.7)	(12.8)%
Total margin (a)	$8.5	$8.8	$(0.3)	(3.4)%
Operating income	$3.2	$3.6	$(0.4)	(11.1)%
Income before income taxes	$2.7	$3.1	$(0.4)	(12.9)%
Distribution sales — gwh	244.0	250.5	(6.5)	(2.6)%

bcf — billions of cubic feet. gwh — millions of kilowatt-hours.

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.4 million and $1.6 million during the three-month periods ended December 31, 2011 and 2010, respectively. For financial statement purposes, revenue-related taxes are included in “Taxes other than income taxes” in the Condensed Consolidated Statements of Income.

(b)
Deviation from average heating degree days for the 15-year period 1995-2009 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Gas Utility. Temperatures in the Gas Utility service territory in the 2011 three-month period based upon heating degree days were 12.2% warmer than normal and 18.6% warmer than the prior-year period. Total distribution system throughput was about equal to last year notwithstanding the warmer weather principally reflecting greater throughput to certain non-weather-sensitive low-margin interruptible delivery service customers. Excluding total volumes to interruptible delivery service customers, Gas Utility system throughput declined 5.3 bcf in the 2011 three-month period principally reflecting the effects of the significantly warmer weather on throughput to core market customers. Gas Utility's core market customers comprise firm- residential, commercial and industrial (“retail core-market”) customers who purchase their gas from Gas Utility and, to a much lesser extent, residential and small commercial customers who purchase their gas from alternate suppliers.
Gas Utility revenues decreased $66.1 million during the 2011 three-month period principally reflecting a decline in revenues from retail core market customers ($52.3 million) and a decline in revenues from off-system sales ($9.9 million). The decrease in retail core market revenues principally reflects the effects of the lower retail core market volumes ($31.5 million) and lower average purchased gas cost (“PGC”) rates resulting from lower natural gas prices. Under Gas Utility's PGC recovery mechanisms, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility's cost of gas was $141.7 million in the 2011 three-month period compared with $194.9 million in the prior-year period reflecting the previously mentioned lower retail core-market sales and the lower average PGC rates.

UGI UTILITIES, INC. AND SUBSIDIARIES

Gas Utility total margin decreased $12.9 million in the 2011 three-month period. The decrease principally reflects a $9.7 million decrease in core market margin and lower firm delivery service total margin ($2.3 million). Gas Utility total margin in the current year period includes incremental margin from the August 2011 base rate increase at CPG Gas.

The decreases in Gas Utility operating income and income before income taxes during the 2011 three-month period principally reflects the previously mentioned decrease in total margin ($12.9 million).
Electric Utility. Electric Utility's kilowatt-hour sales in the 2011 three-month period were 2.6% lower than in the prior-year three-month period on heating degree day weather that was 18.4% warmer. The significantly warmer weather reduced sales to those Electric Utility customers who use electricity for heating purposes. Electric Utility revenues were less than the prior year principally as a result of lower average Default Service (“DS”) rates and to a lesser extent the lower sales volumes. Under Electric Utility's DS rates, Electric Utility records the cost of electricity sold to customers at amounts included in DS rates. The difference between actual costs and the amounts included in DS rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this recovery mechanism, increases or decreases in the cost of electricity have no direct effect on margin. Electric Utility cost of sales declined to $15.2 million in the 2011 three-month period compared to $18.6 million in the 2010 three-month period principally reflecting the effects of the lower average DS rates in the current-year period and the effects of the lower sales.
Electric Utility total margin was $0.3 million lower in the 2011 three-month period principally the result of the lower sales. Electric Utility 2011 three-month period operating income and income before income taxes each declined $0.4 million principally reflecting the lower total margin.
Interest Expense and Income Taxes. Our consolidated interest expense and annual effective income tax rate in the 2011 three-month period were about equal to such amounts for the prior-year period.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Company’s total debt outstanding at December 31, 2011 was $697.7 million compared to total debt outstanding at September 30, 2011 of $640 million. UGI Utilities' total debt outstanding at December 31, 2011 comprises $383 million of Senior Notes, $257 million of Medium-Term Notes and $57.7 million of bank loan borrowings.

UGI Utilities may borrow up to a total of $300 million under its Revolving Credit Agreement. The Revolving Credit Agreement expires in May 2012 but may be extended to October 2015 if UGI Utilities receives approval by the PUC. UGI Utilities expects to receive such approval prior to the May 2012 termination date. At December 31, 2011, there was $57.7 million outstanding under its Revolving Credit Agreement which are classified as bank loans. During the 2011 and 2010 three-month periods, average daily bank loan borrowings were $29.7 million and $49.3 million, respectively, and peak bank loan borrowings totaled $70.5 million and $90 million, respectively. Peak bank loan borrowings typically occur during the heating season months of December and January.

Based upon cash expected to be generated from Gas Utility and Electric Utility operations and borrowings available under the Revolving Credit Agreement, UGI Utilities' management believes that it will be able to meet its anticipated contractual and projected cash commitments during Fiscal 2012.
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
Cash used by operating activities was $15.4 million in the 2011 three-month period compared to cash used by operating activities of $8.2 million in the prior-year three-month period. Cash flow from operating activities before changes in operating working capital was $49.9 million in the 2011 three-month period compared to $57.8 million recorded in the prior-year three-month period principally reflecting the lower 2011 three-month period operating results. Changes in operating working capital used $65.3 million of operating cash flow during the 2011 three-month period compared to $66.0 million used during the prior-year three-month period. Cash used to fund changes in operating working capital in the 2011 three-month period reflects, among other things, lower

UGI UTILITIES, INC. AND SUBSIDIARIES

cash from deferred fuel recoveries and greater cash used to fund changes in accounts payable partially offset by lower cash required to fund changes in accounts receivable during the 2011 three-month period principally resulting from the lower sales and lower natural gas costs.
Investing activities. Cash used by investing activities was $22.2 million in the 2011 three-month period compared to $17.4 million in the 2010 three-month period. Total capital expenditures were $22.9 million in the 2011 three-month period compared with $17.6 million recorded in the prior-year period. The 2011 three-month period principally reflects higher UGI Gas capital expenditures.
Financing activities. Cash provided by financing activities was $34.6 million in the 2011 three-month period compared with cash provided by financing activities of $33.0 million in the 2010 three-month period. Financing activity cash flows are primarily the result of net borrowings and repayments under our Revolving Credit Agreement, cash dividends paid to UGI and capital contributions from UGI. We paid cash dividends to UGI totaling $23.2 million and $24.3 million during the 2011 and 2010 three-month periods, respectively. During the 2011 three-month period, net bank loan borrowings totaled $57.7 million compared with net bank loan borrowings of $57.0 million in the prior-year three-month period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposures are (1) commodity price risk and (2) interest rate risk. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.
Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to its customers, including the cost of financial instruments used to hedge purchased gas costs. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with Gas Utility operations. Gas Utility uses derivative financial instruments including natural gas futures and option contracts traded on the New York Mercantile Exchange (“NYMEX”) to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism. The change in market value of natural gas futures contracts can require daily deposits of cash in futures accounts. At December 31, 2011 and 2010, Gas Utility had $3.1 million and $3.9 million, respectively, of restricted cash associated with natural gas futures and option accounts with brokers. At December 31, 2011 and 2010, the fair values of our natural gas futures and option contracts were (losses) gains of $(2.6) million and $2.2 million, respectively.
Electric Utility’s DS tariffs contain clauses that permit recovery of all prudently incurred power costs, including the cost of financial instruments used to hedge electricity costs, through the application of DS rates. Because of this ratemaking mechanism, there is limited power cost risk, including the cost of financial transmission rights (“FTRs”) and forward electricity purchase contracts, associated with our Electric Utility operations. FTRs are financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electricity transmission grid. Electric Utility obtains FTRs through an annual PJM Interconnection (“PJM”) auction process and, to a lesser extent, through purchases at monthly PJM auctions. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of 14 eastern and midwestern states. At December 31, 2011 and 2010, the fair values of FTRs were not material.
In order to reduce interest rate risk associated with near- or medium-term issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). The fair values of unsettled IRPAs held at December 31, 2011 and 2010 were a (loss) gain of $(21.7) million and $7.2 million, respectively. A hypothetical 10% adverse change in the three-month LIBOR would result in a decrease in fair value of $4.1 million at December 31, 2011.
In addition, Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures and swap contracts are recorded at fair value with changes in fair value reflected in other income. The amount of unrealized gains on these contracts and associated volumes under contract at December 31, 2011 and 2010 were not material.
Our unsettled derivative instruments at December 31, 2011 comprise (1) Gas Utility’s exchange-traded natural gas futures and options contracts, which are included in Gas Utility’s PGC recovery mechanism; (2) Electric Utility’s FTRs and electricity forward purchase contracts, which are included in Electric Utility’s DS recovery mechanism; (3) IRPAs; and (4) exchange-traded gasoline futures and swap contracts.

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

UGI UTILITIES, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 1A. Risk Factors

In addition to the other information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 6. EXHIBITS

The exhibits filed as part of this report are as follows:

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit
12.1	Computation of ratio of earnings to fixed charges
31.1	Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2011, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

UGI Utilities, Inc. (Registrant)
Date:	February 3, 2012	By:	/s/ Donald E. Brown
Donald E. Brown Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

Date:	February 3, 2012	By:	/s/ Matthew J. Nolan
Matthew J. Nolan Controller (Principal Accounting Officer)

UGI UTILITIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

12.1	Computation of ratio of earnings to fixed charges
31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2011, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2011, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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