Form 10-K
period 2012-09-30
UGI UTILITIES INC
filed 2012-11-20
CIK 100548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

At November 13, 2012, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

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

The Gas Utility segment (“Gas Utility”) consists of the regulated natural gas distribution businesses of UGI Utilities, UGI Penn Natural Gas, Inc. (“PNG”), and UGI Central Penn Gas, Inc. (“CPG”). Gas Utility serves nearly 600,000 customers in eastern and central Pennsylvania and several hundred customers in portions of one Maryland county. UGI Utilities' natural gas distribution utility is referred to as “UGI Gas”. The Electric Utility segment (“Electric Utility”) consists of the regulated electric distribution business of UGI Utilities, serving over 60,000 customers in northeastern Pennsylvania. Gas Utility is regulated by the Pennsylvania Public Utility Commission (“PUC”) and, with respect to its several hundred customers in Maryland, the Maryland Public Service Commission. Electric Utility is regulated by the PUC.

UGI Utilities was incorporated in Pennsylvania in 1925. Our executive offices are located at P.O. Box 12677, 2525 N. 12th Street, Suite 360, Reading, Pennsylvania 19612, and our telephone number is (610) 796-3400. In this report, the terms “Company” and “UGI Utilities,” as well as the terms, “our,” “we,” and “its,” are sometimes used to refer to UGI Utilities, Inc. or, collectively UGI Utilities, Inc. and its consolidated subsidiaries. The terms “Fiscal 2012” and “Fiscal 2011” refer to the fiscal years ended September 30, 2012 and September 30, 2011, respectively.

GAS UTILITY
Service Area; Revenue Analysis

Gas Utility is authorized to distribute natural gas to nearly 600,000 customers in portions of 46 eastern and central Pennsylvania counties through its distribution system of approximately 12,000 miles of gas mains. Contemporary materials, such as plastic or coated steel, comprise approximately 85% of Gas Utility's 12,000 miles of gas mains, with cast iron pipe comprising approximately 4% and bare steel pipe comprising approximately 11% of Gas Utility's gas mains. Gas Utility expects to replace the cast iron portion of its gas mains within 14 years and the bare steel portion within 30 years. The service area includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon, Reading, Scranton, Wilkes-Barre, Lock Haven, Pittston, Pottsville, and Williamsport, Pennsylvania, and the boroughs of Honesdale and Milford, Pennsylvania. Located in Gas Utility's service area are major production centers for basic industries such as specialty metals, aluminum, glass, and paper product manufacturing. Gas Utility also distributes natural gas to several hundred customers in portions of one Maryland county.

System throughput (the total volume of gas sold to or transported for customers within Gas Utility's distribution system) for Fiscal 2012 was approximately 177.6 billion cubic feet (“bcf”). System sales of gas accounted for approximately 27% of system throughput, while gas transported for residential, commercial and industrial customers who bought their gas from others accounted for approximately 73% of system throughput.

Sources of Supply and Pipeline Capacity

Gas Utility is permitted to recover prudently incurred costs of natural gas it sells to its customers. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures” and Note 4 to Consolidated Financial Statements. Gas Utility meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with marketers and producers, along with storage and transportation service contracts. These arrangements enable Gas Utility to purchase gas from Gulf Coast, Mid-Continent, Appalachian and Canadian sources. For the transportation and storage function, Gas Utility has long-term agreements with a number of pipeline companies, including Texas Eastern Transmission Corporation, Columbia Gas Transmission, LLC, Transcontinental Gas Pipeline Company, LLC, Dominion Transmission, Inc., ANR Pipeline Company, and Tennessee Gas Pipeline Company, L.L.C.

Gas Supply Contracts

During Fiscal 2012, Gas Utility purchased approximately 79.6 bcf of natural gas for sale to core-market customers (principally comprised of firm- residential, commercial and industrial customers that purchase their gas from Gas Utility (“retail core-market”)) and off-system sales customers. Approximately 74% of the volumes purchased were supplied under agreements with 10 suppliers. The remaining 22% of gas purchased by Gas Utility was supplied by approximately 20 producers and marketers. Gas supply contracts for Gas Utility are generally no longer than 1 year. Gas Utility also has long-term contracts with suppliers for natural gas peaking supply during the months of November through March.

Seasonality

Because many of its customers use gas for heating purposes, Gas Utility's sales are seasonal. During Fiscal 2012, approximately 60% to 65% of Gas Utility's sales volume was supplied, and approximately 80% to 85% of Gas Utility's operating income was earned, during the peak heating season from October through March.

Competition

Natural gas is a fuel that competes with electricity and oil, and to a lesser extent, with propane and coal. Competition among these fuels is primarily a function of their comparative price and the relative cost and efficiency of the equipment. Natural gas generally benefits from a competitive price advantage over oil, electricity, and propane. Fuel oil dealers compete for customers in all categories, including industrial customers. Gas Utility responds to this competition with marketing and sales efforts designed to retain, expand, and grow its customer base.

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

A number of Gas Utility's commercial and industrial customers have the ability to switch to an alternate fuel at any time and, therefore, are served on an interruptible basis under rates that are competitively priced with respect to the alternate fuel. Margin from these customers, therefore, is affected by the difference or “spread” between the customers' delivered cost of gas and the customers' delivered cost of the alternate fuel, as well as the frequency and duration of interruptions. See “Gas Utility and Electric Utility Regulation and Rates - Gas Utility Rates.”

Approximately 34% of Gas Utility's commercial and industrial customers' annual throughput volume, including certain customers served under interruptible rates, have locations that afford them the opportunity of seeking transportation service directly from interstate pipelines, thereby bypassing Gas Utility. Gas Utility has approximately 30 of such customers with transportation contracts extending beyond Fiscal 2012, 10 of whom are among Gas Utility's largest customers in terms of annual volumes, and the majority of such customers are served under transportation contracts having 3 to 20 year terms. No single customer represents, or is anticipated to represent, more than 5% of Gas Utility's total revenues.

Outlook for Gas Service and Supply

Gas Utility anticipates having adequate pipeline capacity, peaking services, and other sources of supply available to it to meet the full requirements of all firm customers on its system through fiscal year 2013. Supply mix is diversified, market priced, and delivered pursuant to a number of long-term and short-term firm transportation and storage arrangements, including transportation contracts held by some of Gas Utility's larger customers.

During Fiscal 2012, Gas Utility supplied transportation service to 2 major co-generation installations and 6 electric generation facilities. Gas Utility continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In Fiscal 2012, Gas Utility connected approximately 2,000 new commercial and industrial customers. In the residential market sector, Gas Utility connected over 12,000 residential heating customers during Fiscal 2012. Nearly 9,000 of these customers, an increase of approximately 63% from Fiscal 2011, converted to natural gas from other energy sources, mainly oil and electricity, largely due to high oil prices and the elimination of electricity rate caps during Fiscal 2011. New home construction customers and existing non-heating gas customers who added gas heating systems to replace other energy sources primarily accounted for the other residential heating connections in Fiscal 2012.

UGI Utilities continues to monitor and participate, where appropriate, in rulemaking and individual rate and tariff proceedings before the Federal Energy Regulatory Commission (“FERC”) affecting the rates and the terms and conditions under which Gas Utility transports and stores natural gas. Among these proceedings are those arising out of certain FERC orders and/or pipeline filings that relate to (i) the pricing of pipeline services in a competitive energy marketplace; (ii) the flexibility of the terms and conditions of pipeline service tariffs and contracts; and (iii) pipelines' requests to increase their base rates, or change the terms and conditions of their storage and transportation services.

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

ELECTRIC UTILITY

Service Area; Sales Analysis

Electric Utility supplies electric service to over 60,000 customers in portions of Luzerne and Wyoming counties in northeastern Pennsylvania through a system consisting of approximately 2,100 miles of transmission and distribution lines and 13 transmission substations. For Fiscal 2012, approximately 55% of sales volume came from residential customers, 33% from commercial customers, and 12% from industrial and other customers.

Sources of Supply

In accordance with Electric Utility's default service settlement with the PUC effective January 1, 2010, Electric Utility is permitted to recover prudently incurred electricity costs, including costs to obtain supply to meet its customers' energy requirements, pursuant to a supply plan filed with the PUC. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures” and Note 4 to Consolidated Financial Statements. Electric Utility distributes electricity that it purchases from wholesale markets and electricity that customers purchase from other suppliers. During Fiscal 2012, 4 electric generation suppliers provided energy for customers representing approximately 20% of Electric Utility's sales volume. See “Gas Utility and Electric Utility Regulation and Rates - Electric Utility Rates.”

Competition

As a result of the Electricity Generation Customer Choice and Competition Act (“ECC Act”), all Pennsylvania retail electric customers have the ability to choose their electric generation supplier. Under the ECC Act and Act 129 of 2008, which revised the default service requirements contained in Chapter 28 of the Public Utility Code, Electric Utility remains the “default service” provider for its customers who do not choose an alternate electric generation supplier. In Fiscal 2012, Electric Utility served nearly all of the electric customers within its service territory and is the only regulated electric utility having the right, granted by the PUC or by law, to distribute electricity in its service territory. As an energy source, electricity competes with natural gas, oil, propane and other heating fuels for residential heating purposes.

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

GAS UTILITY AND ELECTRIC UTILITY REGULATION AND RATES

Pennsylvania Public Utility Commission Jurisdiction

UGI Utilities' gas and electric utility operations are subject to regulation by the PUC as to rates, terms and conditions of service, accounting matters, issuance of securities, contracts and other arrangements with affiliated entities, and various other matters. There are primarily two types of rates that UGI Utilities may charge customers for gas and electric service: (1) rates designed to recover purchased gas costs (“PGCs”) and electric default service costs; and (2) rates designed to recover costs other than PGCs and electric default service costs. Rates designed to recover PGCs and electric default service costs are reviewed in PGC and electric default service rate proceedings. Rates designed to recover costs other than PGCs and electric default service costs are primarily established in general base rate proceedings.

Gas Utility Rates

UGI Gas has two PGC rates: (1) applicable to small, firm, retail core-market customers consisting of the residential and small commercial and industrial classes; and (2) applicable to firm, contractual, high-load factor customers served on three separate rates. The most recent general base rate increase for UGI Gas became effective in 1995. In accordance with a statutory mechanism, a rate increase for UGI Gas' retail core-market customers became effective October 1, 2000 along with a PGC variable credit equal to a portion of the margin received from customers served under interruptible rates to the extent such interruptible customers use third-party pipeline capacity contracted for by UGI Gas for retail core-market customers.

PNG and CPG each have one PGC rate applicable to all customers. On August 11, 2011, the PUC approved CPG's base rate case settlement agreement, which resulted in an $8.9 million base rate operating revenue increase for CPG. The increase became effective on August 30, 2011. On June 21, 2012, the PUC reversed its earlier decision related to the $0.9 million increase in revenues associated with the Energy Efficiency and Conservation Plan filed by CPG as part of the August 11, 2011 base rate case settlement. As a result, $0.9 million of base rate operating revenue that was collected as part of this plan has been refunded to customers. On August 27, 2009, the PUC approved PNG's base rate case settlement agreement, which resulted in a $19.75 million base rate operating revenue increase for PNG, effective August 28, 2009.

The gas service tariffs for UGI Gas, PNG and CPG contain PGC rates applicable to firm retail rate schedules. These PGC rates permit recovery of substantially all of the prudently incurred costs of natural gas that UGI Gas, PNG, and CPG sell to their customers. PGC rates are reviewed and approved annually by the PUC. UGI Gas, PNG, and CPG may request quarterly or, under certain conditions, monthly adjustments to reflect the actual cost of gas. Quarterly adjustments become effective on 1 day's notice to the PUC and are subject to review during the next annual PGC filing. Each proposed annual PGC rate is required to be filed with the PUC 6 months prior to its effective date. During this period, the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels that meet that standard. The PGC mechanism also provides for an annual reconciliation.

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

PUC default service regulations became applicable to Electric Utility's provision of default service effective January 1, 2010 and Electric Utility, consistent with these regulations, has received PUC approval of (1) default service tariff rules applicable for service rendered on or after January 1, 2010, (2) a reconcilable default service cost rate recovery mechanism to recover the cost of acquiring default service supplies for service rendered on or after January 1, 2010, (3) a plan for meeting the post-2009 requirements of the Alternative Energy Portfolio Standards Act (“AEPS Act”), which requires Electric Utility to directly or indirectly acquire certain percentages of its supplies from designated alternative energy sources and (4) a reconcilable AEPS Act cost recovery rate mechanism to recover the costs of complying with AEPS Act requirements applicable to default service supplies for service rendered on or after January 1, 2010. Under these rules, default service rates for most customers will be adjusted quarterly.

FERC Market Manipulation Rules and Other FERC Enforcement and Regulatory Powers

Both Gas Utility and Electric Utility are subject to FERC regulations governing the manner in which certain jurisdictional sales or transportation are conducted. Section 4A of the Natural Gas Act and Section 222 of the Federal Power Act prohibit the use or employment of any manipulative or deceptive devices or contrivances in connection with the purchase or sale of natural gas, electric energy, or natural gas transportation or electric transmission services subject to the jurisdiction of FERC. FERC has adopted regulations to implement these statutory provisions which apply to interstate transportation and sales by Electric Utility, and to a much more limited extent, to certain sales and transportation by the Gas Utility that are subject to FERC's jurisdiction. Gas Utility and Electric Utility are subject to certain other regulations and obligations for FERC-regulated activities. Under provisions of the Energy Policy Act of 2005 (“EPACT 2005”), Electric Utility is subject to certain electric reliability standards established by FERC and administered by an Electric Reliability Organization (“ERO”). Electric Utility anticipates that substantially all the costs of complying with the ERO standards will be recoverable through its PJM formulary electric transmission rate schedule.

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

Utility Franchises

UGI Utilities holds a certificate of public convenience issued by the PUC and certain “grandfather rights” predating the adoption of the Pennsylvania Public Utility Code and its predecessor statutes, which it believes are adequate to authorize it to carry on its business in substantially all of the territories to which it now renders gas or electric service. Under applicable Pennsylvania law, UGI Utilities has certain rights of eminent domain as well as the right to maintain its facilities in streets and highways in its territories.

Other Government Regulation

In addition to regulation by the PUC and FERC, the gas and electric utility operations of UGI Utilities are subject to various federal, state and local laws governing environmental matters, occupational health and safety, pipeline safety and other matters. UGI Utilities is subject to the requirements of the federal Resource Conservation and Recovery Act, CERCLA and comparable state statutes with respect to the release of hazardous substances on property owned or operated by UGI Utilities. See Note 12 to Consolidated Financial Statements.

Employees

At September 30, 2012, UGI Utilities had approximately 1,370 employees.

BUSINESS SEGMENT INFORMATION

The table stating the amounts of revenues, operating income and identifiable assets attributable to UGI Utilities' operating segments for the 2012, 2011 and 2010 fiscal years appears in Note 15 to Consolidated Financial Statements included in this Report and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Decreases in the demand for natural gas and electricity because of warmer-than-normal heating season weather could adversely affect our results of operations, financial condition and cash flows because our rate structure does not contain weather normalization provisions.

Because many of our customers rely on natural gas or electricity to heat their homes and businesses, our results of operations are adversely affected by warmer-than-normal heating season weather. Weather conditions have a significant impact on the demand for natural gas and electricity for heating purposes. Accordingly, demand for natural gas and electricity used for heating purposes is generally at its highest during the peak heating season of October through March and is directly affected by the severity of the winter weather. Our rate structures do not contain weather normalization provisions to compensate for warmer-than-normal weather conditions, and we have historically sold less natural gas and electricity when weather conditions are milder and, consequently, earned less income. As a result, warmer-than-normal heating season weather could reduce our net income, harm our financial condition and adversely affect our cash flows.

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

The volatility in credit and capital markets may create additional risks to our business in the future. We are exposed to financial market risk (including refinancing risk) resulting from, among other things, changes in interest rates and conditions in the credit and capital markets. Developments in the credit markets during the past few years increase our possible exposure to the liquidity, default and credit risks of our suppliers, counterparties associated with derivative financial instruments and our customers. Although we believe that current financial market conditions, if they were to continue for the foreseeable future, will not have a significant impact on our ability to fund our existing operations, such market conditions could restrict our ability to grow, limit the scope of major capital projects if access to credit and capital markets is limited, or adversely affect our operating results.

Economic recession, volatility in the stock market and the low interest rate environment may negatively impact our pension liability.

Economic recession, volatility in the stock market and the low interest rate environment have had a significant impact on our pension liability and funded status. Declines in the stock or bond market and valuation of stocks or bonds, combined with continued low interest rates, could further impact our pension liability and funded status and increase the amount of required contributions to our pension plans.

Changes in commodity market prices may have a significant negative effect on our liquidity.

Depending on the terms of our contracts with suppliers as well as our use of financial instruments including natural gas futures contracts to reduce volatility in the cost of natural gas we purchase, changes in the market price of electricity and natural gas could create payment obligations for the Company and expose us to significant liquidity risks.

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

There are many governmental regulations that have an impact on our businesses. Existing statutes and regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to the Company that may affect our businesses in ways that we cannot predict.

Regulators may not allow timely recovery of costs for us in the future, which may adversely affect our results of operations.

Our Gas Utility and Electric Utility distribution operations are subject to regulation by the PUC. The PUC, among other things, approves the rates that we may charge to our utility customers, thus impacting the returns that we may earn on the assets that are dedicated to those operations. We expect that UGI Utilities will periodically file requests with the PUC to increase base rates that they charge customers. If we are required in a rate proceeding to reduce the rates we charge our utility customers, or if we are unable to obtain approval for timely rate increases from the PUC, particularly when necessary to cover increased costs, our revenue growth will be limited and earnings may decrease.

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

In response to recent natural gas explosions in the United States, regulators may adopt new laws or reinterpret existing laws and regulations relating to the replacement of cast iron and bare steel natural gas pipelines which may adversely affect our results of operations and cash flows.

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

It is expected that climate change legislation will continue to be part of the legislative and regulatory discussion in the future. The impact of such legislation and regulations will depend on a number of factors, including (i) what industry sectors would be impacted, (ii) the timing of required compliance, (iii) the overall GHG emissions cap level, (iv) the allocation of emission allowances to specific sources and (v) the costs and opportunities associated with compliance. At this time, we cannot predict the effect that climate change regulation may have on our business, financial condition or results of operations in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 3. LEGAL PROCEEDINGS

Allentown, Pennsylvania Natural Gas Incident. On October 3, 2012, UGI Utilities and the PUC Bureau of Investigation and Enforcement (“PUC Staff”) submitted a Joint Settlement Petition (“Joint Settlement”) to settle all regulatory compliance issues raised in the PUC Staff's formal complaint, issued on June 11, 2012 (“PUC Staff Complaint”), pertaining to a natural gas explosion which occurred on February 9, 2011 in Allentown, Pennsylvania and resulted in five deaths, several personal injuries and significant property damage (the “Incident”). The PUC Staff Complaint had alleged that UGI Utilities had committed six violations of gas safety regulations and UGI Utilities' operating procedures related to its cast iron main replacement and gas odorant monitoring programs, and its emergency response to the Incident. As part of the Joint Settlement, UGI Utilities has agreed (i) to the assessment of a $386,000 civil penalty, (ii) to accelerate the time frame for UGI Utilities, CPG, and PNG to replace the remainder of its cast-iron mains to 14 years, and (iii) to install odorant monitoring and injection equipment in its natural gas system at a number of supply points, but does not concede to having violated any regulation or operating procedure. Under the Joint Settlement, UGI Utilities, CPG, and PNG have also agreed to not seek recovery of the related annual cost of capital return requirements through a Distribution System Improvement Charge for a period of 24 months but are permitted to retain the current 30-year timeframe for replacing the remainder of their bare steel mains. On October 31, 2012, the PUC administrative law judge issued an initial decision approving the settlement. The provisions of the Joint Settlement will become effective if the initial decision becomes final or if the PUC determines to review the initial decision and issues a final order approving the terms and conditions of the Joint Settlement without modification.

With the exception of the matter described above, and the matters set forth in Note 12 to Consolidated Financial Statements included in Item 8 of this Report, no material legal proceedings are pending involving the Company, or any of its properties, and no such proceedings are known to be contemplated by governmental authorities other than claims arising in the ordinary course of the Company's business.

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II:

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

All of the outstanding shares of the Company's Common Stock are owned by UGI and are not publicly traded.

Dividends

Cash dividends declared on the Company's Common Stock totaled $70.6 million in Fiscal 2012, $99.5 million in Fiscal 2011 and $74.0 million in Fiscal 2010.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discusses our results of operations and our financial condition. MD&A should be read in conjunction with our Items 1 & 2, “Business and Properties,” Item 1A, “Risk Factors” and our Consolidated Financial Statements in Item 8 below including “Segment Information” included in Note 15 to Consolidated Financial Statements.
EXECUTIVE OVERVIEW

Our results in Fiscal 2012 were significantly affected by extremely warm heating-season weather. The heating season came to an early end with temperatures in March 2012 averaging 38% warmer than normal. Although the warm weather reduced our Fiscal 2012 results, customer growth at our Gas Utility was our highest ever as continuing low natural gas prices and high heating oil prices resulted in a record number of conversions from oil to natural gas.

Our net income in Fiscal 2012 was $87.9 million, a decrease of $17.3 million (16.4)% from Fiscal 2011 net income of $105.2 million. Temperatures in the Gas Utility service territory in Fiscal 2012 based upon heating degree days were 16.3% warmer than normal and approximately 18.7% warmer than Fiscal 2011. The significantly warmer weather decreased Gas Utility core market volumes and associated core market margin. Total distribution system throughput however was slightly higher than last year reflecting greater throughput to certain non-weather-sensitive low-margin interruptible delivery service customers.

Electric Utility's kilowatt-hour sales in Fiscal 2012 were 2.0% lower than in Fiscal 2011 on heating degree day weather that was 18.5% warmer. The warmer Fiscal 2012 heating-season weather reduced sales to Electric Utility heating customers. Notwithstanding the lower Fiscal 2012 kilowatt-hour sales, Fiscal 2012 Electric Utility operating results were slightly greater than the prior year, notwithstanding similar total margin, reflecting lower operating and administrative expenses.

We believe that we have sufficient liquidity in the form of cash generated from operations and our revolving credit facility to fund business operations in Fiscal 2013.
ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company's results of operations for Fiscal 2012, Fiscal 2011 and the year ended September 30, 2010 (“Fiscal 2010”).

Fiscal 2012 Compared with Fiscal 2011

			Increase
(Millions of dollars)	2012	2011	(Decrease)
Gas Utility:
Revenues	$785.4	$1,026.4	$(241.0)	(23.5)%
Total margin (a)	$382.8	$415.8	$(33.0)	(7.9)%
Operating income	$172.2	$199.6	$(27.4)	(13.7)%
Income before income taxes	$132.0	$159.3	$(27.3)	(17.1)%
System throughput — bcf
Core market	59.2	70.4	(11.2)	(15.9)%
Total	177.6	173.2	4.4	2.5%
Degree days — % (warmer) colder than normal (b)	(16.3)%	3.5%	—	—
Electric Utility:
Revenues	$97.1	$109.1	$(12.0)	(11.0)%
Total margin (a)	$35.3	$35.1	$0.2	0.6%
Operating income	$12.6	$11.4	$1.2	10.5%
Income before income taxes	$10.3	$9.0	$1.3	14.4%
Distribution sales — gwh	974.6	994.7	(20.1)	(2.0)%
bcf — billions of cubic feet.
gwh — millions of kilowatt-hours.

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $5.3 million and $6.1 million during Fiscal 2012 and Fiscal 2011, respectively. For financial statement purposes, revenue-related taxes are included in taxes other than income taxes in the Consolidated Statements of Income.

(b)
Deviation from average heating degree days for the 15-year period 1995-2009 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Gas Utility. Temperatures in the Gas Utility service territory in Fiscal 2012 based upon heating degree days were 16.3% warmer than normal and approximately 18.7% warmer than the prior year. Total distribution system throughput was slightly higher than last year, notwithstanding the significantly warmer weather, principally reflecting greater throughput to certain non-weather-sensitive low-margin interruptible delivery service customers. Excluding total volumes to interruptible delivery service customers, Gas Utility system throughput declined 14.3 bcf in Fiscal 2012 principally reflecting the effects of the significantly warmer weather on throughput to core market customers (11.2 bcf) and lower firm delivery service volumes. Gas Utility's core market customers comprise firm- residential, commercial and industrial (“retail core-market”) customers who purchase their gas from Gas Utility and, to a much lesser extent, residential and small commercial customers who purchase their gas from alternate suppliers.

Gas Utility revenues decreased $241.0 million during Fiscal 2012 principally reflecting a decline in revenues from retail core-market customers ($169.4 million) and lower revenues from off-system sales ($68.1 million). The decrease in retail core-market revenues principally reflects the effects on gas cost recovery revenues of the lower retail core market volumes ($91.9 million) and lower average purchased gas cost ("PGC") rates resulting from lower natural gas prices ($43.2 million). Increases or decreases in retail core-market revenues and cost of sales principally result from changes in retail core-market volumes and the level of gas costs collected through the PGC recovery mechanism. Under the PGC recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility's cost of gas was $402.5 million in Fiscal 2012 compared with $610.6 million in Fiscal 2011 reflecting the previously mentioned lower retail core-market sales ($91.9 million), the lower average PGC rates ($43.2 million) and the above mentioned lower off-system sales.

Gas Utility total margin decreased $33.0 million in Fiscal 2012. The decrease principally reflects lower core-market total margin ($27.7 million) and firm delivery service total margin ($4.8 million). Fiscal 2012 Gas Utility total margin includes a full year of incremental margin from the August 2011 base rate increase at CPG of approximately $9.0 million.

The decreases in Gas Utility operating income and income before income taxes during Fiscal 2012 principally reflects the previously mentioned decrease in total margin ($33.0 million) partially offset by lower operating and administrative expenses.

Electric Utility. Electric Utility's kilowatt-hour sales in Fiscal 2012 were 2.0% lower than in Fiscal 2011 on heating degree day weather that was 18.5% warmer. The warmer weather reduced sales to Electric Utility heating customers. Electric Utility revenues were $12.0 million less than Fiscal 2011 principally as a result of lower average Default Service ("DS") rates and, to a lesser extent, the lower sales volumes. Under DS rates, differences between actual costs and amounts recovered in DS rates are deferred for future recovery from or refund to default service customers. Electric Utility cost of sales declined to $56.5 million in Fiscal 2012 compared to $67.9 million in Fiscal 2011 principally reflecting the effects of lower average DS rates and, to a lesser extent, the effects of the lower sales.

Electric Utility total margin in Fiscal 2012 was about equal to Fiscal 2011 principally reflecting the negative effects of the lower sales offset by lower revenue-related gross receipts taxes. Electric Utility Fiscal 2012 operating income and income before income taxes were slightly greater than the prior year as the lower total margin was more than offset by lower operating and administrative expenses.

Consolidated Interest Expense and Income Taxes. Our consolidated interest expense in Fiscal 2012 was about equal to interest expense in Fiscal 2011 on comparable levels of debt. Our effective tax rate in Fiscal 2012 was slightly higher than in Fiscal 2011 as the prior year tax rate reflected the regulatory effects of greater state tax depreciation (see “Income Tax Matters” below).
Fiscal 2011 Compared with Fiscal 2010

			Increase
(Millions of dollars)	2011	2010	(Decrease)
Gas Utility:
Revenues	$1,026.4	$1,047.5	$(21.1)	(2.0)%
Total margin (a)	$415.8	$394.1	$21.7	5.5%
Operating income	$199.6	$175.3	$24.3	13.9%
Income before income taxes	$159.3	$134.8	$24.5	18.2%
System throughput — bcf
Core market	70.4	60.3	10.1	16.7%
Total	173.2	153.9	19.3	12.5%
Degree days —% colder (warmer) than normal (b)	3.5%	(4.5)%	—	—
Electric Utility:
Revenues	$109.1	$120.2	$(11.1)	(9.2)%
Total margin (a)	$35.1	$36.5	$(1.4)	(3.8)%
Operating income	$11.4	$13.7	$(2.3)	(16.8)%
Income before income taxes	$9.0	$11.9	$(2.9)	(24.4)%
Distribution sales — gwh	994.7	972.6	22.1	2.3%

(a)
Gas Utility’s total margin represents total revenues less cost of sales. Electric Utility’s total margin represents total revenues less cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes of $6.1 million in Fiscal 2011 and $6.6 million in Fiscal 2010. For financial statement purposes, revenue-related taxes are included in taxes other than income taxes in the Consolidated Statements of Income.

(b)
Deviation from average heating degree days for the 15-year period 1995-2009 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Gas Utility. Temperatures in the Gas Utility service territory based upon heating degree days were 3.5% colder than normal in Fiscal 2011 compared with temperatures that were 4.5% warmer than normal in Fiscal 2010. Total distribution system throughput increased 19.3 bcf reflecting higher throughput to certain low-margin interruptible delivery service customers, the effects of the colder weather on core-market and delivery service customers and, to a lesser extent, customer growth from conversion activity.
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
Electric Utility. Electric Utility's kilowatt-hour sales in Fiscal 2011 were 2.3% higher than in Fiscal 2010 on heating degree day weather that was 7.8% colder. Notwithstanding the effects of the colder weather, Electric Utility revenues decreased $11.1 million principally as a result of certain commercial and industrial customers switching to an alternate supplier for the electricity generation portion of their service and, to a much lesser extent, lower average DS rates compared to the provider of last resort (“POLR”) rates that were in effect through December 31, 2009. Under DS rates which became effective January 1, 2010, Electric Utility is no longer subject to electricity price and congestion cost risk as it is permitted to pass these costs through to its customers using a reconcilable cost recovery mechanism. As a result, beginning January 1, 2010, Electric Utility no longer recovers revenues in excess of actual costs of electricity as was possible under POLR rates and therefore does not earn margin on DS electricity sales. Electric Utility cost of sales declined to $67.9 million in Fiscal 2011 compared to $77.1 million in Fiscal 2010 principally reflecting the effects of the previously mentioned electricity generation supplier customer switching and lower DS rates.
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
FINANCIAL CONDITION AND LIQUIDITY
Capitalization and Liquidity

UGI Utilities' total debt outstanding was $609.2 million at September 30, 2012, which includes $9.2 million of bank loans, compared with total debt outstanding of $640 million at September 30, 2011, which includes no bank loans outstanding. UGI Utilities' total long-term debt outstanding at September 30, 2012, comprises $383 million of Senior Notes and $217 million of Medium-Term Notes.

UGI Utilities has a credit agreement (“2011 Credit Agreement”) with a group of banks providing for borrowings up to $300 million (including a $100 million sublimit for letters of credit) which expires in October 2015. Borrowings under the UGI Utilities 2011 Credit Agreement are classified as bank loans. During Fiscal 2012 and Fiscal 2011, average daily bank loan borrowings under credit agreements were $16.2 million and $17.6 million, respectively, and peak bank loan borrowings totaled $70.6 million and $90 million, respectively. Peak bank loan borrowings typically occur during the heating season months of December and January when UGI Utilities' investment in working capital, principally accounts receivable and inventories, is generally greatest. The 2011 Credit Agreement requires UGI Utilities to not exceed a ratio of Consolidated Debt to Consolidated Total Capital, as defined. UGI Utilities was in compliance with this covenant at September 30, 2012.

Based upon cash expected to be generated from operations and borrowings under the 2011 Credit Agreement, management believes the Company will be able to meet its anticipated contractual and projected cash commitments during Fiscal 2013. For additional discussion of UGI Utilities' long-term debt and the 2011 Credit Agreement, see Note 7 to Consolidated Financial Statements.

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
Cash provided by operating activities was $209.7 million in Fiscal 2012, $220.8 million in Fiscal 2011 and $291.6 million in Fiscal 2010. Cash provided by operating activities before changes in operating working capital was $185.3 million in Fiscal 2012, $206.9 million in Fiscal 2011 and $235.0 million in Fiscal 2010. The lower cash flow before changes in operating working capital in Fiscal 2012 compared to Fiscal 2011 principally reflects the lower operating results and greater pension plan contributions. The lower cash flow before changes in operating working capital in Fiscal 2011 compared with Fiscal 2010, notwithstanding the increase in net income, reflects, among other things, greater funded pension plan contributions and lower noncash charges for deferred income taxes included in the calculation of net income. Changes in operating working capital provided $24.5 million of cash in Fiscal 2012, $13.9 million of cash in Fiscal 2011 and $56.6 million of cash in Fiscal 2010. The increase in cash provided by changes in operating working capital in Fiscal 2012 compared to Fiscal 2011 reflects, among other things, the effects of lower natural gas costs on accounts receivable and inventories and the timing of payments for income taxes partially offset by greater cash used to fund changes in accounts payable and lower cash from deferred fuel recoveries. Among other things, the lower cash flow from changes in operating working capital in Fiscal 2011 compared with Fiscal 2010 reflects lower cash from changes in natural gas inventories partially offset by greater cash from deferred fuel recoveries.

Investing activities. Cash used by investing activities was $114.7 million in Fiscal 2012, $102.0 million in Fiscal 2011, and $90.3 million in Fiscal 2010. Expenditures for property, plant and equipment increased to $114.1 million in Fiscal 2012 compared with $98.9 million in Fiscal 2011 principally reflecting higher UGI Gas capital expenditures for infrastructure improvements and customer growth. Fiscal 2012 investing activities cash flow includes a $4.3 million decrease in restricted cash in futures and options accounts compared to a $0.4 million decrease in Fiscal 2011 and a $4.7 million increase in Fiscal 2010. Changes in restricted cash in futures brokerage accounts are generally the result of changes in underlying commodity prices.

Financing activities. Cash used by financing activities was $101.0 million in Fiscal 2012, $115.8 million in Fiscal 2011 and $210.5 million in Fiscal 2010. Financing activities cash flows are primarily the result of issuances and repayments of long-term debt, revolving credit agreement borrowings, cash dividends to UGI, and capital contributions from UGI. During Fiscal 2012, net bank loan borrowings totaled $9.2 million compared to net repayments of $17 million in Fiscal 2011 and $137 million in Fiscal 2010.
Capital Expenditures

In the following table, we present capital expenditures by business segment for Fiscal 2012, Fiscal 2011 and Fiscal 2010. We also provide amounts we expect to spend in Fiscal 2013. We expect to finance a substantial portion of Fiscal 2013 capital expenditures from cash generated by operations and the remainder from borrowings under our 2011 Credit Agreement.

(Millions of dollars)	2013	2012	2011	2010
	(estimate)
Gas Utility	$111.0	$109.0	$91.3	$73.5
Electric Utility	7.0	5.1	7.5	8.1
	$118.0	$114.1	$98.8	$81.6
Contractual Cash Obligations and Commitments

UGI Utilities has contractual cash obligations that extend beyond Fiscal 2012, including scheduled repayments of long-term debt and interest, operating lease obligations, unconditional purchase obligations for pipeline transportation and natural gas storage services, commitments to purchase natural gas and electricity and derivative financial instruments. The following table presents significant contractual cash obligations under agreements existing as of September 30, 2012:

	Payments Due by Period
		Fiscal	Fiscal	Fiscal
(Millions of dollars)	Total	2013	2014 - 2015	2016 - 2017	Thereafter
Long-term debt (a)	$600.0	$133.0	$20.0	$267.0	$180.0
Interest on long-term fixed rate debt (b)	298.6	48.3	56.2	37.3	156.8
Derivative financial instruments (c)	40.0	36.0	4.0	—	—
Operating leases	20.3	5.4	7.7	4.9	2.3
Gas Utility and Electric Utility supply, storage and transportation contracts	665.8	219.0	206.3	116.0	124.5
Total	$1,624.7	$441.7	$294.2	$425.2	$463.6

(a)	Based upon stated maturity dates.

(b)	Based upon stated interest rates.

(c)	Represents sum of amounts due from us if derivative financial instruments were settled at the September 30, 2012, amounts reflected in the Consolidated Balance Sheet.

The components of the other noncurrent liabilities included in our Consolidated Balance Sheet at September 30, 2012, principally consist of pension and other postretirement benefit liabilities recorded in accordance with GAAP and estimated obligations for environmental investigation and remediation. These liabilities are not included in the table of Contractual Cash Obligations and Commitments above because they are estimates of future payments and not contractually fixed as to timing or amount. We believe we will be required to make contributions to our pension plan in Fiscal 2013 of approximately $16.0 million. Contributions to the pension plan in years beyond Fiscal 2013 will depend in large part on the effects of future returns and interest rates on pension plan assets. For additional information on these liabilities see Notes 9 and 12 to Consolidated Financial Statements.
Pension Plan

UGI Utilities has a defined benefit pension plan covering employees hired prior to January 1, 2009, of UGI, UGI Utilities, PNG, CPG and certain of UGI's other domestic wholly owned subsidiaries (the “Pension Plan”).

The fair values of the Pension Plan's assets totaled $351.5 million and $289.8 million at September 30, 2012 and 2011, respectively. At September 30, 2012 and 2011, the underfunded positions of the Pension Plan, defined as the excess of the projected benefit obligations (“PBOs”) over the Pension Plan's assets, were $192.1 million and $167.0 million, respectively.

We believe we are in compliance with regulations governing defined benefit pension plans, including Employee Retirement Income Security Act of 1974 (“ERISA”) rules and regulations. We anticipate that we will be required to make contributions to the Pension Plan during Fiscal 2013 of approximately $16.0 million. Pre-tax pension cost associated with the Pension Plan in Fiscal 2012 was $13.7 million. Pre-tax pension cost associated with Pension Plan in Fiscal 2013 is expected to be approximately $18.0 million.

GAAP guidance associated with pension and other postretirement plans generally requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and other postretirement benefit plans with current year changes recognized in shareholder's equity unless such amounts are subject to regulatory recovery. Through September 30, 2012, we have recorded cumulative after-tax charges to stockholder's equity of $10.8 million and regulatory assets of $188.2 million in order to reflect the funded status of our pension and postretirement benefit plans. For a more detailed discussion of the Pension Plans and other postretirement benefit plans, see Note 9 to Consolidated Financial Statements.
Income Tax Matters

In 2010, U.S. federal tax legislation was enacted that allows taxpayers to fully deduct qualifying capital expenditures incurred after September 8, 2010, through the end of calendar 2011, when such property is placed in service before 2012. In accordance with existing Pennsylvania tax statutes, Pennsylvania taxpayers are also permitted to fully deduct such qualifying capital expenditures for Pennsylvania state corporate net income tax purposes. Pennsylvania utility ratemaking practice permits the flow through to ratepayers of state tax benefits from accelerated tax depreciation. UGI Utilities' Fiscal 2012 and Fiscal 2011 effective income tax rates reflects the beneficial effects of this greater state tax depreciation. The additional state and federal tax depreciation deductions described above reduces federal and state income taxes otherwise payable and increases UGI Utilities deferred income tax liabilities.

REGULATORY MATTERS

DSIC Legislation. On April 14, 2012, legislation enabling gas and electric utilities in Pennsylvania to seek surcharge recovery of eligible capital investment in distribution system infrastructure improvement projects became effective. The surcharge enabled by the legislation is known as a distribution system improvement charge ("DSIC"). The primary benefit to a company from a DSIC surcharge is the elimination of regulatory lag, or delayed rate recognition, that occurs under traditional ratemaking relating to qualifying capital expenditures, for up to five percent of incremental operating margin. To be eligible for a DSIC, a utility must have filed a general rate filing within five years of its petition seeking permission to include a DSIC in its tariff. Filings to implement a DSIC surcharge may be filed no earlier than January 2, 2013.

Allentown, Pennsylvania Natural Gas Incident. On October 3, 2012, UGI Utilities and the PUC Bureau of Investigation and Enforcement (“PUC Staff”) submitted a Joint Settlement Petition (“Joint Settlement”) to settle all regulatory compliance issues raised in the PUC Staff's formal complaint, issued on June 11, 2012 ("PUC Staff Complaint"), pertaining to a natural gas explosion which occurred on February 9, 2011, in Allentown, Pennsylvania and resulted in five deaths, several personal injuries and significant property damage (the “Incident”). The PUC Staff Complaint had alleged that UGI Utilities had committed six violations of gas safety regulations and UGI Utilities' operating procedures related to its cast iron main replacement and gas odorant monitoring programs, and its emergency response to the Incident. As part of the Joint Settlement, UGI Utilities has agreed (i) to the assessment of a $0.4 million civil penalty; (ii) to accelerate the time frame for UGI Utilities, CPG, and PNG to replace the remainder of its cast iron mains to 14 years, and (iii) to install odorant monitoring and injection equipment in its natural gas system at a number of supply points, but does not concede to having violated any regulation or operating procedure. Under the Joint Settlement, UGI Utilities, CPG and PNG have also agreed to not seek recovery of the related annual cost of capital return requirements through a DSIC for a period of 24 months but are permitted to retain the current 30-year timeframe for replacing the remainder of their bare steel mains. On October 31, 2012, the PUC administrative law judge issued an initial decision approving the settlement. The provisions of the Joint Settlement will become effective if the initial decision becomes final or if the PUC determines to review the initial decision and issues a final order approving the terms and conditions of the Joint Settlement without modification. The Company does not believe that the cost of complying with the requirements of the Joint Settlement will have a material impact on UGI Utilities' consolidated financial position, results of operations or cash flows.

CPG Base Rate Filing. On January 14, 2011, CPG filed a request with the PUC to increase its operating revenues by $16.5 million annually. Among other things, the increased revenues would fund system improvements and operations necessary to maintain safe and reliable natural gas service and fund new programs that would provide rebates and other incentives for customers to install new high-efficiency equipment (collectively, “Energy and Efficiency Conservation Program”). On June 23, 2011, a Joint Petition for Approval of Settlement of All Issues (“Joint Petition”) was filed with the PUC based upon agreements with the active parties regarding the requested base operating revenue increase. On August 11, 2011, the PUC approved the settlement agreement which resulted in an increase in annual base rate revenues of $8.0 million as well as $0.9 million in revenues per year for use in CPG's Energy and Efficiency Conservation Program. The increase became effective August 30, 2011. During Fiscal 2012, the PUC reversed its earlier decision related to the $0.9 million increase in revenues associated with the Energy and Efficiency Conservation Program and required CPG to refund revenue it had collected for that program.

Transfers of Assets. On October 21, 2010, the Federal Energy Regulatory Commission (“FERC”) approved and later affirmed CPG's application to abandon a storage service and approved the transfer of its Tioga, Meeker and Wharton natural gas storage facilities, along with related assets, to UGI Storage Company, a subsidiary of UGI Energy Services, Inc. ("Energy Services"), a second-tier wholly owned subsidiary of UGI. The PUC approved the transfer subject to, among other things, a reduction in base rates and CPG's agreement to charge PGC customers, for a period of three years, no more for storage services from the transferred assets than they would have paid before the transfer, to the extent used. On April 1, 2011, the storage facilities were dividended to UGI and subsequently contributed to UGI Storage Company. The net book value of the storage facility assets transferred was $10.9 million which amount, net of related deferred taxes of $0.3 million, is reflected as a dividend of net assets on the Fiscal 2011 Consolidated Statement of Stockholder's Equity. Compliance with the provisions of the PUC Order approving the transfer of the storage assets did not have a material impact on the results of operations of Gas Utility. Concurrent with the April 1, 2011, transfer, CPG entered into a one-year firm storage service agreement with UGI Storage Company.

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

MANUFACTURED GAS PLANTS

CPG is party to a Consent Order and Agreement (“CPG-COA”) with the Pennsylvania Department of Environmental Protection (“DEP”) requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which manufactured gas plant (“MGP”) related facilities were operated (“CPG MGP Properties”) and to plug a minimum number of non-producing natural gas wells per year. In addition, PNG is a party to a Multi-Site Remediation Consent Order and Agreement (“PNG-COA”) with the DEP. The PNG-COA requires PNG to perform annually a specified level of activities associated with environmental investigation and remediation work at certain properties on which MGP-related facilities were operated (“PNG MGP Properties”). Under these agreements, environmental expenditures relating to the CPG MGP Properties and the PNG MGP Properties are capped at $1.8 million and $1.1 million, respectively, in any calendar year. The CPG-COA terminates at the end of 2013. The PNG-COA terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date in March 2004. At September 30, 2012 and 2011, our accrued liabilities for environmental investigation and remediation costs related to the CPG-COA and the PNG-COA totaled $15.0 million and $17.9 million, respectively. In accordance with GAAP related to rate-regulated entities, we have recorded associated regulatory assets in equal amounts.
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
UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because (1) UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs, and (2) CPG and PNG are currently getting regulatory recovery of estimated environmental investigation and remediation costs associated with Pennsylvania sites. At September 30, 2012, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Gas was material.
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

For additional information on the MGP sites outside of Pennsylvania currently subject to third-party claims, see Note 12 to Consolidated Financial Statements.
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

From time to time, UGI Utilities is a party to Storage Contract Administration Agreements ("SCAAs") with Energy Services. At September 30, 2012, UGI Utilities was a party to two three-year SCAAs with Energy Services expiring October 31, 2012 and October 31, 2013 and, during the periods covered by the financial statements was a party to other SCAAs with Energy Services. Under the SCAAs, UGI Utilities has, among other things, and subject to recall for operational purposes, released certain storage and transportation contracts to Energy Services for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon the commencement of the SCAAs, receives a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the SCAAs. UGI Utilities incurred costs associated with Energy Services’ SCAAs totaling $24.3 million, $35.2 million and $21.8 million in Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. In conjunction with the SCAAs, UGI Utilities received security deposits from Energy Services. The amount of such security deposits, which amounts are included in other current liabilities on the Consolidated Balance Sheets, were $15 million at September 30, 2012 and 2011. Effective November 1, 2012, UGI Utilities and Energy Services entered into two new SCAAs having terms of three years.
UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) on its balance sheet under the caption inventories. The carrying value of these gas storage inventories at September 30, 2012, comprising approximately 7.6 bcf of natural gas, was $21.2 million. The carrying value of these gas storage inventories at September 30, 2011, comprising approximately 7.5 bcf of natural gas, was $35.7 million.

UGI Utilities has gas supply and delivery service agreements with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility during the heating season months of November through March. The aggregate amount of these transactions (exclusive of transactions pursuant to the SCAAs) during Fiscal 2012, Fiscal 2011 and Fiscal 2010 totaled $30.8 million, $30.1 million and $25.9 million, respectively.

From time to time, the Company sells natural gas or pipeline capacity to Energy Services. During Fiscal 2012, Fiscal 2011 and Fiscal 2010, revenues associated with sales to Energy Services totaled $65.7 million, $85.7 million and $62.1 million, respectively. Also from time to time, the Company purchases natural gas, pipeline capacity and electricity from Energy Services (in addition to those transactions already described above) and purchases a firm storage service from UGI Storage Company, a subsidiary of Energy Services, under one-year agreements. During Fiscal 2012, Fiscal 2011 and Fiscal 2010, such purchases totaled $53.4 million, $53.6 million and $31.2 million, respectively. These transactions did not have a material effect on the Company’s financial position, results of operations or cash flows.
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

Commodity Price Risk

Gas Utility's tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to its customers, including the cost of financial instruments used to hedge purchased gas costs. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses derivative financial instruments including natural gas futures and option contracts traded on the New York Mercantile Exchange (“NYMEX”) to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility's PGC recovery mechanism. The change in market value of natural gas futures contracts can require daily deposits of cash in futures accounts. At

September 30, 2012, Gas Utility had no restricted cash in brokerage accounts. At September 30, 2011, Gas Utility had $4.3 million of restricted cash associated with natural gas futures accounts with brokers. At September 30, 2012 and 2011, the fair values of our natural gas futures and option contracts were gains (losses) of $5.3 million and $(3.1) million, respectively.

Electric Utility's DS tariffs contain clauses which permit recovery of all prudently incurred power costs, including the cost of financial instruments used to hedge electricity costs, through the application of DS rates. Because of this ratemaking mechanism, there is limited power cost risk, including the cost of financial transmission rights ("FTRs") and forward electricity purchase contracts, associated with our Electric Utility operations. At September 30, 2012 and 2011, the fair values of Electric Utility's electricity supply contracts were losses of $9.2 million and $8.7 million, respectively. The fair values of FTRs at September 30, 2012 and 2011, were not material.

In addition, Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures and swap contracts are recorded at fair value with changes in fair value reflected in other income. The amount of unrealized gains on these contracts and associated volumes under contract at September 30, 2012 and 2011, were not material.

Interest Rate Risk

We have both fixed-rate debt and variable rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our variable-rate debt comprises borrowings under the UGI Utilities 2011 Revolving Credit Agreement. This agreement provides for interest rates on borrowings that are indexed to short-term market interest rates. Based upon the average level of borrowings outstanding under these agreements in Fiscal 2012 and Fiscal 2011, an increase in short-term interest rates of 100 basis points (1%) would have increased annual interest expense by $0.2 million.

Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we expect to refinance such debt with new debt having interest rates reflecting then-current market conditions. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of $36.9 million and $40.1 million at September 30, 2012 and 2011, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair value of this fixed-rate debt of $42.2 million and $45.5 million at September 30, 2012 and 2011, respectively.

In order to reduce interest rate risk associated with near- or medium-term issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements ("IRPAs"). The fair values of unsettled IRPAs held at September 30, 2012 and 2011, were $30.5 million and $18.6 million, respectively. A 10% adverse change in interest rates would result in an approximate $2.0 million decline in the fair values of our IRPAs at September 30, 2012.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Accounting policies and estimates discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. Changes in these policies and estimates could have a material effect on the financial statements. The application of these accounting policies and estimates necessarily requires management's most subjective or complex judgments regarding estimates and projected outcomes of future events which could have a material impact on the financial statements. Management has reviewed these critical accounting policies, and the estimates and assumptions associated with them, with the Company's Audit Committee. In addition, management has reviewed the following disclosures regarding the application of these critical accounting policies and estimates with the Audit Committee. Also, see Note 2 to Consolidated Financial Statements, Significant Accounting Policies, which discusses the significant accounting policies that we have selected from acceptable alternatives.

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

Impairment of Goodwill. We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level. A reporting unit is the operating segment, or a business one level below the operating segment (a component), if discrete financial information is prepared and regularly reviewed by segment management. Gas Utility has goodwill resulting from purchase business combinations. In accordance with GAAP, Gas Utility is required to perform goodwill impairment tests annually or whenever events or circumstances indicate that the value of goodwill may be impaired. Historically, we determine the fair value of our Gas Utility for purposes of the goodwill impairment test using an income approach. For purposes of the income approach, fair value is determined based upon the the present value of estimated future cash flows discounted at an appropriate risk-adjusted rate. Cash flow estimates used to establish fair values involve management judgments based on a broad range of information and historical results. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based upon our most recent reviews of the long-term outlook for each reporting unit. We are required to recognize an impairment charge under GAAP if the carrying amount of a reporting unit exceeds its fair value and the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill. To the extent estimated cash flows are revised downward, the reporting unit may be required to write down all or a portion of its goodwill which would adversely impact our results of operations. The Company adopted new accounting guidance regarding goodwill impairment during Fiscal 2012 (see Note 3 to Consolidated Financial Statements) which permits us, in certain circumstances, to perform a qualitative approach to determine if it is more likely than not that the carrying value of a reporting unit is greater than its fair value. As of September 30, 2012, our goodwill totaled $182.1 million. We did not record any impairments of goodwill during Fiscal 2012, Fiscal 2011 or Fiscal 2010.

Litigation Accruals and Environmental Remediation Liabilities. We are involved in litigation regarding pending claims and legal actions that arise in the normal course of our businesses. In addition, UGI Utilities and its former subsidiaries owned and operated a number of MGPs in Pennsylvania and elsewhere and PNG and CPG owned and operated a number of MGP sites located in Pennsylvania, at which hazardous substances may be present. In accordance with GAAP, we establish reserves for pending claims and legal actions or environmental remediation obligations when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. Reasonable estimates involve management judgments based on a broad range of information and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. Such estimated reserves may differ materially from the actual liability and such reserves may change materially as more information becomes available and estimated reserves are adjusted.

Depreciation of Property, Plant and Equipment. We compute depreciation on UGI Utilities property, plant and equipment on a straight-line basis over the average remaining lives of its various classes of depreciable property. Changes in the estimated useful lives of property, plant and equipment could have a material effect on our results of operations. As of September 30, 2012, UGI Utilities net property, plant and equipment totaled $1,479.9 million and we recorded depreciation expense of $49.7 million during Fiscal 2012.

Regulatory Assets and Liabilities. Gas Utility and Electric Utility's distribution businesses are subject to regulation by the PUC. In accordance with accounting guidance associated with rate-regulated entities, we record the effects of rate regulation in our financial statements as regulatory assets or regulatory liabilities. We continually assess whether the regulatory assets are probable of future recovery by evaluating the regulatory environment, recent rate orders and public statements issued by the PUC, and the status of any pending deregulation legislation. If future recovery of regulatory assets ceases to be probable, the elimination of those regulatory assets would adversely impact our results of operations and cash flows. As of September 30, 2012, our regulatory assets totaled $338.4 million. For additional information on our regulatory assets, see Note 4 to the Consolidated Financial Statements.

Pension Plan Assumptions. Pension Plan assumptions are significant inputs to the actuarial models that measure benefit obligations and pension expense. The costs of providing benefits under the Pension Plan is dependent on historical information such as employee age, length of service, level of compensation and the actual rate of return on plan assets. In addition, certain assumptions relating to the future are used to determine pension expense including the discount rate applied to benefit obligations, the expected rate of return on plan assets and the rate of compensation increase, among others. Assets of the Pension Plan are held in trust and consist principally of equity and fixed income mutual funds. Changes in plan assumptions as well as fluctuations in actual equity or fixed income market returns could have a material impact on future pension costs. We believe the two most critical assumptions are (1) the expected rate of return on plan assets and (2) the discount rate. A decrease in the expected rate of return on Pension Plans assets of 50 basis points to a rate of 7.25% would result in an increase in pre-tax pension cost of approximately $1.6 million in Fiscal 2013. A decrease in the discount rate of 50 basis points to a rate of 3.70% would result in an increase in pre-tax pension cost of approximately $2.9 million in Fiscal 2013.

NEWLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 3 to Consolidated Financial Statements for a discussion of the effects of accounting guidance we adopted in Fiscal 2012 and recently issued accounting pronouncements not yet adopted.

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

(b)
Management's Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Company's internal control over financial reporting using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).

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

Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of September 30, 2012, based on the COSO Framework. PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting as of September 30, 2012, as stated in their report, which appears herein.

(c)
No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.
PART III:
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by PricewaterhouseCoopers LLP, the Company's independent registered public accountants, in Fiscal 2012 and Fiscal 2011 were as follows:

	2012	2011
Audit Fees	$892,400	$758,500
Audit-Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees for Services Provided	$892,400	$758,500

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
Included under Item 8 are the following financial statements and supplementary data:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2012 and 2011
Consolidated Statements of Income for the fiscal years ended September 30, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the years ended September 30, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2012, 2011 and 2010
Consolidated Statements of Stockholder’s Equity for the fiscal years ended September 30, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:
For the years ended September 30, 2012, 2011 and 2010
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
		Utilities	Registration Statement No. 33-77514 (4/8/94)	4(c)
4.3	Supplemental Indenture, dated as of September 15, 2006, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, successor trustee to Wachovia Bank, National Association	Utilities	Form 8-K (9/12/06)	4.2
4.4	Form of Fixed Rate Medium-Term Note	Utilities	Form 8-K (8/26/94)	(4)i
4.5	Form of Fixed Rate Series B Medium-Term Note	Utilities	Form 8-K (8/1/96)	4(i)
4.6	Form of Floating Rate Series B Medium-Term Note	Utilities	Form 8-K (8/1/96)	4(ii)
4.7	Officer's Certificate establishing Medium-Term Notes Series	Utilities	Form 8-K (8/26/94)	4(iv)
4.8	Form of Officer's Certificate establishing Series B Medium-Term Notes under the Indenture	Utilities	Form 8-K (8/1/96)	4(iv)
4.9	Form of Officers' Certificate establishing Series C Medium-Term Notes under the Indenture	Utilities	Form 8-K (5/21/02)	4.2
4.10	Forms of Floating Rate and Fixed Rate Series C Medium-Term Notes	Utilities	Form 8-K (5/21/02)	4.1

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006	UGI	Form 8-K (2/27/07)	10.1
10.2**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006 - Terms and Conditions as amended and restated effective July 30, 2012	UGI	Form 10-K (9/30/11)	10.2
10.3**	UGI Corporation 1997 Stock Option and Dividend Equivalent Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/10)	10.7
10.4**	UGI Corporation 2000 Stock Incentive Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.14
10.5**	UGI Corporation 2009 Deferral Plan Amended and Restated Effective June 1, 2010	UGI	Form 10-Q (6/30/10)	10.1
10.6**	UGI Corporation Senior Executive Employee Severance Plan as in effect as of January 1, 2008	UGI	Form 10-Q (3/31/08)	10.1
10.7**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective January 1, 2009	UGI	Form 10-K (9/30/09)	10.11
10.8**	Amendment 2009-1 to the UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan as Amended and Restated effective January 1, 2009	UGI	Form 10-Q (12/31/09)	10.1
10.9**	UGI Corporation 2009 Supplemental Executive Retirement Plan For New Employees As Amended and Restated as of October 1, 2010	UGI	Form 10-Q (12/31/09)	10.2
10.10**	UGI Utilities, Inc. Senior Executive Employee Severance Plan as in effect as of November 1, 2008	Utilities	Form 10-K (9/30/10)	10.10
10.11**	UGI Corporation 2004 Omnibus Equity Compensation Plan Stock Unit Grant Letter for UGI Employees, dated January 1, 2009	UGI	Form 10-Q (3/31/09)	10.8
10.12**	UGI Corporation 2004 Omnibus Equity Compensation Plan Stock Unit Grant Letter for Utilities Employees, dated January 1, 2009	UGI	Form 10-K (9/30/09)	10.23
10.13**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for UGI Employees, dated January 1, 2012	UGI	Form 10-Q (3/31/12)	10.11
10.14**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for UGI Utilities Employees, dated January 1, 2012	UGI	Form 10-Q (3/31/12)	10.13

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.15**	UGI Corporation 2004 Omnibus Equity Compensation Plan Performance Unit Grant Letter for UGI Employees, dated January 1, 2012	UGI	Form 10-Q (3/31/12)	10.14
10.16**	UGI Corporation 2004 Omnibus Equity Compensation Plan Performance Unit Grant Letter for UGI Utilities Employees, dated January 1, 2012	UGI	Form 10-Q (3/31/12)	10.15
10.17**	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Messrs. Greenberg and Walsh	UGI	Form 10-Q (6/30/08)	10.3
10.18**	Change in Control Agreement for Monica M. Gaudiosi dated as of April 23, 2012	UGI	Form 10-Q (6/30/12)	10.1
10.19**	UGI Corporation Executive Annual Bonus Plan effective as of October 1, 2006	UGI	Form 10-K (9/30/07)	10.8
10.20**	UGI Utilities, Inc. Executive Annual Bonus Plan effective as of October 1, 2006	Utilities	Form 10-K (9/30/07)	10.5
10.21	Credit Agreement, dated as of May 25, 2011 among UGI Utilities, Inc., as borrower, and PNC Bank, National Association, as administrative agent, Citizens Bank of Pennsylvania, as syndication agent, PNC Capital Markets LLC and RBS Citizens, N.A., as joint lead arrangers and joint bookrunners, and PNC Bank, National Association, Citizens Bank of Pennsylvania, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, The Bank of New York Mellon, and the other financial institutions from time to time parties thereto	Utilities	Form 8-K (5/25/11)	10.1
10.22	FSS Service Agreement No. 79028 dated March 29, 2012 between Columbia Gas Transmission, LLC and UGI Utilities, Inc.	Utilities	Form 10-Q (3/31/12)	10.2
10.23	Firm Storage and Delivery Service Agreement (Rate GSS) dated July 1, 1996 between Transcontinental Gas Pipe Line Corporation and PG Energy	Utilities	Form 8-K (8/24/06)	10.8
10.24	Service Agreement For Use Under Seller's GSS Rate Schedule dated July 9, 2012 between Transcontinental Gas Pipe Line Company, LLC and UGI Penn Natural Gas, Inc.	Utilities	Form 10-Q (6/30/12)	10.1
10.25	SST Service Agreement No. 79133 dated March 29, 2012 between Columbia Gas Transmission, LLC and UGI Utilities, Inc.	Utilities	Form 10-Q (3/31/12)	10.1
10.26	FTS-1 Service Agreement No. 46283 dated November 1, 1993, as amended by that certain letter agreement dated May 5, 2004 between Columbia Gulf Transmission Company and UGI Utilities, Inc.	Utilities	Form 10-Q (3/31/11)	10.1

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.27	FTS Service Agreement No. 46284 dated November 1, 1993, as amended by that certain letter agreement dated May 5, 2004, between Columbia Transmission Corporation and UGI Utilities, Inc.	Utilities	Form 10-Q (3/31/11)	10.2
10.28	Amendment to FTS-1 Service Agreement No. 46283 and FTS Service Agreement No. 46284 each dated November 1, 1993, as amended by that certain letter agreement dated May 5, 2004 dated November 1, 1993	Utilities	Form 10-Q (3/31/11)	10.3
*12.1	Computation of Ratio of Earnings to Fixed Charges
14	Code of Ethics for principal executive, financial and accounting officers	UGI	Form 10-K (9/30/03)	14
*23	Consent of PricewaterhouseCoopers LLP
*31.1	Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-K for the fiscal year ended September 30, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-K for the fiscal year ended September 30, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-K for the fiscal year ended September 30, 2012, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS***	XBRL.Instance
*101.SCH***	XBRL Taxonomy Extension Schema
*101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF***	XBRL Taxonomy Extension Definition Linkbase
*101.LAB***	XBRL Taxonomy Extension Labels Linkbase
*101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.
***	XBRL information will be considered to be furnished, not filed, for the first two years of a company's submission of XBRL information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UGI UTILITIES, INC.
Date:	November 20, 2012	By:	/s/ Donald E. Brown
Donald E. Brown
Vice President — Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 20, 2012 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title
/s/ Robert F. Beard	President and Chief Executive Officer (Principal Executive
Robert F. Beard	Officer) and Director

/s/ Lon R. Greenberg	Chairman and Director
Lon R. Greenberg

/s/ John L. Walsh	Vice Chairman and Director
John L. Walsh

/s/ Donald E. Brown	Vice President - Finance and Chief Financial Officer
Donald E. Brown	(Principal Financial Officer)

/s/ Matthew J. Nolan	Controller
Matthew J. Nolan	(Principal Accounting Officer)

/s/ Stephen D. Ban	Director
Stephen D. Ban

/s/ Richard W. Gochnauer	Director
Richard W. Gochnauer

/s/ Frank S. Hermance	Director
Frank S. Hermance

/s/ Ernest E. Jones	Director
Ernest E. Jones

/s/ Anne Pol	Director
Anne Pol

/s/ M. Shawn Puccio	Director
M. Shawn Puccio

/s/ Marvin O. Schlanger	Director
Marvin O. Schlanger

/s/ Roger B. Vincent	Director
Roger B. Vincent
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:
No annual report or proxy material was sent to security holders in Fiscal 2012.

UGI UTILITIES, INC.
FINANCIAL INFORMATION
FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
YEAR ENDED SEPTEMBER 30, 2012

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of UGI Utilities, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholder's equity and of cash flows present fairly, in all material respects, the financial position of UGI Utilities, Inc. and its subsidiaries at September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 20, 2012

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,259	$7,267
Restricted cash	—	4,308
Accounts receivable (less allowances for doubtful accounts of $3,588 and $6,368, respectively)	47,362	58,736
Accounts receivable — related parties	4,571	7,048
Accrued utility revenues	16,911	14,807
Inventories	67,334	104,263
Deferred income taxes	46,436	42,528
Income taxes recoverable	9,461	9,430
Regulatory assets	6,473	8,608
Derivative financial instruments	5,468	68
Prepaid expenses & other current assets	19,852	15,481
Total current assets	225,127	272,544
Property, plant and equipment	2,295,669	2,201,021
Less accumulated depreciation and amortization	(815,720)	(782,665)
Net property, plant and equipment	1,479,949	1,418,356
Goodwill	182,145	182,145
Regulatory assets	331,932	291,847
Other assets	4,026	4,456
Total assets	$2,223,179	$2,169,348
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$133,000	$40,000
Bank loans	9,200	—
Accounts payable — trade	46,754	53,556
Accounts payable — related parties	10,192	10,108
Employee compensation and benefits accrued	10,902	12,770
Interest accrued	22,766	12,319
Customer deposits and refunds	49,806	54,127
Derivative financial instruments	36,011	11,928
Deferred fuel refunds	4,435	6,578
Pension and postretirement benefit obligations	15,802	28,228
Other current liabilities	31,816	33,405
Total current liabilities	370,684	263,019
Long-term debt	467,000	600,000
Deferred income taxes	417,052	361,468
Deferred investment tax credits	4,612	4,958
Pension and postretirement benefit obligations	179,056	142,248
Other noncurrent liabilities	56,262	78,810

Total liabilities	1,494,666	1,450,503
Commitments and contingencies (Note 12)
Common stockholder’s equity:
Common Stock, $2.25 par value (authorized — 40,000,000 shares; issued and outstanding — 26,781,785 shares)	60,259	60,259
Additional paid-in capital	468,692	468,323
Retained earnings	229,379	212,096
Accumulated other comprehensive loss	(29,817)	(21,833)
Total common stockholder’s equity	728,513	718,845
Total liabilities and stockholder’s equity	$2,223,179	$2,169,348
See accompanying notes to consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)

	Year Ended September 30,
	2012	2011	2010
Revenues	$884,333	$1,137,366	$1,169,539
Costs and expenses:
Cost of sales — gas, fuel and purchased power (excluding depreciation shown below)	459,079	678,500	730,502
Operating and administrative expenses	165,479	176,922	169,464
Operating and administrative expenses — related parties	9,326	12,125	14,209
Taxes other than income taxes	17,263	16,616	18,638
Depreciation	49,702	49,917	50,747
Amortization	3,090	2,629	2,729
Other income, net	(4,989)	(10,764)	(6,269)
	698,950	925,945	980,020
Operating income	185,383	211,421	189,519
Interest expense	42,412	42,728	42,336
Income before income taxes	142,971	168,693	147,183
Income taxes	55,073	63,497	56,925
Net income	$87,898	$105,196	$90,258
See accompanying notes to consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)

	Year Ended September 30,
	2012	2011	2010
Net income	$87,898	$105,196	$90,258
Net losses on derivative instruments (net of tax of $4,783 and $7,712, respectively)	(6,744)	(10,874)	—
Reclassifications of net losses on derivative instruments (net of tax of $(766), $(483) and $(483), respectively)	1,111	681	681
Benefit plans (net of tax of $1,948, $479 and $11,134, respectively)	(2,745)	(674)	(15,699)
Reclassifications of benefit plans actuarial losses and prior service costs to net income (net of tax of $(333), $(304) and $(2,414), respectively)	394	430	3,406
Reclassifications of pension plans actuarial losses and prior service costs to regulatory assets (net of tax of $(59,078))	—	—	83,302
Comprehensive income	$79,914	$94,759	$161,948

See accompanying notes to consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended September 30,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$87,898	$105,196	$90,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,792	52,546	53,476
Deferred income taxes, net	53,247	50,823	63,654
Pension expense, net of contributions paid	(17,431)	(6,292)	6,698
Provision for uncollectible accounts	6,286	9,137	10,651
Other, net	2,490	(4,526)	10,257
Net change in:
Accounts receivable and accrued utility revenues	5,461	(4,583)	2,847
Inventories	36,929	14,596	77,740
Deferred fuel costs, net of changes in unsettled derivatives	(8,190)	12,842	(18,500)
Accounts payable	(6,718)	9,229	7,424
Storage agreement security deposits	—	—	3,500
Other current assets	(5,063)	(3,817)	(15,511)
Other current liabilities	2,041	(14,401)	(889)
Net cash provided by operating activities	209,742	220,750	291,605
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(114,090)	(98,856)	(81,595)
Net costs of property, plant and equipment disposals	(4,922)	(3,537)	(3,980)
Decrease (increase) in restricted cash	4,308	390	(4,698)
Net cash used by investing activities	(114,704)	(102,003)	(90,273)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(70,615)	(99,490)	(74,008)
Increase (decrease) in bank loans	9,200	(17,000)	(137,000)
Repayments of long-term debt	(40,000)	—	—
Excess tax benefits from equity-based payment arrangements	369	692	471
Net cash used by financing activities	(101,046)	(115,798)	(210,537)
Cash and cash equivalents (decrease) increase	$(6,008)	$2,949	$(9,205)
CASH AND CASH EQUIVALENTS:
End of year	$1,259	$7,267	$4,318
Beginning of year	7,267	4,318	13,523
(Decrease) increase	$(6,008)	$2,949	$(9,205)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$29,902	$39,151	$39,917
Income taxes	$6,728	$13,856	$6,217
See accompanying notes to consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(Thousands of dollars)

	Year Ended September 30,
	2012	2011	2010
Common stock, without par value
Balance, beginning of year	$60,259	$60,259	$60,259
Balance, end of year	$60,259	$60,259	$60,259

Retained earnings
Balance, beginning of year	$212,096	$217,960	$201,710
Net income	87,898	105,196	90,258
Cash dividends — Common Stock	(70,615)	(99,490)	(74,008)
Dividends of net assets	—	(11,570)	—
Balance, end of year	$229,379	$212,096	$217,960

Additional paid-in capital
Balance, beginning of year	$468,323	$467,631	$467,160
Excess tax benefits on equity-based compensation	369	692	471
Balance, end of year	$468,692	$468,323	$467,631

Accumulated other comprehensive income (loss)
Balance, beginning of year	$(21,833)	$(11,396)	$(83,086)
Net losses on derivative instruments	(6,744)	(10,874)	—
Reclassifications of net losses on derivative instruments	1,111	681	681
Benefit plans, principally actuarial losses	(2,745)	(674)	(15,699)
Reclassifications of benefit plans actuarial losses and prior service costs	394	430	3,406
Reclassifications of pension plans actuarial losses and prior service costs to regulatory asset	—	—	83,302
Balance, end of year	$(29,817)	$(21,833)	$(11,396)

Total UGI Utilities, Inc. stockholder's equity	$728,513	$718,845	$734,454
See accompanying notes to consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)
1. NATURE OF OPERATIONS
Nature of Operations
UGI Utilities, Inc. (“UGI Utilities”), a wholly owned subsidiary of UGI Corporation (“UGI”), and UGI Utilities’ wholly owned subsidiaries UGI Penn Natural Gas, Inc. (“PNG”) and UGI Central Penn Gas, Inc. (“CPG”), own and operate natural gas distribution utilities in eastern, northeastern and central Pennsylvania and in a portion of one Maryland county. UGI Utilities also owns and operates an electric distribution utility in northeastern Pennsylvania (“Electric Utility”). UGI Utilities’ natural gas distribution utility is referred to as “UGI Gas.” UGI Gas, PNG and CPG are collectively referred to as “Gas Utility.” Gas Utility is subject to regulation by the Pennsylvania Public Utility Commission (“PUC”) and, with respect to a small service territory in one Maryland county, the Maryland Public Service Commission, and Electric Utility is subject to regulation by the PUC. Gas Utility and Electric Utility are collectively referred to as “Utilities.” PNG also has a heating, ventilation and air-conditioning service business ("UGI Penn HVAC Services, Inc.") which operates principally in the PNG service territory.
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
For additional information regarding the effects of rate regulation, see Note 4.
Fair Value Measurements
We apply fair value measurements to certain assets and liabilities, principally our commodity derivative instruments. Fair value in GAAP is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Fair value is based upon assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and risks inherent in valuation techniques and inputs to valuations. This includes not only the credit standing of counterparties and credit enhancements but also the impact of our own nonperformance risk on our liabilities. Fair value measurements require that we assume that the transaction occurs in the principal market for the asset or liability or in the absence of a principal market, the most advantageous market for the asset or liability (the market for which the reporting entity would be able to maximize the amount received or minimize the amount

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

paid). We evaluate the need for credit adjustments to our derivative instrument fair values in accordance with the requirements noted above. Such adjustments were not material to the fair values of our derivative instruments.
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

•
Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. We did not have any derivative financial instruments categorized as Level 3 at September 30, 2012 or 2011.

The fair value hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3). In some cases, the inputs to measure fair value might fall into different levels of the fair value hierarchy. The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability. See Note 13 for additional information on fair value measurements.
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
For a more detailed description of the derivative instruments we use, our accounting for derivatives, our objectives for using them and related supplemental information required by GAAP, see Note 14.
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
Comprehensive Income
The components of AOCI at September 30, 2012 and 2011, follow:

	Postretirement Benefit Plans	Derivative Instruments Net Losses	Total
September 30, 2012	$(10,756)	$(19,061)	$(29,817)
September 30, 2011	$(8,377)	$(13,456)	$(21,833)
Comprehensive income comprises net income and other comprehensive income (loss). Other comprehensive (loss) income of $(7,984), $(10,473) and $71,690 for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively, principally reflects gains and losses on derivative instruments accounted for as cash flow hedges and changes in actuarial gains and losses on postretirement benefit plans. Other comprehensive income in Fiscal 2010 also includes the reclassification of $83,302 of accumulated other comprehensive losses associated with UGI Utilities’ pension plan, principally actuarial losses, to regulatory assets and deferred income taxes as a result of an August 2010 PUC order regarding regulatory treatment of the pension plan’s funded status (see Note 4). Other comprehensive income (loss) for all periods presented also includes reclassifications of net losses on interest rate protection agreements (“IRPAs”).
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
We record depreciation expense for Utilities’ plant and equipment on a straight-line basis over the estimated average remaining

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

lives of the various classes of its depreciable property. Depreciation expense as a percentage of the related average depreciable base for Gas Utility was 2.2% in Fiscal 2012, 2.3% in Fiscal 2011 and 2.3% in Fiscal 2010. Depreciation expense as a percentage of the related average depreciable base for Electric Utility was 2.4% in Fiscal 2012, 2.6% in Fiscal 2011 and 2.6% in Fiscal 2010. When Utilities retires depreciable utility plant and equipment, we charge the original cost to accumulated depreciation for financial accounting purposes.
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
Goodwill
Our goodwill is the result of business acquisitions. We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level. A reporting unit is the operating segment, or a business one level below the operating segment (a component) if discrete financial information is prepared and regularly reviewed by segment management. Components are aggregated as a single reporting unit if they have similar economic characteristics. We are required to recognize an impairment charge under GAAP if the carrying amount of a reporting unit exceeds its fair value and the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill. The Company adopted new accounting guidance regarding goodwill impairment during Fiscal 2012 which permits us, in certain circumstances, to perform a qualitative approach to determine if it is more likely than not that the carrying value of a reporting unit is greater than its fair value (see Note 3). No provisions for goodwill impairments were recorded during Fiscal 2012, Fiscal 2011 or Fiscal 2010.
Impairment of Long-Lived Assets
We evaluate the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate recoverability based upon undiscounted future cash flows expected to be generated by such assets. No provisions for impairments were recorded during Fiscal 2012, Fiscal 2011 or Fiscal 2010.
Employee Retirement Plans
We use a market-related value of plan assets and an expected long-term rate of return to determine the expected return on assets of our pension and other postretirement plans. The market-related value of plan assets, other than equity investments, is based upon fair values. The market-related value of equity investments is calculated by rolling forward the prior-year’s market-related value with contributions, disbursements and the expected return on plan assets. One third of the difference between the expected and the actual value is then added to or subtracted from the expected value to determine the new market-related value (see Note 9).
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
For additional information on our equity-based compensation plans and related disclosures, see Note 11.
Environmental Matters
We are subject to environmental laws and regulations intended to mitigate or remove the effect of past operations and improve or maintain the quality of the environment. These laws and regulations require the removal or remedy of the effect on the environment of the disposal or release of certain specified hazardous substances at current or former operating sites.
Environmental reserves are accrued when assessments indicate that it is probable that a liability has been incurred and an amount can reasonably be estimated. Amounts recorded as environmental liabilities on the balance sheets represent our best estimate of costs expected to be incurred or, if no best estimate can be made, the minimum liability associated with a range of expected environmental investigation and remediation costs. Our estimated liability for environmental contamination is reduced

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. In those instances for which the amount and timing of cash payments associated with environmental investigation and cleanup are reliably determinable, we discount such liabilities to reflect the time value of money. We intend to pursue recovery of incurred costs through all appropriate means, including regulatory relief. UGI Gas is permitted to amortize as removal costs site-specific environmental investigation and remediation costs, net of related third-party payments, associated with Pennsylvania sites. UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs, and CPG and PNG are currently receiving regulatory recovery of estimated environmental investigation and remediation costs associated with Pennsylvania sites. For further information, see Note 12.
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

Fair Value Measurements. In May 2011, the FASB issued new accounting guidance on fair value measures and related disclosure requirements. The new guidance results in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). The new guidance applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, liability or an instrument classified in shareholders' equity. Among other things, the new guidance requires quantitative information about unobservable inputs, valuation processes and sensitivity analysis associated with fair value measurements categorized within Level 3 of the fair value hierarchy. The new guidance became effective for our interim period ending March 31, 2012, and is required to be applied prospectively. The adoption of this accounting guidance did not have a material impact on our financial statements.
New Accounting Standard Not Yet Adopted

Disclosures about Offsetting Assets and Liabilities. In December 2011, the FASB issued new guidance regarding disclosures about offsetting assets and liabilities. The new guidance requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The amendments will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with other GAAP or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013 (Fiscal 2014), and interim periods within those annual periods. We are currently evaluating the impact of the new guidance on our future disclosures.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

4. REGULATORY ASSETS AND LIABILITIES AND REGULATORY MATTERS
The following regulatory assets and liabilities associated with Utilities are included in our accompanying balance sheets at September 30:

	2012	2011
Regulatory assets:
Income taxes recoverable	$103,172	$97,947
Underfunded pension and postretirement plans	188,222	150,669
Environmental costs	16,812	19,547
Deferred fuel and power costs	11,602	12,163
Removal costs, net	12,718	12,313
Other	5,879	7,816
Total regulatory assets	$338,405	$300,455
Regulatory liabilities:
Postretirement benefits	$13,147	$11,476
Environmental overcollections	2,883	4,758
Deferred fuel and power refunds	4,435	6,578
State tax benefits — distribution system repairs	7,385	6,282
Other	494	736
Total regulatory liabilities	$28,344	$29,830
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
Underfunded pension and other postretirement plans. This regulatory asset represents the portion of prior service cost and net actuarial losses associated with pension and other postretirement benefits which are probable of being recovered through future rates based upon established regulatory practices. These regulatory assets are adjusted annually or more frequently under certain circumstances when the funded status of the plans is recorded in accordance with GAAP. These costs are amortized over the average remaining future service lives of plan participants.
Environmental costs. Environmental costs represent amounts actually spent by UGI Gas to clean up sites in Pennsylvania as well as the portion of estimated probable future environmental remediation and investigation costs principally at manufactured gas plant (“MGP”) sites that CPG and PNG expect to incur in conjunction with remediation consent orders and agreements with the Pennsylvania Department of Environmental Protection (see Note 12). UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of prudently incurred remediation costs at Pennsylvania sites. PNG and CPG are currently recovering and expect to continue to recover environmental remediation and investigation costs in base rate revenues. At September 30, 2012, the period over which PNG and CPG expect to recover these costs will depend upon future remediation activity.
Deferred fuel and power — costs and refunds. Gas Utility’s tariffs and, commencing January 1, 2010, Electric Utility’s default service (“DS”) tariffs (as further described below under “Electric Utility DS Rates”) contain clauses which permit recovery of all prudently incurred purchased gas and power costs through the application of purchased gas cost (“PGC”) rates in the case of Gas Utility and DS rates in the case of Electric Utility. The clauses provide for periodic adjustments to PGC and DS rates for differences between the total amount of purchased gas and electric generation supply costs collected from customers and recoverable costs incurred. Net undercollected costs are classified as a regulatory asset and net overcollections are classified as a regulatory liability.
Gas Utility uses derivative financial instruments to reduce volatility in the cost of gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative financial instruments are included in deferred fuel costs or refunds. Net unrealized gains (losses) on such contracts at September

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

30, 2012 and 2011, were $5,303 and $(3,081), respectively.

Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. During Fiscal 2010, Electric Utility determined that it could no longer assert that it would take physical delivery of substantially all of the electricity it had contracted for under its forward power purchase agreements and, as a result, such contracts no longer qualified for the normal purchases and normal sales exception under GAAP related to derivative financial instruments. As a result, Electric Utility's electricity supply contracts are required to be recorded on the balance sheet at fair value with an associated adjustment to regulatory assets or liabilities in accordance with GAAP relating to rate-regulated entities. At September 30, 2012 and 2011, the fair values of Electric Utility's electricity supply contracts were losses of $9,207 and $8,655, respectively, which amounts are reflected in current derivative financial instruments and other noncurrent liabilities on the Consolidated Balance Sheets with equal and offsetting amounts reflected in deferred fuel and power costs in the table above.

In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains financial transmission rights (“FTRs”). FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its DS costs commencing January 1, 2010, realized and unrealized gains or losses on FTRs associated with periods beginning January 1, 2010 are included in deferred fuel and power costs or deferred fuel and power refunds. At September 30, 2012 and 2011, such gains or losses were not material.

Removal costs, net. This regulatory asset represents costs incurred, net of salvage, associated with the retirement of depreciable utility plant. At September 30, 2012, UGI Utilities expects to recover these costs over periods of 1 to 5 years.
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
State income tax benefits — distribution system repairs. This regulatory liability represents Pennsylvania state income tax benefits, net of federal income tax expense, resulting from the deduction for income tax purposes of repair and maintenance costs associated with Gas Utility or Electric Utility assets which are capitalized for regulatory and GAAP reporting. The tax benefits associated with these repair and maintenance deductions will be reflected as a reduction to income tax expense over the remaining tax lives of the related book assets.
Other. Other regulatory assets comprise a number of items including, among others, deferred postretirement costs, deferred asset retirement costs, deferred rate case expenses, customer choice implementation costs and deferred software development costs. At September 30, 2012, UGI Utilities expects to recover these costs over periods of approximately 1 to 5 years.
UGI Utilities’ regulatory liabilities relating to postretirement benefits, environmental overcollections and state tax benefits — distribution system repairs are included in other noncurrent liabilities on the Consolidated Balance Sheets. UGI Utilities does not recover a rate of return on its regulatory assets.
Other Regulatory Matters
Distribution System Improvement Charge Legislation. On April 14, 2012, legislation enabling gas and electric utilities in Pennsylvania to seek surcharge recovery of eligible capital investment in distribution system infrastructure improvement projects became effective. The surcharge enabled by the legislation is known as a distribution system improvement charge (“DSIC”). The primary benefit to a company from a DSIC surcharge is the elimination of regulatory lag, or delayed rate recognition, that occurs under traditional ratemaking relating to qualifying capital expenditures, for up to five percent of distribution rates. To be eligible for a DSIC, a utility must have filed a general rate filing within five years of its petition seeking permission to include a DSIC in its tariff. Filings to implement a DSIC surcharge may be filed no earlier than January 2, 2013.

Allentown, Pennsylvania Natural Gas Incident. On October 3, 2012, UGI Utilities and the PUC Bureau of Investigation and Enforcement (“PUC Staff”) submitted a Joint Settlement Petition (“Joint Settlement”) to settle all regulatory compliance issues

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

raised in the PUC Staff's formal complaint, issued on June 11, 2012 ("PUC Staff Complaint"), pertaining to a natural gas explosion which occurred on February 9, 2011, in Allentown, Pennsylvania and resulted in five deaths, several personal injuries and significant property damage (the “Incident”). The PUC Staff Complaint had alleged that UGI Utilities had committed six violations of gas safety regulations and UGI Utilities' operating procedures related to its cast iron main replacement and gas odorant monitoring programs, and its emergency response to the Incident. As part of the Joint Settlement, UGI Utilities has agreed (i) to the assessment of a $386 civil penalty; (ii) to accelerate the time frame for UGI Utilities, CPG, and PNG to replace the remainder of its cast iron mains to 14 years, and (iii) to install odorant monitoring and injection equipment in its natural gas system at a number of supply points, but does not concede to having violated any regulation or operating procedure. Under the Joint Settlement, UGI Utilities, CPG and PNG have also agreed to not seek recovery of the related annual cost of capital return requirements through a DSIC for a period of 24 months but are permitted to retain the current 30-year timeframe for replacing the remainder of their bare steel mains. On October 31, 2012, the PUC administrative law judge issued an initial decision approving the settlement. The provisions of the Joint Settlement will become effective if the initial decision becomes final or if the PUC determines to review the initial decision and issues a final order approving the terms and conditions of the Joint Settlement without modification. The Company does not believe that the cost of complying with the requirements of the Joint Settlement will have a material impact on UGI Utilities' consolidated financial position, results of operations or cash flows.
CPG Base Rate Filing. On January 14, 2011, CPG filed a request with the PUC to increase its operating revenues by $16,500 annually. Among other things, the increased revenues would fund system improvements and operations necessary to maintain safe and reliable natural gas service and fund new programs that would provide rebates and other incentives for customers to install new high-efficiency equipment (collectively, “Energy and Efficiency Conservation Program”). On June 23, 2011, a Joint Petition for Approval of Settlement of All Issues (“Joint Petition”) was filed with the PUC based upon agreements with the active parties regarding the requested base operating revenue increase. On August 11, 2011, the PUC approved the settlement agreement which resulted in an increase in annual base rate revenues of $8,000 as well as $900 in revenues per year for use in CPG's Energy and Efficiency Conservation Program. The increase became effective August 30, 2011. During Fiscal 2012, the PUC reversed its earlier decision related to the $900 increase in revenue associated with the Energy and Efficiency Conservation Program and required CPG to refund revenue it had collected for that program.
Electric Utility DS Rates. Beginning January 1, 2010, Electric Utility operates under a DS rate mechanism approved by the PUC that allows for full recovery of all DS costs incurred on and after January 1, 2010. Prior to January 1, 2010, the terms and conditions under which Electric Utility provided provider of last resort (“POLR”) service, and rules governing the rates that may be charged for such service through December 31, 2009, were established in a series of PUC approved settlements (collectively, the “POLR Settlement”). In accordance with the POLR Settlement, Electric Utility could increase its POLR rates up to certain limits through December 31, 2009.

Transfers of Assets. On October 21, 2010, the Federal Energy Regulatory Commission (“FERC”) approved and later affirmed CPG's application to abandon a storage service and approved the transfer of its Tioga, Meeker and Wharton natural gas storage facilities, along with related assets, to UGI Storage Company, a subsidiary of UGI Energy Services, Inc. ("Energy Services"), a second-tier wholly owned subsidiary of UGI. The PUC approved the transfer subject to, among other things, a reduction in base rates and CPG's agreement to charge PGC customers, for a period of three years, no more for storage services from the transferred assets than they would have paid before the transfer, to the extent used. On April 1, 2011, the storage facilities were dividended to UGI and subsequently contributed to UGI Storage Company. The net book value of the storage facility assets transferred was $10,949 which amount, net of related deferred taxes of $308, is reflected as a dividend of net assets on the Fiscal 2011 Consolidated Statement of Stockholder's Equity. Compliance with the provisions of the PUC Order approving the transfer of the storage assets did not have a material impact on the results of operations of Gas Utility. Concurrent with the April 1, 2011 transfer, CPG entered into a one-year firm storage service agreement with UGI Storage Company.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

5. INVENTORIES
Inventories comprise the following at September 30:

	2012	2011
Gas Utility natural gas	$57,663	$95,590
Materials, supplies and other	9,671	8,673
Total inventories	$67,334	$104,263
At September 30, 2012, UGI Utilities is a party to three storage contract administrative agreements (“SCAAs”), two of which expired in October 2012 and one of which expires in October 2013. Pursuant to these and predecessor SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the terms of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represent a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished), are included in the caption “Gas Utility natural gas” in the table above. The carrying value of gas storage inventories released under the SCAAs at September 30, 2012 and 2011, comprising 11.4 billion cubic feet (“bcf”) and 11.5 bcf of natural gas was $32,627 and $54,658, respectively. At September 30, 2012 and 2011, UGI Utilities held a total of $22,500 of security deposits received from its SCAA counterparties. These amounts are included in other current liabilities on the Consolidated Balance Sheets. Effective November 1, 2012, UGI Utilities entered into two new SCAAs having terms of three years (see Note 17).
6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprise the following categories at September 30:

	2012	2011
Distribution	$2,047,780	$1,951,889
Transmission	85,430	83,419
General and other, including construction in process	162,459	165,713
Total property, plant and equipment	$2,295,669	$2,201,021

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

7. DEBT
Long-term debt comprises the following at September 30:

	2012	2011
Senior Notes:
6.375%, due September 2013	$108,000	$108,000
5.75%, due September 2016	175,000	175,000
6.21%, due September 2036	100,000	100,000
Medium-Term Notes:
5.53%, due September 2012	—	40,000
5.37%, due August 2013	25,000	25,000
5.16%, due May 2015	20,000	20,000
7.37%, due October 2015	22,000	22,000
5.64%, due December 2015	50,000	50,000
6.17%, due June 2017	20,000	20,000
7.25%, due November 2017	20,000	20,000
5.67%, due January 2018	20,000	20,000
6.50%, due August 2033	20,000	20,000
6.13%, due October 2034	20,000	20,000
Total long-term debt	600,000	640,000
Less: current maturities	(133,000)	(40,000)
Total long-term debt due after one year	$467,000	$600,000
Principal payments on long-term debt during the next five fiscal years is as follows: $133,000 is due in Fiscal 2013; $0 is due in Fiscal 2014; $20,000 is due in Fiscal 2015; $247,000 is due in Fiscal 2016; and $20,000 is due in Fiscal 2017.

UGI Utilities has an unsecured credit agreement (the “UGI Utilities 2011 Credit Agreement”) with a group of banks providing for borrowings up to $300,000 (including a $100,000 sublimit for letters of credit) which expires in October 2015. Under the UGI Utilities 2011 Credit Agreement, UGI Utilities may borrow at various prevailing market interest rates, including LIBOR and the banks' prime rate, plus a margin. The margin on such borrowings ranges from 0.0% to 2.0% and is based upon the credit ratings of certain indebtedness of UGI Utilities. UGI Utilities had borrowings outstanding under the UGI Utilities 2011 Credit Agreement, which we classify as bank loans, totaling $9,200 at September 30, 2012. There were no amounts outstanding under the UGI Utilities 2011 Credit Agreement at September 30, 2011. The weighted-average interest rate on the UGI Utilities 2011 Credit Agreement borrowings at September 30, 2012 was 1.21%. Issued and outstanding letters of credit, which reduce available borrowings under the UGI Utilities 2011 Credit Agreement, totaled $2,000 at September 30, 2012 and 2011.

The UGI Utilities 2011 Credit Agreement requires UGI Utilities not to exceed a ratio of Consolidated Debt to Consolidated Total Capital, as defined.
8. INCOME TAXES
The provisions for income taxes consist of the following:

	2012	2011	2010
Current expense (benefit):
Federal	$(909)	$10,447	$(8,577)
State	2,735	2,227	1,848
Total current expense (benefit)	1,826	12,674	(6,729)
Deferred expense	53,593	51,174	64,022
Investment tax credit amortization	(346)	(351)	(368)
Total income tax expense	$55,073	$63,497	$56,925

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

A reconciliation from the U.S. federal statutory tax rate to our effective tax rate is as follows:

	2012	2011	2010
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Difference in tax rate due to:
State income taxes, net of federal	4.1	1.6	4.3
Other, net	(0.6)	1.0	(0.6)
Effective tax rate	38.5%	37.6%	38.7%

Pennsylvania utility ratemaking practice permits the flow through to ratepayers of state tax benefits resulting from accelerated tax depreciation. For Fiscal 2012, Fiscal 2011 and Fiscal 2010, the beneficial effects of state tax flow through of accelerated depreciation reduced tax expense by $3,198, $7,926 and $2,552, respectively. The state tax flow through amounts in Fiscal 2012 and Fiscal 2011 reflect the impact of 2010 U.S. Federal tax legislation that allowed taxpayers to fully deduct qualifying capital expenditures incurred after September 8, 2010, through the end of calendar 2011, when such property is placed in service before 2012. This legislation was also permitted for Pennsylvania state corporate income tax purposes.
Deferred tax liabilities (assets) comprise the following at September 30:

	2012	2011
Excess book basis over tax basis of property, plant and equipment	$330,937	$293,457
Goodwill	26,998	22,446
Regulatory assets	140,416	124,669
Other	601	487
Gross deferred tax liabilities	498,952	441,059
Pension plan liabilities	(72,652)	(62,818)
Allowance for doubtful accounts	(1,489)	(2,642)
Deferred investment tax credits	(1,914)	(2,057)
Employee-related expenses	(4,859)	(8,032)
Regulatory liabilities	(11,761)	(12,378)
Environmental liabilities	(7,195)	(7,749)
Derivative financial instruments	(16,264)	(11,931)
Other	(12,202)	(14,512)
Gross deferred tax assets	(128,336)	(122,119)
Net deferred tax liabilities	$370,616	$318,940
We join with UGI and its subsidiaries in filing a consolidated federal income tax return. We are charged or credited for our share of current taxes resulting from the effects of our transactions in the UGI consolidated federal income tax return including giving effect to intercompany transactions. UGI’s federal income tax returns are settled through the tax year 2009.
We file separate company income tax returns in a number of states but are subject to state income tax principally in Pennsylvania. Pennsylvania income tax returns are generally subject to examination for a period of three years after the filing of the respective returns.
During Fiscal 2012, Fiscal 2011 and Fiscal 2010, interest (income) expense of $(209), $219 and $25, respectively, was recognized in income taxes in the Consolidated Statements of Income. As of September 30, 2012, we have unrecognized income tax benefits totaling $1,104 including related accrued interest of $56. If these unrecognized tax benefits were subsequently recognized, $33 would be recorded as a benefit to income taxes on the consolidated statement of income and, therefore, would impact the effective tax rate. Generally, a net reduction in unrecognized tax benefits could occur because of expiration of the statute of limitations in certain jurisdictions or as a result of settlements with tax authorities. Included in the balance at September 30, 2012, are $1,048 of tax positions for which the deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the current deduction would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. There are no expected changes in unrecognized tax benefits and related interest in the next twelve months.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at September 30, 2009	$634
Additions for tax positions of the current year	3,907
Additions for tax positions of prior years	9
Decreases for tax positions related to prior years	(25)
Settlements with tax authorities	(331)
Balance at September 30, 2010	4,194
Additions for tax positions of the current year	920
Settlements with tax authorities	(216)
Balance at September 30, 2011	4,898
Additions for tax positions of prior years	81
Settlements with tax authorities	(3,931)
Balance at September 30, 2012	$1,048

In accordance with accounting guidance regarding uncertain tax positions, during Fiscal 2012 and Fiscal 2011, the Company added $124 and $1,195, respectively, to its liability for unrecognized tax benefits including interest related to its change in method of accounting for capitalizing certain repairs and maintenance costs associated with its Gas Utility and Electric Utility assets beginning with the tax year ended September 30, 2009. However, because this tax matter relates only to the timing of deductibility, we have recorded an offsetting deferred tax asset of an equal amount. For further information regarding the regulatory impact of this change, see Note 4.
9. EMPLOYEE RETIREMENT PLANS
Defined Benefit Pension and Other Postretirement Plans

We currently sponsor one defined benefit pension plan for employees hired prior to January 1, 2009, of UGI, UGI Utilities, PNG, CPG and certain of UGI's other domestic wholly owned subsidiaries. In addition, we provide postretirement health care benefits to certain retirees and postretirement life insurance benefits to nearly all active and retired employees. Effective December 31, 2010, we merged our then-existing two defined benefit pension plans ("Pension Plan Merger"). The Company's two pension plans prior to the Pension Plan Merger, and the remaining pension plan after the Pension Plan Merger, are hereafter referred to as the "Pension Plan.”

As a result of the Pension Plan Merger and in accordance with GAAP relating to accounting for retirement benefits, the Company remeasured the combined plan's assets and benefit obligations as of December 31, 2010, which decreased pension and postretirement obligations by $46,672; decreased associated regulatory assets by $43,150; and increased pre-tax other comprehensive income by $3,522.
The following table provides a reconciliation of the projected benefit obligations (“PBOs”) of the Pension Plan, the accumulated benefit obligations (“ABOs”) of our other postretirement benefit plans, plan assets and the funded status of the Pension Plan and other postretirement plans as of September 30, 2012 and 2011. ABO is the present value of benefits earned to date with benefits based upon current compensation levels. PBO is ABO increased to reflect future compensation.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Change in benefit obligations:
Benefit obligations — beginning of year	$456,714	$464,977	$13,333	$15,140
Service cost	8,063	8,151	162	217
Interest cost	24,095	23,815	665	701
Actuarial loss (gain)	74,676	(20,772)	1,464	(1,516)
Plan amendments	—	—	—	(126)
Benefits paid	(19,943)	(19,457)	(1,064)	(1,083)
Benefit obligations — end of year	$543,605	$456,714	$14,560	$13,333
Change in plan assets:
Fair value of plan assets — beginning of year	$289,764	$287,902	$9,805	$10,007
Actual gain on assets	50,550	2,601	1,741	149
Employer contributions	31,172	18,718	723	732
Benefits paid	(19,943)	(19,457)	(1,064)	(1,083)
Fair value of plan assets — end of year	$351,543	$289,764	$11,205	$9,805
Funded status of the plans — end of year	$(192,062)	$(166,950)	$(3,355)	$(3,528)
(Liabilities) recorded in the balance sheet:
Unfunded liabilities — included in other current liabilities	$(15,802)	$(27,600)	$(654)	$(628)
Unfunded liabilities — included in other noncurrent liabilities	(176,260)	(139,350)	(2,701)	(2,898)
Net amount recognized	$(192,062)	$(166,950)	$(3,355)	$(3,526)
Amounts recorded in stockholder’s equity (pre-tax):
Prior service cost (credit)	$152	$174	$(79)	$(91)
Net actuarial loss (gain)	18,099	14,452	164	(168)
Total	$18,251	$14,626	$85	$(259)
Amounts recorded in regulatory assets and liabilities (pre-tax):
Prior service cost (credit)	$1,550	$1,775	$(2,766)	$(3,188)
Net actuarial loss	184,464	146,899	5,815	6,294
Total	$186,014	$148,674	$3,049	$3,106
In Fiscal 2013, we estimate that we will amortize approximately $15,200 of net actuarial losses and $200 of prior service credits from stockholder’s equity and regulatory assets.
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

	Pension Plan				Other Postretirement Benefits
Weighted-average assumptions:	2012	2011(a)	2010	2009	2012	2011	2010	2009
Discount rate	4.20%	5.30%	5.00%	5.50%	4.20%	5.30%	5.00%	5.50%
Expected return on plan assets	7.75%	8.00%	8.50%	8.50%	5.20%	5.50%	5.50%	5.50%
Rate of increase in salary levels	3.25%	3.50%	3.75%	3.75%	3.25%	3.50%	3.75%	3.75%
(a) The discount rates used during Fiscal 2011 to calculate pension expense were rates of 5.0% through December 31, 2010 (the date of the Pension Plan Merger) and 5.5% for the remainder of Fiscal 2011.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

The ABOs for the Pension Plan were $496,395 and $414,985 as of September 30, 2012 and 2011, respectively. Included in the end of year Pension Plan PBOs above are $48,570 at September 30, 2012, and $40,908 at September 30, 2011, relating to employees of UGI and certain of its other subsidiaries. Included in the end of year other postretirement plans ABOs above are $869 at September 30, 2012, and $675 at September 30, 2011, relating to employees of UGI and certain of its other subsidiaries.
Net periodic pension expense and other postretirement benefit costs relating to the Company’s employees include the following components:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Service cost	$7,025	$7,176	$6,980	$152	$202	$175
Interest cost	22,376	22,047	21,137	639	678	752
Expected return on assets	(23,762)	(23,937)	(23,433)	(481)	(523)	(508)
Curtailment gain	—	—	—	—	(3,245)	—
Amortization of:
Prior service cost (benefit)	249	302	36	(422)	(694)	(406)
Actuarial loss	7,853	6,838	5,331	355	427	231
Net benefit cost (income)	13,741	12,426	10,051	243	(3,155)	244
Change in associated regulatory liabilities	—	—	—	3,188	3,138	3,137
Benefit cost (income) after change in regulatory liabilities	$13,741	$12,426	$10,051	$3,431	$(17)	$3,381
Pension Plan assets are held in trust. It is our general policy to fund amounts for Pension Plan benefits equal to at least the minimum contribution required by ERISA. From time to time we may, at our discretion, contribute additional amounts. During Fiscal 2012, Fiscal 2011 and Fiscal 2010, we made contributions to the Pension Plan of $31,172, $18,718 and $3,353, respectively. We believe that in Fiscal 2013 we will be required to make contributions to the Pension Plan of approximately $15,802.
UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs determined under GAAP. The difference between such amounts calculated under GAAP and the amounts included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. The required contribution to the VEBA during Fiscal 2013 is not expected to be material.
Expected payments for pension benefits and other postretirement welfare benefits are as follows:

	Pension Benefits	Other Postretirement Benefits
Fiscal 2013	$21,974	$1,491
Fiscal 2014	23,031	1,501
Fiscal 2015	24,172	1,490
Fiscal 2016	25,403	1,457
Fiscal 2017	26,661	1,401
Fiscal 2018 - 2022	151,374	6,510
The assumed health care cost trend rates are 7.0% for Fiscal 2013, decreasing to 5.0% in Fiscal 2017. A one percentage point change in the assumed health care cost trend rate would not have had a material impact on Fiscal 2012 other postretirement benefit cost or the September 30, 2012, other postretirement benefit ABO.
We also sponsor an unfunded and non-qualified supplemental executive retirement income plan. At September 30, 2012 and 2011, the projected benefit obligations of this plan were $2,507 and $2,232, respectively. We recorded expense for this plan of $255 in Fiscal 2012, $583 in Fiscal 2011 and $249 in Fiscal 2010.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

Pension Plan and VEBA Assets. The assets of the Pension Plan and the VEBA are held in trust. The investment policies and asset allocation strategies for the assets in these trusts are determined by an investment committee comprising officers of UGI and UGI Utilities. The overall investment objective of the Pension Plan and the VEBA is to achieve the best long-term rates of return within prudent and reasonable levels of risk. To achieve the stated objective, investments are made principally in publicly traded, diversified equity and fixed income mutual funds and UGI Common Stock.
The targets, target ranges and actual allocations for the Pension Plan and VEBA trust assets at September 30 are as follows:

			Target
	Actual		Asset	Permitted
Pension Plan:	2012	2011	Allocation	Range
Equity investments:
Domestic	53.5%	49.4%	52.5%	40.0% - 65.0%
International	10.5%	10.7%	12.5%	7.5% - 17.5%
Total	64.0%	60.1%	65.0%	60.0% - 70.0%
Fixed income funds & cash equivalents	36.0%	39.9%	35.0%	30.0% - 40.0%
Total	100.0%	100.0%	100.0%

			Target
	Actual		Asset	Permitted
VEBA:	2012	2011	Allocation	Range
Domestic equity investments	68.5%	62.2%	65.0%	60.0% - 70.0%
Fixed income funds & cash equivalents	31.5%	37.8%	35.0%	30.0% - 40.0%
Total	100.0%	100.0%	100.0%
Domestic equity investments include investments in large-cap mutual funds indexed to the S&P 500 and actively managed mid- and small-cap mutual funds. Investments in international equity mutual funds are indexed to various Morgan Stanley Composite indices. The fixed income investments comprise investments designed to match the duration of the Barclays Capital Aggregate Bond Index. According to statute, the aggregate holdings of all qualifying employer securities may not exceed 10% of the fair value of trust assets at the time of purchase. UGI Common Stock represented 7.5% and 7.6% of Pension Plan assets at September 30, 2012 and 2011, respectively. At September 30, 2012, there were no significant concentrations of risk (defined as greater than 10% of the fair value of total assets) associated with any individual company, industry sector or international geographic region.
GAAP establishes a hierarchy that prioritizes fair value measurements based upon the inputs and valuation techniques used to measure fair value. This fair value hierarchy groups assets into three levels, as described in Note 2. We maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value. The fair values of Pension Plan and VEBA trust assets are derived from quoted market prices as substantially all of these instruments have active markets. Cash equivalents are valued at the fund’s unit net asset value as reported by the trustee.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

The fair values of the Pension Plan's assets at September 30, 2012 and 2011, by asset class are as follows:

	Pension Plan
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
September 30, 2012:
Equity investments:
Domestic	$188,243	$—	$—	$188,243
International	36,908	—	—	36,908
Fixed income	123,332	—	—	123,332
Cash equivalents	—	3,060	—	3,060
Total	$348,483	$3,060	$—	$351,543
September 30, 2011:
Equity investments:
Domestic	$143,119	$—	$—	$143,119
International	31,030	—	—	31,030
Fixed income	113,592	—	—	113,592
Cash equivalents	—	2,023	—	2,023
Total	$287,741	$2,023	$—	$289,764
The fair values of the VEBA trust assets at September 30, 2012 and 2011, by asset class are as follows:

	VEBA
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
September 30, 2012:
Domestic equity	$7,678	$—	$—	$7,678
Fixed income	3,366	—	—	3,366
Cash equivalents	—	161	—	161
Total	$11,044	$161	$—	$11,205
September 30, 2011:
Domestic equity	$6,098	$—	$—	$6,098
Fixed income	3,320	—	—	3,320
Cash equivalents	—	388	—	388
Total	$9,418	$388	$—	$9,806
The expected long-term rates of return on Pension Plan and VEBA trust assets have been developed using a best estimate of expected returns, volatilities and correlations for each asset class. The estimates are based on historical capital market performance data and future expectations provided by independent consultants. Future expectations are determined by using simulations that provide a wide range of scenarios of future market performance. The market conditions in these simulations consider the long-term relationships between equities and fixed income as well as current market conditions at the start of the simulation. The

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

expected rate begins with a risk-free rate of return with other factors being added such as inflation, duration, credit spreads and equity risk premiums. The rates of return derived from this process are applied to our target asset allocation to develop a reasonable return assumption.
Defined Contribution Plan
We sponsor a 401(k) savings plan for eligible employees (“Utilities Savings Plan”). Generally, participants in the Utilities Savings Plan may contribute a portion of their compensation on a before-tax and after-tax basis. The Utilities Savings Plan provides for employer matching contributions. Those employees hired after December 31, 2008, who are not eligible to participate in the Pension Plan receive employer matching contributions at a higher rate. The cost of benefits under the Utilities Savings Plan totaled $1,690 in Fiscal 2012, $1,820 in Fiscal 2011 and $1,663 in Fiscal 2010.
10. SERIES PREFERRED STOCK
We have 2,000,000 shares of Series Preferred Stock authorized for issuance, including both series subject to and series not subject to mandatory redemption. We had no shares of Series Preferred Stock outstanding at September 30, 2012 or 2011.
11. EQUITY-BASED COMPENSATION
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
UGI Stock and UGI Performance Unit awards entitle the grantee to shares of UGI Common Stock or cash once the service condition is met and, with respect to UGI Performance Unit awards, subject to UGI market performance conditions. With respect to UGI Performance Unit awards, the actual number of shares (or their cash equivalent) ultimately issued, and the actual amount of dividend equivalents paid, is generally dependent upon the achievement of market performance and service conditions. UGI Performance Unit grant recipients are awarded a target number of Performance Units. The number of Performance Units ultimately paid at the end of the performance period (generally three years) may range from 0% to 200% of the target award based upon UGI’s Total Shareholder Return percentile rank relative to companies in the Standard & Poor’s Utilities Index for grants prior to January 1, 2011, and the Russell Midcap Utility Index (excluding telecommunications companies) for grants on or after January 1, 2011.
We use a Black-Scholes option-pricing model to estimate the fair value of UGI stock options. We use a Monte Carlo valuation approach to estimate the fair value of UGI Performance Unit awards. We recorded total net pre-tax equity-based compensation expense associated with both UGI Units and UGI stock options of $783 ($458 after-tax) during Fiscal 2012; $1,110 ($650 after-tax) during Fiscal 2011; and $853 ($499 after-tax) during Fiscal 2010.
As of September 30, 2012, there was $618 of unrecognized compensation cost related to non-vested UGI stock options that is expected to be recognized over a weighted-average period of 1.9 years. As of September 30, 2012, there was a total of $694 of unrecognized compensation expense associated with 68,633 UGI Unit awards that is expected to be recognized over a weighted average period of 1.9 years. At September 30, 2012 and 2011, total liabilities of $143 and $327, respectively, associated with UGI Unit awards are reflected in other current liabilities and other noncurrent liabilities on the Consolidated Balance Sheets.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

The following table summarizes UGI Unit award activity for Fiscal 2012:

	Total		Vested		Non-Vested
	Number of UGI Units	Weighted Average Grant Date Fair Value (per Unit)	Number of UGI Units	Weighted Average Grant Date Fair Value (per Unit)	Number of UGI Units	Weighted Average Grant Date Fair Value (per Unit)
September 30, 2011	59,799	$29.10	18,155	$27.33	41,644	$29.87
Granted	27,100	$29.89	7,764	$31.50	19,336	$29.25
Vested	—	$—	16,477	$28.18	(16,477)	$28.18
Performance criteria not met	(18,266)	$27.96	(18,266)	$27.96	—	$—
September 30, 2012	68,633	$29.72	24,130	$28.78	44,503	$30.23
12. COMMITMENTS AND CONTINGENCIES
Commitments
We lease various buildings and vehicles, computer and office equipment and other facilities under operating leases. Certain of our leases contain renewal and purchase options and also contain escalation clauses. Our aggregate rental expense for such leases was $6,362 in Fiscal 2012, $5,221 in Fiscal 2011 and $5,737 in Fiscal 2010.
Minimum future payments under operating leases that have initial or remaining noncancelable terms in excess of one year for the fiscal years ending September 30 are as follows: 2013— $5,361; 2014 — $4,250; 2015 — $3,445; 2016 — $3,115; 2017 — $1,803; after 2017 — $2,269.
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
Future contractual cash obligations under Gas Utility and Electric Utility supply, storage and service agreements existing at September 30, 2012, for fiscal years ending September 30 are as follows: 2013 — $219,035; 2014 — $121,492; 2015 — $84,824; 2016 — $66,377; 2017 — $49,584; after 2017 — $124,498.
Contingencies
Environmental Matters
CPG is party to a Consent Order and Agreement (“CPG-COA”) with the Pennsylvania Department of Environmental Protection (“DEP”) requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which manufactured gas plant (“MGP”) related facilities were operated (“CPG MGP Properties”) and to plug a minimum number of non-producing natural gas wells per year. In addition, PNG is a party to a Multi-Site Remediation Consent Order and Agreement (“PNG-COA”) with the DEP. The PNG-COA requires PNG to perform annually a specified level of activities associated with environmental investigation and remediation work at certain properties on which MGP-related facilities were operated (“PNG MGP Properties”). Under these agreements, environmental expenditures relating to the CPG MGP Properties and the PNG MGP Properties are capped at $1,800 and $1,100, respectively, in any calendar year. The CPG-COA terminates at the end of 2013. The PNG-COA terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date in March 2004. At September 30, 2012 and 2011, our accrued liabilities for environmental investigation and remediation costs related to the CPG-COA and the PNG-COA totaled $14,979 and $17,917, respectively. In accordance with GAAP related to rate-regulated entities, we have recorded associated regulatory assets in equal amounts.
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
The Company does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because (1) UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs and (2) CPG and PNG are currently receiving regulatory recovery of estimated environmental investigation and remediation costs associated with Pennsylvania sites. At September 30, 2012, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Gas was material for UGI Utilities.
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
Sag Harbor, New York Matter. By letter dated June 24, 2004, KeySpan Energy (“KeySpan”) informed UGI Utilities that KeySpan has spent $2,300 and expects to spend another $11,000 to clean up an MGP site it owns in Sag Harbor, New York. KeySpan believes that UGI Utilities is responsible for approximately 50% of these costs as a result of UGI Utilities’ alleged direct ownership and operation of the plant from 1885 to 1902. By letter dated June 6, 2006, KeySpan reported that the New York Department of Environmental Conservation has approved a remedy for the site that is estimated to cost approximately $10,000. KeySpan has indicated that the cost could be as high as $20,000. There have been no recent developments in this matter.
Omaha, Nebraska. By letter dated October 20, 2011, the City of Omaha and the Metropolitan Utilities District (“MUD”) notified UGI Utilities that they had been requested by the United States Environmental Protection Agency (“EPA”) to remediate a former manufactured gas plant site located in Omaha, Nebraska. According to a report prepared on behalf of the EPA identifying potentially responsible parties, a former subsidiary of a UGI Utilities' predecessor is identified as an owner and operator of the site. The City of Omaha and MUD have requested that UGI Utilities participate in the cost of remediation for this site. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated. In addition, UGI Utilities believes that it has strong defenses to any claims that may arise relating to the remediation of this site. By letter dated November 10, 2011, the EPA notified UGI Utilities of its investigation of the site in Omaha, Nebraska and issued an information request to UGI Utilities. UGI Utilities responded to the EPA's information request on January 17, 2012, and is cooperating with its investigation.
Other Matters
Allentown, Pennsylvania Natural Gas Incident. On February 9, 2011, a natural gas explosion occurred in Allentown, Pennsylvania which resulted in five deaths, several personal injuries and significant property damage (the “Incident”).
UGI Utilities has received more than one hundred property claims and a handful of personal injury and wrongful death claims in connection with the Incident. Many of the claims, including three wrongful death claims, several personal injury claims and more than ninety percent of the property claims received to date, have been settled. One wrongful death lawsuit has been filed in the Court of Common Pleas for Northampton County, Pennsylvania, by the executor of the estates of two of the decedents, Katherine Cruz and Ofelia Ben, in which plaintiffs seek compensatory and punitive damages related to the incident and against which the Company has filed preliminary objections. A second lawsuit, in which the property insurer for the Cruz residence and two other properties seeks compensation for the property damaged or destroyed in the Incident, was filed in the Court of Common Pleas for Lehigh County, but has since settled for an undisclosed sum. UGI Utilities maintains liability insurance for personal injury, wrongful death, property and casualty damages and believes that third-party claims associated with the explosion, in excess of a $500 deductible, will be recovered through UGI Utilities’ insurance and that there is no basis for a punitive damage award in

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

this matter. We continue to believe that claims and expenses associated with the explosion will not have a material impact on UGI Utilities’ consolidated financial position, results of operations or cash flows.
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
13. FAIR VALUE MEASUREMENTS
Derivative Financial Instruments
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of September 30, 2012 and 2011:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
September 30, 2012
Assets:
Derivative financial instruments
Commodity contracts	$5,468	$—	$—	$5,468
Liabilities:
Derivative financial instruments
Commodity contracts	$671	$8,766	$—	$9,437
Interest rate contracts	$—	$30,522	$—	$30,522

September 30, 2011
Assets:
Derivative financial instruments
Commodity contracts	$27	$41	$—	$68
Liabilities:
Derivative financial instruments
Commodity contracts	$4,102	$7,634	$—	$11,736
Interest rate contracts	$—	$18,585	$—	$18,585
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
Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (except for current

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amount and estimated fair value of our long-term debt (including current maturities) at September 30, 2012, were $600,000 and $700,708, respectively. The carrying amount and estimated fair value of our long-term debt (including current maturities) at September 30, 2011, were $640,000 and $737,233, respectively. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar types of debt (Level 2).
14. DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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
Commodity Price Risk

Gas Utility's tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. As permitted and agreed to by the PUC pursuant to Gas Utility's annual PGC filings, Gas Utility currently uses New York Mercantile Exchange (“NYMEX”) natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At September 30, 2012 and 2011, the volumes of natural gas associated with Gas Utility's unsettled NYMEX natural gas futures and option contracts totaled 19.2 million dekatherms and 15.1 million dekatherms, respectively. At September 30, 2012, the maximum period over which Gas Utility is hedging natural gas market price risk is 12 months. Gains and losses on natural gas futures contracts and any gains on natural gas option contracts are recorded in regulatory assets or liabilities on the Consolidated Balance Sheets in accordance with FASB's guidance in ASC 980 related to rate-regulated entities and reflected in cost of sales through the PGC mechanism (see Note 4).

Electric Utility's DS tariffs permit the recovery of all prudently incurred costs of electricity it sells to DS customers, including the cost of financial instruments used to hedge electricity costs. Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. During Fiscal 2010, Electric Utility determined that it could no longer assert that it would take physical delivery of substantially all of the electricity it had contracted for under its forward power purchase agreements and, as a result, such contracts no longer qualified for the normal purchases and normal sales exception. Accordingly, the fair value of these contracts are required to be recognized on the balance sheet and measured at fair value. At September 30, 2012 and 2011, the fair values of Electric Utility's forward purchase power agreements comprising losses of $9,207 and $8,655, respectively, are reflected in current derivative financial instrument liabilities and other noncurrent liabilities on the accompanying Consolidated Balance Sheets. In accordance with ASC 980 related to rate-regulated entities, Electric Utility has recorded equal and offsetting amounts in regulatory assets. At September 30, 2012 and 2011, the volumes of Electric Utility's forward electricity purchase contracts was 570.4 million kilowatt hours and 788.6 million kilowatt hours, respectively. At September 30, 2012, the maximum period over which these contracts extend is 20 months.
In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains FTRs through an annual PJM Interconnection (“PJM”) allocation process and by purchases of FTRs at monthly PJM auctions. FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electric transmission grid. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of 14 eastern and midwestern states. Because Electric Utility is entitled to fully recover its DS costs commencing January 1, 2010, pursuant to the January 22, 2009, settlement of its DS filing with the PUC, gains and losses on Electric Utility FTRs associated with periods beginning on or after January 1, 2010, are recorded in regulatory assets or liabilities in accordance with ASC 980 and reflected in cost of sales through the DS recovery mechanism (see Note 4). Gains and losses associated with periods prior to January 1, 2010, are reflected in cost of sales. At September 30, 2012 and 2011, the volumes associated with Electric Utility FTRs totaled 189.7 million kilowatt hours and 208.6 million kilowatt hours, respectively.
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
Interest Rate Risk

Our long-term debt typically is issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). We account for IRPAs as cash flow hedges. Changes in the fair values of IRPAs are recorded in AOCI, to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. As of September 30, 2012 and 2011, the total notional amounts of our unsettled IRPA contracts was $173,000 and $173,000, respectively. Our current unsettled IRPA contracts hedge forecasted interest payments associated with the issuance of long-term debt forecasted to occur in September 2013.

UGI Utilities reclassified pre-tax losses of $682 from AOCI into income during Fiscal 2012 as a result of the discontinuance of cash flow hedge accounting for a portion of expected interest payments associated with the issuance of long-term debt originally anticipated to occur in September 2012. Such losses are included in other income, net, in the Consolidated Statements of Income. The amounts of derivative gains and losses on cash flow hedges representing ineffectiveness were not material for all periods presented.

At September 30, 2012, the amount of net losses associated with IRPAs expected to be reclassified into earnings during the next twelve months based upon current fair values is $805.
Derivative Financial Instrument Credit Risk
Our natural gas exchange-traded futures contracts generally require cash deposits in margin accounts. At September 30, 2012, Gas Utility had no restricted cash in brokerage accounts. At September 30, 2011, Gas Utility’s restricted cash in brokerage accounts totaled $4,308.
The following table provides information regarding the balance sheet location and fair values of derivative assets and liabilities existing as of September 30, 2012 and 2011:

	Derivative Assets			Derivative Liabilities
	Balance Sheet	Fair Value		Balance Sheet	Fair Value
	Location	2012	2011	Location	2012	2011
Derivatives Designated as Hedging Instruments:
Interest rate contracts		$—	$—	Derivative financial instruments and Other noncurrent liabilities	$30,522	$18,585

Derivatives Accounted for Under ASC 980:
Commodity contracts	Derivative financial instruments	5,303	41	Derivative financial instruments and Other noncurrent liabilities	9,437	11,736
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Derivative financial instruments	165	27		—	—
Total Derivatives		$5,468	$68		$39,959	$30,321
During the years ended September 30, 2012 and 2011, the total amount of settled IRPA net losses included in AOCI that were reclassified into net income, were $1,164 and $1,164, respectively. During the years ended September 30, 2012 and 2011, the impact of changes in the fair value of FTRs and gasoline futures and swap contracts on our net income was not material.

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
15. SEGMENT INFORMATION
We have determined that we have two reportable segments: (1) Gas Utility and (2) Electric Utility. Gas Utility revenues are derived principally from the sale and distribution of natural gas to customers in eastern, northeastern and central Pennsylvania. Electric Utility derives its revenues principally from the sale and distribution of electricity in two northeastern Pennsylvania counties. The HVAC Business does not meet the quantitative thresholds for separate segment reporting under GAAP relating to business segment reporting and has been included in "Other" below.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

Financial information by business segment follows:

	Total	Gas Utility	Electric Utility	Other
2012
Revenues	$884,333	$785,375	$97,130	$1,828
Cost of sales	459,079	402,534	56,545	—
Depreciation and amortization	52,792	48,992	3,800	—
Operating income	185,383	172,164	12,610	609
Interest expense	42,412	40,139	2,273	—
Income before income taxes	142,971	132,025	10,337	609
Total assets	2,223,179	2,070,381	152,798	—
Goodwill	182,145	182,145	—	—
Capital expenditures	114,090	109,020	5,070	—
2011
Revenues	$1,137,366	$1,026,397	$109,145	$1,824
Cost of sales	678,500	610,635	67,865	—
Depreciation and amortization	52,546	48,350	4,196	—
Operating income	211,421	199,643	11,384	394
Interest expense	42,728	40,374	2,354	—
Income before income taxes	168,693	159,269	9,030	394
Total assets	2,169,348	2,028,705	140,643	—
Goodwill	182,145	182,145	—	—
Capital expenditures	98,856	91,328	7,528	—
2010
Revenues	$1,169,539	$1,047,521	$120,246	$1,772
Cost of sales	730,502	653,439	77,063	—
Depreciation and amortization	53,476	49,474	4,002	—
Operating income	189,519	175,272	13,676	571
Interest expense	42,336	40,515	1,821	—
Income before income taxes	147,183	134,757	11,855	571
Total assets	2,139,576	1,996,281	143,295	—
Goodwill	180,145	180,145	—	—
Capital expenditures	81,595	73,503	8,092	—

16. OTHER INCOME, NET
Other income, net, comprises the following:

	2012	2011	2010
Non-tariff service income	$2,653	$6,422	$2,437
Interest income	572	467	867
Postretirement benefit plan curtailment gain	—	3,245	—
Other, net	1,764	630	2,965
Total other income, net	$4,989	$10,764	$6,269

17. RELATED PARTY TRANSACTIONS

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

From time to time, UGI Utilities is a party to SCAAs with Energy Services. At September 30, 2012, UGI Utilities was a party to two three-year SCAAs with Energy Services expiring October 31, 2012, and October 31, 2013, and, during the periods covered by the financial statements, was a party to other SCAAs with Energy Services. Under the SCAAs, UGI Utilities has, among other things, and subject to recall for operational purposes, released certain storage and transportation contracts to Energy Services for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon the commencement of the SCAAs, receives a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the SCAAs. UGI Utilities incurred costs associated with Energy Services’ SCAAs totaling $24,344, $35,231 and $21,826 in Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. In conjunction with the SCAAs, UGI Utilities received security deposits from Energy Services. The amount of such security deposits, which are included in other current liabilities on the Consolidated Balance Sheets, was $15,000 at September 30, 2012 and 2011. Effective November 1, 2012, UGI Utilities and Energy Services entered into two new SCAAs having terms of three years.
UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) on its balance sheet under the caption inventories. The carrying value of these gas storage inventories at September 30, 2012, comprising approximately 7.6 bcf bcf of natural gas, was $21,217. The carrying value of these gas storage inventories at September 30, 2011, comprising approximately 7.5 bcf of natural gas, was $35,686.

UGI Utilities has gas supply and delivery service agreements with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility during the heating season months of November through March. The aggregate amount of these transactions (exclusive of transactions pursuant to the SCAAs) during Fiscal 2012, Fiscal 2011 and Fiscal 2010 totaled $30,752, $30,093 and $25,941, respectively.

From time to time, the Company sells natural gas or pipeline capacity to Energy Services. During Fiscal 2012, Fiscal 2011 and Fiscal 2010, revenues associated with sales to Energy Services totaled $65,705, $85,655 and $62,074, respectively. Also from time to time, the Company purchases natural gas, pipeline capacity and electricity from Energy Services (in addition to those transactions already described above) and purchases a firm storage service from UGI Storage Company, a subsidiary of Energy Services, under one-year agreements. During Fiscal 2012, Fiscal 2011 and Fiscal 2010, such purchases totaled $53,435, $53,617 and $31,157, respectively. These transactions did not have a material effect on the Company’s financial position, results of operations or cash flows.
18. QUARTERLY DATA (unaudited)
The following quarterly information includes all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of such information. Quarterly results fluctuate because of the seasonal nature of the Company’s businesses.

	December 31,		March 31,		June 30,		September 30,
	2011	2010	2012	2011	2012	2011	2012	2011
Revenues	$280,641	$350,516	$345,802	$484,465	$143,644	$172,714	$114,246	$129,671
Operating income	$64,605	$78,880	$88,447	$104,109	$25,300	$19,486	$7,031	$8,946
Net income (loss)	$32,668	$41,074	$47,871	$60,163	$8,460	$5,478	$(1,101)	$(1,519)

UGI UTILITIES, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Thousands of dollars)

	Balance at beginning of year	Charged to costs and expenses	Other		Balance at end of year
September 30, 2012
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$6,368	$6,286	$(9,066)	(1)	$3,588
Other reserves:
Other, principally environmental and property and casualty liability	$34,080	$1,614	$(8,359)	(2)	$26,951	(4)
			$(384)	(3)
September 30, 2011
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$7,072	$9,137	$(9,841)	(1)	$6,368

Other reserves:
Other, principally environmental and property and casualty liability	$33,465	$10,173	$(9,558)	(2)	$34,080	(4)

September 30, 2010
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$11,384	$10,651	$(14,963)	(1)	$7,072

Other reserves:
Other, principally environmental and property and casualty liability	$38,707	$(1,547)	$(2,940)	(2)	$33,465	(4)
			$(755)	(3)

(1)	Uncollectible accounts written off, net of recoveries

(2)	Payments, net

(3)	Other adjustments

(4)	At September 30, 2012, 2011 and 2010, UGI Utilities had insurance indemnification receivables associated with its property and casualty liabilities totaling $6,291, $8,163 and $882, respectively.

S- 1

EXHIBIT INDEX

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL.Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*XBRL information will be considered to be furnished, not filed, for the first two years of a company's submission of XBRL information.