Form 10-K/A
period 2012-09-30
UGI UTILITIES INC
filed 2012-12-07
CIK 100548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This amendment No. 1 on Form 10-K/A (this “Amendment”) amends the UGI Utilities, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2012, originally filed with the U.S. Securities and Exchange Commission on November 20, 2012 (the “Initial Filing”). We are filing this Amendment to correct and re-file Exhibit 12.1, Computation of Ratio of Earnings to Fixed Charges.

Except as described above, no other changes have been made to the Initial Filing. The Initial Filing continues to speak as of the date filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UGI UTILITIES, INC.

Date: December 7, 2012	By:	/s/ Donald E. Brown
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