Form 10-Q
period 2012-12-31
UGI UTILITIES INC
filed 2013-02-08
CIK 100548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At January 31, 2013, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

UGI UTILITIES, INC. AND SUBSIDIARIES

- i -

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	December 31, 2012	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$7,924	$1,259	$4,228
Restricted cash	2,106	—	3,066
Accounts receivable (less allowances for doubtful accounts of $4,232, $3,588 and $5,824, respectively)	97,821	47,362	102,332
Accounts receivable — related parties	7,230	4,571	8,534
Accrued utility revenues	59,036	16,911	53,811
Inventories	61,861	67,334	97,451
Deferred income taxes	42,803	46,436	37,779
Regulatory assets	3,632	6,473	8,126
Derivative financial instruments	4,760	5,468	18
Prepaid expenses & other current assets	20,948	29,313	15,720
Total current assets	308,121	225,127	331,065
Property, plant and equipment, at cost (less accumulated depreciation and amortization of $826,781, $815,720 and $793,418, respectively)	1,496,606	1,479,949	1,427,332
Goodwill	182,145	182,145	182,145
Regulatory assets	326,996	331,932	293,365
Other assets	5,836	4,026	4,551
Total assets	$2,319,704	$2,223,179	$2,238,458

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$133,000	$133,000	$40,000
Bank loans	73,100	9,200	57,700
Accounts payable	48,762	46,754	44,450
Accounts payable — related parties	8,476	10,192	7,024
Deferred fuel refunds	1,916	4,435	5,019
Derivative financial instruments	35,947	36,011	14,697
Other current liabilities	121,726	131,092	163,711
Total current liabilities	422,927	370,684	332,601

Long-term debt	467,000	467,000	600,000
Deferred income taxes	422,190	417,052	355,446
Deferred investment tax credits	4,526	4,612	4,871
Pension and postretirement benefit obligations	177,094	179,056	135,119
Other noncurrent liabilities	57,498	56,262	83,505
Total liabilities	1,551,235	1,494,666	1,511,542

Commitments and contingencies (note 8)

Common stockholder’s equity:
Common Stock, $2.25 par value (authorized — 40,000,000 shares; issued and outstanding — 26,781,785 shares)	60,259	60,259	60,259
Additional paid-in capital	468,985	468,692	468,417
Retained earnings	266,191	229,379	221,565
Accumulated other comprehensive loss	(26,966)	(29,817)	(23,325)
Total common stockholder’s equity	768,469	728,513	726,916
Total liabilities and stockholder’s equity	$2,319,704	$2,223,179	$2,238,458
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended
	December 31,
	2012	2011
Revenues	$273,797	$280,641
Costs and expenses:
Cost of sales — gas, fuel and purchased power (excluding depreciation shown below)	138,277	156,906
Operating and administrative expenses	44,235	40,942
Operating and administrative expenses — related parties	1,805	2,125
Taxes other than income taxes	4,276	4,127
Depreciation	12,753	12,379
Amortization	818	684
Other income, net	(931)	(1,127)
	201,233	216,036
Operating income	72,564	64,605
Interest expense	10,077	10,607
Income before income taxes	62,487	53,998
Income taxes	25,675	21,330
Net income	$36,812	$32,668
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended December 31,
	2012	2011
Net income	$36,812	$32,668
Other comprehensive income (loss):
Net gains (losses) in fair value of derivative instruments (net of tax of $(1,799) and $1,267, respectively)	2,537	(1,801)
Reclassifications of net losses on derivative instruments (net of tax of $(84) and $(121), respectively)	119	170
Benefit plans (net of tax of $(139) and $(99), respectively)	195	139
Other comprehensive income (loss)	2,851	(1,492)
Comprehensive income	$39,663	$31,176
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Three Months Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,812	$32,668
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	13,571	13,063
Deferred income taxes, net	6,554	(587)
Provision for uncollectible accounts	2,106	2,223
Other, net	514	2,505
Net change in:
Accounts receivable and accrued utility revenues	(97,349)	(86,309)
Inventories	5,473	6,812
Deferred fuel and power costs	4,845	1,552
Accounts payable	292	(12,190)
Other current assets	8,936	9,186
Other current liabilities	(7,126)	15,666
Net cash used by operating activities	(25,372)	(15,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(29,728)	(22,858)
Net costs of property, plant and equipment disposals	(322)	(607)
(Increase) decrease in restricted cash	(2,106)	1,242
Net cash used by investing activities	(32,156)	(22,223)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	—	(23,199)
Increase in bank loans	63,900	57,700
Other	293	94
Net cash provided by financing activities	64,193	34,595
Cash and cash equivalents increase (decrease)	$6,665	$(3,039)
CASH AND CASH EQUIVALENTS:
End of period	$7,924	$4,228
Beginning of period	1,259	7,267
Increase (decrease)	$6,665	$(3,039)
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

1.	Nature of Operations
UGI Utilities, Inc. (“UGI Utilities”), a wholly owned subsidiary of UGI Corporation (“UGI”), and UGI Utilities’ wholly owned subsidiaries UGI Penn Natural Gas, Inc. (“PNG”) and UGI Central Penn Gas, Inc. (“CPG”), own and operate natural gas distribution utilities in eastern, northeastern and central Pennsylvania and in a portion of one Maryland county. UGI Utilities also owns and operates an electric distribution utility in northeastern Pennsylvania (“Electric Utility”). UGI Utilities’ natural gas distribution utility is referred to as “UGI Gas.” UGI Gas, PNG and CPG are collectively referred to as “Gas Utility.” Gas Utility is subject to regulation by the Pennsylvania Public Utility Commission (“PUC”) and, with respect to a small service territory in one Maryland county, the Maryland Public Service Commission, and Electric Utility is subject to regulation by the PUC. Gas Utility and Electric Utility are collectively referred to as “Utilities.” PNG also has a heating, ventilation and air-conditioning service business, UGI Penn HVAC Services, Inc., which operates principally in the PNG service territory (“HVAC Business”).
The term “UGI Utilities” is used sometimes as an abbreviated reference to UGI Utilities, Inc., or to UGI Utilities, Inc. and its subsidiaries, including PNG and CPG.

2.	Significant Accounting Policies
Basis of Presentation. Our condensed consolidated financial statements include the accounts of UGI Utilities and its subsidiaries (collectively, “we” or the “Company”). We eliminate all significant intercompany accounts when we consolidate.
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments that we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2012, condensed consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2012 (“Company’s 2012 Annual Financial Statements and Notes”). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.
Comprehensive Income. Comprehensive income comprises net income and other comprehensive income (loss). Other comprehensive income (loss) principally reflects net gains (losses) on interest rate protection agreements qualifying as cash flow hedges and actuarial gains and losses on postretirement benefit plans, net of reclassifications to net income.
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

New Accounting Standard Not Yet Adopted

Disclosures about Offsetting Assets and Liabilities. In December 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance regarding disclosures about offsetting assets and liabilities. The new guidance requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The amendments will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with other GAAP or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013 (Fiscal 2014), and interim periods within those annual periods. We are currently evaluating the impact of the new guidance on our future disclosures.

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
The accounting policies of our reportable segments are the same as those described in Note 2 of the Company’s 2012 Annual Financial Statements and Notes. We evaluate the performance of our Gas Utility and Electric Utility segments principally based upon their income before income taxes.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Financial information by business segment follows:
Three Months Ended December 31, 2012:

		Reportable Segments
	Total	Gas Utility	Electric Utility	Other
Revenues	$273,797	$248,254	$25,118	$425
Cost of sales	$138,277	$123,574	$14,703	$—
Depreciation and amortization	$13,571	$12,605	$966	$—
Operating income	$72,564	$69,789	$2,624	$151
Interest expense	$10,077	$9,572	$505	$—
Income before income taxes	$62,487	$60,217	$2,119	$151

Total assets (at period end)	$2,319,704	$2,164,368	$155,336	$—
Goodwill (at period end)	$182,145	$182,145	$—	$—
Capital expenditures	$29,728	$28,519	$1,209	$—
Three Months Ended December 31, 2011:

		Reportable Segments
	Total	Gas Utility	Electric Utility	Other
Revenues	$280,641	$255,030	$25,169	$442
Cost of sales	$156,906	$141,679	$15,227	$—
Depreciation and amortization	$13,063	$12,145	$918	$—
Operating income	$64,605	$61,231	$3,230	$144
Interest expense	$10,607	$10,098	$509	$—
Income before income taxes	$53,998	$51,133	$2,721	$144

Total assets (at period end)	$2,238,458	$2,088,710	$149,748	$—
Goodwill (at period end)	$182,145	$182,145	$—	$—
Capital expenditures	$22,858	$21,812	$1,046	$—

5.	Inventories
Inventories comprise the following:

	December 31, 2012	September 30, 2012	December 31, 2011
Gas Utility natural gas	$51,838	$57,663	$87,735
Materials, supplies and other	10,023	9,671	9,716
Total inventories	$61,861	$67,334	$97,451

At December 31, 2012, UGI Utilities is a party to three storage contract administrative agreements (“SCAAs”) with Energy Services, Inc. (“Energy Services”), a second-tier, wholly owned subsidiary of UGI, one of which expires in October 2013 and two of which expire in October 2015 (see Note 9). Pursuant to these and predecessor SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon commencement of the SCAAs, will receive a transfer

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the terms of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished), are included in the caption “Gas Utility natural gas” in the table above.
The carrying value of gas storage inventories released under the SCAAs at December 31, 2012, September 30, 2012 and December 31, 2011 comprising 9.1 billion cubic feet (“bcf”), 11.4 bcf and 10.8 bcf of natural gas, was $27,251, $32,627 and $50,912, respectively. In conjunction with the SCAAs, UGI Utilities held a total of security deposits received from its SCAA counterparties of $16,500 at December 31, 2012, and $22,500 at September 30, 2012 and December 31, 2011. These amounts are included in other current liabilities on the Condensed Consolidated Balance Sheets.

6.	Regulatory Assets and Liabilities and Regulatory Matters
For a description of the Company’s regulatory assets and liabilities other than those described below, see Note 4 to the Company’s 2012 Annual Financial Statements and Notes. UGI Utilities does not recover a rate of return on its regulatory assets. The following regulatory assets and liabilities associated with Gas Utility and Electric Utility are included in our accompanying Condensed Consolidated Balance Sheets:

	December 31, 2012	September 30, 2012	December 31, 2011
Regulatory assets:
Income taxes recoverable	$103,665	$103,172	$98,741
Underfunded pension and postretirement plans	184,764	188,222	148,650
Environmental costs	17,119	16,812	19,372
Deferred fuel and power costs	7,797	11,602	14,798
Removal costs, net	11,541	12,718	11,946
Other	5,742	5,879	7,984
Total regulatory assets	$330,628	$338,405	$301,491
Regulatory liabilities:
Postretirement benefits	$13,486	$13,147	$11,764
Environmental overcollections	3,077	2,883	4,740
Deferred fuel and power refunds	1,916	4,435	5,019
State tax benefits — distribution system repairs	7,750	7,385	6,509
Other	570	494	377
Total regulatory liabilities	$26,799	$28,344	$28,409
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
Gas Utility uses derivative financial instruments to reduce volatility in the cost of natural gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative financial instruments are included in deferred fuel costs or refunds. Net unrealized gains (losses) on such contracts at December 31, 2012, September 30, 2012, and December 31, 2011, were $(440), $5,303 and $(2,589), respectively.
Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. Because these contracts do not qualify for the normal purchases and normal sales exception under GAAP, the fair

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

values of these contracts are recognized on the balance with an associated adjustment to regulatory assets or liabilities in accordance with GAAP related to rate-regulated entities. At December 31, 2012, September 30, 2012, and December 31, 2011, the fair values of Electric Utility’s electricity supply contracts were losses of $8,182, $9,207 and $13,529, respectively, which amounts are reflected in current derivative financial instrument liabilities and other noncurrent liabilities on the Condensed Consolidated Balance Sheets with equal and offsetting amounts reflected in deferred fuel and power costs in the table above.
In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains financial transmission rights (“FTRs”). FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its DS costs, realized and unrealized gains or losses on FTRs are included in deferred fuel and power costs or deferred fuel and power refunds. Unrealized gains or losses on FTRs at December 31, 2012, September 30, 2012, and December 31, 2011, were not material.

Allentown, Pennsylvania Natural Gas Incident. On October 3, 2012, UGI Utilities and the PUC Bureau of Investigation and Enforcement (“PUC Staff”) submitted a Joint Settlement Petition (“Joint Settlement”) to settle all regulatory compliance issues raised in the PUC Staff’s formal complaint, issued on June 11, 2012 (“PUC Staff Complaint”), pertaining to a natural gas explosion which occurred on February 9, 2011, in Allentown, Pennsylvania and resulted in five deaths, several personal injuries and significant property damage (the “Incident”). The PUC Commissioners adopted a Joint Motion on January 24, 2013 (the “Joint Motion”) to adopt the Joint Settlement, with certain modifications. In addition to the commitments made by UGI Utilities in the Joint Settlement, the Joint Motion would require UGI Utilities to (i) pay a civil penalty amount that increases the amount provided in the Joint Settlement from $386 to $500; (ii) conduct a pilot new technology leak detection program in Allentown; and (iii) accept new reporting requirements governing its agreed upon 14-year cast iron and 30-year bare steel pipeline replacement program and distribution integrity management program, but would not require UGI Utilities to concede to having violated any regulation or operating procedure. We anticipate that the PUC Staff will issue in the near future a tentative order that incorporates the terms and conditions of the Joint Settlement, as modified. The provisions of the tentative order will become final and effective unless any party to the Joint Settlement objects to any of the terms and conditions included in the tentative order within five business days from the date of the issuance. The Company does not believe that the cost of complying with the requirements of the Joint Motion will have a material impact on UGI Utilities’ consolidated financial position, results of operations or cash flows.

7.	Defined Benefit Pension and Other Postretirement Plans
We currently sponsor one defined benefit pension plan (“Pension Plan”) for employees hired prior to January 1, 2009, of UGI Utilities, PNG, CPG, UGI and certain of UGI’s other wholly owned domestic subsidiaries. In addition, we provide postretirement health care benefits to certain retirees and postretirement life insurance benefits to nearly all active and retired employees.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Net periodic pension expense and other postretirement benefit costs relating to our employees include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Service cost	$2,053	$1,756	$51	$43
Interest cost	5,196	5,594	143	166
Expected return on assets	(6,198)	(5,940)	(132)	(127)
Amortization of:
Prior service cost (benefit)	—	62	(105)	(106)
Actuarial loss	3,428	1,963	91	99
Net benefit cost	4,479	3,435	48	75
Change in associated regulatory liabilities	—	—	815	784
Net expense	$4,479	$3,435	$863	$859

Pension Plan assets are held in trust and consist principally of publicly traded, diversified equity and fixed income mutual funds and UGI Common Stock. It is our general policy to fund amounts for Pension Plan benefits equal to at least the minimum contribution required by ERISA. Based upon current assumptions, the Company estimates that it will be required to contribute approximately $10,000 to the Pension Plan during the remainder of Fiscal 2013. During the three months ended December 31, 2012 and 2011, the Company made contributions to the Pension Plan of $5,730 and $4,106, respectively. UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to pay UGI Gas’ and Electric Utility’s postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under GAAP. The difference between such amounts calculated under GAAP and the amounts included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the three months ended December 31, 2012 and 2011, nor are they expected to be material for all of Fiscal 2013.
We also participate in an unfunded and non-qualified defined benefit supplemental executive retirement plan. Net benefit costs associated with this plan for all periods presented were not material.

8.	Commitments and Contingencies
CPG is party to a Consent Order and Agreement (“CPG-COA”) with the Pennsylvania Department of Environmental Protection (“DEP”) requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which manufactured gas plant (“MGP”) related facilities were operated (“CPG MGP Properties”) and to plug a minimum number of non-producing natural gas wells per year. In addition, PNG is a party to a Multi-Site Remediation Consent Order and Agreement (“PNG-COA”) with the DEP. The PNG-COA requires PNG to perform annually a specified level of activities associated with environmental investigation and remediation work at certain properties on which MGP-related facilities were operated (“PNG MGP Properties”). Under these agreements, environmental expenditures relating to the CPG MGP Properties and the PNG MGP Properties are capped at $1,800 and $1,100, respectively, in any calendar year. The CPG-COA terminates at the end of 2013. The PNG-COA terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date in March 2004. At December 31, 2012 and 2011, our accrued liabilities for environmental investigation and remediation costs related to the CPG-COA and the PNG-COA totaled $14,965 and $17,751, respectively. In accordance with GAAP related to rate-regulated entities, we have recorded associated regulatory assets in equal amounts.
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
The Company does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because (1) UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs and (2) CPG Gas and PNG Gas are currently getting regulatory recovery of estimated environmental investigation and remediation costs associated with Pennsylvania sites. At December 31, 2012, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Gas was material for UGI Utilities.
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
Omaha, Nebraska. By letter dated October 20, 2011, the City of Omaha and the Metropolitan Utilities District (“MUD”) notified UGI Utilities that they had been requested by the United States Environmental Protection Agency (“EPA”) to remediate a former manufactured gas plant site located in Omaha, Nebraska. According to a report prepared on behalf of the EPA identifying potentially responsible parties, a former subsidiary of a UGI Utilities’ predecessor is identified as an owner and operator of the site. The City of Omaha and MUD have requested that UGI Utilities participate in the cost of remediation for this site. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated. In addition, UGI Utilities believes that it has strong defenses to any claims that may arise relating to the remediation of this site. By letter dated November 10, 2011, the EPA notified UGI Utilities of its investigation of the site in Omaha, Nebraska and issued an information request to UGI Utilities. UGI Utilities responded to the EPA’s information request on January 17, 2012, and is cooperating with its investigation.
Other Matters
Allentown, Pennsylvania Natural Gas Incident. On February 9, 2011, a natural gas explosion occurred in Allentown, Pennsylvania which resulted in five deaths, several personal injuries and significant property damage (the “Incident”).
UGI Utilities has received more than one hundred property claims and a handful of personal injury and wrongful death claims in connection with the Incident. With the exception of two wrongful death actions, the large majority of claims have been settled. There are several less significant personal injury and property claims that have not yet been settled. UGI Utilities maintains liability insurance for personal injury, wrongful death, property and casualty damages and believes that third-party claims associated with the explosion, in excess of a $500 deductible, will be recovered through UGI Utilities’ insurance and that there is no basis for a punitive damage award in this matter. We continue to believe that claims and expenses associated with the explosion will not have a material impact on UGI Utilities’ consolidated financial position, results of operations or cash flows.
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
At December 31, 2012, UGI Utilities was a party to three three-year SCAAs with Energy Services one of which expires October 31, 2013, two of which expire October 31, 2015 and, during the periods covered by the financial statements, was a party to other SCAAs with Energy Services. Under the SCAAs, UGI Utilities has, among other things, and subject to recall for operational purposes, released certain storage and transportation contracts to Energy Services for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon the commencement of the SCAAs, receives a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the SCAAs. UGI Utilities incurred costs associated with Energy Services’ SCAAs totaling $4,324 and $4,921 during the three months ended December 31, 2012 and 2011, respectively. In conjunction with the SCAAs, UGI Utilities received security deposits from Energy Services. The amounts of such security deposits, which are included in other current liabilities on the Condensed Consolidated Balance Sheets, were $16,500 as of December 31, 2012, and $15,000 as of September 30, 2012 and December 31, 2011.
UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) on its balance sheet under the caption “Inventories.” The carrying value of these gas storage inventories at December 31, 2012, comprising approximately 9.1 bcf of natural gas, was $27,251. The carrying value of these gas storage inventories at September 30, 2012, comprising approximately 7.6 bcf of natural gas, was $21,217. The carrying value of these gas storage inventories at December 31, 2011, comprising approximately 7.6 bcf of natural gas, was $35,230.
UGI Utilities has gas supply and delivery service agreements with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility during the heating season months of November through March. The aggregate amount of these transactions (exclusive of transactions pursuant to the SCAAs) during the three months ended December 31, 2012, totaled $17,825. During the three months ended December 31, 2011, such transactions totaled $22,365.
From time to time, the Company sells natural gas or pipeline capacity to Energy Services. During the three months ended December 31, 2012 and 2011, revenues associated with such sales to Energy Services totaled $19,824 and $17,081, respectively. Also from time to time, the Company purchases natural gas, pipeline capacity and electricity from Energy Services (in addition to those transactions already described above) and purchases a firm storage service from UGI Storage Company, a subsidiary of Energy Services, under one-year agreements. During the three months ended December 31,

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

2012 and 2011, the aggregate amount of such purchases totaled $19,020 and $10,051, respectively. These transactions did not have a material effect on the Company’s financial position, results of operations or cash flows.

10.	Fair Value Measurements
Derivative Financial Instruments
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of December 31, 2012, September 30, 2012 and December 31, 2011:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
December 31, 2012:
Assets:
Derivative financial instruments:
Commodity contracts	$374	$160	$—	$534
Interest rate contracts	—	4,226	—	$4,226
Liabilities:
Derivative financial instruments:
Commodity contracts	$(1,315)	$(7,726)	$—	$(9,041)
Interest rate contracts	$—	$(30,412)	$—	$(30,412)
September 30, 2012:
Assets:
Derivative financial instruments:
Commodity contracts	$5,468	$—	$—	$5,468
Liabilities:
Derivative financial instruments:
Commodity contracts	$(671)	$(8,766)	$—	$(9,437)
Interest rate contracts	—	(30,522)	—	$(30,522)
December 31, 2011:
Assets:
Derivative financial instruments:
Commodity contracts	$—	$18	$—	$18
Liabilities:
Derivative financial instruments:
Commodity contracts	$(4,053)	$(12,067)	$—	$(16,120)
Interest rate contracts	$—	$(21,662)	$—	$(21,662)

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
Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amount and estimated fair value of our long-term debt at December 31, 2012, were $600,000 and $696,217, respectively. The carrying amount and estimated fair value of our long-term debt at December 31, 2011, were $640,000 and $747,461, respectively. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar types of debt (Level 2).

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
Commodity Price Risk
Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. As permitted and agreed to by the PUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses New York Mercantile Exchange (“NYMEX”) natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At December 31, 2012 and 2011, the volumes of natural gas associated with Gas Utility’s unsettled NYMEX natural gas futures and option contracts totaled 13.0 million dekatherms and 9.1 million dekatherms, respectively. At December 31, 2012, the maximum period over which Gas Utility is hedging natural gas market price risk is 9 months. Gains and losses on natural gas futures contracts and any gains on natural gas option contracts are recorded in regulatory assets or liabilities on the Condensed Consolidated Balance Sheets in accordance with accounting guidance related to rate-regulated entities and reflected in cost of sales through the PGC mechanism (see Note 6).
Electric Utility’s DS tariffs permit the recovery of all prudently incurred costs of electricity it sells to DS customers, including the cost of financial instruments used to hedge electricity costs. Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. Because these contracts currently do not qualify for the normal purchases and normal sales exception under GAAP, the fair values of these contracts are required to be recognized on the balance sheet. At December 31, 2012 and 2011, the fair values of Electric Utility’s forward purchase power agreements comprising losses of $8,182 and $13,529, respectively, are reflected in current derivative financial instrument liabilities and other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheets. In accordance with GAAP related to rate-regulated entities, Electric Utility has recorded equal and offsetting amounts in regulatory assets. At December 31, 2012 and 2011, the volumes of Electric Utility’s forward electricity purchase contracts was 482.3 million kilowatt hours and 816.0 million kilowatt hours, respectively. At December 31, 2012, the maximum period over which these contracts extend is 17 months.
In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains FTRs through an annual allocation process and by purchases of FTRs at monthly auctions. FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its DS costs, gains and losses on Electric Utility FTRs are recorded in regulatory

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

assets or liabilities in accordance with GAAP related to rate-regulated entities and reflected in cost of sales through the DS recovery mechanism (see Note 6). At December 31, 2012 and 2011, the volumes associated with Electric Utility FTRs totaled 118.2 million kilowatt hours and 130.0 million kilowatt hours, respectively. At December 31, 2012, the maximum period over which we are hedging electricity congestion with FTRs is 5 months.
In order to reduce operating expense volatility, UGI Utilities from time to time enters into NYMEX gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in the operation of its vehicles and equipment. Associated volumes, fair values and effects on net income were not material for all periods presented.
Interest Rate Risk
Our long-term debt typically is issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near - to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). We account for IRPAs as cash flow hedges. Changes in the fair values of IRPAs are recorded in accumulated other comprehensive income (“AOCI”), to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. As of December 31, 2012 and 2011, the total notional amounts of unsettled IRPAs was $173,000. Our current unsettled IRPA contracts hedge forecasted interest payments associated with the issuance of long-term debt forecasted to occur in September 2013.

At December 31, 2012, the amount of net losses associated with IRPAs expected to be reclassified into earnings during the next twelve months based upon current fair values is $1,043.
Derivative Financial Instrument Credit Risk
Our natural gas exchange-traded futures and options contracts generally require cash deposits in margin accounts. At December 31, 2012 and 2011, restricted cash in brokerage accounts totaled $2,106 and $3,066, respectively.
The following table provides information regarding the balance sheet location and fair values of our derivative assets and liabilities existing as of December 31, 2012 and 2011:

	Derivative Assets			Derivative (Liabilities)
	Balance Sheet	Fair Value		Balance Sheet	Fair Value
	Location	2012	2011	Location	2012	2011
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Derivative financial instruments	$4,226	$—	Derivative financial instruments and Other noncurrent liabilities	$(30,412)	$(21,662)
Derivatives Subject to Utility Rate Regulation:
Commodity contracts	Derivative financial instruments	420	18	Derivative financial instruments and Other noncurrent liabilities	(9,041)	(16,118)
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Derivative financial instruments	114	—	Derivative financial instruments	—	(2)
Total Derivatives		$4,760	$18		$(39,453)	$(37,782)

The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI for three months ended December 31, 2012 and 2011:

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Three Months Ended December 31,:

	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain or
	2012	2011	2012	2011	(Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate contracts	$4,336	$(3,077)	$(203)	$(291)	Interest expense

Derivatives Not Designated
as Hedging Instruments:	Gain (Loss) Recognized in Income
	2012	2011
Commodity contracts	$(2)	$(51)			Operating expenses/other income, net
We are also a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders and contracts that provide for the purchase and delivery, or sale, of natural gas and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, these contracts qualify for normal purchase and normal sale exception accounting under GAAP because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business and the price in the contract is based on an underlying that is directly associated with the price of the product or service being purchased or sold.

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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) price volatility and availability of oil, electricity and natural gas and the capacity to transport them to market areas; (3) changes in laws and regulations, including safety, tax and accounting matters; (4) inability to timely recover costs through utility rate proceedings; (5) the impact of pending and future legal proceedings; (6) competitive pressures from the same and alternative energy sources; (7) liability for environmental claims; (8) customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (9) adverse labor relations; (10) large customer, counterparty or supplier defaults; (11) increased uncollectible accounts expense; (12) liability for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas, including liability in excess of insurance coverage and the impact of regulatory enforcement activity related thereto, ranging from financial penalties, required reporting or operational measures up to suspension of applicable certificates of public convenience; (13) political, regulatory and economic conditions in the United States; (14) capital market conditions, including reduced access to capital markets and interest rate fluctuations; and (15) changes in commodity market prices resulting in significantly higher cash collateral requirements.
These factors, and those factors set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition or future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

UGI UTILITIES, INC. AND SUBSIDIARIES

ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare our results of operations for the three months ended December 31, 2012 (“2012 three-month period”) with the three months ended December 31, 2011 (“2011 three-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 4 to the condensed consolidated financial statements.

2012 three-month period compared with 2011 three-month period

			Increase
Three Months Ended December 31,	2012	2011	(Decrease)
(Millions of dollars)
Gas Utility:
Revenues	$248.3	$255.0	$(6.7)	(2.6)%
Total margin (a)	$124.7	$113.3	$11.4	10.1%
Operating income	$69.8	$61.2	$8.6	14.1%
Income before income taxes	$60.2	$51.1	$9.1	17.8%
System throughput - bcf
Core market	21.8	19.4	2.4	12.4%
Total	54.0	49.0	5.0	10.2%
Heating degree days — % (warmer) than normal (b)	(3.6)%	(12.2)%	—	—
Electric Utility:
Revenues	$25.1	$25.2	$(0.1)	(0.4)%
Total margin (a)	$9.0	$8.5	$0.5	5.9%
Operating income	$2.6	$3.2	$(0.6)	(18.8)%
Income before income taxes	$2.1	$2.7	$(0.6)	(22.2)%
Distribution sales — gwh	248.2	244.0	4.2	1.7%
bcf — billions of cubic feet. gwh — millions of kilowatt-hours.

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.4 million during each of the three-month periods ended December 31, 2012 and 2011. For financial statement purposes, revenue-related taxes are included in “Taxes other than income taxes” in the Condensed Consolidated Statements of Income.

(b)
Deviation from average heating degree days for the 15-year period 1995-2009 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Gas Utility. Temperatures in the Gas Utility service territory in the 2012 three-month period based upon heating degree days were 3.6% warmer than normal but 9.6% colder than the prior-year period. Total distribution system throughput increased principally reflecting greater throughput to core market customers and greater volumes associated with lower margin firm and interruptible delivery service customers. Gas Utility’s core market customers comprise firm- residential, commercial and industrial (“retail core-market”) customers who purchase their gas from Gas Utility and, to a much lesser extent, residential and small commercial customers who purchase their gas from alternate suppliers. Gas Utility system throughput to core market customers was above last year principally reflecting the effects of the colder weather and, to a much lesser extent, customer growth over the last several years, principally conversions from oil, prompted by sustained lower natural gas prices and high oil prices.

Notwithstanding the increase in system throughput, Gas Utility revenues decreased $6.7 million during the 2012 three-month period principally reflecting lower revenues from off-system sales ($6.3 million) and a decline in revenues from retail core market customers ($6.0 million). These decreases were partially offset by higher revenues from firm and interruptible delivery service customers from higher volumes. The decrease in retail core market revenues principally reflects the effects on gas cost recovery revenues of lower average purchased gas cost (“PGC”) rates resulting from lower natural gas prices ($22.2 million) partially offset by the effects on retail core-market revenues of greater retail core-market volumes. Under Gas Utility’s PGC recovery mechanisms, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory

UGI UTILITIES, INC. AND SUBSIDIARIES

asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility’s cost of gas was $123.6 million in the 2012 three-month period compared with $141.7 million in the prior-year period principally reflecting lower average PGC rates ($22.2 million) and the lower off-system sales ($6.3 million) partially offset by the effects on cost of sales of the greater retail core-market volumes.
Gas Utility total margin increased $11.4 million in the 2012 three-month period principally reflecting higher core market margin ($8.6 million) and higher firm delivery service total margin. The higher core market total margin reflects the effects of the greater core market volumes.

The increase in Gas Utility operating income during the 2012 three-month period principally reflects the increase in total margin ($11.4 million) partially offset by higher operating and administrative expenses including, among other things, higher distribution system maintenance expenses and greater pension expense.
Electric Utility. Temperatures based upon heating degree days during the 2012 three-month period were approximately 9.7% colder than the prior-year period while revenues were slightly lower. The slight decline in revenues notwithstanding the higher sales is principally the result of lower average default service (“DS”) rates reflecting the pass through of lower electricity costs. Electric Utility cost of sales declined to $14.7 million in the 2012 three-month period compared to $15.2 million in the 2011 three-month period principally reflecting the effects of the lower average DS rates.
Electric Utility total margin increased $0.5 million in the 2012 three-month period reflecting in large part the slightly higher distribution sales and greater transmission revenue.
Electric Utility 2012 three-month period operating income and income before income taxes decreased as the greater total margin ($0.5 million) was more than offset by greater operating and administrative costs including distribution system repair and maintenance costs associated with Hurricane Sandy.
Interest Expense and Income Taxes. Our consolidated interest expense in the 2012 three-month period was about equal to such amount for the prior-year period. Our effective income tax rate for the three months ended December 31, 2012, was slightly higher than in the prior-year period as the prior-year period reflects the regulatory effects of greater state tax depreciation.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Company’s total debt outstanding at December 31, 2012, was $673.1 million compared to debt outstanding of $609.2 million at September 30, 2012. UGI Utilities’ total debt outstanding at December 31, 2012, comprises $383 million of Senior Notes, $217 million of Medium-Term Notes and $73.1 million of bank loan borrowings.

UGI Utilities may borrow up to a total of $300 million under its credit agreement (“2011 Credit Agreement”). The 2011 Credit Agreement expires in October 2015. During the 2012 and 2011 three-month periods, average daily bank loan borrowings were $53.5 million and $29.7 million, respectively, and peak bank loan borrowings totaled $78.6 million and $70.5 million, respectively. Peak bank loan borrowings typically occur during the heating season months of December and January.
Based upon cash expected to be generated from Gas Utility and Electric Utility operations and borrowings available under the 2011 Credit Agreement, UGI Utilities’ management believes that it will be able to meet its anticipated contractual and projected cash commitments during Fiscal 2013.
Cash Flows
Operating activities. Due to the seasonal nature of UGI Utilities’ businesses, cash flows from our operating activities are generally strongest during the second and third fiscal quarters when customers pay for natural gas and electricity consumed during the peak heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company’s investment in working capital, principally accounts receivable and inventories, is generally greatest. UGI Utilities uses borrowings under the 2011 Credit Agreement to manage seasonal cash flow needs.
Cash used by operating activities was $25.4 million in the 2012 three-month period compared to cash used by operating activities of $15.4 million in the prior-year three-month period. Cash flow from operating activities before changes in operating working capital was $59.6 million in the 2012 three-month period compared to $49.9 million recorded in the prior-year three-month period principally reflecting the greater 2012 three-month period operating results and higher noncash charges for deferred income taxes.

UGI UTILITIES, INC. AND SUBSIDIARIES

Changes in operating working capital used $84.9 million of operating cash flow during the 2012 three-month period compared to $65.3 million used during the prior-year three-month period. The increase in cash used by changes in operating working capital in the 2012 three-month period reflects, among other things, greater cash required to fund changes in accounts receivable, principally resulting from the higher sales during the quarter, and greater cash used to fund interest payments due to the timing of such payments. These increases in cash used by changes in operating working capital were partially offset by the timing and amount of cash used to fund changes in accounts payable.
Investing activities. Cash used by investing activities was $32.2 million in the 2012 three-month period compared to $22.2 million in the 2011 three-month period. Total capital expenditures were $29.7 million in the 2012 three-month period compared with $22.9 million recorded in the prior-year period. The 2012 three-month period principally reflects higher UGI Gas capital expenditures.
Financing activities. Cash provided by financing activities was $64.2 million in the 2012 three-month period compared with cash provided by financing activities of $34.6 million in the 2011 three-month period. Financing activity cash flows are primarily the result of net borrowings and repayments under our revolving credit agreements, cash dividends paid to UGI and capital contributions from UGI. During the 2012 three-month period there were net bank loan borrowings of $63.9 million compared with net bank loan borrowings of $57.7 million during the prior-year three-month period.
Regulatory Matters

On October 3, 2012, UGI Utilities and the PUC Bureau of Investigation and Enforcement (“PUC Staff”) submitted a Joint Settlement Petition (“Joint Settlement”) to settle all regulatory compliance issues raised in the PUC Staff’s formal complaint, issued on June 11, 2012 (“PUC Staff Complaint”), pertaining to a natural gas explosion which occurred on February 9, 2011, in Allentown, Pennsylvania and resulted in five deaths, several personal injuries and significant property damage (the “Incident”). The PUC Commissioners adopted a Joint Motion on January 24, 2013 (the “Joint Motion”) to adopt the Joint Settlement, with certain modifications. In addition to the commitments made by UGI Utilities in the Joint Settlement, the Joint Motion would require UGI Utilities to (i) pay a civil penalty amount that increases the amount provided in the Joint Settlement from $0.4 million to $0.5 million; (ii) conduct a pilot new technology leak detection program in Allentown; and (iii) accept new reporting requirements governing its agreed upon 14-year cast iron and 30-year bare steel pipeline replacement program and distribution integrity management program, but would not require UGI Utilities to concede to having violated any regulation or operating procedure. We anticipate that the PUC Staff will issue in the near future a tentative order that incorporates the terms and conditions of the Joint Settlement, as modified. The provisions of the tentative order will become final and effective unless any party to the Joint Settlement objects to any of the terms and conditions included in the tentative order within five business days from the date of the issuance. The Company does not believe that the cost of complying with the requirements of the Joint Motion will have a material impact on UGI Utilities’ consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposures are (1) commodity price risk and (2) interest rate risk. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.
Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to its customers, including the cost of financial instruments used to hedge purchased gas costs. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with Gas Utility operations. Gas Utility uses derivative financial instruments including natural gas futures and option contracts traded on the NYMEX to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism. The change in market value of natural gas futures contracts can require daily deposits of cash in futures accounts. At December 31, 2012 and 2011, Gas Utility had $2.1 million and $3.1 million, respectively, of restricted cash associated with natural gas futures and option accounts with brokers. At December 31, 2012 and 2011, the fair values of our natural gas futures and option contracts were losses of $0.4 million and $2.6 million, respectively.
Electric Utility's DS tariffs contain clauses which permit recovery of all prudently incurred power costs, including the cost of financial instruments used to hedge electricity costs, through the application of DS rates. Because of this ratemaking mechanism, there is limited power cost risk, including the cost of financial transmission rights ("FTRs") and forward electricity purchase contracts, associated with our Electric Utility operations. At December 31, 2012 and 2011, the fair values of Electric Utility’s electricity supply contracts were losses of $8.2 million and $13.5 million, respectively. At December 31, 2012 and 2011, the fair

UGI UTILITIES, INC. AND SUBSIDIARIES

values of FTRs were not material.
In order to reduce interest rate risk associated with near- or medium-term issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). The fair values of unsettled IRPAs held at December 31, 2012 and 2011, were losses of $26.2 million and $21.7 million, respectively. A hypothetical 10% adverse change in the three-month LIBOR would result in a decrease in fair value of $7.8 million at December 31, 2012.
In addition, Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures and swap contracts are recorded at fair value with changes in fair value reflected in other income. The amount of unrealized gains on these contracts and associated volumes under contract at December 31, 2012 and 2011, were not material.

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

UGI UTILITIES, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 1A. Risk Factors

In addition to the other information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 6. EXHIBITS

The exhibits filed as part of this report are as follows:

Exhibit No.	Exhibit
12.1	Computation of ratio of earnings to fixed charges
31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2012, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

UGI Utilities, Inc. (Registrant)
Date:	February 8, 2013	By:	/s/ Donald E. Brown
Donald E. Brown Vice President — Finance and Chief Financial Officer

Date:	February 8, 2013	By:	/s/ Matthew J. Nolan
Matthew J. Nolan Controller

UGI UTILITIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

12.1	Computation of ratio of earnings to fixed charges
31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2012, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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