Form 10-Q
period 2013-03-31
UGI UTILITIES INC
filed 2013-05-10
CIK 100548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 30, 2013, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

UGI UTILITIES, INC. AND SUBSIDIARIES

- i -

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	March 31, 2013	September 30, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$58,329	$1,259	$46,593
Restricted cash	—	—	4,260
Accounts receivable (less allowances for doubtful accounts of $8,052, $3,588 and $8,900, respectively)	141,053	47,362	105,330
Accounts receivable — related parties	9,518	4,571	6,353
Accrued utility revenues	48,857	16,911	25,474
Inventories	16,215	67,334	23,640
Deferred income taxes	53,515	46,436	33,907
Regulatory assets	1,072	6,473	3,593
Derivative financial instruments	8,528	5,468	185
Prepaid expenses & other current assets	16,755	29,313	24,000
Total current assets	353,842	225,127	273,335
Property, plant and equipment, at cost (less accumulated depreciation and amortization of $837,110, $815,720 and $800,423, respectively)	1,508,985	1,479,949	1,441,612
Goodwill	182,145	182,145	182,145
Regulatory assets	321,257	331,932	292,096
Other assets	2,808	4,026	4,718
Total assets	$2,369,037	$2,223,179	$2,193,906

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$133,000	$133,000	$40,000
Bank loans	—	9,200	—
Accounts payable	48,099	46,754	27,180
Accounts payable — related parties	12,535	10,192	7,488
Deferred fuel refunds	31,209	4,435	12,022
Derivative financial instruments	29,077	36,011	11,404
Other current liabilities	149,801	131,092	149,357
Total current liabilities	403,721	370,684	247,451

Long-term debt	467,000	467,000	600,000
Deferred income taxes	433,868	417,052	367,088
Deferred investment tax credits	4,440	4,612	4,784
Pension and postretirement benefit obligations	174,905	179,056	130,731
Other noncurrent liabilities	53,965	56,262	81,441
Total liabilities	1,537,899	1,494,666	1,431,495

Commitments and contingencies (note 8)

Common stockholder’s equity:
Common Stock, $2.25 par value (authorized — 40,000,000 shares; issued and outstanding — 26,781,785 shares)	60,259	60,259	60,259
Additional paid-in capital	469,501	468,692	468,564
Retained earnings	324,450	229,379	253,631
Accumulated other comprehensive loss	(23,072)	(29,817)	(20,043)
Total common stockholder’s equity	831,138	728,513	762,411
Total liabilities and stockholder’s equity	$2,369,037	$2,223,179	$2,193,906
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenues	$395,901	$345,802	$669,698	$626,443
Costs and expenses:
Cost of sales — gas, fuel and purchased power (excluding depreciation shown below)	212,785	192,770	351,062	349,676
Operating and administrative expenses	52,421	45,749	96,656	86,691
Operating and administrative expenses — related parties	3,012	2,781	4,817	4,906
Taxes other than income taxes	4,684	4,857	8,960	8,984
Depreciation	12,895	12,328	25,648	24,707
Amortization	817	782	1,635	1,466
Other loss (income), net	57	(1,912)	(874)	(3,039)
	286,671	257,355	487,904	473,391
Operating income	109,230	88,447	181,794	153,052
Interest expense	9,820	10,677	19,897	21,284
Income before income taxes	99,410	77,770	161,897	131,768
Income taxes	41,151	29,899	66,826	51,229
Net income	$58,259	$47,871	$95,071	$80,539
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net income	$58,259	$47,871	$95,071	$80,539
Other comprehensive income:
Net gains in fair value of derivative instruments (net of tax of $(2,538), $(1,869), $(4,337) and $(592), respectively)	3,578	2,635	6,115	834
Reclassifications of net losses on derivative instruments (net of tax of $(84), $(403), $(168) and $(524), respectively)	118	570	237	740
Benefit plans (net of tax of $(139), $(81), $(278) and $(162), respectively)	198	77	393	216
Other comprehensive income	3,894	3,282	6,745	1,790
Comprehensive income	$62,153	$51,153	$101,816	$82,329
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Six Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95,071	$80,539
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	27,283	26,173
Deferred income taxes, net	4,241	12,229
Provision for uncollectible accounts	6,059	5,819
Other, net	7,537	(10,663)
Net change in:
Accounts receivable and accrued utility revenues	(136,644)	(62,385)
Inventories	51,119	80,623
Deferred fuel and power costs	33,311	14,039
Accounts payable	3,688	(28,996)
Other current assets	12,632	786
Other current liabilities	18,120	11,202
Net cash provided by operating activities	122,417	129,366

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(55,519)	(49,784)
Net costs of property, plant and equipment disposals	(1,437)	(1,541)
Decrease in restricted cash	—	48
Net cash used by investing activities	(56,956)	(51,277)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	—	(39,004)
Decrease in bank loans	(9,200)	—
Other	809	241
Net cash used by financing activities	(8,391)	(38,763)
Cash and cash equivalents increase	$57,070	$39,326
CASH AND CASH EQUIVALENTS:
End of period	$58,329	$46,593
Beginning of period	1,259	7,267
Increase	$57,070	$39,326
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
Comprehensive Income. Comprehensive income comprises net income and other comprehensive income. Other comprehensive income principally reflects net gains (losses) on interest rate protection agreements qualifying as cash flow hedges and actuarial gains and losses on postretirement benefit plans, net of reclassifications to net income.
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

New Accounting Standards Not Yet Adopted
Disclosures about Reclassifications Out of Accumulated Other Comprehensive Income. In February 2013, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance regarding disclosures for items reclassified out of accumulated other comprehensive income (AOCI). The new disclosure guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. The new disclosures are to be applied prospectively, and early adoption is permitted. We expect to adopt the new guidance in Fiscal 2014. We are currently evaluating the impact of the new guidance on our future disclosures.

Disclosures about Offsetting Assets and Liabilities. In December 2011, the FASB issued new accounting guidance regarding disclosures about offsetting assets and liabilities. The new guidance, as amended, requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The amendments will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with other GAAP or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013 (Fiscal 2014), and interim periods within those annual periods. We are currently evaluating the impact of the new guidance on our future disclosures.

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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Financial information by business segment follows:
Three Months Ended March 31, 2013:

		Reportable Segments
	Total	Gas Utility	Electric Utility	Other
Revenues	$395,901	$368,635	$26,951	$315
Cost of sales	$212,785	$196,742	$16,043	$—
Depreciation and amortization	$13,712	$12,731	$981	$—
Operating income	$109,230	$105,749	$3,389	$92
Interest expense	$9,820	$9,327	$493	$—
Income before income taxes	$99,410	$96,422	$2,896	$92

Total assets (at period end)	$2,369,037	$2,205,516	$163,521	$—
Goodwill (at period end)	$182,145	$182,145	$—	$—
Capital expenditures	$25,791	$24,430	$1,361	$—
Three Months Ended March 31, 2012:

		Reportable Segments
	Total	Gas Utility	Electric Utility	Other
Revenues	$345,802	$319,511	$25,940	$351
Cost of sales	$192,770	$177,492	$15,278	$—
Depreciation and amortization	$13,110	$12,159	$951	$—
Operating income	$88,447	$84,969	$3,363	$115
Interest expense	$10,677	$10,085	$592	$—
Income before income taxes	$77,770	$74,884	$2,771	$115

Total assets (at period end)	$2,193,906	$2,038,501	$155,405	$—
Goodwill (at period end)	$182,145	$182,145	$—	$—
Capital expenditures	$26,926	$25,654	$1,272	$—

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Six Months Ended March 31, 2013:

		Reportable Segments
	Total	Gas Utility	Electric Utility	Other
Revenues	$669,698	$616,889	$52,069	$740
Cost of sales	$351,062	$320,316	$30,746	$—
Depreciation and amortization	$27,283	$25,336	$1,947	$—
Operating income	$181,794	$175,538	$6,013	$243
Interest expense	$19,897	$18,899	$998	$—
Income before income taxes	$161,897	$156,639	$5,015	$243

Total assets (at period end)	$2,369,037	$2,205,516	$163,521	$—
Goodwill (at period end)	$182,145	$182,145	$—	$—
Capital expenditures	$55,519	$52,949	$2,570	$—
Six Months Ended March 31, 2012:

		Reportable Segments
	Total	Gas Utility	Electric Utility	Other
Revenues	$626,443	$574,541	$51,109	$793
Cost of sales	$349,676	$319,171	$30,505	$—
Depreciation and amortization	$26,173	$24,304	$1,869	$—
Operating income	$153,052	$146,200	$6,593	$259
Interest expense	$21,284	$20,183	$1,101	$—
Income before income taxes	$131,768	$126,017	$5,492	$259

Total assets (at period end)	$2,193,906	$2,038,501	$155,405	$—
Goodwill (at period end)	$182,145	$182,145	$—	$—
Capital expenditures	$49,784	$47,466	$2,318	$—

5.	Inventories
Inventories comprise the following:

	March 31, 2013	September 30, 2012	March 31, 2012
Gas Utility natural gas	$5,366	$57,663	$12,761
Materials, supplies and other	10,849	9,671	10,879
Total inventories	$16,215	$67,334	$23,640

At March 31, 2013, UGI Utilities is a party to three storage contract administrative agreements (“SCAAs”) with Energy Services, Inc. (“Energy Services”), a second-tier, wholly owned subsidiary of UGI, one of which expires in October 2013 and two of which expire in October 2015 (see Note 9). Pursuant to these and predecessor SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the terms

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished), are included in the caption “Gas Utility natural gas” in the table above.
The carrying value of gas storage inventories released under the SCAAs at March 31, 2013, September 30, 2012 and March 31, 2012, comprising 1.0 billion cubic feet (“bcf”), 11.4 bcf and 1.8 bcf of natural gas, was $3,315, $32,627 and $7,661, respectively. In conjunction with the SCAAs, UGI Utilities held a total of security deposits received from its SCAA counterparties of $16,500 at March 31, 2013, and $22,500 at September 30, 2012 and March 31, 2012. These amounts are included in other current liabilities on the Condensed Consolidated Balance Sheets.

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

	March 31, 2013	September 30, 2012	March 31, 2012
Regulatory assets:
Income taxes recoverable	$104,229	$103,172	$99,226
Underfunded pension and postretirement plans	181,305	188,222	146,631
Environmental costs	16,841	16,812	18,247
Deferred fuel and power costs	2,122	11,602	11,012
Removal costs, net	11,856	12,718	11,915
Other	5,976	5,879	8,658
Total regulatory assets	$322,329	$338,405	$295,689
Regulatory liabilities:
Postretirement benefits	$13,865	$13,147	$12,053
Environmental overcollections	2,980	2,883	3,843
Deferred fuel and power refunds	31,209	4,435	12,022
State tax benefits — distribution system repairs	7,900	7,385	6,735
Other	700	494	747
Total regulatory liabilities	$56,654	$28,344	$35,400
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
Gas Utility uses derivative financial instruments to reduce volatility in the cost of natural gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative financial instruments are included in deferred fuel costs or refunds. Net unrealized gains (losses) on such contracts at March 31, 2013, September 30, 2012, and March 31, 2012, were $4,129, $5,303 and $(3,113), respectively.
Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. Because these contracts do not qualify for the normal purchases and normal sales exception under GAAP, the fair values of these contracts are recognized on the balance with an associated adjustment to regulatory assets or liabilities in accordance with GAAP related to rate-regulated entities. At March 31, 2013, September 30, 2012, and March 31, 2012,

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

the fair values of Electric Utility’s electricity supply contracts were net losses of $5,458, $9,207 and $14,747, respectively, which amounts are reflected in current derivative financial instrument liabilities and other noncurrent liabilities on the Condensed Consolidated Balance Sheets with equal and offsetting amounts reflected in deferred fuel and power costs in the table above.
In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains financial transmission rights (“FTRs”). FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its DS costs, realized and unrealized gains or losses on FTRs are included in deferred fuel and power costs or deferred fuel and power refunds. Unrealized gains or losses on FTRs at March 31, 2013, September 30, 2012, and March 31, 2012, were not material.

Allentown, Pennsylvania Natural Gas Incident. On October 3, 2012, UGI Utilities and the PUC Bureau of Investigation and Enforcement (“PUC Staff”) submitted a Joint Settlement Petition (“Joint Settlement”) to settle all regulatory compliance issues raised in the PUC Staff’s formal complaint, issued on June 11, 2012, pertaining to a natural gas explosion which occurred on February 9, 2011, in Allentown, Pennsylvania and resulted in five deaths, several personal injuries and significant property damage. On February 19, 2013, the PUC entered a final order (the “Final Order”) in which PUC Commissioners adopted the Joint Settlement, with certain modifications. The Final Order requires UGI Utilities to (i) pay a civil penalty amount that increases the amount provided in the Joint Settlement from $386 to $500; (ii) conduct a pilot new technology leak detection program in Allentown; and (iii) accept new reporting requirements governing its agreed upon 14-year cast iron and 30-year bare steel pipeline replacement program and distribution integrity management program. The Final Order makes no findings that UGI Utilities has violated any regulation or operating procedure. The Company does not believe that the cost of complying with the requirements of the Final Order will have a material impact on UGI Utilities’ consolidated financial position, results of operations or cash flows.

Transfers of Assets. On February 1, 2012, CPG filed an application with the PUC for review and approval of the transfer of an 11 mile natural gas pipeline, related facilities and right of way located in Delmar Township, Pennsylvania (TL-96 line) to Energy Services.   The PUC approved the transfer and in April 2013, the TL-96 line was dividended to UGI and subsequently contributed to Energy Services.  The net book value of the TL-96 line is approximately $2,500.

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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Net periodic pension expense and other postretirement benefit costs relating to our employees include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Service cost	$2,053	$1,756	$51	43
Interest cost	5,196	5,594	143	166
Expected return on assets	(6,198)	(5,940)	(132)	(127)
Amortization of:
Prior service cost (benefit)	62	62	(105)	(106)
Actuarial loss	3,366	1,963	91	99
Net benefit cost	4,479	3,435	48	75
Change in associated regulatory liabilities	—	—	815	784
Net expense	$4,479	$3,435	$863	$859

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Service cost	$4,105	$3,512	$102	$86
Interest cost	10,391	11,188	286	332
Expected return on assets	(12,396)	(11,880)	(264)	(254)
Amortization of:
Prior service cost (benefit)	124	124	(210)	(212)
Actuarial loss	6,732	3,926	182	198
Net benefit cost	8,956	6,870	96	150
Change in associated regulatory liabilities	—	—	1,630	1,568
Net expense	$8,956	$6,870	$1,726	$1,718

Pension Plan assets are held in trust and consist principally of publicly traded, diversified equity and fixed income mutual funds and UGI Common Stock. It is our general policy to fund amounts for Pension Plan benefits equal to at least the minimum contribution required by ERISA. Based upon current assumptions, the Company estimates that it will be required to contribute approximately $9,409 to the Pension Plan during the remainder of Fiscal 2013. During the six months ended March 31, 2013 and 2012, the Company made contributions to the Pension Plan of $6,393 and $19,712, respectively. UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to pay UGI Gas’ and Electric Utility’s postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under GAAP. The difference between such amounts calculated under GAAP and the amounts included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the six months ended March 31, 2013 and 2012, nor are they expected to be material for all of Fiscal 2013.
We also participate in an unfunded and non-qualified defined benefit supplemental executive retirement plan. Net benefit costs associated with this plan for all periods presented were not material.

8.	Commitments and Contingencies
CPG is party to a Consent Order and Agreement (“CPG-COA”) with the Pennsylvania Department of Environmental Protection (“DEP”) requiring CPG to perform a specified level of activities associated with environmental investigation

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

and remediation work at certain properties in Pennsylvania on which manufactured gas plant (“MGP”) related facilities were operated (“CPG MGP Properties”) and to plug a minimum number of non-producing natural gas wells per year. In addition, PNG is a party to a Multi-Site Remediation Consent Order and Agreement (“PNG-COA”) with the DEP. The PNG-COA requires PNG to perform annually a specified level of activities associated with environmental investigation and remediation work at certain properties on which MGP-related facilities were operated (“PNG MGP Properties”). Under these agreements, environmental expenditures relating to the CPG MGP Properties and the PNG MGP Properties are capped at $1,800 and $1,100, respectively, in any calendar year. The CPG-COA terminates at the end of 2013. The PNG-COA terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date in March 2004. At March 31, 2013 and 2012, our accrued liabilities for environmental investigation and remediation costs related to the CPG-COA and the PNG-COA totaled $14,338 and $16,789, respectively. In accordance with GAAP related to rate-regulated entities, we have recorded associated regulatory assets in equal amounts.
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
The Company does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because (1) UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs and (2) CPG Gas and PNG Gas are currently getting regulatory recovery of estimated environmental investigation and remediation costs associated with Pennsylvania sites. At March 31, 2013, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Gas was material for UGI Utilities.
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
Other Matters
Allentown, Pennsylvania Natural Gas Incident. On February 9, 2011, a natural gas explosion occurred in Allentown, Pennsylvania which resulted in five deaths, several personal injuries and significant property damage (the “Incident”). UGI Utilities has received and settled all wrongful death claims and substantially all property and personal injury claims in connection with the Incident. UGI Utilities maintains liability insurance for personal injury, wrongful death and property and casualty damages subject to a $500 deductible. We expect that the remaining claims will be covered by UGI Utilities’ insurance. As a result, the Incident did not and we continue to believe it will not have a material impact on UGI Utilities’ consolidated financial position, results of operations or cash flows.
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
At March 31, 2013, UGI Utilities was a party to three three-year SCAAs with Energy Services one of which expires October 31, 2013, and two of which expire October 31, 2015 and, during the periods covered by the financial statements, was a party to other SCAAs with Energy Services. Under the SCAAs, UGI Utilities has, among other things, and subject to recall for operational purposes, released certain storage and transportation contracts to Energy Services for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon the commencement of the SCAAs, receives a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the SCAAs. UGI Utilities incurred costs associated with Energy Services’ SCAAs totaling $702 and $5,026 during the three and six months ended March 31, 2013, respectively, and $408 and $5,330 during the three and six months ended March 31, 2012. In conjunction with the SCAAs, UGI Utilities received security deposits from Energy Services. The amounts of such security deposits, which are included in other current liabilities on the Condensed Consolidated Balance Sheets, were $16,500 as of March 31, 2013, and $15,000 as of September 30, 2012 and March 31, 2012.
UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) on its balance sheet

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

under the caption “Inventories.” The carrying value of these gas storage inventories at March 31, 2013, comprising approximately 1.0 bcf of natural gas, was $3,315. The carrying value of these gas storage inventories at September 30, 2012, comprising approximately 7.6 bcf of natural gas, was $21,217. The carrying value of these gas storage inventories at March 31, 2012, comprising approximately 1.2 bcf of natural gas, was $4,725.
UGI Utilities has gas supply and delivery service agreements with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility during the heating season months of November through March. The aggregate amount of these transactions (exclusive of transactions pursuant to the SCAAs) during the three and six months ended March 31, 2013, totaled $14,701 and $32,526, respectively. During the three and six months ended March 31, 2012, such transactions totaled $8,386 and $30,752, respectively.
From time to time, the Company sells natural gas or pipeline capacity to Energy Services. During the three and six months ended March 31, 2013, revenues associated with such sales to Energy Services totaled $25,428 and $45,252, respectively. During the three and six months ended March 31, 2012, revenues associated with such sales to Energy Services totaled $23,574 and $40,656, respectively. Also from time to time, the Company purchases natural gas, pipeline capacity and electricity from Energy Services (in addition to those transactions already described above) and purchases a firm storage service from UGI Storage Company, a subsidiary of Energy Services, under one-year agreements. During the three and six months ended March 31, 2013, the aggregate amount of such purchases totaled $18,213 and $37,233, respectively. During the three and six months ended March 31, 2012, such purchases totaled $13,267 and $23,319, respectively. These transactions did not have a material effect on the Company’s financial position, results of operations or cash flows.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

10.	Fair Value Measurements
Derivative Financial Instruments
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of March 31, 2013, September 30, 2012 and March 31, 2012:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
March 31, 2013:
Assets:
Derivative financial instruments:
Commodity contracts	$4,299	$—	$—	$4,299
Interest rate contracts	$—	$4,229	$—	$4,229
Liabilities:
Derivative financial instruments:
Commodity contracts	$(406)	$(5,061)	$—	$(5,467)
Interest rate contracts	$—	$(24,298)	$—	$(24,298)
September 30, 2012:
Assets:
Derivative financial instruments:
Commodity contracts	$5,468	$—	$—	$5,468
Liabilities:
Derivative financial instruments:
Commodity contracts	$(671)	$(8,766)	$—	$(9,437)
Interest rate contracts	$—	$(30,522)	$—	$(30,522)
March 31, 2012:
Assets:
Derivative financial instruments:
Commodity contracts	$185	$—	$—	$185
Liabilities:
Derivative financial instruments:
Commodity contracts	$(4,674)	$(13,228)	$—	$(17,902)
Interest rate contracts	$—	$(17,345)	$—	$(17,345)

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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amount and estimated fair value of our long-term debt at March 31, 2013, were $600,000 and $690,459, respectively. The carrying amount and estimated fair value of our long-term debt at March 31, 2012, were $640,000 and $725,990, respectively. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar types of debt (Level 2).

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
Commodity Price Risk
Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. As permitted and agreed to by the PUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses New York Mercantile Exchange (“NYMEX”) natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At March 31, 2013 and 2012, the volumes of natural gas associated with Gas Utility’s unsettled NYMEX natural gas futures and option contracts totaled 10 million dekatherms and 11.6 million dekatherms, respectively. At March 31, 2013, the maximum period over which Gas Utility is hedging natural gas market price risk is 12 months. Gains and losses on natural gas futures contracts and any gains on natural gas option contracts are recorded in regulatory assets or liabilities on the Condensed Consolidated Balance Sheets in accordance with accounting guidance related to rate-regulated entities and reflected in cost of sales through the PGC mechanism (see Note 6).
Electric Utility’s DS tariffs permit the recovery of all prudently incurred costs of electricity it sells to DS customers, including the cost of financial instruments used to hedge electricity costs. Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. Because these contracts currently do not qualify for the normal purchases and normal sales exception under GAAP, the fair values of these contracts are required to be recognized on the balance sheet. At March 31, 2013 and 2012, the fair values of Electric Utility’s forward purchase power agreements comprising net losses of $5,458 and $14,747, respectively, are reflected in current derivative financial instrument liabilities and other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheets. In accordance with GAAP related to rate-regulated entities, Electric Utility has recorded equal and offsetting amounts in regulatory assets. At March 31, 2013 and 2012, the volumes of Electric Utility’s forward electricity purchase contracts was 403.2 million kilowatt hours and 707.4 million kilowatt hours, respectively. At March 31, 2013, the maximum period over which these contracts extend is 14 months.
In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains FTRs through an annual allocation process and by purchases of FTRs at monthly auctions. FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its DS costs, gains and losses on Electric Utility FTRs are recorded in regulatory assets or liabilities in accordance with GAAP related to rate-regulated entities and reflected in cost of sales through the DS recovery mechanism (see Note 6). At March 31, 2013 and 2012, the volumes associated with Electric Utility FTRs

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

totaled 47.5 million kilowatt hours and 52.2 million kilowatt hours, respectively. At March 31, 2013, the maximum period over which we are hedging electricity congestion with FTRs is 2 months.
In order to reduce operating expense volatility, UGI Utilities from time to time enters into NYMEX gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in the operation of its vehicles and equipment. Associated volumes, fair values and effects on net income were not material for all periods presented.
Interest Rate Risk
Our long-term debt typically is issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). We account for IRPAs as cash flow hedges. Changes in the fair values of IRPAs are recorded in accumulated other comprehensive income (“AOCI”), to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. As of March 31, 2013 and 2012, the total notional amounts of unsettled IRPAs was $173,000. Our current unsettled IRPA contracts hedge forecasted interest payments associated with the issuance of long-term debt forecasted to occur in September 2013.
UGI Utilities reclassified pre-tax losses of $682 from AOCI into income during the three and six months ended March 31, 2012 as a result of the discontinuance of cash flow hedge accounting for a portion of expected interest payments associated with the issuance of long-term debt originally anticipated to occur in September 2012. Such losses are included in other loss (income), net, on the Condensed Consolidated Statements of Income.

At March 31, 2013, the amount of net losses associated with IRPAs expected to be reclassified into earnings during the next twelve months based upon current fair values is $1,179.
Derivative Financial Instrument Credit Risk
Our natural gas exchange-traded futures and options contracts generally require cash deposits in margin accounts. At March 31, 2013, there was no restricted cash in brokerage accounts. At March 31, 2012, restricted cash in brokerage accounts totaled $4,260.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

The following table provides information regarding the balance sheet location and fair values of our derivative assets and liabilities existing as of March 31, 2013 and 2012:

	Derivative Assets			Derivative (Liabilities)
	Balance Sheet	Fair Value		Balance Sheet	Fair Value
	Location	2013	2012	Location	2013	2012
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Derivative financial instruments	$4,229	$—	Derivative financial instruments and Other noncurrent liabilities	$(24,298)	$(17,345)
Derivatives Subject to Utility Rate Regulation:
Commodity contracts	Derivative financial instruments	4,130	1	Derivative financial instruments and Other noncurrent liabilities	(5,467)	(17,902)
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Derivative financial instruments	169	184	Derivative financial instruments	—	—
Total Derivatives		$8,528	$185		$(29,765)	$(35,247)

The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI for three and six months ended March 31, 2013 and 2012:

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Three Months Ended March 31, :
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain or
	2013	2012	2013	2012	(Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate contracts	$6,116	$4,504	$(202)	$(973)	Interest expense

Derivatives Not Designated
as Hedging Instruments:	Gain (Loss) Recognized in Income				Location of Gain (Loss) Recognized in Income
	2013	2012
Commodity contracts	$107	$257			Operating expenses/other income, net

Six Months Ended March 31, :
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain or
	2013	2012	2013	2012	(Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate contracts	$10,452	$1,427	$(405)	$(1,264)	Interest expense

Derivatives Not Designated
as Hedging Instruments:	Gain (Loss) Recognized in Income				Location of Gain (Loss) Recognized in Income
	2013	2012
Commodity contracts	$105	$205			Operating expenses/other income, net
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

UGI UTILITIES, INC. AND SUBSIDIARIES

ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare our results of operations for the three months ended March 31, 2013 (“2013 three-month period”) with the three months ended March 31, 2012 (“2012 three-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 4 to the condensed consolidated financial statements.

2013 three-month period compared with 2012 three-month period

Three Months Ended March 31,	2013	2012	Increase
(Millions of dollars)
Gas Utility:
Revenues	$368.6	$319.5	$49.1	15.4%
Total margin (a)	$171.9	$142.0	$29.9	21.1%
Operating income	$105.7	$85.0	$20.7	24.4%
Income before income taxes	$96.4	$74.9	$21.5	28.7%
System throughput - bcf
Core market	34.9	27.1	7.8	28.8%
Total	68.6	60.7	7.9	13.0%
Heating degree days — % colder (warmer) than normal (b)	1.9%	(19.3)%	—	—
Electric Utility:
Revenues	$27.0	$25.9	$1.1	4.2%
Total margin (a)	$9.5	$9.3	$0.2	2.2%
Operating income	$3.4	$3.4	$—	—%
Income before income taxes	$2.9	$2.8	$0.1	3.6%
Distribution sales — gwh	282.8	258.6	24.2	9.4%
bcf — billions of cubic feet. gwh — millions of kilowatt-hours.

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.5 million and $1.4 million during the three-month periods ended March 31, 2013 and 2012, respectively. For financial statement purposes, revenue-related taxes are included in “Taxes other than income taxes” in the Condensed Consolidated Statements of Income.

(b)
Deviation from average heating degree days for the 15-year period 1995-2009 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Gas Utility. Temperatures in the Gas Utility service territory in the 2013 three-month period based upon heating degree days were 1.9% colder than normal and 24.8% colder than the record-setting warm temperatures experienced during the prior-year period. Total distribution system throughput increased principally reflecting greater throughput to core market customers. Gas Utility’s core market customers comprise firm- residential, commercial and industrial (“retail core-market”) customers who purchase their gas from Gas Utility and, to a much lesser extent, residential and small commercial customers who purchase their gas from alternate suppliers. Gas Utility system throughput to core-market customers was above last year principally reflecting the effects of the colder weather and, to a much lesser extent, customer growth, due principally to conversions from oil prompted by sustained lower natural gas prices and high oil prices.

Gas Utility revenues increased $49.1 million during the 2013 three-month period principally reflecting higher revenues from core market customers ($45.1 million) and greater revenues from firm and interruptible delivery service customers on higher volumes. The increase in core market revenues principally reflects the effects of the higher core market volumes partially offset by the effects of lower average purchased gas cost (“PGC”) rates resulting from lower natural gas prices ($22.4 million). Under Gas Utility’s PGC recovery mechanisms, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market

UGI UTILITIES, INC. AND SUBSIDIARIES

customers have no direct effect on retail core-market margin. Gas Utility’s cost of gas was $196.7 million in the 2013 three-month period compared with $177.5 million in the prior-year period principally reflecting the effects of the greater retail core-market volumes sold ($39.2 million) partially offset by the effects of lower average PGC rates.
Gas Utility total margin increased $29.9 million in the 2013 three-month period principally reflecting higher core market total margin ($24.6 million) and greater firm delivery service total margin. The higher core market total margin reflects the effects of the greater core market volumes.

The increases in Gas Utility operating income and income before income taxes during the 2013 three-month period principally reflect the increase in total margin ($29.9 million) partially offset by higher operating and administrative expenses including, among other things, higher distribution system expenses and greater pension expense.
Electric Utility. Temperatures based upon heating degree days during the 2013 three-month period were approximately 1.5% warmer than normal compared to temperatures that were 17.1% warmer than normal in the prior-year period. The increase in revenues reflects the effects of the higher sales principally a result of the colder weather partially offset by lower average default service (“DS”) rates reflecting the pass through of lower electricity costs. Electric Utility cost of sales increased to $16.0 million in the 2013 three-month period compared to $15.3 million in the 2012 three-month period principally reflecting the effects of the greater sales offset by the lower average DS rates.
Electric Utility total margin increased $0.2 million in the 2013 three-month period reflecting in large part the higher distribution sales.
Electric Utility 2013 three-month period operating income and income before income taxes were approximately equal to the prior years as the greater total margin ($0.2 million) offset by slightly higher operating and administrative costs.
Interest Expense and Income Taxes. Our consolidated interest expense in the 2013 three-month period was lower than the prior year principally reflecting lower average long-term debt outstanding. Our effective income tax rate for the three months ended March 31, 2013, was slightly higher than in the prior-year period as the prior-year period reflects the regulatory effects of greater state tax depreciation.

2013 six-month period compared with 2012 six-month period

			Increase
Six Months Ended March 31,	2013	2012	(Decrease)
(Millions of dollars)
Gas Utility:
Revenues	$616.9	$574.5	$42.4	7.4%
Total margin (a)	$296.6	$255.4	$41.2	16.1%
Operating income	$175.5	$146.2	$29.3	20.0%
Income before income taxes	$156.6	$126.0	$30.6	24.3%
System throughput - bcf
Core market	56.7	46.4	10.3	22.2%
Total	122.7	109.7	13.0	11.9%
Heating degree days — % (warmer) than normal (b)	(0.4)%	(16.3)%	—	—
Electric Utility:
Revenues	$52.1	$51.1	$1.0	2.0%
Total margin (a)	$18.5	$17.8	$0.7	3.9%
Operating income	$6.0	$6.6	$(0.6)	(9.1)%
Income before income taxes	$5.0	$5.5	$(0.5)	(9.1)%
Distribution sales — gwh	531.0	502.6	28.4	5.7%
bcf — billions of cubic feet. gwh — millions of kilowatt-hours.

UGI UTILITIES, INC. AND SUBSIDIARIES

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $2.8 million during each of the six-month periods ended March 31, 2013 and 2012. For financial statement purposes, revenue-related taxes are included in “Taxes other than income taxes” in the Condensed Consolidated Statements of Income.

(b)
Deviation from average heating degree days for the 15-year period 1995-2009 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Gas Utility. Temperatures in the Gas Utility service territory in the 2013 six-month period based upon heating degree days were 0.4% warmer than normal but 18.7% colder than the prior-year period. Total distribution system throughput increased principally reflecting significantly higher throughput to core market customers and, to a lesser extent, greater net volumes associated with lower margin firm and interruptible delivery service customers. Gas Utility system throughput to core-market customers was above last year principally reflecting the effects of the significantly colder weather and, to a much lesser extent, customer growth, principally conversions from oil prompted by sustained lower natural gas prices and high oil prices.

Gas Utility revenues increased $42.4 million during the 2013 six-month period principally reflecting higher revenues from core market customers ($42.4 million) and higher delivery service revenues ($6.9 million) partially offset by lower off-system sales revenues ($7.1 million). The increase in core market revenues principally reflects the effects of the higher core market volumes on PGC revenues ($51.7 million) and greater core market delivery service revenues partially offset by the effects of lower average PGC rates on retail core-market revenues ($45.6 million). Gas Utility’s cost of gas was $320.3 million in the 2013 six-month period compared with $319.2 million in the prior-year period principally reflecting the effects on cost of sales of the greater retail core-market volumes ($51.7 million) substantially offset by the effects of lower average PGC rates ($45.6 million) and the lower off-system sales.
Gas Utility total margin increased $41.2 million in the 2013 six-month period principally reflecting higher core market margin ($33.2 million) and higher firm delivery service total margin. The higher core market total margin reflects the effects of the greater core market volumes.

The increases in Gas Utility operating income and income before income taxes during the 2013 six-month period principally reflects the increase in total margin ($41.2 million) partially offset by higher operating and administrative expenses including, among other things, higher distribution system expenses and greater pension expense.
Electric Utility. Temperatures based upon heating degree days during the 2013 six-month period were approximately 1.5% warmer than normal but approximately 18% colder than the prior-year period. The increase in revenues reflects the effects of the higher sales principally a result of the colder weather partially offset by lower average DS rates reflecting the pass through of lower electricity costs. Electric Utility cost of sales increased to $30.7 million in the 2013 six-month period compared to $30.5 million in the 2012 six-month period principally reflecting the effects of the greater sales offset by the lower average DS rates.
Electric Utility total margin increased $0.7 million in the 2013 six-month period reflecting in large part the slightly higher distribution sales and greater transmission revenue.
Electric Utility 2013 six-month period operating income and income before income taxes decreased as the greater total margin ($0.7 million) was more than offset by greater operating and administrative costs including distribution system repair and maintenance costs associated with Hurricane Sandy.
Interest Expense and Income Taxes. Our consolidated interest expense in the 2013 six-month period was lower than the prior-year period on lower long-term debt outstanding. Our effective income tax rate for the six months ended March 31, 2013, was slightly higher than in the prior-year period as the prior-year period reflects the regulatory effects of greater state tax depreciation.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Company’s total debt outstanding at March 31, 2013, was $600 million compared to debt outstanding of $609.2 million at September 30, 2012, which amount includes $9.2 million of bank loans. UGI Utilities’ total debt outstanding at March 31, 2013, comprises $383 million of Senior Notes and $217 million of Medium-Term Notes.

UGI Utilities may borrow up to a total of $300 million under its credit agreement (“2011 Credit Agreement”). The 2011 Credit Agreement expires in October 2015. During the 2013 and 2012 six-month periods, average daily bank loan borrowings were $40.9 million and $31.9 million, respectively, and peak bank loan borrowings totaled $79 million and $70.6 million, respectively. Peak bank loan borrowings typically occur during the heating season months of December and January.

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
Cash provided by operating activities was $122.4 million in the 2013 six-month period compared to $129.4 million in the prior-year six-month period. Cash flow from operating activities before changes in operating working capital was $140.2 million in the 2013 six-month period compared to $114.1 million recorded in the prior-year six-month period principally reflecting the greater 2013 six-month period operating results and lower pension plan contributions. Changes in operating working capital used $17.8 million of operating cash flow during the 2013 six-month period compared to $15.3 million of cash provided during the prior-year six-month period. The greater cash needed to fund changes in operating working capital in the 2013 six-month period reflects, among other things, greater cash required to fund changes in accounts receivable principally resulting from the greater sales in the current-year period and lower cash from changes in inventories. These increases in cash used by changes in operating working capital were partially offset by the timing and amount of cash provided by changes in accounts payable, current income taxes and deferred fuel collections.
Investing activities. Cash used by investing activities was $57.0 million in the 2013 six-month period compared to $51.3 million in the 2012 six-month period. Total capital expenditures were $55.5 million in the 2013 six-month period compared with $49.8 million recorded in the prior-year period. The 2013 six-month period principally reflects higher Gas Utility capital expenditures.
Financing activities. Cash used by financing activities was $8.4 million in the 2013 six-month period compared with cash used by financing activities of $38.8 million in the 2012 six-month period. Financing activity cash flows are primarily the result of net borrowings and repayments under our revolving credit agreements, cash dividends paid to UGI and capital contributions from UGI. During the 2013 six-month period there were net bank loan repayments of $9.2 million compared with no net borrowings or repayments during the prior-year six-month period.
Regulatory Matters

    On October 3, 2012, UGI Utilities and the PUC Bureau of Investigation and Enforcement (“PUC Staff”) submitted a Joint Settlement Petition (“Joint Settlement”) to settle all regulatory compliance issues raised in the PUC Staff’s formal complaint, issued on June 11, 2012, pertaining to a natural gas explosion which occurred on February 9, 2011, in Allentown, Pennsylvania and resulted in five deaths, several personal injuries and significant property damage. On February 19, 2013, the PUC entered a final order (the “Final Order”) in which PUC Commissioners adopted the Joint Settlement, with certain modifications. The Final Order requires UGI Utilities to (i) pay a civil penalty amount that increases the amount provided in the Joint Settlement from $0.4 million to $0.5 million; (ii) conduct a pilot new technology leak detection program in Allentown; and (iii) accept new reporting requirements governing its agreed upon 14-year cast iron and 30-year bare steel pipeline replacement program and distribution integrity management program. The Final Order makes no findings that UGI Utilities has violated any regulation or operating procedure. The Company does not believe that the cost of complying with the requirements of the Final Order will have a material impact on UGI Utilities’ consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposures are (1) commodity price risk and (2) interest rate risk. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.
Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to its customers, including the cost of financial instruments used to hedge purchased gas costs. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with Gas Utility operations. Gas Utility uses derivative financial instruments including natural gas futures and option contracts traded on the NYMEX to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism. The change in market value of natural

UGI UTILITIES, INC. AND SUBSIDIARIES

gas futures contracts can require daily deposits of cash in futures accounts. At March 31, 2013 and September 30, 2012, UGI Utilities had no restricted cash associated with futures accounts. At March 31, 2012, UGI Utilities had $4.3 million of restricted cash associated with natural gas futures and option accounts with brokers. At March 31, 2013 and 2012, the fair values of our natural gas futures and option contracts were net gains (losses) of $4.1 million and $(3.1) million, respectively.
Electric Utility's DS tariffs contain clauses which permit recovery of all prudently incurred power costs, including the cost of financial instruments used to hedge electricity costs, through the application of DS rates. Because of this ratemaking mechanism, there is limited power cost risk, including the cost of financial transmission rights (“FTRs”) and forward electricity purchase contracts, associated with our Electric Utility operations. At March 31, 2013 and 2012, the fair values of Electric Utility’s electricity supply contracts were net losses of $5.5 million and $14.7 million, respectively. At March 31, 2013 and 2012, the fair values of FTRs were not material.
In order to reduce interest rate risk associated with near- or medium-term issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). The fair values of unsettled IRPAs held at March 31, 2013 and 2012, were losses of $20.1 million and $17.3 million, respectively. A hypothetical 10% adverse change in the six-month LIBOR would result in a decrease in fair value of $9.2 million at March 31, 2013.
In addition, Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures and swap contracts are recorded at fair value with changes in fair value reflected in other income. The amount of unrealized gains on these contracts and associated volumes under contract at March 31, 2013 and 2012, were not material.

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

ITEM 6. EXHIBITS

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.1**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for UGI Utilities Employees, dated January 1, 2013.

10.2**	UGI Utilities, Inc. Executive Annual Bonus Plan effective as of October 1, 2006, as amended as of November 16, 2012.

10.3**	UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for UGI Utilities Employees, dated January 1, 2013.

12.1	Computation of ratio of earnings to fixed charges
31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2013, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Utilities, Inc. (Registrant)
Date:	May 10, 2013	By:	/s/ Donald E. Brown
Donald E. Brown Vice President — Finance and Chief Financial Officer

Date:	May 10, 2013	By:	/s/ Matthew J. Nolan
Matthew J. Nolan Controller

UGI UTILITIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

10.1**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for UGI Utilities Employees, dated January 1, 2013.
10.2**	UGI Utilities, Inc. Executive Annual Bonus Plan effective as of October 1, 2006, as amended as of November 16, 2012.
10.3**	UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for UGI Utilities Employees, dated January 1, 2013.
12.1	Computation of ratio of earnings to fixed charges.
31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2013, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

**As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.