Form 10-Q
period 2013-12-31
UGI UTILITIES INC
filed 2014-02-07
CIK 100548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At January 31, 2014, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

UGI UTILITIES, INC. AND SUBSIDIARIES

- i -

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	December 31, 2013	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$13,008	$4,707	$7,924
Restricted cash	—	3,181	2,106
Accounts receivable (less allowances for doubtful accounts of $5,885, $5,519 and $4,232, respectively)	111,840	53,341	97,821
Accounts receivable — related parties	9,431	3,497	7,230
Accrued utility revenues	66,370	18,868	59,036
Inventories	80,675	89,661	61,861
Deferred income taxes	12,317	14,165	22,094
Regulatory assets	361	8,217	3,632
Derivative financial instruments	2,058	43	4,760
Prepaid expenses & other current assets	14,649	15,862	20,948
Total current assets	310,709	211,542	287,412
Property, plant and equipment, at cost (less accumulated depreciation and amortization of $865,852, $853,675 and $826,781, respectively)	1,594,554	1,574,135	1,496,606
Goodwill	182,145	182,145	182,145
Regulatory assets	233,636	236,694	326,996
Other assets	5,626	5,806	5,836
Total assets	$2,326,670	$2,210,322	$2,298,995

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$—	$—	$133,000
Bank loans	73,500	17,500	73,100
Accounts payable	60,405	51,970	48,762
Accounts payable — related parties	17,250	12,487	8,476
Deferred fuel refunds	7,524	8,283	1,916
Derivative financial instruments	3,272	6,677	35,947
Other current liabilities	131,513	110,596	121,726
Total current liabilities	293,464	207,513	422,927

Long-term debt	642,000	642,000	467,000
Deferred income taxes	440,645	436,810	401,481
Deferred investment tax credits	4,185	4,270	4,526
Pension and postretirement benefit obligations	73,132	72,505	177,094
Other noncurrent liabilities	53,610	55,610	57,498
Total liabilities	1,507,036	1,418,708	1,530,526

Commitments and contingencies (note 8)

Common stockholder’s equity:
Common Stock, $2.25 par value (authorized — 40,000,000 shares; issued and outstanding — 26,781,785 shares)	60,259	60,259	60,259
Additional paid-in capital	470,189	470,098	468,985
Retained earnings	297,417	269,977	266,191
Accumulated other comprehensive loss	(8,231)	(8,720)	(26,966)
Total common stockholder’s equity	819,634	791,614	768,469
Total liabilities and stockholder’s equity	$2,326,670	$2,210,322	$2,298,995
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended
	December 31,
	2013	2012
Revenues	$298,899	$273,797
Costs and expenses:
Cost of sales — gas, fuel and purchased power (excluding depreciation shown below)	151,865	138,277
Operating and administrative expenses	41,145	44,235
Operating and administrative expenses — related parties	1,843	1,805
Taxes other than income taxes	4,179	4,276
Depreciation	13,622	12,753
Amortization	828	818
Other income, net	(426)	(931)
	213,056	201,233
Operating income	85,843	72,564
Interest expense	8,797	10,077
Income before income taxes	77,046	62,487
Income taxes	31,760	25,675
Net income	$45,286	$36,812
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended December 31,
	2013	2012
Net income	$45,286	$36,812
Other comprehensive income:
Net gains in fair value of derivative instruments (net of tax of $0 and $(1,799), respectively)	—	2,537
Reclassifications of net losses on derivative instruments (net of tax of $(278) and $(84), respectively)	391	119
Benefit plans reclassifications of actuarial losses and prior service costs (net of tax of $(70) and $(139), respectively)	98	195
Other comprehensive income	489	2,851
Comprehensive income	$45,775	$39,663
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Three Months Ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,286	$36,812
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	14,450	13,571
Deferred income taxes, net	5,157	6,554
Provision for uncollectible accounts	2,249	2,106
Other, net	(124)	514
Net change in:
Accounts receivable and accrued utility revenues	(114,184)	(97,349)
Inventories	8,985	5,473
Deferred fuel and power costs	2,086	4,845
Accounts payable	13,198	292
Other current assets	802	8,936
Other current liabilities	24,405	(7,126)
Net cash provided (used) by operating activities	2,310	(25,372)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(34,254)	(29,728)
Net costs of property, plant and equipment disposals	(1,491)	(322)
Decrease (increase) in restricted cash	3,181	(2,106)
Net cash used by investing activities	(32,564)	(32,156)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(17,536)	—
Increase in bank loans	56,000	63,900
Other	91	293
Net cash provided by financing activities	38,555	64,193
Cash and cash equivalents increase	$8,301	$6,665
CASH AND CASH EQUIVALENTS:
End of period	$13,008	$7,924
Beginning of period	4,707	1,259
Increase	$8,301	$6,665
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments that we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2013, condensed consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2013 (“Company’s 2013 Annual Financial Statements and Notes”). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.
Comprehensive Income. Comprehensive income comprises net income and other comprehensive income. Other comprehensive income principally reflects net gains (losses) on interest rate protection agreements qualifying as cash flow hedges and actuarial gains and losses on postretirement benefit plans, net of reclassifications to net income.

Changes in accumulated other comprehensive loss during the three months ended December 31, 2013 are as follows:

	Postretirement	Derivative
	Benefit Plans	Instruments	Total
Balance, September 30, 2013	$(5,283)	$(3,437)	$(8,720)
Reclassification of benefit plan actuarial losses and prior service cost	98	—	98
Reclassifications of net losses on interest rate protection agreements	—	391	391

Balance, December 31, 2013	$(5,185)	$(3,046)	$(8,231)

Amounts in the table above are net of tax.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Reclassifications of net losses on interest rate protection agreements are reflected in interest expense on the Condensed Consolidated Statement of Income.
Restricted Cash. Restricted cash represents those cash balances in our commodity futures brokerage accounts that are restricted from withdrawal.
Correction of Error. We identified an error in the classification of deferred income tax assets on the December 31, 2012, Condensed Consolidated Balance Sheet. We evaluated the impact of the error and have determined that such error is not material. We have revised the December 31, 2012, Condensed Consolidated Balance Sheet to correct the error which revision decreased the following Condensed Consolidated Balance Sheet items by $20,709: current deferred income taxes; total current assets and total assets; long-term deferred income tax liabilities; total liabilities; and total liabilities and stockholder’s equity.
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

3.    Accounting Changes

Adoption of New Accounting Standards
Disclosures about Reclassifications Out of Accumulated Other Comprehensive Income. During the three months ended December 31, 2013, the Company adopted new accounting guidance regarding disclosures for items reclassified out of accumulated other comprehensive income (“AOCI”). The disclosures required by the new accounting guidance are included in the Note 2 to the condensed consolidated financial statements. The new disclosures are applied prospectively. As this guidance only affects disclosure requirements, the adoption of this guidance did not impact our results of operations, cash flows or financial position.

Disclosures about Offsetting Assets and Liabilities. During the three months ended December 31, 2013, the Company adopted new accounting guidance requiring entities to disclose both gross and net information about recognized derivative instruments that are offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. The new disclosures are applied retroactively for all periods presented. The disclosures required are included in Note 10 to the condensed consolidated financial statements. As this guidance only affects disclosure requirements, the adoption of this guidance did not impact our results of operations, cash flows or financial position.

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
The accounting policies of our reportable segments are the same as those described in Note 2 of the Company’s 2013 Annual Financial Statements and Notes. We evaluate the performance of our Gas Utility and Electric Utility segments principally based upon their income before income taxes.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Financial information by business segment follows:
Three Months Ended December 31, 2013:

		Reportable Segments
	Total	Gas Utility	Electric Utility	Other
Revenues	$298,899	$271,562	$26,961	$376
Cost of sales	$151,865	$135,487	$16,378	$—
Depreciation and amortization	$14,450	$13,384	$1,066	$—
Operating income	$85,843	$82,053	$3,689	$101
Interest expense	$8,797	$8,386	$411	$—
Income before income taxes	$77,046	$73,667	$3,278	$101

Total assets (at period end)	$2,326,670	$2,188,623	$138,047	$—
Goodwill (at period end)	$182,145	$182,145	$—	$—
Capital expenditures	$34,254	$32,812	$1,442	$—
Three Months Ended December 31, 2012:

		Reportable Segments
	Total	Gas Utility	Electric Utility	Other
Revenues	$273,797	$248,254	$25,118	$425
Cost of sales	$138,277	$123,574	$14,703	$—
Depreciation and amortization	$13,571	$12,605	$966	$—
Operating income	$72,564	$69,789	$2,624	$151
Interest expense	$10,077	$9,572	$505	$—
Income before income taxes	$62,487	$60,217	$2,119	$151

Total assets (at period end)	$2,298,995	$2,144,693	$154,302	$—
Goodwill (at period end)	$182,145	$182,145	$—	$—
Capital expenditures	$29,728	$28,519	$1,209	$—

5.    Inventories
Inventories comprise the following:

	December 31, 2013	September 30, 2013	December 31, 2012
Gas Utility natural gas	$69,117	$78,950	$51,838
Materials, supplies and other	11,558	10,711	10,023
Total inventories	$80,675	$89,661	$61,861

At December 31, 2013, UGI Utilities is a party to four storage contract administrative agreements (“SCAAs”) having terms of one to three years. Three of the SCAAs are with Energy Services, Inc. (“Energy Services”), a second-tier, wholly owned subsidiary of UGI (see Note 9). Pursuant to SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the terms of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished), are included in the caption “Gas Utility natural gas” in the table above.
The carrying value of gas storage inventories released under UGI Utilities’ principal SCAAs at December 31, 2013, September 30, 2013 and December 31, 2012, comprising 9.8 billion cubic feet (“bcf”), 11.0 bcf and 9.1 bcf of natural gas, was $39,362, $44,366 and $27,251, respectively. In conjunction with these SCAAs, UGI Utilities held total security deposits received from its SCAA counterparties of $17,600 at December 31, 2013, and $16,500 at September 30, 2013 and December 31, 2012. These amounts are included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.

6.    Regulatory Assets and Liabilities and Regulatory Matters
For a description of the Company’s regulatory assets and liabilities other than those described below, see Note 4 to the Company’s 2013 Annual Financial Statements and Notes. UGI Utilities does not recover a rate of return on its regulatory assets. The following regulatory assets and liabilities associated with Gas Utility and Electric Utility are included in our accompanying Condensed Consolidated Balance Sheets:

	December 31, 2013	September 30, 2013	December 31, 2012
Regulatory assets:
Income taxes recoverable	$106,435	$106,069	$103,665
Underfunded pension and postretirement plans	92,755	94,515	184,764
Environmental costs	14,910	17,054	17,119
Deferred fuel and power costs	427	8,283	7,797
Removal costs, net	13,748	13,333	11,541
Other	5,722	5,657	5,742
Total regulatory assets	$233,997	$244,911	$330,628
Regulatory liabilities:
Postretirement benefits	$16,846	$16,497	$13,486
Environmental overcollections	2,329	2,552	3,077
Deferred fuel and power refunds	7,524	8,283	1,916
State tax benefits — distribution system repairs	8,725	8,453	7,750
Other	1,332	1,502	570
Total regulatory liabilities	$36,756	$37,287	$26,799
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
Gas Utility uses derivative financial instruments to reduce volatility in the cost of natural gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative financial instruments are included in deferred fuel costs or refunds. Net unrealized gains (losses) on such contracts at December 31, 2013, September 30, 2013, and December 31, 2012, were $1,968, $(1,743) and $(440), respectively.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. Because these contracts do not qualify for the normal purchases and normal sales exception under GAAP, the fair values of these contracts are recognized on the Condensed Consolidated Balance Sheet with an associated adjustment to regulatory assets or liabilities in accordance with GAAP related to rate-regulated entities. At December 31, 2013, September 30, 2013, and December 31, 2012, the fair values of Electric Utility’s electricity supply contracts were net losses of $3,182, $4,759 and $8,182, respectively, which amounts are reflected in current derivative financial instrument liabilities and other noncurrent liabilities on the Condensed Consolidated Balance Sheets with equal and offsetting amounts reflected in deferred fuel and power costs in the table above.
In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains financial transmission rights (“FTRs”). FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its DS costs, realized and unrealized gains or losses on FTRs are included in deferred fuel and power costs or deferred fuel and power refunds. Unrealized gains or losses on FTRs at December 31, 2013, September 30, 2013, and December 31, 2012, were not material.

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
Net periodic pension expense and other postretirement benefit costs relating to our employees include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Service cost	$1,623	$2,053	$41	51
Interest cost	5,721	5,196	127	143
Expected return on assets	(6,650)	(6,198)	(139)	(132)
Amortization of:
Prior service benefit	—	—	(160)	(105)
Actuarial loss	1,748	3,428	37	91
Net benefit cost (income)	2,442	4,479	(94)	48
Change in associated regulatory liabilities	—	—	918	815
Net expense	$2,442	$4,479	$824	$863

Pension Plan assets are held in trust and consist principally of publicly traded, diversified equity and fixed income mutual funds and UGI Common Stock. It is our general policy to fund amounts for Pension Plan benefits equal to at least the minimum contribution required by ERISA. Based upon current assumptions, the Company estimates that it will be required to contribute approximately $14,399 to the Pension Plan during the remainder of Fiscal 2014. During the three months ended December 31, 2013 and 2012, the Company made contributions to the Pension Plan of $3,486 and $5,730, respectively. UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to pay UGI Gas’ and Electric Utility’s postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under GAAP. The difference between such amounts calculated under GAAP and the amounts included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the three months ended December 31, 2013 and 2012, nor are they expected to be material for all of Fiscal 2014.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

We also participate in an unfunded and non-qualified defined benefit supplemental executive retirement plan. Net benefit costs associated with this plan for all periods presented were not material.

8.    Commitments and Contingencies
CPG is party to a Consent Order and Agreement (“CPG-COA”) with the Pennsylvania Department of Environmental Protection (“DEP”) requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which manufactured gas plant (“MGP”) related facilities were operated (“CPG MGP Properties”) and to plug a minimum number of non-producing natural gas wells per year. In addition, PNG is a party to a Multi-Site Remediation Consent Order and Agreement (“PNG-COA”) with the DEP. The PNG-COA requires PNG to perform annually a specified level of activities associated with environmental investigation and remediation work at certain properties on which MGP-related facilities were operated (“PNG MGP Properties”). Under these agreements, environmental expenditures relating to the CPG MGP Properties and the PNG MGP Properties are capped at $1,800 and $1,100, respectively, in any calendar year. The CPG-COA was recently renewed and is scheduled to terminate at the end of 2018. The PNG-COA terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date in March 2004. At December 31, 2013 and 2012, our accrued liabilities for environmental investigation and remediation costs related to the CPG-COA and the PNG-COA totaled $16,900 and $14,965, respectively. In accordance with GAAP related to rate-regulated entities, we have recorded associated regulatory assets in equal amounts.
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
The Company does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because (1) UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs and (2) CPG Gas and PNG Gas are currently getting regulatory recovery of estimated environmental investigation and remediation costs associated with Pennsylvania sites. At December 31, 2013, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Gas was material for UGI Utilities.
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
UGI Utilities is a party to several SCAAs with Energy Services which have terms of one to three years. Under the SCAAs, UGI Utilities has, among other things, and subject to recall for operational purposes, released certain storage and transportation contracts to Energy Services for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon the commencement of the SCAAs, receives a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the SCAAs. UGI Utilities incurred costs associated with Energy Services’ SCAAs totaling $6,448 during the three months ended December 31, 2013 and $4,324 during the three months ended December 31, 2012. In conjunction with the SCAAs, UGI Utilities received security deposits from Energy Services. The amounts of such security deposits, which are included in “Other current liabilities” on the Condensed Consolidated Balance Sheets, were $10,600 as of December 31, 2013, and $16,500 as of September 30, 2013 and December 31, 2012.
UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) on its balance sheet under the caption “Inventories.” The carrying value of these gas storage inventories at December 31, 2013, comprising approximately 6.8 bcf of natural gas, was $27,052. The carrying value of these gas storage inventories at September 30, 2013, comprising approximately 10.4 bcf of natural gas, was $41,988. The carrying value of these gas storage inventories at December 31, 2012, comprising approximately 9.1 bcf of natural gas, was $27,251.
UGI Utilities has gas supply and delivery service agreements with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility during the heating season months of November through March. The aggregate amount of these transactions (exclusive of transactions pursuant to the SCAAs) during the three months ended December 31, 2013 and 2012, totaled $19,378 and $17,825, respectively.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

From time to time, the Company sells natural gas or pipeline capacity to Energy Services. During the three months ended December 31, 2013 and 2012, revenues associated with such sales to Energy Services totaled $17,116 and $19,824, respectively. Also from time to time, the Company purchases natural gas, pipeline capacity and electricity from Energy Services (in addition to those transactions already described above) and purchases a firm storage service from UGI Storage Company, a subsidiary of Energy Services, under one-year agreements. During the three months ended December 31, 2013 and 2012, the aggregate amount of such purchases totaled $22,078 and $19,020, respectively. These transactions did not have a material effect on the Company’s financial position, results of operations or cash flows.

10.    Fair Value Measurements
Derivative Financial Instruments
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of December 31, 2013, September 30, 2013 and December 31, 2012:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
December 31, 2013:
Assets:
Derivative financial instruments:
Commodity contracts	$2,058	$—	$—	$2,058
Liabilities:
Derivative financial instruments:
Commodity contracts	$(266)	$(3,006)	$—	$(3,272)
September 30, 2013:
Assets:
Derivative financial instruments:
Commodity contracts	$43	$—	$—	$43
Liabilities:
Derivative financial instruments:
Commodity contracts	$(2,162)	$(4,515)	$—	$(6,677)
December 31, 2012:
Assets:
Derivative financial instruments:
Commodity contracts	$374	$160	$—	$534
Interest rate contracts	$—	$4,226	$—	$4,226
Liabilities:
Derivative financial instruments:
Commodity contracts	$(1,315)	$(7,726)	$—	$(9,041)
Interest rate contracts	$—	$(30,412)	$—	$(30,412)

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
Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amount and estimated fair value of our long-term debt at December 31, 2013, were $642,000 and $694,220, respectively. The carrying amount and estimated fair value of our long-term debt at December 31, 2012, were $600,000 and $696,217, respectively. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar types of debt (Level 2).
Disclosures About Offsetting Derivative Assets and Liabilities
Derivative assets and liabilities are presented net by counterparty on our Condensed Consolidated Balance Sheets. Our derivative financial instruments include both over-the-counter transactions and those that are executed on an exchange and centrally cleared. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Exchange contracts utilize a financial intermediary, exchange, or clearinghouse to enter, execute, or clear the transactions. Certain over-the-counter and exchange contracts contain contractual rights of offset through master netting arrangements, derivative clearing agreements, and contract default provisions. In addition, the contracts may be subject to conditional rights of offset through counterparty nonperformance, insolvency, or other conditions.
In general, most of our over-the-counter transactions and most exchange contracts are subject to collateral requirements. Types of collateral generally includes cash or letters of credit. Any cash collateral paid by us to our derivative counterparties is reflected in the table below to offset derivative liabilities. Any cash collateral received by us from our derivative counterparties is reflected in the table below to offset derivative assets. Certain other accounts receivable and accounts payable balances recognized on our Condensed Consolidated Balance Sheets with our derivative counterparties are not included in the tables below but could reduce our net exposure to such counterparties because they are subject to master netting or similar arrangements.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amount Recognized	Gross Amount Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
December 31, 2013:
Derivative assets	$2,130	$(72)	$2,058	$—	$—	$2,058
Derivative (liabilities)	$(3,344)	$72	$(3,272)	$—	$—	$(3,272)

September 30, 2013:
Derivative assets	$92	$(49)	$43	$—	$—	$43
Derivative (liabilities)	$(6,726)	$49	$(6,677)	$—	$1,407	$(5,270)

December 31, 2012:
Derivative assets	$4,971	$(211)	$4,760	$—	$—	$4,760
Derivative (liabilities)	$(39,664)	$211	$(39,453)	$—	$700	$(38,753)

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
Commodity Price Risk
Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. As permitted and agreed to by the PUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses New York Mercantile Exchange (“NYMEX”) natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At December 31, 2013 and 2012, the volumes of natural gas associated with Gas Utility’s unsettled NYMEX natural gas futures and option contracts totaled 9.7 million dekatherms and 13.0 million dekatherms, respectively. At December 31, 2013, the maximum period over which Gas Utility is hedging natural gas market price risk is 9 months. Gains and losses on natural gas futures contracts and any gains on natural gas option contracts are recorded in regulatory assets or liabilities on the Condensed Consolidated Balance Sheets in accordance with accounting guidance related to rate-regulated entities and reflected in cost of sales through the PGC mechanism (see Note 6).
Electric Utility’s DS tariffs permit the recovery of all prudently incurred costs of electricity it sells to DS customers, including the cost of financial instruments used to hedge electricity costs. Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. Because these contracts currently do not qualify for the normal purchases and normal sales exception under GAAP, the fair values of these contracts are required

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

to be recognized on the balance sheet. At December 31, 2013 and 2012, the fair values of Electric Utility’s forward purchase power agreements comprising net losses of $3,182 and $8,182, respectively, are reflected in current derivative financial instrument liabilities and other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheets. In accordance with GAAP related to rate-regulated entities, Electric Utility has recorded equal and offsetting amounts in regulatory assets. At December 31, 2013 and 2012, the volumes of Electric Utility’s forward electricity purchase contracts was 324.4 million kilowatt hours and 482.3 million kilowatt hours, respectively. At December 31, 2013, the maximum period over which these contracts extend is 11 months.
In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains FTRs through an annual allocation process and by purchases of FTRs at monthly auctions. FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its DS costs, gains and losses on Electric Utility FTRs are recorded in regulatory assets or liabilities in accordance with GAAP related to rate-regulated entities and reflected in cost of sales through the DS recovery mechanism (see Note 6). At December 31, 2013 and 2012, the volumes associated with Electric Utility FTRs totaled 117.9 million kilowatt hours and 118.2 million kilowatt hours, respectively.
In order to reduce operating expense volatility, UGI Utilities from time to time enters into NYMEX gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in the operation of its vehicles and equipment. Associated volumes, fair values and effects on net income were not material for all periods presented.
Interest Rate Risk
Our long-term debt typically is issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). We account for IRPAs as cash flow hedges. Changes in the fair values of IRPAs are recorded in accumulated other comprehensive income (“AOCI”), to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. As of December 31, 2013 we had no unsettled IRPAs. As of December 31, 2012, the total notional amounts of unsettled IRPAs was $173,000.

At December 31, 2013, the amount of net losses associated with settled IRPAs expected to be reclassified into earnings during the next twelve months based upon current fair values is $2,680.
Derivative Financial Instrument Credit Risk
Our natural gas exchange-traded futures contracts generally require cash deposits in margin accounts. At December 31, 2013, there was no restricted cash in brokerage accounts. At December 31, 2012, restricted cash in brokerage accounts totaled $2,106.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

The following table provides information regarding the balance sheet location and fair values of our derivative assets and liabilities existing as of December 31, 2013 and 2012:

	Derivative Assets			Derivative (Liabilities)
	Balance Sheet	Fair Value		Balance Sheet	Fair Value
	Location	2013	2012	Location	2013	2012
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Derivative financial instruments	$—	$4,226	Derivative financial instruments	$—	$(30,412)
Derivatives Subject to Utility Rate Regulation:
Commodity contracts	Derivative financial instruments	1,969	420	Derivative financial instruments and Other noncurrent liabilities	(3,272)	(9,041)
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Derivative financial instruments	89	114	Derivative financial instruments	—	—
Total Derivatives		$2,058	$4,760		$(3,272)	$(39,453)

The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI for the three months ended December 31, 2013 and 2012:

Three Months Ended December 31, :
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain or
	2013	2012	2013	2012	(Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate contracts	$—	$4,336	$(669)	$(203)	Interest expense

Derivatives Not Designated
as Hedging Instruments:	Gain (Loss) Recognized in Income				Location of Gain (Loss) Recognized in Income
	2013	2012
Commodity contracts	$97	$(2)			Operating expenses/other income, net

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
These factors, and those factors set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition or future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

UGI UTILITIES, INC. AND SUBSIDIARIES

ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare our results of operations for the three months ended December 31, 2013 (“2013 three-month period”) with the three months ended December 31, 2012 (“2012 three-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 4 to the condensed consolidated financial statements.

2013 three-month period compared with 2012 three-month period

Three Months Ended December 31,	2013	2012	Increase (Decrease)
(Millions of dollars)
Gas Utility:
Revenues	$271.6	$248.3	$23.3	9.4%
Total margin (a)	$136.1	$124.7	$11.4	9.1%
Operating income	$82.1	$69.8	$12.3	17.6%
Income before income taxes	$73.7	$60.2	$13.5	22.4%
System throughput — billions of cubic feet (“bcf”)
Core market	24.1	21.8	2.3	10.6%
Total	56.7	54.0	2.7	5.0%
Heating degree days — % colder (warmer) than normal (b)	3.0%	(3.6)%	—	—
Electric Utility:
Revenues	$27.0	$25.1	$1.9	7.6%
Total margin (a)	$9.1	$9.0	$0.1	1.1%
Operating income	$3.7	$2.6	$1.1	42.3%
Income before income taxes	$3.3	$2.1	$1.2	57.1%
Distribution sales — millions of kilowatt-hours (“gwh”)	256.3	248.2	8.1	3.3%

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.5 million and $1.4 million during the three-month periods ended December 31, 2013 and 2012, respectively. For financial statement purposes, revenue-related taxes are included in “Taxes other than income taxes” in the Condensed Consolidated Statements of Income.

(b)
Deviation from average heating degree days for the 15-year period 1995-2009 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Gas Utility. Temperatures in the Gas Utility service territory in the 2013 three-month period based upon heating degree days were 3.0% colder than normal and 6.9% colder than the prior-year three-month period. Total distribution system throughput increased 2.7 bcf (5.0%) principally reflecting a 2.3 bcf increase in throughput to Gas Utility’s core market customers. Core market customers comprise firm- residential, commercial and industrial (“retail core-market”) customers who purchase their gas from Gas Utility and, to a much lesser extent, residential and small commercial customers who purchase their gas from alternate suppliers. Gas Utility system throughput to core-market customers was higher than last year principally reflecting the effects of the colder weather and, to a lesser extent, customer growth, due principally to conversions from other fuels prompted by sustained lower natural gas prices and high oil prices.

Gas Utility revenues increased $23.3 million during the 2013 three-month period principally reflecting higher revenues from core market customers ($21.8 million) and, to a much lesser extent, higher revenues from large firm delivery service customers on higher throughput ($2.9 million). These increases were partially offset by slightly lower revenues from off-system sales ($1.7 million). The increase in core market revenues principally reflects the effects of the higher core market throughput partially offset by the effects of lower average purchased gas cost (“PGC”) rates ($0.8 million). Under Gas Utility’s PGC recovery mechanisms, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery

UGI UTILITIES, INC. AND SUBSIDIARIES

mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility’s cost of gas was $135.5 million in the 2013 three-month period compared with $123.6 million in the prior-year period principally reflecting the effects of the greater retail core-market volumes sold ($11.4 million) partially offset by the effects of the lower off-system sales ($1.7 million) and the effects of the lower average PGC rates.
Gas Utility total margin increased $11.4 million in the 2013 three-month period principally reflecting higher core market total margin ($8.0 million) and greater large firm delivery service total margin ($3.2 million). The higher core market and large firm delivery service total margin reflects the effects of the greater throughput to these customers resulting from the colder weather.

Gas Utility operating income and income before income taxes during the 2013 three-month period were $12.3 million and $13.5 million higher than the prior year, respectively. The increase in Gas Utility operating income principally reflects the $11.4 million increase in total margin and, to a much lesser extent, a $2.0 million decrease in operating and administrative expenses which includes, among other things, lower pension and benefits expenses. The increase in Gas Utility income before income taxes reflects the greater operating income ($12.3 million) and lower interest expense principally reflecting lower average interest rates.
Electric Utility. Temperatures based upon heating degree days during the 2013 three-month period were about normal and approximately 5.2% colder than the prior-year period. The increase in Electric Utility revenues reflects the effects of the colder weather on throughput to heating customers and slightly higher average default service (“DS”) rates. Electric Utility cost of sales increased to $16.4 million in the 2013 three-month period from $14.7 million in the 2012 three-month period principally reflecting the effects of the greater DS rates and the higher sales.
Electric Utility total margin increased $0.1 million reflecting the effects of the higher throughput. Operating income and income before income taxes in the 2013 three-month period increased $1.1 million and $1.2 million, respectively, principally as a result of lower operating costs. Operating costs in the prior year were higher primarily reflecting higher distribution system costs associated with Hurricane Sandy.
Interest Expense and Income Taxes. Our consolidated interest expense in the 2013 three-month period was lower than the prior year principally reflecting lower average interest rates. Our effective income tax rate for the three months ended December 31, 2013, was approximately equal to the prior-year three-month period.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Company’s total debt outstanding at December 31, 2013, was $715.5 million, including $73.5 million of bank loans, compared to debt outstanding of $659.5 million at September 30, 2013, which includes $17.5 million of bank loans. UGI Utilities’ total debt outstanding at December 31, 2013, comprises $275 million of Senior Notes, $192 million of Medium-Term Notes and $175 million outstanding under a term loan facility. On October 30, 2013, UGI Utilities entered into a Note Purchase Agreement which provides for the private placement of $175 million aggregate principal amount of 4.98% Senior Notes due March 26, 2044. UGI Utilities expects to issue $175 million face amount of 4.98% Senior Notes in March 2014 and use the net proceeds to repay then-outstanding borrowings under the Term Loan Credit Agreement. Because the Company has the intent and ability to refinance the Term Loan Credit Agreement on a long-term basis, amounts outstanding under the Term Loan Credit Agreement are classified as long-term on the December 31, 2013 and September 30, 2013 Condensed Consolidated Balance Sheets.

UGI Utilities may borrow up to a total of $300 million (including a $100 million sublimit for letters of credit) under its credit agreement (“Credit Agreement”). The Credit Agreement expires in October 2015. During the 2013 and 2012 three-month periods, average daily bank loan borrowings were $53.0 million and $53.5 million, respectively, and peak bank loan borrowings totaled $84.0 million and $78.6 million, respectively. Peak bank loan borrowings typically occur during the heating season months of December and January.
We believe that we have sufficient liquidity in the forms of cash and cash equivalents on hand, cash expected to be generated from Gas Utility and Electric Utility operations, and bank loan borrowings available under the Credit Agreement to meet our anticipated contractual and projected cash commitments.
Cash Flows
Operating activities. Due to the seasonal nature of UGI Utilities’ businesses, cash flows from our operating activities are generally strongest during the second and third fiscal quarters when customers pay for natural gas and electricity consumed during the peak heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal

UGI UTILITIES, INC. AND SUBSIDIARIES

quarters when the Company’s investment in working capital, principally accounts receivable and inventories, is generally greatest. UGI Utilities uses borrowings under the Credit Agreement to manage seasonal cash flow needs.
Cash provided by operating activities was $2.3 million in the 2013 three-month period compared to cash used by operating activities of $25.4 million in the prior-year three-month period. Cash flow from operating activities before changes in operating working capital was $67.0 million in the 2013 three-month period compared to $59.6 million recorded in the prior-year three-month period principally reflecting the higher 2013 three-month period operating results and, to a much lesser extent, lower pension plan contributions. Changes in operating working capital used $64.7 million of operating cash flow during the 2013 three-month period compared to $84.9 million of cash provided during the prior-year three-month period. The lower cash used to fund changes in operating working capital in the 2013 three-month period reflects, among other things, the timing of interest payments requiring greater cash in the prior-year three-month period.
Investing activities. Cash used by investing activities was $32.6 million in the 2013 three-month period compared to $32.2 million in the 2012 three-month period. Total capital expenditures were $34.3 million in the 2013 three-month period compared with $29.7 million recorded in the prior-year period. The 2013 three-month period principally reflects higher Gas Utility capital expenditures. Changes in restricted cash in futures brokerage accounts provided provided $3.2 million of cash in the 2013 three-month period compared with $2.1 million of cash used to fund restricted cash in futures brokerage accounts.in the prior-year period.
Financing activities. Cash provided by financing activities was $38.6 million in the 2013 three-month period compared with cash used by financing activities of $64.2 million in the 2012 three-month period. Financing activity cash flows are primarily the result of net borrowings and repayments under our revolving credit agreements, cash dividends paid to UGI and capital contributions from UGI. During the 2013 three-month period there were net bank loan borrowings of $56.0 million compared with net borrowings of $63.9 million during the prior-year three-month period. Cash dividends in the 2013 three-month period totaled $17.5 million. There have been no cash dividends paid during the three months ended December 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposures are (1) commodity price risk and (2) interest rate risk. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.
Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to its customers, including the cost of financial instruments used to hedge purchased gas costs. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with Gas Utility operations. Gas Utility uses derivative financial instruments including natural gas futures and option contracts traded on the NYMEX to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism. The change in market value of natural gas futures contracts can require daily deposits of cash in futures accounts. At December 31, 2013, UGI Utilities had no restricted cash associated with futures accounts. At December 31, 2012, UGI Utilities had $2.1 million of restricted cash associated with natural gas futures accounts with brokers. At December 31, 2013 and 2012, the fair values of our natural gas futures and option contracts were net gains (losses) of $2.0 million and $(0.4) million, respectively.
Electric Utility's DS tariffs contain clauses which permit recovery of all prudently incurred power costs, including the cost of financial instruments used to hedge electricity costs, through the application of DS rates. Because of this ratemaking mechanism, there is limited power cost risk, including the cost of financial transmission rights (“FTRs”) and forward electricity purchase contracts, associated with our Electric Utility operations. At December 31, 2013 and 2012, the fair values of Electric Utility’s electricity supply contracts were net losses of $3.2 million and $8.2 million, respectively. At December 31, 2013 and 2012, the fair values of FTRs were not material.
In addition, Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures and wap contracts are recorded at fair value with changes in fair value reflected in other income. The amount of unrealized gains on these contracts and associated volumes under contract at December 31, 2013 and 2012 are not material.
In order to reduce interest rate risk associated with near- or medium-term issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). There were no outstanding IRPAs at December 31, 2013. The fair values of unsettled IRPAs held at December 31, 2012, were net losses of $26.2 million.

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

UGI UTILITIES, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 6. EXHIBITS

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

12.1	Computation of ratio of earnings to fixed charges
31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2013, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Utilities, Inc. (Registrant)
Date:	February 7, 2014	By:	/s/ Donald E. Brown
Donald E. Brown Vice President - Finance and Chief Financial Officer

Date:	February 7, 2014	By:	/s/ Matthew J. Nolan
Matthew J. Nolan Controller

UGI UTILITIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

12.1	Computation of ratio of earnings to fixed charges.
31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2013, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2013, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL.Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase