Form 10-Q
period 2014-03-31
UGI UTILITIES INC
filed 2014-05-09
CIK 100548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 30, 2014, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

UGI UTILITIES, INC. AND SUBSIDIARIES

- i -

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	March 31, 2014	September 30, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$14,238	$4,707	$58,329
Restricted cash	—	3,181	—
Accounts receivable (less allowances for doubtful accounts of $12,098, $5,519 and $8,052, respectively)	181,823	53,341	141,053
Accounts receivable — related parties	8,633	3,497	9,518
Accrued utility revenues	49,710	18,868	48,857
Inventories	20,629	89,661	16,215
Deferred income taxes	12,877	14,165	32,815
Regulatory assets	4,242	8,217	1,072
Derivative financial instruments	3,221	43	8,528
Prepaid expenses & other current assets	13,705	15,862	16,755
Total current assets	309,078	211,542	333,142
Property, plant and equipment, at cost (less accumulated depreciation and amortization of $877,460, $853,675 and $837,110, respectively)	1,611,934	1,574,135	1,508,985
Goodwill	182,145	182,145	182,145
Regulatory assets	231,689	236,694	321,257
Other assets	5,771	5,806	2,808
Total assets	$2,340,617	$2,210,322	$2,348,337

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$—	$—	$133,000
Bank loans	6,500	17,500	—
Accounts payable	69,468	51,970	48,099
Accounts payable — related parties	20,715	12,487	12,535
Deferred fuel refunds	3,204	8,283	31,209
Derivative financial instruments	372	6,677	29,077
Other current liabilities	149,983	110,596	149,801
Total current liabilities	250,242	207,513	403,721

Long-term debt	642,000	642,000	467,000
Deferred income taxes	448,678	436,810	413,168
Deferred investment tax credits	4,100	4,270	4,440
Pension and postretirement benefit obligations	65,972	72,505	174,905
Other noncurrent liabilities	52,669	55,610	53,965
Total liabilities	1,463,661	1,418,708	1,517,199

Commitments and contingencies (note 8)

Common stockholder’s equity:
Common Stock, $2.25 par value (authorized — 40,000,000 shares; issued and outstanding — 26,781,785 shares)	60,259	60,259	60,259
Additional paid-in capital	470,761	470,098	469,501
Retained earnings	353,680	269,977	324,450
Accumulated other comprehensive loss	(7,744)	(8,720)	(23,072)
Total common stockholder’s equity	876,956	791,614	831,138
Total liabilities and stockholder’s equity	$2,340,617	$2,210,322	$2,348,337
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenues	$513,956	$395,901	$812,855	$669,698
Costs and expenses:
Cost of sales — gas, fuel and purchased power (excluding depreciation shown below)	300,424	212,785	452,289	351,062
Operating and administrative expenses	54,306	52,421	95,451	96,656
Operating and administrative expenses — related parties	3,769	3,012	5,612	4,817
Taxes other than income taxes	4,801	4,684	8,980	8,960
Depreciation	13,815	12,895	27,437	25,648
Amortization	828	817	1,656	1,635
Other (income) loss, net	(1,941)	57	(2,367)	(874)
	376,002	286,671	589,058	487,904
Operating income	137,954	109,230	223,797	181,794
Interest expense	8,806	9,820	17,603	19,897
Income before income taxes	129,148	99,410	206,194	161,897
Income taxes	53,038	41,151	84,798	66,826
Net income	$76,110	$58,259	$121,396	$95,071
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net income	$76,110	$58,259	$121,396	$95,071
Other comprehensive income:
Net gains in fair value of derivative instruments (net of tax of $0, $(2,538), $0 and $(4,337), respectively)	—	3,578	—	6,115
Reclassifications of net losses on derivative instruments (net of tax of $(278), $(84), $(556) and $(168), respectively)	392	118	783	237
Benefit plans reclassifications of actuarial losses and prior service costs (net of tax of $(67), $(139), $(137) and $(278), respectively)	95	198	193	393
Other comprehensive income	487	3,894	976	6,745
Comprehensive income	$76,597	$62,153	$122,372	$101,816
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Six Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$121,396	$95,071
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	29,093	27,283
Deferred income taxes, net	12,109	4,241
Provision for uncollectible accounts	8,716	6,059
Other, net	414	7,537
Net change in:
Accounts receivable and accrued utility revenues	(173,176)	(136,644)
Inventories	69,032	51,119
Deferred fuel and power costs, net of changes in unsettled derivatives	(10,181)	33,311
Accounts payable	25,726	3,688
Other current assets	1,746	12,632
Other current liabilities	38,355	18,120
Net cash provided by operating activities	123,230	122,417

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(65,902)	(55,519)
Net costs of property, plant and equipment disposals	(2,948)	(1,437)
Decrease in restricted cash	3,181	—
Net cash used by investing activities	(65,669)	(56,956)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(37,693)	—
Issuances of long-term debt	175,000	—
Repayments of long-term debt	(175,000)	—
Decrease in bank loans	(11,000)	(9,200)
Other	663	809
Net cash used by financing activities	(48,030)	(8,391)
Cash and cash equivalents increase	$9,531	$57,070
CASH AND CASH EQUIVALENTS:
End of period	$14,238	$58,329
Beginning of period	4,707	1,259
Increase	$9,531	$57,070
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

1.	Nature of Operations
UGI Utilities, Inc. (“UGI Utilities”), a wholly owned subsidiary of UGI Corporation (“UGI”), and UGI Utilities’ wholly owned subsidiaries UGI Penn Natural Gas, Inc. (“PNG”) and UGI Central Penn Gas, Inc. (“CPG”), own and operate natural gas distribution utilities in eastern, northeastern and central Pennsylvania and in a portion of one Maryland county. UGI Utilities also owns and operates an electric distribution utility in northeastern Pennsylvania (“Electric Utility”). UGI Utilities’ natural gas distribution utility is referred to as “UGI Gas.” UGI Gas, PNG and CPG are collectively referred to as “Gas Utility.” Gas Utility is subject to regulation by the Pennsylvania Public Utility Commission (“PUC”) and, with respect to its small Maryland service territory, the Maryland Public Service Commission, and Electric Utility is subject to regulation by the PUC. Gas Utility and Electric Utility are collectively referred to as “Utilities.” PNG also has a heating, ventilation and air-conditioning service business, UGI Penn HVAC Services, Inc., which operates principally in the PNG service territory (“HVAC Business”).
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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Changes in accumulated other comprehensive loss during the three and six months ended March 31, 2014 are as follows:

	Postretirement	Derivative
Three Months Ended March 31, 2014:	Benefit Plans	Instruments	Total
Balance, December 31, 2013	$(5,185)	$(3,046)	$(8,231)
Reclassification of benefit plan actuarial losses and prior service cost	95	—	95
Reclassifications of net losses on interest rate protection agreements	—	392	392

Balance, March 31, 2014	$(5,090)	$(2,654)	$(7,744)

Six Months Ended March 31, 2014:
Balance, September 30, 2013	$(5,283)	$(3,437)	$(8,720)
Reclassification of benefit plan actuarial losses and prior service cost	193	—	193
Reclassifications of net losses on interest rate protection agreements	—	783	783

Balance, March 31, 2014	$(5,090)	$(2,654)	$(7,744)

Amounts in the table above are net of tax.
Reclassifications of net losses on interest rate protection agreements are reflected in interest expense on the Condensed Consolidated Statements of Income.
Restricted Cash. Restricted cash represents those cash balances in our commodity futures brokerage accounts that are restricted from withdrawal.
Correction of Error. We identified an error in the classification of deferred income tax assets on the March 31, 2013, Condensed Consolidated Balance Sheet. We evaluated the impact of the error and have determined that such error is not material. We have revised the March 31, 2013, Condensed Consolidated Balance Sheet to correct the error which decreased the following Condensed Consolidated Balance Sheet items by $20,709: current deferred income taxes; total current assets and total assets; long-term deferred income tax liabilities; total liabilities; and total liabilities and stockholder’s equity.
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

3.    Accounting Changes

Adoption of New Accounting Standards
Disclosures about Reclassifications Out of Accumulated Other Comprehensive Income. Effective October 1, 2013, the Company adopted new accounting guidance regarding disclosures for items reclassified out of accumulated other comprehensive income (“AOCI”). The disclosures required by the new accounting guidance are included in the Note 2 to the condensed consolidated financial statements. The new disclosures are applied prospectively. As this guidance only affects disclosure requirements, the adoption of this guidance did not impact our results of operations, cash flows or financial position.

Disclosures about Offsetting Assets and Liabilities. In Fiscal 2014 the Company adopted new accounting guidance requiring entities to disclose both gross and net information about recognized derivative instruments that are offset on the balance sheet as a result of an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. The new disclosures are applied retroactively for all periods presented. The disclosures required are included in Note 10 to the condensed consolidated financial statements. As this guidance only affects disclosure requirements, the adoption of this guidance did not impact our results of operations, cash flows or financial position.

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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Financial information by business segment follows:
Three Months Ended March 31, 2014:

		Reportable Segments
	Total	Gas Utility	Electric Utility	Other
Revenues	$513,956	$480,163	$33,552	$241
Cost of sales	$300,424	$278,748	$21,676	$—
Depreciation and amortization	$14,643	$13,575	$1,068	$—
Operating income	$137,954	$134,560	$3,492	$(98)
Interest expense	$8,806	$8,362	$444	$—
Income before income taxes	$129,148	$126,198	$3,048	$(98)

Total assets (at period end)	$2,340,617	$2,195,437	$145,180	$—
Goodwill (at period end)	$182,145	$182,145	$—	$—
Capital expenditures	$31,648	$30,039	$1,609	$—
Three Months Ended March 31, 2013:

		Reportable Segments
	Total	Gas Utility	Electric Utility	Other
Revenues	$395,901	$368,635	$26,951	$315
Cost of sales	$212,785	$196,742	$16,043	$—
Depreciation and amortization	$13,712	$12,731	$981	$—
Operating income	$109,230	$105,749	$3,389	$92
Interest expense	$9,820	$9,327	$493	$—
Income before income taxes	$99,410	$96,422	$2,896	$92

Total assets (at period end)	$2,348,337	$2,184,816	$163,521	$—
Goodwill (at period end)	$182,145	$182,145	$—	$—
Capital expenditures	$25,791	$24,430	$1,361	$—

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Six Months Ended March 31, 2014:

		Reportable Segments
	Total	Gas Utility	Electric Utility	Other
Revenues	$812,855	$751,725	$60,513	$617
Cost of sales	$452,289	$414,235	$38,054	$—
Depreciation and amortization	$29,093	$26,959	$2,134	$—
Operating income	$223,797	$216,613	$7,181	$3
Interest expense	$17,603	$16,748	$855	$—
Income before income taxes	$206,194	$199,865	$6,326	$3

Total assets (at period end)	$2,340,617	$2,195,437	$145,180	$—
Goodwill (at period end)	$182,145	$182,145	$—	$—
Capital expenditures	$65,902	$62,851	$3,051	$—
Six Months Ended March 31, 2013:

		Reportable Segments
	Total	Gas Utility	Electric Utility	Other
Revenues	$669,698	$616,889	$52,069	$740
Cost of sales	$351,062	$320,316	$30,746	$—
Depreciation and amortization	$27,283	$25,336	$1,947	$—
Operating income	$181,794	$175,538	$6,013	$243
Interest expense	$19,897	$18,899	$998	$—
Income before income taxes	$161,897	$156,639	$5,015	$243

Total assets (at period end)	$2,348,337	$2,184,816	$163,521	$—
Goodwill (at period end)	$182,145	$182,145	$—	$—
Capital expenditures	$55,519	$52,949	$2,570	$—

5.    Inventories
Inventories comprise the following:

	March 31, 2014	September 30, 2013	March 31, 2013
Gas Utility natural gas	$7,490	$78,950	$5,366
Materials, supplies and other	13,139	10,711	10,849
Total inventories	$20,629	$89,661	$16,215

At March 31, 2014, UGI Utilities is a party to four storage contract administrative agreements (“SCAAs”) having terms of one to three years. Three of the SCAAs are with Energy Services, LLC (“Energy Services”), a second-tier, wholly owned subsidiary of UGI (see Note 9). Pursuant to SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs,

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

and makes payments associated with refilling storage inventories during the terms of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished), are included in the caption “Gas Utility natural gas” in the table above.
The carrying value of gas storage inventories released under UGI Utilities’ principal SCAAs at March 31, 2014, September 30, 2013 and March 31, 2013, comprising 1.3 billion cubic feet (“bcf”), 11.0 bcf and 1.0 bcf of natural gas, was $5,421, $44,366 and $3,315, respectively. In conjunction with these SCAAs, UGI Utilities held total security deposits received from its SCAA counterparties of $17,600 at March 31, 2014, and $16,500 at September 30, 2013 and March 31, 2013. These amounts are included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.

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

	March 31, 2014	September 30, 2013	March 31, 2013
Regulatory assets:
Income taxes recoverable	$106,800	$106,069	$104,229
Underfunded pension and postretirement plans	90,996	94,515	181,305
Environmental costs	14,544	17,054	16,841
Deferred fuel and power costs	4,308	8,283	2,122
Removal costs, net	14,379	13,333	11,856
Other	4,904	5,657	5,976
Total regulatory assets	$235,931	$244,911	$322,329
Regulatory liabilities:
Postretirement benefits	$17,196	$16,497	$13,865
Environmental overcollections	1,855	2,552	2,980
Deferred fuel and power refunds	3,204	8,283	31,209
State tax benefits — distribution system repairs	8,998	8,453	7,900
Other	1,895	1,502	700
Total regulatory liabilities	$33,148	$37,287	$56,654
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
Gas Utility uses derivative financial instruments to reduce volatility in the cost of natural gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative financial instruments are included in deferred fuel costs or refunds. Net unrealized gains (losses) on such contracts at March 31, 2014, September 30, 2013, and March 31, 2013, were $2,389, $(1,743) and $4,129, respectively.
Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. Because these contracts do not qualify for the normal purchases and normal sales exception under GAAP, the fair values of these contracts are recognized on the Condensed Consolidated Balance Sheet with an associated adjustment to

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

regulatory assets or liabilities in accordance with GAAP related to rate-regulated entities. At March 31, 2014, September 30, 2013, and March 31, 2013, the fair values of Electric Utility’s electricity supply contracts were net gains (losses) of $358, $(4,759) and $(5,458), respectively, which amounts are reflected in current derivative financial instrument assets and liabilities and other noncurrent liabilities on the Condensed Consolidated Balance Sheets with equal and offsetting amounts reflected in deferred fuel and power costs or refunds in the table above.
In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains financial transmission rights (“FTRs”). FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its DS costs, realized and unrealized gains or losses on FTRs are included in deferred fuel and power costs or deferred fuel and power refunds. Unrealized gains or losses on FTRs at March 31, 2014, September 30, 2013, and March 31, 2013, were not material.

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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Net periodic pension expense and other postretirement benefit costs relating to our employees include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Service cost	$1,623	$2,053	$41	$51
Interest cost	5,721	5,196	127	143
Expected return on assets	(6,650)	(6,198)	(139)	(132)
Amortization of:
Prior service benefit	87	62	(160)	(105)
Actuarial loss	1,661	3,366	37	91
Net benefit cost (income)	2,442	4,479	(94)	48
Change in associated regulatory liabilities	—	—	918	815
Net expense	$2,442	$4,479	$824	$863

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Service cost	$3,246	$4,105	$82	$102
Interest cost	11,442	10,391	254	286
Expected return on assets	(13,299)	(12,396)	(278)	(264)
Amortization of:
Prior service cost (benefit)	174	124	(320)	(210)
Actuarial loss	3,321	6,732	74	182
Net benefit cost	4,884	8,956	(188)	96
Change in associated regulatory liabilities	—	—	1,836	1,630
Net expense	$4,884	$8,956	$1,648	$1,726

Pension Plan assets are held in trust and consist principally of publicly traded, diversified equity and fixed income mutual funds and UGI Common Stock. It is our general policy to fund amounts for Pension Plan benefits equal to at least the minimum contribution required by ERISA. Based upon current assumptions, the Company estimates that it will be required to contribute approximately $10,912 to the Pension Plan during the remainder of Fiscal 2014. During the six months ended March 31, 2014 and 2013, the Company made contributions to the Pension Plan of $6,972 and $6,393, respectively. UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to pay UGI Gas’ and Electric Utility’s postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under GAAP. The difference between such amounts calculated under GAAP and the amounts included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers.
We also participate in an unfunded and non-qualified defined benefit supplemental executive retirement plan. Net benefit costs associated with this plan for all periods presented were not material.

8.    Commitments and Contingencies
CPG is party to a Consent Order and Agreement (“CPG-COA”) with the Pennsylvania Department of Environmental Protection (“DEP”) requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which manufactured gas plant (“MGP”) related facilities

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

were operated (“CPG MGP Properties”) and to plug a minimum number of non-producing natural gas wells per year. In addition, PNG is a party to a Multi-Site Remediation Consent Order and Agreement (“PNG-COA”) with the DEP. The PNG-COA requires PNG to perform annually a specified level of activities associated with environmental investigation and remediation work at certain properties on which MGP-related facilities were operated (“PNG MGP Properties”). Under these agreements, environmental expenditures relating to the CPG MGP Properties and the PNG MGP Properties are capped at $1,800 and $1,100, respectively, in any calendar year. The CPG-COA was recently renewed and is scheduled to terminate at the end of 2018. The PNG-COA terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date in March 2004. At March 31, 2014 and 2013, our accrued liabilities for environmental investigation and remediation costs related to the CPG-COA and the PNG-COA totaled $11,097 and $14,338, respectively. In accordance with GAAP related to rate-regulated entities, we have recorded associated regulatory assets in equal amounts.
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
The Company does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because (1) UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs and (2) CPG Gas and PNG Gas are currently getting regulatory recovery of estimated environmental investigation and remediation costs associated with Pennsylvania sites. At March 31, 2014, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Gas was material for UGI Utilities.
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
There are pending claims and legal actions arising in the normal course of our businesses. While the results of these pending claims and legal actions cannot be predicted with certainty, we believe, after consultation with counsel, that the final outcome of such matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

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
UGI Utilities is a party to several SCAAs with Energy Services which have terms of one to three years. Under the SCAAs, UGI Utilities has, among other things, and subject to recall for operational purposes, released certain storage and transportation contracts to Energy Services for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon the commencement of the SCAAs, receives a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the SCAAs. UGI Utilities incurred costs associated with Energy Services’ SCAAs totaling $248 and $6,695 during the three and six months ended March 31, 2014, respectively, and $702 and $5,026 during the three and six months ended March 31, 2013, respectively. In conjunction with the SCAAs, UGI Utilities received security deposits from Energy Services. The amounts of such security deposits, which are included in “Other current liabilities” on the Condensed Consolidated Balance Sheets, were $10,600 as of March 31, 2014, and $16,500 as of September 30, 2013 and March 31, 2013.
UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) on its balance sheet under the caption “Inventories.” The carrying value of these gas storage inventories at March 31, 2014, comprising approximately 1.1 bcf of natural gas, was $4,653. The carrying value of these gas storage inventories at September 30, 2013, comprising approximately 10.4 bcf of natural gas, was $41,988. The carrying value of these gas storage inventories at March 31, 2013, comprising approximately 1.0 bcf of natural gas, was $3,315.
UGI Utilities has gas supply and delivery service agreements with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility during the heating season months of November through March. The aggregate amount of these transactions (exclusive of transactions pursuant to the SCAAs) during the three and six months ended March 31, 2014 , totaled $13,330 and $32,708, respectively. During the three and six months ended March 31, 2013, such transactions totaled $14,701 and $32,526, respectively.
From time to time, the Company sells natural gas or pipeline capacity to Energy Services. During the three and six months ended March 31, 2014, revenues associated with such sales to Energy Services totaled $75,133 and $92,249, respectively. During the three and six months ended March 31, 2013, revenues associated with such sales to Energy Services totaled $25,428 and $45,252, respectively. Also from time to time, the Company purchases natural gas, pipeline capacity and electricity from Energy Services (in addition to those transactions already described above) and purchases a firm storage service from UGI Storage Company, a subsidiary of Energy Services, under one-year agreements. During the three and six months ended March 31, 2014, the aggregate amount of such purchases totaled $70,619 and $92,697, respectively. During the three and six months ended March 31, 2013, the aggregate amount of such purchases totaled $18,213 and $37,233, respectively. These transactions did not have a material effect on the Company’s financial position, results of operations or cash flows.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

10.    Fair Value Measurements
Derivative Financial Instruments
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of March 31, 2014, September 30, 2013 and March 31, 2013:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
March 31, 2014:
Assets:
Derivative financial instruments:
Commodity contracts	$2,491	$730	$—	$3,221
Liabilities:
Derivative financial instruments:
Commodity contracts	$(9)	$(363)	$—	$(372)
September 30, 2013:
Assets:
Derivative financial instruments:
Commodity contracts	$43	$—	$—	$43
Liabilities:
Derivative financial instruments:
Commodity contracts	$(2,162)	$(4,515)	$—	$(6,677)
March 31, 2013:
Assets:
Derivative financial instruments:
Commodity contracts	$4,299	$—	$—	$4,299
Interest rate contracts	$—	$4,229	$—	$4,229
Liabilities:
Derivative financial instruments:
Commodity contracts	$(406)	$(5,061)	$—	$(5,467)
Interest rate contracts	$—	$(24,298)	$—	$(24,298)

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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amount and estimated fair value of our long-term debt at March 31, 2014, were $642,000 and $704,811, respectively. The carrying amount and estimated fair value of our long-term debt at March 31, 2013, were $600,000 and $690,459, respectively. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar types of debt (Level 2).
Disclosures About Offsetting Derivative Assets and Liabilities
Derivative assets and liabilities are presented net by counterparty on our Condensed Consolidated Balance Sheets if the right of offset exists. Our derivative financial instruments include both over-the-counter transactions and those that are executed on an exchange and centrally cleared. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Exchange contracts utilize a financial intermediary, exchange, or clearinghouse to enter, execute, or clear the transactions. Certain over-the-counter and exchange contracts contain contractual rights of offset through master netting arrangements, derivative clearing agreements, and contract default provisions. In addition, the contracts may be subject to conditional rights of offset through counterparty nonperformance, insolvency, or other conditions.
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

	Gross Amount Recognized	Gross Amount Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet
March 31, 2014:
Derivative assets	$3,526	$(305)	$3,221
Derivative (liabilities)	$(677)	$305	$(372)

September 30, 2013:
Derivative assets	$92	$(49)	$43
Derivative (liabilities)	$(6,726)	$49	$(6,677)

March 31, 2013:
Derivative assets	$12,241	$(3,713)	$8,528
Derivative (liabilities)	$(33,478)	$3,713	$(29,765)

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
Commodity Price Risk
Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. As permitted and agreed to by the PUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses New York Mercantile Exchange (“NYMEX”) natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At March 31, 2014 and 2013, the volumes of natural gas associated with Gas Utility’s unsettled NYMEX natural gas futures and option contracts totaled 9.0 million dekatherms and 10.0 million dekatherms, respectively. At March 31, 2014, the maximum period over which Gas Utility is hedging natural gas market price risk is 11 months. Gains and losses on natural gas futures contracts and any gains on natural gas option contracts are recorded in regulatory assets or liabilities on the Condensed Consolidated Balance Sheets in accordance with accounting guidance related to rate-regulated entities and reflected in cost of sales through the PGC mechanism (see Note 6).
Electric Utility’s DS tariffs permit the recovery of all prudently incurred costs of electricity it sells to DS customers, including the cost of financial instruments used to hedge electricity costs. Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. Because these contracts currently do not qualify for the normal purchases and normal sales exception under GAAP, the fair values of these contracts are required to be recognized on the balance sheet. At March 31, 2014 and 2013, the fair values of Electric Utility’s forward purchase power agreements comprising net gains of $358 and net losses of $5,458, respectively, are reflected in current derivative financial instrument assets and liabilities and other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheets. In accordance with GAAP related to rate-regulated entities, Electric Utility has recorded equal and offsetting amounts in regulatory assets and liabilities. At March 31, 2014 and 2013, the volumes of Electric Utility’s forward electricity purchase contracts were 207.0 million kilowatt hours and 403.2 million kilowatt hours, respectively. At March 31, 2014, the maximum period over which these contracts extend is 8 months.
In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains FTRs through an annual allocation process and by purchases of FTRs at monthly auctions. FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its DS costs, gains and losses on Electric Utility FTRs are recorded in regulatory assets or liabilities in accordance with GAAP related to rate-regulated entities and reflected in cost of sales through the DS recovery mechanism (see Note 6). At March 31, 2014 and 2013, the volumes associated with Electric Utility FTRs totaled 47.4 million kilowatt hours and 47.5 million kilowatt hours, respectively.
In order to reduce operating expense volatility, UGI Utilities from time to time enters into NYMEX gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in the operation of its vehicles and equipment. Associated volumes, fair values and effects on net income were not material for all periods presented.
Interest Rate Risk
Our long-term debt typically is issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). We account for IRPAs as cash flow hedges. Changes in the fair values of IRPAs are recorded in AOCI, to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. As of March 31, 2014 we had no unsettled IRPAs. As of March 31, 2013, the total notional amounts of unsettled IRPAs was $173,000.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

At March 31, 2014, the amount of net losses associated with settled IRPAs expected to be reclassified into earnings during the next twelve months based upon current fair values is $2,680.
Derivative Financial Instrument Credit Risk
Our natural gas exchange-traded futures contracts generally require cash deposits in margin accounts. At March 31, 2014 and 2013, there was no restricted cash in brokerage accounts.
The following table provides information regarding the balance sheet location and fair values of our derivative assets and liabilities existing as of March 31, 2014 and 2013:

	Derivative Assets			Derivative (Liabilities)
	Balance Sheet	Fair Value		Balance Sheet	Fair Value
	Location	2014	2013	Location	2014	2013
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Derivative financial instruments	$—	$4,229	Derivative financial instruments	$—	$(24,298)
Derivatives Subject to Utility Rate Regulation:
Commodity contracts	Derivative financial instruments	3,153	4,130	Derivative financial instruments and Other noncurrent liabilities	(372)	(5,467)
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Derivative financial instruments	68	169	Derivative financial instruments	—	—
Total Derivatives		$3,221	$8,528		$(372)	$(29,765)

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI for the three and six months ended March 31, 2014 and 2013:

Three Months Ended March 31, :
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain or
	2014	2013	2014	2013	(Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate contracts	$—	$6,116	$(670)	$(202)	Interest expense

Derivatives Not Designated
as Hedging Instruments:	Gain (Loss) Recognized in Income				Location of Gain (Loss) Recognized in Income
	2014	2013
Commodity contracts	$(18)	$107			Operating expenses/other income, net

Six Months Ended March 31, :
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain or
	2014	2013	2014	2013	(Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate contracts	$—	$10,452	$1,339	$(405)	Interest expense

Derivatives Not Designated
as Hedging Instruments:	Gain (Loss) Recognized in Income				Location of Gain (Loss) Recognized in Income
	2014	2013
Commodity contracts	$79	$105			Operating expenses/other income, net
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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

12.     Debt

On March 26, 2014, UGI Utilities issued in a private placement $175,000 of 4.98% Senior Notes due March 26, 2044 (“4.98% Senior Notes”). The 4.98% Senior Notes were issued pursuant to a Note Purchase Agreement dated October 30, 2013, between UGI Utilities and certain note purchasers. The 4.98% Senior Notes are unsecured and rank equally with UGI Utilities’ existing outstanding senior debt. The net proceeds from the sale of the 4.98% Senior Notes were used to repay $175,000 of borrowings under UGI Utilities’ 364-day term loan credit agreement scheduled to expire in September 2014. The 4.98% Senior Notes include the usual and customary covenants for similar type notes including, among others, maintenance of existence, payment of taxes when due, compliance with laws and maintenance of insurance. The 4.98% Senior Notes also contain restrictive and financial covenants including a Consolidated Debt to Consolidated Total Capital, as defined therein, of 0.65 to 1.00.

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

UGI UTILITIES, INC. AND SUBSIDIARIES

ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare our results of operations for the three months ended March 31, 2014 (“2014 three-month period”) with the three months ended March 31, 2013 (“2013 three-month period”) and the six months ended March 31, 2014 (“2014 six-month period”) with the six months ended March 31, 2013 (“2013 six-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 4 to the condensed consolidated financial statements.

2014 three-month period compared with 2013 three-month period

Three Months Ended March 31,	2014	2013	Increase
(Millions of dollars)
Gas Utility:
Revenues	$480.2	$368.6	$111.6	30.3%
Total margin (a)	$201.4	$171.9	$29.5	17.2%
Operating income	$134.6	$105.7	$28.9	27.3%
Income before income taxes	$126.2	$96.4	$29.8	30.9%
System throughput — billions of cubic feet (“bcf”)
Core market	41.8	34.9	6.9	19.8%
Total	78.5	68.6	9.9	14.4%
Heating degree days — % colder than normal (b)	19.3%	1.9%	—	—
Electric Utility:
Revenues	$33.6	$27.0	$6.6	24.4%
Total margin (a)	$10.1	$9.4	$0.7	7.4%
Operating income	$3.5	$3.4	$0.1	2.9%
Income before income taxes	$3.0	$2.9	$0.1	3.4%
Distribution sales — millions of kilowatt-hours (“gwh”)	301.7	282.8	18.9	6.7%

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.8 million and $1.5 million during the three-month periods ended March 31, 2014 and 2013, respectively. For financial statement purposes, revenue-related taxes are included in “Taxes other than income taxes” in the Condensed Consolidated Statements of Income.

(b)
Deviation from average heating degree days for the 15-year period 1995-2009 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Gas Utility. Gas Utility experienced significantly colder than normal weather during the three months ended March 31, 2014. Temperatures in the Gas Utility service territory during the 2014 three-month period based upon heating degree days were 19.3% colder than normal and 17.1% colder than the prior-year three-month period. Total distribution system throughput increased 9.9 bcf principally reflecting a 6.9 bcf (19.8%) increase in demand from Gas Utility’s core market customers and, to a lesser extent, greater large firm delivery service volumes. Core market customers comprise firm- residential, commercial and industrial (“retail core-market”) customers who purchase their gas from Gas Utility and, to a much lesser extent, residential and small commercial customers who purchase their gas from alternate suppliers. Gas Utility system throughput to core-market customers was higher than last year principally reflecting the effects of the significantly colder weather and, to a lesser extent, customer growth due principally to conversions from other fuels prompted by sustained lower natural gas prices and high oil prices.
Gas Utility revenues increased $111.6 million during the 2014 three-month period principally reflecting higher revenues from core market customers ($55.4 million), higher revenues from off-system sales ($47.3 million) and, to a much lesser extent, higher revenues from large firm delivery service customers on higher throughput ($5.8 million). The increase in core market revenues principally reflects the effects of the higher core market throughput and, to a much lesser extent, the effects of slightly higher average purchased gas cost (“PGC”) rates ($1.2 million). Under Gas Utility’s PGC recovery mechanisms, Gas Utility records the

UGI UTILITIES, INC. AND SUBSIDIARIES

cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility’s cost of gas was $278.7 million in the 2014 three-month period compared with $196.7 million in the prior-year period principally reflecting the effects of the greater retail core-market volumes sold ($31.6 million) and the effects of the higher off-system sales ($47.3 million).
Gas Utility total margin increased $29.5 million in the 2014 three-month period principally reflecting higher core market total margin ($22.9 million) and greater large firm delivery service total margin ($5.5 million). The higher core market and large firm delivery service total margin reflects the effects of the greater throughput to these customers resulting from the significantly colder weather and new customer growth.
Gas Utility operating income and income before income taxes during the 2014 three-month period were $28.9 million and $29.8 million higher than the prior year, respectively. The increase in Gas Utility operating income principally reflects the $29.5 million increase in total margin partially offset by slightly higher operating and administrative expenses which include, among other things, higher uncollectible accounts expense and higher distribution system maintenance expenses offset in part by lower pension and benefit expenses. The increase in Gas Utility income before income taxes reflects the greater operating income ($28.9 million) and lower interest expense principally reflecting lower average interest rates.
Electric Utility. Temperatures based upon heating degree days during the 2014 three-month period were 16.6% colder than normal and approximately 15.5% colder than the prior-year period. The increase in Electric Utility revenues reflects the effects of the colder weather on throughput to heating customers and slightly higher average default service (“DS”) rates. Electric Utility cost of sales increased to $21.7 million in the 2014 three-month period from $16.0 million in the 2013 three-month period principally reflecting the effects of the greater DS rates and the higher sales.
Electric Utility total margin increased $0.7 million reflecting the effects of the higher throughput partially offset by higher gross receipts tax on the higher revenues. Operating income and income before income taxes in the 2014 three-month period each increased $0.1 million, notwithstanding the $0.7 million increase in total margin, principally as a result of higher uncollectible accounts and distribution system expenses.
Interest Expense and Income Taxes. Our consolidated interest expense in the 2014 three-month period was lower than the prior year principally reflecting lower average interest rates. Our effective income tax rate for the three months ended March 31, 2014, was approximately equal to the prior-year three-month period.

UGI UTILITIES, INC. AND SUBSIDIARIES

2014 six-month period compared with 2013 six-month period

Six Months Ended March 31,	2014	2013	Increase
(Millions of dollars)
Gas Utility:
Revenues	$751.7	$616.9	$134.8	21.9%
Total margin (a)	$337.5	$296.6	$40.9	13.8%
Operating income	$216.6	$175.5	$41.1	23.4%
Income before income taxes	$199.9	$156.6	$43.3	27.7%
System throughput — billions of cubic feet (“bcf”)
Core market	65.9	56.7	9.2	16.2%
Total	135.3	122.7	12.6	10.3%
Heating degree days — % colder (warmer) than normal (b)	12.5%	(0.4)%	—	—
Electric Utility:
Revenues	$60.5	$52.1	$8.4	16.1%
Total margin (a)	$19.2	$18.5	$0.7	3.8%
Operating income	$7.2	$6.0	$1.2	20.0%
Income before income taxes	$6.3	$5.0	$1.3	26.0%
Distribution sales — millions of kilowatt-hours (“gwh”)	558.1	531.0	$27.1	5.1%

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $3.3 million and $2.8 million during the six-month periods ended March 31, 2014 and 2013, respectively. For financial statement purposes, revenue-related taxes are included in “Taxes other than income taxes” in the Condensed Consolidated Statements of Income.

(b)
Deviation from average heating degree days for the 15-year period 1995-2009 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Gas Utility. Temperatures in the Gas Utility service territory in the 2014 six-month period based upon heating degree days were 12.5% colder than normal and 12.9% colder than the prior-year six-month period. Total distribution system throughput increased 12.6 bcf principally reflecting a 9.2 bcf (16.2%) increase in demand from Gas Utility’s core market customers. Gas Utility system throughput to core-market customers was higher than last year principally reflecting the effects of the significantly colder weather and, to a lesser extent, customer growth due principally to conversions from other fuels prompted by sustained lower natural gas prices and high oil prices.
Gas Utility revenues increased $134.8 million during the 2014 six-month period principally reflecting higher revenues from core market customers ($77.2 million), higher revenues from off-system sales ($45.5 million) and, to a much lesser extent, higher revenues from large firm delivery service customers on higher throughput ($8.7 million). The increase in core market revenues principally reflects the effects of the higher core market throughput. Gas Utility’s cost of gas was $414.2 million in the 2014 six-month period compared with $320.3 million in the prior-year period principally reflecting the effects of the greater retail core-market volumes sold ($43.2 million) and the effects of the higher off-system sales ($45.5 million).
Gas Utility total margin increased $40.9 million in the 2014 six-month period principally reflecting higher core market total margin ($30.7 million) and greater large firm delivery service total margin ($8.7 million). The higher core market and large firm delivery service total margin reflects the effects of the colder weather and new customer growth.
Gas Utility operating income and income before income taxes during the 2014 six-month period were $41.1 million and $43.3 million higher than the prior year, respectively. The increase in Gas Utility operating income principally reflects the $40.9 million increase in total margin. Operating expenses were about equal to the prior year six-month period as greater 2014 six-month period uncollectible accounts expense was offset principally by lower distribution system maintenance expenses and lower pension and

UGI UTILITIES, INC. AND SUBSIDIARIES

benefit expenses. The increase in Gas Utility income before income taxes reflects the greater operating income ($41.1 million) and lower interest expense principally reflecting lower average interest rates.
Electric Utility. Temperatures based upon heating degree days during the 2014 six-month period were approximately 9.7% colder than normal and approximately 11.4% colder than the prior-year period. The increase in Electric Utility revenues reflects the effects of the colder weather on throughput to residential and commercial customers primarily for heating purposes and higher average default service (“DS”) rates. Electric Utility cost of sales increased to $38.1 million in the 2014 six-month period from $30.7 million in the 2013 six-month period principally reflecting the effects of the greater DS rates and the higher sales.
Electric Utility total margin increased $0.7 million reflecting the effects of the higher throughput partially offset by higher gross receipts taxes on the higher revenues. Operating income and income before income taxes in the 2014 six-month period increased $1.2 million and $1.3 million, respectively, principally as a result of the higher total margin ($0.7 million) and lower operating costs. Operating costs in the prior-year period reflect higher distribution system costs associated with Hurricane Sandy.
Interest Expense and Income Taxes. Our consolidated interest expense in the 2014 six-month period was lower than the prior year principally reflecting lower average interest rates. Our effective income tax rate for the six months ended March 31, 2014, was approximately equal to the prior-year six-month period.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The Company’s total debt outstanding at March 31, 2014, was $648.5 million, including $6.5 million of bank loans, compared to debt outstanding of $659.5 million at September 30, 2013, which includes $17.5 million of bank loans. UGI Utilities’ long-term debt outstanding at March 31, 2014, comprises $450 million of Senior Notes and $192 million of Medium-Term Notes.

In March 2014, UGI Utilities issued in a private placement $175 million of 4.98% Senior Notes due March 26, 2044 (“4.98% Senior Notes”). The 4.98% Senior Notes were issued pursuant to a Note Purchase Agreement dated October 30, 2013, between UGI Utilities and certain note purchasers. The 4.98% Senior Notes are unsecured and rank equally with UGI Utilities’ existing outstanding senior debt. The net proceeds from the sale of the 4.98% Senior Notes were used to repay $175 million of borrowings under UGI Utilities’ 364-day term loan credit agreement scheduled to expire in September 2014. The 4.98% Senior Notes include the usual and customary covenants for similar type notes including, among others, maintenance of existence, payment of taxes when due, compliance with laws and maintenance of insurance. The 4.98% Senior Notes also contain restrictive and financial covenants including a Consolidated Debt to Consolidated Total Capital, as defined therein, of 0.65 to 1.00.

UGI Utilities may borrow up to a total of $300 million (including a $100 million sublimit for letters of credit) under its credit agreement (“Credit Agreement”). The Credit Agreement expires in October 2015. During the 2014 and 2013 six-month periods, average daily bank loan borrowings were $45.6 million and $53.5 million, respectively, and peak bank loan borrowings totaled $84.0 million and $78.6 million, respectively. Peak bank loan borrowings typically occur during the heating season months of December and January.
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
Cash provided by operating activities was $123.2 million in the 2014 six-month period compared to $122.4 million in the prior-year six-month period. Cash flow from operating activities before changes in operating working capital was $171.7 million in the 2014 six-month period compared to $140.2 million recorded in the prior-year six-month period principally reflecting the higher 2014 six-month period operating results. Changes in operating working capital used $48.5 million of operating cash flow during the 2014 six-month period compared to $17.8 million of cash used during the prior-year six-month period. The higher cash used

UGI UTILITIES, INC. AND SUBSIDIARIES

to fund changes in operating working capital in the 2014 six-month period reflects, among other things, higher cash used to fund changes in accounts receivable and lower net cash from the PGC recovery mechanism.
Investing activities. Cash used by investing activities was $65.7 million in the 2014 six-month period compared to $57.0 million in the 2013 six-month period. Total capital expenditures were $65.9 million in the 2014 six-month period compared with $55.5 million recorded in the prior-year period. The 2014 six-month period principally reflects higher Gas Utility capital expenditures. Changes in restricted cash in futures brokerage accounts provided provided $3.2 million of cash in the 2014 six-month period period.
Financing activities. Cash used by financing activities was $48.0 million in the 2014 six-month period compared with $8.4 million in the 2013 six-month period. Financing activity cash flows are primarily the result of net borrowings and repayments under our revolving credit agreements, cash dividends paid to UGI and capital contributions from UGI. During the 2014 six-month period there were net bank loan repayments of $11.0 million compared with net repayments of $9.2 million during the prior-year six-month period. Cash dividends in the 2014 six-month period totaled $37.7 million. There were no cash dividends paid during the six months ended March 31, 2013. In March 2014, UGI Utilities issued $175 million of 4.98% Senior Notes due March 26, 2044. The net proceeds from the sale of the 4.98% Senior Notes were used to repay $175 million of borrowings under UGI Utilities’ term loan credit agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposures are (1) commodity price risk and (2) interest rate risk. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.
Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to its customers, including the cost of financial instruments used to hedge purchased gas costs. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with Gas Utility operations. Gas Utility uses derivative financial instruments including natural gas futures and option contracts traded on the NYMEX to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism. The change in market value of natural gas futures contracts can require daily deposits of cash in futures accounts. At March 31, 2014 and 2013, UGI Utilities had no restricted cash associated with futures accounts. At March 31, 2014 and 2013, the fair values of our natural gas futures and option contracts were net gains of $2.4 million and $4.1 million, respectively.
Electric Utility's DS tariffs contain clauses which permit recovery of all prudently incurred power costs, including the cost of financial instruments used to hedge electricity costs, through the application of DS rates. Because of this ratemaking mechanism, there is limited power cost risk, including the cost of financial transmission rights (“FTRs”) and forward electricity purchase contracts, associated with our Electric Utility operations. At March 31, 2014 and 2013, the fair values of Electric Utility’s electricity supply contracts were net gains (losses) of $0.4 million and $(5.5) million, respectively. At March 31, 2014 and 2013, the fair values of FTRs were not material.
In addition, Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures and swap contracts are recorded at fair value with changes in fair value reflected in other income. The amount of unrealized gains on these contracts and associated volumes under contract at March 31, 2014 and 2013 are not material.
In order to reduce interest rate risk associated with near- or medium-term issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). There were no outstanding IRPAs at March 31, 2014. The fair values of unsettled IRPAs held at March 31, 2013, were net losses of $20.1 million.

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

ITEM 6. EXHIBITS

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):

UGI UTILITIES, INC. AND SUBSIDIARIES

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1	FSS Service Agreement No. 79028 effective as of April 1, 2014 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.

10.2	SST Service Agreement No. 79133 effective as of April 1, 2014 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.

10.3	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective November 22, 2013.	UGI	Form 10-Q (3/31/14)	10.3

10.4	UGI Corporation 2009 Supplemental Executive Retirement Plan for New Employees, as Amended and Restated effective November 22, 2013.	UGI	Form 10-Q (3/31/14)	10.4

10.5	UGI Corporation 2009 Deferral Plan, as Amended and Restated Effective January 24, 2014.	UGI	Form 10-Q (3/31/14)	10.5

10.6	UGI Corporation 2013 Omnibus Incentive Compensation Plan, Performance Unit Grant Letter for UGI Employees, dated January 1, 2014.	UGI	Form 10-Q (3/31/14)	10.7

10.7	UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI Employees, dated January 1, 2014.	UGI	Form 10-Q (3/31/14)	10.9

10.8	UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI Utilities Employees, dated January 1, 2014.	UGI	Form 10-Q (3/31/14)	10.11

10.9	UGI Corporation 2013 Omnibus Incentive Compensation Plan, Performance Unit Grant Letter for UGI Utilities Employees, dated January 1, 2014.	UGI	Form 10-Q (3/31/14)	10.12

12.1	Computation of ratio of earnings to fixed charges

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Utilities, Inc. (Registrant)
Date:	May 9, 2014	By:	/s/ Donald E. Brown
Donald E. Brown Vice President - Finance and Chief Financial Officer

Date:	May 9, 2014	By:	/s/ Matthew J. Nolan
Matthew J. Nolan Controller

UGI UTILITIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

10.1	FSS Service Agreement No. 79028 effective as of April 1, 2014 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.

10.2	SST Service Agreement No. 79133 effective as of April 1, 2014 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL.Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase