Form 10-K
period 2014-09-30
UGI UTILITIES INC
filed 2014-11-28
CIK 100548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

At November 18, 2014, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

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

The Gas Utility segment (“Gas Utility”) consists of the regulated natural gas distribution businesses of UGI Utilities, UGI Penn Natural Gas, Inc. (“PNG”), and UGI Central Penn Gas, Inc. (“CPG”). Gas Utility serves over 600,000 customers in eastern and central Pennsylvania and several hundred customers in portions of one Maryland county. UGI Utilities’ natural gas distribution utility is referred to as “UGI Gas”. The Electric Utility segment (“Electric Utility”) consists of the regulated electric distribution business of UGI Utilities, serving approximately 62,000 customers in northeastern Pennsylvania. Gas Utility is regulated by the Pennsylvania Public Utility Commission (“PUC”) and, with respect to its several hundred customers in Maryland, the Maryland Public Service Commission. Electric Utility is regulated by the PUC.

UGI Utilities was incorporated in Pennsylvania in 1925. Our executive offices are located at P.O. Box 12677, 2525 N. 12th Street, Suite 360, Reading, Pennsylvania 19612, and our telephone number is (610) 796-3400. In this report, the terms “Company” and “UGI Utilities,” as well as the terms, “our,” “we,” and “its,” are sometimes used to refer to UGI Utilities, Inc. or, collectively UGI Utilities, Inc. and its consolidated subsidiaries. The terms “Fiscal 2014” and “Fiscal 2013” refer to the fiscal years ended September 30, 2014 and September 30, 2013, respectively.

GAS UTILITY
Service Area; Revenue Analysis

Gas Utility is authorized to distribute natural gas to over 600,000 customers in portions of 46 eastern and central Pennsylvania counties through its distribution system of approximately 12,000 miles of gas mains. Contemporary materials, such as plastic or coated steel, comprise approximately 87% of Gas Utility's 12,000 miles of gas mains, with bare steel pipe comprising approximately 10% and cast iron pipe comprising approximately 3% of Gas Utility's gas mains. In accordance with Gas Utility’s agreement with the PUC, Gas Utility will replace the cast iron portion of its gas mains by March of 2027 and the bare steel portion by March of 2043. The service area includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon, Reading, Scranton, Wilkes-Barre, Lock Haven, Pittston, Pottsville, and Williamsport, Pennsylvania, and the boroughs of Honesdale and Milford, Pennsylvania. Located in Gas Utility's service area are major production centers for basic industries such as specialty metals, aluminum, glass, and paper product manufacturing. Gas Utility also distributes natural gas to several hundred customers in portions of one Maryland county.

System throughput (the total volume of gas sold to or transported for customers within Gas Utility’s distribution system) for Fiscal 2014 was approximately 208.8 billion cubic feet (“bcf”). System sales of gas accounted for approximately 31% of system throughput, while gas transported for residential, commercial and industrial customers who bought their gas from others accounted for approximately 69% of system throughput.

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

Gas Supply Contracts

During Fiscal 2014, Gas Utility purchased approximately 84.2 bcf of natural gas for sale to core-market customers (principally comprised of firm- residential, commercial and industrial customers that purchase their gas from Gas Utility (“retail core-market”)) and off-system sales customers. Approximately 90% of the volumes purchased were supplied under agreements with 10 suppliers. The remaining 10% of gas purchased by Gas Utility was supplied by approximately 35 producers and marketers. Gas supply contracts for Gas Utility are generally no longer than 16 months. Gas Utility also has long-term contracts with suppliers for natural gas peaking supply during the months of November through March.

Seasonality

Because many of its customers use gas for heating purposes, Gas Utility’s sales are seasonal. During Fiscal 2014, approximately 65% of Gas Utility's sales volume was supplied, and over 90% of Gas Utility’s operating income was earned, during the peak heating season from October through March.

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

In substantially all of its service territories, Gas Utility is the only regulated gas distribution utility having the right, granted by the PUC or by law, to provide gas distribution services. Larger commercial and industrial customers have the right to purchase gas supplies from entities other than natural gas distribution utility companies. As a result of Pennsylvania's Natural Gas Choice and Competition Act, effective July 1, 1999, all of Gas Utility’s customers, including core-market customers, have been afforded this opportunity.

A number of Gas Utility's commercial and industrial customers have the ability to switch to an alternate fuel at any time and, therefore, are served on an interruptible basis under rates that are competitively priced with respect to the alternate fuel. Margin from these customers, therefore, is affected by the difference or “spread” between the customers’ delivered cost of gas and the customers’ delivered cost of the alternate fuel, the frequency and duration of interruptions, and alternative firm service options. See “Gas Utility and Electric Utility Regulation and Rates - Gas Utility Rates.”

Approximately 23% of Gas Utility’s annual throughput volume for commercial and industrial customers includes customers with locations that afford them the opportunity of seeking transportation service directly from interstate pipelines, thereby bypassing Gas Utility. In addition, approximately 31% of Gas Utility’s annual throughput volume for commercial and industrial customers is from customers who are served under interruptible rates and are also in a location near an interstate pipeline. Gas Utility has approximately 26 of such customers with transportation contracts extending beyond fiscal year 2015. The majority of these customers are served under transportation contracts having 3 to 20 year terms and all are among the largest customers for Gas Utility in terms of annual volumes. No single customer represents, or is anticipated to represent, more than 5% of Gas Utility’s total revenues.

Outlook for Gas Service and Supply

Gas Utility anticipates having adequate pipeline capacity, peaking services, and other sources of supply available to it to meet the full requirements of all firm customers on its system through fiscal year 2015. Supply mix is diversified, market priced, and delivered pursuant to a number of long-term and short-term firm transportation and storage arrangements, including transportation contracts held by some of Gas Utility's larger customers.

During Fiscal 2014, Gas Utility supplied transportation service to five major co-generation installations and four electric generation facilities. Gas Utility continues to seek new residential, commercial, and industrial customers for both firm and interruptible service. In Fiscal 2014, Gas Utility connected approximately 2,000 new commercial and industrial customers. In the residential market sector, Gas Utility connected nearly 16,000 residential heating customers during Fiscal 2014. Over 12,000 of these customers converted to natural gas heating from other energy sources, mainly oil and electricity. New home construction customers and existing non-heating gas customers who added gas heating systems to replace other energy sources primarily accounted for the other residential heating connections in Fiscal 2014.

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

UGI Utilities' objective in negotiations with interstate pipeline and natural gas suppliers, and in proceedings before regulatory agencies, is to assure availability of supply, transportation, and storage alternatives to serve market requirements at the lowest cost possible, taking into account the need for security of supply. Consistent with that objective, UGI Utilities negotiates the terms of firm transportation capacity on all pipelines serving it, arranges for appropriate storage and peak-shaving resources, negotiates with producers for competitively priced gas purchases and aggressively participates in regulatory proceedings related to transportation rights and costs of service.

ELECTRIC UTILITY

Service Area; Sales Analysis

Electric Utility supplies electric service to approximately 62,000 customers in portions of Luzerne and Wyoming counties in northeastern Pennsylvania through a system consisting of over 1,900 miles of transmission and distribution lines and 13 substations. For Fiscal 2014, approximately 56% of sales volume came from residential customers, 32% from commercial customers, and 12% from industrial and other customers.

Sources of Supply

In accordance with Electric Utility’s default service settlement with the PUC effective January 1, 2010, Electric Utility is permitted to recover prudently incurred electricity costs, including costs to obtain supply to meet its customers’ energy requirements, pursuant to a supply plan filed with the PUC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures” and Note 4 to Consolidated Financial Statements. Electric Utility distributes electricity that it purchases from wholesale markets and electricity that customers purchase from other suppliers. During Fiscal 2014, five retail electric generation suppliers provided energy for customers representing approximately 24% of Electric Utility’s sales volume. See “Gas Utility and Electric Utility Regulation and Rates - Electric Utility Rates.”

Competition

As a result of the Electricity Generation Customer Choice and Competition Act (“ECC Act”), all Pennsylvania retail electric customers have the ability to choose their retail electric generation supplier. Under the ECC Act and Act 129 of 2008, which revised the default service requirements contained in Chapter 28 of the Public Utility Code, Electric Utility remains the “default service” provider for its customers who do not choose an alternate retail electric generation supplier. In Fiscal 2014, Electric Utility served nearly all of the electric customers within its service territory and is the only regulated electric utility having the right, granted by the PUC or by law, to distribute electricity in its service territory. As an energy source, electricity competes with natural gas, oil, propane, and other heating fuels for residential heating purposes.

The terms and conditions under which Electric Utility provides default service, and rules governing the rates that may be charged for such service, have been established in a Default Service (“DS”) rate plan approved by the PUC. Consistent with the terms of the DS rate plan, effective January 1, 2010, default service rates are designed to recover all reasonable and prudent costs incurred in providing electricity to default service customers. This recovery, through default service rates, no longer subjects Electric Utility to the risk that actual costs for purchased power will exceed default service revenues. Conversely, effective January 1, 2010, Electric Utility does not have the opportunity to recover revenues in excess of actual power costs. See “Gas Utility and Electric Utility Regulation and Rates - Electric Utility Rates.”

GAS UTILITY AND ELECTRIC UTILITY REGULATION AND RATES

Pennsylvania Public Utility Commission Jurisdiction

UGI Utilities’ gas and electric utility operations are subject to regulation by the PUC as to rates, terms and conditions of service, accounting matters, issuance of securities, contracts and other arrangements with affiliated entities, and various other matters. There are primarily two types of rates that UGI Utilities may charge customers for gas and electric service: (i) rates designed to recover purchased gas costs (“PGCs”) and electric default service costs; and (ii) rates designed to recover costs other than PGCs and electric default service costs. Rates designed to recover PGCs and electric default service costs are reviewed in PGC and electric default service rate proceedings. Rates designed to recover costs other than PGCs and electric default service costs are primarily established in general base rate proceedings.

Gas Utility Rates

The gas service tariffs for UGI Gas, PNG, and CPG contain PGC rates applicable to firm retail rate schedules. These PGC rates permit recovery of substantially all of the prudently incurred costs of natural gas that UGI Gas, PNG, and CPG sell to their customers. PGC rates are reviewed and approved annually by the PUC. UGI Gas, PNG, and CPG may request quarterly or, under certain conditions, monthly adjustments to reflect the actual cost of gas. Quarterly adjustments become effective on one day’s notice to the PUC and are subject to review during the next annual PGC filing. Each proposed annual PGC rate is required to be filed with the PUC six months prior to its effective date. During this period, the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels that meet that standard. The PGC mechanism also provides for an annual reconciliation.

UGI Gas has two PGC rates: (i) applicable to small, firm, retail core-market customers consisting of the residential and small commercial and industrial classes; and (ii) applicable to firm, high-load factor, customers served on three separate rates. PNG and CPG each have one PGC rate applicable to all customers. Base rates for each of UGI Gas, PNG, and CPG were last established in 1995, 2009, and 2011, respectively.

On February 20, 2014, the PUC entered an order approving a Growth Extension Tariff (“GET Gas”) program under which UGI Gas, PNG, and CPG may invest up to $5 million per year for five years, or $75 million in the aggregate for all three utilities, to extend natural gas utility pipelines to provide service to unserved and underserved areas within their respective territories. Under the GET Gas program, customers utilizing the extended pipeline to receive natural gas will pay a monthly surcharge over a 10-year period to cover the cost of the extension. Gas Utility began connecting customers under the GET Gas program in October 2014.

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

Electric Utility Rates

In accordance with Electric Utility’s default service settlement with the PUC effective June 1, 2014 through May 31, 2017, Electric Utility is permitted to recover prudently incurred electricity costs, including costs to obtain supply to meet its customers’ energy requirements, pursuant to a supply plan filed with the PUC. Electric Utility’s operations are subject to regulation by the PUC as to rates, terms and conditions of service, accounting matters, issuance of securities, contracts and other arrangements with affiliated entities, and various other matters. The most recent general base rate increase for Electric Utility became effective in 1996. PUC default service regulations became applicable to Electric Utility’s provision of default service effective January 1, 2010 and Electric Utility, consistent with these regulations, has received PUC approval through May 31, 2017 of (i) default service tariff rules, (ii) a reconcilable default service cost rate recovery mechanism to recover the cost of acquiring default service supplies, (iii) a plan for meeting the post-2009 requirements of the Alternative Energy Portfolio Standards Act (“AEPS Act”), which requires Electric Utility to directly or indirectly acquire certain percentages of its supplies from designated alternative energy sources, and (iv) a reconcilable AEPS Act cost recovery rate mechanism to recover the costs of complying with AEPS Act requirements applicable to default service supplies for service rendered through May 31, 2017. Under these rules, default service rates for most customers are adjusted quarterly.

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

EPACT 2005 also granted FERC authority to impose substantial civil penalties for the violation of any regulations, orders, or provisions under the Federal Power Act and Natural Gas Act, and clarified FERC’s authority over certain utility or holding company mergers or acquisitions of electric utilities or electric transmitting utility property valued at $10 million or more.

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

Other Government Regulation

In addition to regulation by the PUC and FERC, the gas and electric utility operations of UGI Utilities are subject to various federal, state and local laws governing environmental matters, occupational health and safety, pipeline safety and other matters. UGI Utilities is subject to the requirements of the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act, and comparable state statutes with respect to the release of hazardous substances on property owned or operated by UGI Utilities. See Note 12 to Consolidated Financial Statements.

Employees

At September 30, 2014, UGI Utilities had approximately 1,470 employees.

BUSINESS SEGMENT INFORMATION

The table stating the amounts of revenues, operating income and identifiable assets attributable to UGI Utilities’ operating segments for the 2014, 2013 and 2012 fiscal years appears in Note 15 to Consolidated Financial Statements included in this Report and is incorporated herein by reference.

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

Our need to comply with, and respond to industry-wide changes resulting from, comprehensive, complex, and sometimes unpredictable government regulations, including regulatory initiatives aimed at increasing competition within our industry, may increase our costs and limit our revenue growth, which may adversely affect our operating results.

There are many governmental regulations that have an impact on our businesses. Existing statutes and regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to the Company that may affect our businesses in ways that we cannot predict.

Moreover, we may be unable to timely respond to changes within the energy and utility sectors that may result from regulatory initiatives to further increase competition within our industry. Such regulatory initiatives may create opportunities for additional competitors to enter our markets and, as a result, we may be unable to maintain our revenues or continue to pursue our current business strategy.

Regulators may not allow timely recovery of costs for us in the future, which may adversely affect our results of operations.

Our Gas Utility and Electric Utility distribution operations are subject to regulation by the PUC. The PUC, among other things, approves the rates that we may charge to our utility customers, thus impacting the returns that we may earn on the assets that are dedicated to those operations. We expect that UGI Utilities and its subsidiaries will periodically file requests with the PUC to increase base rates that they charge customers. If we are required in a rate proceeding to reduce the rates we charge our utility customers, or if we are unable to obtain approval for timely rate increases from the PUC, particularly when necessary to cover increased costs, our revenue growth will be limited and earnings may decrease.

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

There continues to be concern, both nationally and internationally, about climate change and the contribution of greenhouse gas (“GHG”) emissions, most notably carbon dioxide, to global warming. In addition to carbon dioxide, greenhouse gases include, among others, methane, a component of natural gas. While some states have adopted laws and regulations regulating the emission of GHGs for some industry sectors, there is currently no federal or regional legislation mandating the reduction of GHG emissions in the United States. Although Congress has not enacted federal climate change legislation, the Environmental Protection Agency (“EPA”) has begun adopting and implementing regulations to restrict emissions of GHGs from motor vehicles and certain large stationary sources, and to require reporting of GHG emissions by certain regulated facilities on an annual basis. Increased regulation of GHG emissions could impose significant additional costs on us, our suppliers, and our customers. In September 2009, the EPA issued a final rule establishing a system for mandatory reporting of GHG emissions. In November 2010, the EPA expanded the reach of its GHG reporting requirements to include the petroleum and natural gas industries. Petroleum and natural gas facilities subject to the rule, which include facilities of our natural gas distribution business, were required to begin emissions monitoring in January 2011 and to submit detailed annual reports beginning in March 2012. The rule does not require affected facilities to implement GHG emission controls or reductions. However, in June 2014, the EPA proposed the Clean Power Plan, which will provide standards and guidelines for reducing existing power plants’ GHG emissions and related pollutants by 2030. The Clean Power Plan standards and guidelines are expected to be finalized by June 2015. The impact of such legislation and regulations will depend on a number of factors, including (i) what industry sectors would be impacted, (ii) the timing of required compliance, (iii) the overall GHG emissions cap level, (iv) the allocation of emission allowances to specific sources and (v) the costs and opportunities associated with compliance. At this time, we cannot predict the effect that climate change regulation may have on our business, financial condition or results of operations in the future.

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

If we are unable to protect our information technology systems against service interruption, misappropriation of data, or breaches of security resulting from cyber security attacks or other events, our operations could be disrupted and our business and reputation may suffer.

In the ordinary course of business, we rely on information technology systems, including the Internet and third-party hosted services, to support a variety of business processes and activities and to store sensitive data, including (i) intellectual property, (ii) our proprietary business information and that of our suppliers and business partners, (iii) personally identifiable information of our customers and employees, and (iv) data with respect to invoicing and the collection of payments, accounting, procurement, and supply chain activities.  In addition, we rely on our information technology systems to process financial information and results of operations for internal reporting purposes and to comply with financial reporting, legal, and tax requirements.  Despite our security measures, our information technology systems may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, sabotage, or other disruptions.  A loss of our information technology systems, or temporary interruptions in the operation of our information technology systems, misappropriation of data, and breaches of security could have a material adverse effect on our business, financial condition, results of operations, and reputation.  In addition, a cyber security attack could provide a cyber intruder with the ability to control or alter our pipeline operations. Such an act could result in critical pipeline failures.

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

Dividends

Cash dividends declared on the Company’s Common Stock totaled $77.4 million in Fiscal 2014, $59.0 million in Fiscal 2013 and $70.6 million in Fiscal 2012.

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
EXECUTIVE OVERVIEW

Our results in Fiscal 2014 reflect temperatures based upon heating degree days in our Gas Utility service territory that were 10% colder than normal and almost 11% colder than in Fiscal 2013. During Fiscal 2014, Gas Utility experienced record customer growth as continuing low natural gas prices relative to the price of heating oil resulted in continuing high numbers of conversions from oil to natural gas.

Our net income in Fiscal 2014 was $124.1 million, an increase of $22.0 million (21.6%) from Fiscal 2013 net income of $102.1 million. The improved results in Fiscal 2014 at our Gas Utility principally reflect the effects on core market volumes of the significantly colder heating-season weather and customer growth. The significantly colder heating-season weather resulted in higher core market volumes and core market total margin. The benefit of the greater total Gas Utility margin was reduced, in part, by higher Gas Utility operating and administrative expenses including greater distribution system maintenance and uncollectible accounts expenses.

Electric Utility’s kilowatt-hour sales in Fiscal 2014 were about equal with the prior year as the colder winter weather’s impact on heating-related sales were offset by the effects of a milder summer on air-conditioning sales. Electric Utility incurred higher distribution system maintenance expenses during Fiscal 2014 primarily related to summer storm damage.

We believe that we have sufficient liquidity in the forms of cash generated from operations and our revolving credit facility to fund business operations in Fiscal 2015.

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company’s results of operations for Fiscal 2014, Fiscal 2013 and the year ended September 30, 2012 (“Fiscal 2012”).
Fiscal 2014 Compared with Fiscal 2013

			Increase
(Millions of dollars)	2014	2013	(Decrease)
Gas Utility:
Revenues	$977.3	$839.1	$138.2	16.5%
Total margin (a)	$480.6	$431.8	$48.8	11.3%
Operating income	$236.2	$198.4	$37.8	19.1%
Income before income taxes	$199.6	$161.1	$38.5	23.9%
System throughput — bcf
Core market	80.4	70.6	9.8	13.9%
Total	208.8	192.1	16.7	8.7%
Degree days — % colder (warmer) than normal (b)	10.0%	(0.5)%	—	—
Electric Utility:
Revenues	$108.1	$100.0	$8.1	8.1%
Total margin (a)	$36.0	$35.8	$0.2	0.6%
Operating income	$9.7	$11.4	$(1.7)	(14.9)%
Income before income taxes	$7.8	$9.4	$(1.6)	(17.0)%
Distribution sales — gwh	987.3	992.6	(5.3)	(0.5)%
bcf — billions of cubic feet.
gwh — millions of kilowatt-hours.

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $5.8 million and $5.4 million during Fiscal 2014 and Fiscal 2013, respectively. For financial statement purposes, revenue-related taxes are included in taxes other than income taxes in the Consolidated Statements of Income.

(b)
Deviation from average heating degree days for the 15-year period 1995-2009 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Gas Utility. Temperatures in Gas Utility’s service territory in Fiscal 2014 based upon heating degree days were 10.0% colder than normal and 10.6% colder than Fiscal 2013. Total distribution system throughput increased 16.7 bcf principally reflecting a 9.8 bcf (13.9%) increase in demand from Gas Utility’s core market customers and, to a lesser extent, greater net large firm and interruptible delivery service volumes. Gas Utility system throughput to core market customers was higher than last year principally reflecting the effects of the significantly colder weather and, to a lesser extent, customer growth due principally to conversions from other fuels prompted by sustained lower natural gas prices relative to heating oil prices. Gas Utility’s core market customers comprise firm- residential, commercial and industrial (“retail core-market”) customers who purchase their gas from Gas Utility and, to a much lesser extent, residential and small commercial customers who purchase their gas from alternate suppliers.
Gas Utility revenues increased $138.2 million during Fiscal 2014 principally reflecting higher revenues from core market customers ($83.6 million), higher revenues from off-system sales ($36.4 million) and, to a much lesser extent, higher revenues from large firm delivery service customers on higher throughput ($12.5 million). The increase in core market revenues principally reflects the effects of the higher core market throughput. Increases or decreases in retail core-market revenues and cost of sales principally result from changes in retail core-market volumes and the level of gas costs collected through the PGC recovery mechanism. Under the PGC recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility’s cost of sales were $496.8 million in Fiscal 2014 compared with $407.2 million in Fiscal 2013 principally reflecting the effects of the greater retail core-market volumes sold ($50.1 million) and the effects of the higher off-system sales ($36.4 million).
Gas Utility total margin increased $48.8 million in Fiscal 2014 principally reflecting higher core market total margin ($33.8 million) and greater large firm delivery service total margin ($10.8 million). The higher core market and large firm delivery service total margin reflects the effects of the previously mentioned colder weather and customer growth.
Gas Utility operating income and income before income taxes during Fiscal 2014 increased $37.8 million and $38.5 million, respectively, over Fiscal 2013. The increase in Gas Utility operating income principally reflects the $48.8 million increase in total margin partially offset by higher operating and administrative expenses. Operating and administrative expenses in Fiscal 2014 were modestly higher than the prior year principally reflecting greater Fiscal 2014 distribution system maintenance expenses ($5.3 million), higher uncollectible accounts expense ($3.0 million) and greater incentive compensation expense partially offset by lower pension expense. The increase in Gas Utility income before income taxes reflects the greater operating income ($37.8 million) and slightly lower interest expense.
Electric Utility. Temperatures based upon heating degree days during Fiscal 2014 were approximately 6.6% colder than normal and approximately 8.5% colder than the prior year. The increase in Electric Utility revenues primarily reflects higher average Default Service (“DS”) rates. Electric Utility cost of sales increased to $66.2 million in Fiscal 2014 from $58.8 million in Fiscal 2013 principally reflecting the effects of the greater DS rates.
Electric Utility total margin was about equal to the prior year. Operating income and income before income taxes in Fiscal 2014 decreased $1.7 million and $1.6 million, respectively, principally reflecting higher distribution system maintenance costs resulting from Fiscal 2014 summer storm damage and slightly higher uncollectible accounts expense.
Interest Expense and Income Taxes. Our interest expense in Fiscal 2014 was slightly lower than the prior year principally reflecting lower average interest rates. Our effective income tax rate in Fiscal 2014 was comparable with the prior year.
Fiscal 2013 Compared with Fiscal 2012

			Increase
(Millions of dollars)	2013	2012	(Decrease)
Gas Utility:
Revenues	$839.1	$785.4	$53.7	6.8%
Total margin (a)	$431.8	$382.8	$49.0	12.8%
Operating income	$198.4	$172.2	$26.2	15.2%
Income before income taxes	$161.1	$132.0	$29.1	22.0%
System throughput — bcf
Core market	70.6	59.2	11.4	19.3%
Total	192.1	177.6	14.5	8.2%
Degree days —% (warmer) colder than normal (b)	(0.5)%	(16.3)%	—	—
Electric Utility:
Revenues	$100.0	$97.1	$2.9	3.0%
Total margin (a)	$35.8	$35.3	$0.5	1.4%
Operating income	$11.4	$12.6	$(1.2)	(9.5)%
Income before income taxes	$9.4	$10.3	$(0.9)	(8.7)%
Distribution sales — gwh	992.6	974.6	18.0	1.8%

(a)
Gas Utility’s total margin represents total revenues less cost of sales. Electric Utility’s total margin represents total revenues less cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes of $5.4 million in Fiscal 2013 and $5.3 million in Fiscal 2012. For financial statement purposes, revenue-related taxes are included in taxes other than income taxes in the Consolidated Statements of Income.

(b)	Deviation from average heating degree days for the 15-year period 1995-2009 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.

Gas Utility. Temperatures in the Gas Utility service territory in Fiscal 2013 based upon heating degree days were 0.5% warmer than normal but 18.2% colder than Fiscal 2012. Total distribution system throughput increased principally reflecting significantly higher throughput to core market customers and, to a lesser extent, greater net volumes associated with lower margin firm and interruptible delivery service customers. Gas Utility system throughput to core-market customers was above last year principally reflecting the effects of the significantly colder weather and, to a much lesser extent, customer growth, principally conversions from oil prompted by sustained lower natural gas prices relative to heating oil prices.

Gas Utility revenues increased $53.7 million during Fiscal 2013 principally reflecting higher revenues from core market customers ($52.8 million) and higher large firm delivery service revenues ($9.2 million) partially offset by lower off-system sales revenues ($8.6 million). The increase in core market revenues principally reflects the effects of higher retail core-market volumes on PGC revenues ($60.4 million) and greater core market delivery service revenues partially offset by the effects of lower average PGC rates on retail core-market revenues ($50.6 million). Gas Utility's cost of sales were $407.2 million in Fiscal 2013 compared with $402.5 million in Fiscal 2012 principally reflecting the effects on cost of sales of the greater retail core-market volumes ($60.4 million) substantially offset by the effects of lower average PGC rates ($50.6 million) and the lower off-system sales.
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

Interest Expense and Income Taxes. Our interest expense in Fiscal 2013 was $3.1 million lower than in Fiscal 2012 principally reflecting lower average long-term debt outstanding. Our effective tax rate in Fiscal 2013 was slightly higher than in Fiscal 2012 as the prior year tax rate reflected the regulatory effects of greater state tax depreciation.
FINANCIAL CONDITION AND LIQUIDITY
Capitalization and Liquidity

UGI Utilities’ total debt outstanding was $728.3 million at September 30, 2014, which includes $86.3 million of short-term borrowings, compared with total debt outstanding of $659.5 million at September 30, 2013, which includes $17.5 million of short-term borrowings. UGI Utilities’ total long-term debt outstanding at September 30, 2014, comprises $450.0 million of Senior Notes and $192.0 million of Medium-Term Notes.

In March 2014, UGI Utilities issued, in a private placement, $175 million of 4.98% Senior Notes due March 2044 (“4.98% Senior Notes”). The 4.98% Senior Notes were issued pursuant to a Note Purchase Agreement dated October 30, 2013, between UGI Utilities and certain note purchasers. The 4.98% Senior Notes are unsecured and rank equally with UGI Utilities’ existing outstanding senior debt. The net proceeds from the sale of the 4.98% Senior Notes were used to repay $175 million of borrowings under UGI Utilities’ 364-day Term Loan Credit Agreement. Because the Company had the intent and ability to refinance the Term Loan Credit Agreement on a long-term basis as of September 30, 2013, amounts outstanding under the Term Loan Credit Agreement were classified as long-term debt on the 2013 Consolidated Balance Sheet.

UGI Utilities has a credit agreement (“Credit Agreement”) with a group of banks providing for borrowings up to $300 million (including a $100 million sublimit for letters of credit) which expires in October 2015. Borrowings under the Credit Agreement are classified as short-term borrowings on the Consolidated Balance Sheets. During Fiscal 2014 and Fiscal 2013, average daily short-term borrowings under the Credit Agreement were $29.9 million and $25.6 million, respectively, and peak short-term borrowings totaled $86.3 million and $79.0 million, respectively. Peak short-term borrowings typically occur during the heating season months of December and January when UGI Utilities’ investment in working capital, principally accounts receivable and inventories, is generally greatest. The Credit Agreement requires UGI Utilities to not exceed a ratio of Consolidated Debt to Consolidated Total Capital, as defined. UGI Utilities was in compliance with this covenant at September 30, 2014.

Based upon cash expected to be generated from operations and borrowings under the Credit Agreement, management believes the Company will be able to meet its anticipated contractual and projected cash commitments during Fiscal 2015. For additional discussion of UGI Utilities’ long-term debt and the Credit Agreement, see Note 7 to Consolidated Financial Statements.
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
Cash provided by operating activities was $188.7 million in Fiscal 2014, $169.9 million in Fiscal 2013 and $209.7 million in Fiscal 2012. Cash provided by operating activities before changes in operating working capital was $224.6 million in Fiscal 2014, $196.7 million in Fiscal 2013 and $185.3 million in Fiscal 2012. The higher cash flow before changes in operating working capital in Fiscal 2014 compared to Fiscal 2013, and Fiscal 2013 compared with Fiscal 2012, reflects, in large part, the higher year-over-year operating results. Changes in operating working capital (used) provided $(35.9) million of cash in Fiscal 2014, $(26.8) million of cash in Fiscal 2013 and $24.5 million of cash in Fiscal 2012.

Investing activities. Cash used by investing activities was $172.8 million in Fiscal 2014, $159.2 million in Fiscal 2013, and $114.7 million in Fiscal 2012. The year-over-year increases in capital expenditures during Fiscal 2014 compared with Fiscal 2013, and Fiscal 2013 compared with Fiscal 2012, principally reflects higher year-over-year Gas Utility capital expenditures for infrastructure improvements and customer growth. Fiscal 2014 cash flow from investing activities includes a $0.4 million increase in restricted cash in futures brokerage accounts compared to a $3.2 million increase in Fiscal 2013 and a $4.3 million decrease in Fiscal 2012. Changes in restricted cash in futures brokerage accounts are generally the result of changes in underlying commodity prices.

Financing activities. Cash used by financing activities was $8.2 million in Fiscal 2014, $7.3 million in Fiscal 2013 and $101.0 million in Fiscal 2012. Financing activities cash flows are primarily the result of issuances and repayments of long-term debt, revolving credit agreement borrowings and cash dividends to UGI. During Fiscal 2014, net short-term borrowings totaled $68.8 million compared to net borrowings of $8.3 million and $9.2 million in Fiscal 2013 and Fiscal 2012, respectively.
Capital Expenditures

In the following table, we present capital expenditures by business segment for Fiscal 2014, Fiscal 2013 and Fiscal 2012. We also provide amounts we expect to spend in Fiscal 2015. We expect to finance a substantial portion of Fiscal 2015 capital expenditures from cash generated by operations and the remainder from borrowings under our Credit Agreement.

(Millions of dollars)	2015	2014	2013	2012
	(estimate)
Gas Utility	$191.9	$156.4	$144.4	$109.0
Electric Utility	8.6	7.8	6.7	5.1
	$200.5	$164.2	$151.1	$114.1

The higher levels of Gas Utility capital expenditures in Fiscal 2014 and Fiscal 2013, as well as those estimated for Fiscal 2015, reflect greater main replacement and system improvement capital expenditures and increases in new business capital expenditures.

Contractual Cash Obligations and Commitments

UGI Utilities has contractual cash obligations that extend beyond Fiscal 2014, including scheduled repayments of long-term debt and interest, operating lease obligations, unconditional purchase obligations for pipeline transportation and natural gas storage services, commitments to purchase natural gas and electricity and derivative financial instruments. The following table presents significant contractual cash obligations under agreements existing as of September 30, 2014:

	Payments Due by Period
		Fiscal	Fiscal	Fiscal
(Millions of dollars)	Total	2015	2016 - 2017	2018 - 2019	Thereafter
Long-term debt (a)	$642.0	$20.0	$267.0	$40.0	$315.0
Interest on long-term fixed rate debt (b)	488.7	36.8	54.7	36.3	360.9
Derivative financial instruments (c)	1.6	1.6	—	—	—
Operating leases	23.2	6.7	10.7	5.1	0.7
Gas Utility and Electric Utility supply, storage and transportation contracts	591.8	204.0	184.2	107.3	96.3
Total	$1,747.3	$269.1	$516.6	$188.7	$772.9

(a)	Based upon stated maturity dates.

(b)	Based upon stated interest rates.

(c)	Represents sum of amounts due from us if derivative financial instruments were settled at the September 30, 2014, amounts reflected in the Consolidated Balance Sheet.

The components of the other noncurrent liabilities included in our Consolidated Balance Sheet at September 30, 2014, principally consist of pension and other postretirement benefit liabilities recorded in accordance with GAAP and estimated obligations for environmental investigation and remediation. These liabilities are not included in the table of Contractual Cash Obligations and Commitments above because they are estimates of future payments and not contractually fixed as to timing or amount. We believe we will be required to make contributions to our pension plan in Fiscal 2015 of approximately $1.1 million. Contributions to the pension plan in years beyond Fiscal 2015 will depend in large part on the effects of future returns and interest rates on pension plan assets. For additional information on these liabilities see Notes 9 and 12 to Consolidated Financial Statements.
Pension Plan

UGI Utilities has a defined benefit pension plan covering employees hired prior to January 1, 2009, of UGI, UGI Utilities, PNG, CPG and certain of UGI’s other domestic wholly owned subsidiaries (the “Pension Plan”).

The fair values of the Pension Plan’s assets totaled $442.5 million and $398.2 million at September 30, 2014 and 2013, respectively. At September 30, 2014 and 2013, the underfunded positions of the Pension Plan, defined as the excess of the projected benefit obligations (“PBOs”) over the Pension Plan’s assets, were $97.3 million and $88.3 million, respectively.

We believe we are in compliance with regulations governing defined benefit pension plans, including Employee Retirement Income Security Act of 1974 (“ERISA”) rules and regulations. We anticipate that we will be required to make contributions to the Pension Plan during Fiscal 2015 of approximately $1.1 million. Pre-tax pension cost associated with the Pension Plan in Fiscal 2014 was $9.8 million. Pre-tax pension cost associated with Pension Plan in Fiscal 2015 is expected to be approximately $9.7 million.

Generally accepted accounting principles (“GAAP”) guidance associated with pension and other postretirement plans generally requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and other postretirement benefit plans with current year changes recognized in shareholder’s equity unless such amounts are subject to regulatory recovery. Through September 30, 2014, we have recorded cumulative after-tax charges to stockholder’s equity of $6.3 million and regulatory assets of $110.1 million in order to reflect the funded status of our pension and postretirement benefit plans. For a more detailed discussion of the Pension Plans and other postretirement benefit plans, see Note 9 to Consolidated Financial Statements.

REGULATORY MATTERS

On February 20, 2014, the PUC entered an order approving a Growth Extension Tariff (“GET Gas”) program under which UGI Gas, PNG and CPG may invest up to $5 million per year for five years to extend natural gas utility pipelines to provide service to unserved and underserved areas within their respective territories. Under the GET Gas program, customers utilizing the extended pipeline to receive natural gas will pay a monthly surcharge over a 10-year period to cover the cost of the extension. UGI Gas, PNG, and CPG began connecting customers under the GET Gas program in October 2014.

On February 1, 2012, CPG filed an application with the PUC for review and approval of the transfer of an 11-mile natural gas pipeline, related facilities and rights of way located in Delmar Township, Pennsylvania (“TL-96 line”) to UGI Energy Services, LLC (which was formerly known as UGI Energy Services, Inc. prior to its merger with and into UGI Energy Services, LLC effective October 1, 2013), a second-tier wholly owned subsidiary of UGI (“Energy Services”). The PUC approved the transfer and in April 2013, the TL-96 line was dividended to UGI and subsequently contributed to Energy Services.  The net book value of the TL-96 line was approximately $2.7 million which amount, net of related deferred income taxes of $0.4 million, is reflected as a dividend of net assets on the Fiscal 2013 Consolidated Statement of Stockholder’s Equity.

MANUFACTURED GAS PLANTS
CPG is party to a Consent Order and Agreement (“CPG-COA”) with the Pennsylvania Department of Environmental Protection (“DEP”) requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which manufactured gas plant (“MGP”) related facilities were operated (“CPG MGP Properties”) and to plug a minimum number of non-producing natural gas wells per year. In addition, PNG is a party to a Multi-Site Remediation Consent Order and Agreement (“PNG-COA”) with the DEP. The PNG-COA requires PNG to perform annually a specified level of activities associated with environmental investigation and remediation work at certain properties on which MGP-related facilities were operated (“PNG MGP Properties”). Under these agreements, environmental expenditures relating to the CPG MGP Properties and the PNG MGP Properties are capped at $1.8 million and $1.1 million, respectively, in any calendar year. The CPG-COA is scheduled to terminate at the end of 2018. The PNG-COA terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date in March 2004. At September 30, 2014 and 2013, our accrued liabilities for environmental investigation and remediation costs related to the CPG-COA and the PNG-COA totaled $10.7 million and $14.0 million, respectively. In accordance with GAAP related to rate-regulated entities, we have recorded associated regulatory assets in equal amounts.
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
UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because (1) UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs, and (2) CPG and PNG are currently receiving regulatory recovery of estimated environmental investigation and remediation costs associated with Pennsylvania sites. At September 30, 2014, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Gas was material for UGI Utilities.
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

From time to time, UGI Utilities is a party to Storage Contract Administration Agreements (“SCAAs”) with Energy Services. At September 30, 2014, UGI Utilities was a party to three SCAAs with Energy Services one of which expired October 31, 2014, and two of which expire October 31, 2015 and, during the periods covered by the financial statements, was a party to other SCAAs with Energy Services. Under the SCAAs, UGI Utilities has, among other things, and subject to recall for operational purposes, released certain storage and transportation contracts to Energy Services for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon the commencement of the SCAAs, receives a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the SCAAs. UGI Utilities incurred costs associated with Energy Services’ SCAAs totaling $38.3 million, $45.8 million and $24.3 million in Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. In conjunction with the SCAAs, UGI Utilities received security deposits from Energy Services. The amount of such security deposits, which amounts are included in other current liabilities on the Consolidated Balance Sheets, were $10.6 million and $16.5 million at September 30, 2014 and 2013, respectively. Effective November 1, 2014, UGI Utilities entered into a new SCAA with Energy Services having a term of one year.
UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) on its balance sheet under the caption inventories. The carrying value of these gas storage inventories at September 30, 2014 and 2013, comprising approximately 7.7 bcf and 10.4 bcf of natural gas, were $33.1 million and $42.0 million, respectively.

UGI Utilities has gas supply and delivery service agreements with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility during the heating season months of November through March. The aggregate amount of these transactions (exclusive of transactions pursuant to the SCAAs) during Fiscal 2014, Fiscal 2013 and Fiscal 2012 totaled $35.8 million, $32.5 million and $30.8 million, respectively.

From time to time, the Company sells natural gas or pipeline capacity to Energy Services. During Fiscal 2014, Fiscal 2013 and Fiscal 2012, revenues associated with sales to Energy Services totaled $109.9 million, $69.1 million and $65.7 million, respectively. Also from time to time, the Company purchases natural gas, pipeline capacity and electricity from Energy Services (in addition to those transactions already described above) and purchases a firm storage service from UGI Storage Company, a subsidiary of Energy Services, under one-year agreements. During Fiscal 2014, Fiscal 2013 and Fiscal 2012, such purchases totaled $128.1 million, $77.0 million and $53.4 million, respectively. These transactions did not have a material effect on the Company’s financial position, results of operations or cash flows.
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

Commodity Price Risk

Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to its customers, including the cost of financial instruments used to hedge purchased gas costs. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses derivative financial instruments including natural gas futures and option contracts traded on the New York Mercantile Exchange (“NYMEX”) to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism. The change in market value of natural gas futures contracts can require daily deposits of cash in futures accounts. At September 30, 2014, Gas Utility had $3.6 million of restricted cash associated with natural gas futures accounts with brokers. At September 30, 2013, Gas Utility had $3.2 million restricted cash in brokerage accounts. At September 30, 2014 and 2013, the fair values of our natural gas futures and option contracts were losses of $1.4 million and $1.7 million, respectively.

Electric Utility’s DS tariffs contain clauses which permit recovery of all prudently incurred power costs, including the cost of financial instruments used to hedge electricity costs, through the application of DS rates. Because of this ratemaking mechanism, there is limited power cost risk, including the cost of financial transmission rights (“FTRs”) and forward electricity purchase contracts, associated with our Electric Utility operations. At September 30, 2014 and 2013, the fair values of Electric Utility’s electricity supply contracts were gains (losses) of $0.3 million and $(4.8) million, respectively. The fair values of FTRs at September 30, 2014 and 2013, were not material.

In addition, Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures and swap contracts are recorded at fair value with changes in fair value reflected in other income. The amount of unrealized gains on these contracts and associated volumes under contract at September 30, 2014 and 2013, were not material.

Interest Rate Risk

We have both fixed-rate debt and variable rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our variable-rate debt comprises borrowings under our Credit Agreement. This agreement provides for interest rates on borrowings that are indexed to short-term market interest rates. Based upon the average level of borrowings outstanding under these agreements in Fiscal 2014 and Fiscal 2013, an increase in short-term interest rates of 100 basis points (1%) would have increased annual interest expense by $0.3 million and $0.3 million, respectively.

Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we expect to refinance such debt with new debt having interest rates reflecting then-current market conditions. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of approximately $53.0 million and $28.0 million at September 30, 2014 and 2013, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair value of this fixed-rate debt of approximately $64.0 million and $32.0 million at September 30, 2014 and 2013, respectively.

In order to reduce interest rate risk associated with near- or medium-term issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). There were no unsettled IRPAs outstanding at September 30, 2014 and 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Accounting policies and estimates discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. Changes in these policies and estimates could have a material effect on the financial statements. The application of these accounting policies and estimates necessarily requires management’s most subjective or complex judgments regarding estimates and projected outcomes of future events which could have a material impact on the financial statements. Management has reviewed these critical accounting policies, and the estimates and assumptions associated with them, with the Company’s Audit Committee. In addition, management has reviewed the following disclosures regarding the application of these critical accounting policies and estimates with the Audit Committee. Also, see Note 2 to Consolidated Financial Statements, Summary of Significant Accounting Policies, which discusses the significant accounting policies that we have selected from acceptable alternatives.

Impairment of Goodwill. Our goodwill is the result of business acquisitions.We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level. A reporting unit is the operating segment, or a business one level below the operating segment (a component), if discrete financial information is prepared and regularly reviewed by segment management. Components are aggregated as a single reporting unit if they have similar economic characteristics. In accordance with GAAP, a reporting unit with goodwill is required to perform an impairment test annually or whenever events or circumstances indicate that the value of goodwill may be impaired. We are required to recognize an impairment charge under GAAP if the carrying amount of a reporting unit exceeds its fair value and the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. We determine the fair value of our Gas Utility generally based on a weighting of income and market approaches. For purposes of the income approach, fair values are determined based upon the present value of the reporting unit’s estimated future cash flows, including an estimate of the reporting unit’s terminal value based upon these cash flows, discounted at appropriate risk-adjusted rates. We use our internal forecasts to estimate future cash flows which may include estimates of long-term future growth rates based upon our most recent reviews of the long-term outlook for each reporting unit. Cash flow estimates used to establish fair values under our income approach involve management judgments based on a broad range of information and historical results. In addition, external economic and competitive conditions can influence future performance. For purposes of the market approach, we use valuation multiples for companies comparable to the reporting unit. The market approach requires judgment to determine the appropriate valuation multiples. Under certain circumstances, the Company may perform a qualitative approach to determine if it is more likely than not that the carrying value of a reporting unit is greater than its fair value. As of September 30, 2014, our goodwill totaled $182.1 million. We did not record any impairments of goodwill during Fiscal 2014, Fiscal 2013 or Fiscal 2012.

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

Depreciation of Property, Plant and Equipment. We compute depreciation on UGI Utilities property, plant and equipment on a straight-line basis over the average remaining lives of its various classes of depreciable property. Changes in the estimated useful lives of property, plant and equipment could have a material effect on our results of operations. As of September 30, 2014, UGI Utilities net property, plant and equipment totaled $1,682.3 million and we recorded depreciation expense of $55.8 million during Fiscal 2014.

Regulatory Assets and Liabilities. Gas Utility and Electric Utility’s distribution businesses are subject to regulation by the PUC. In accordance with accounting guidance associated with rate-regulated entities, we record the effects of rate regulation in our financial statements as regulatory assets or regulatory liabilities. We continually assess whether the regulatory assets are probable of future recovery by evaluating the regulatory environment, recent rate orders and public statements issued by the PUC, and the status of any pending deregulation legislation. If future recovery of regulatory assets ceases to be probable, the elimination of those regulatory assets would adversely impact our results of operations and cash flows. As of September 30, 2014, our regulatory assets totaled $268.2 million. For additional information on our regulatory assets, see Note 4 to Consolidated Financial Statements.

Pension Plan Assumptions. Pension Plan assumptions are significant inputs to the actuarial models that measure benefit obligations and pension expense. The cost of providing benefits under the Pension Plan is dependent on historical information such as employee age, length of service, level of compensation and the actual rate of return on plan assets. In addition, certain assumptions relating to the future are used to determine pension expense including the discount rate applied to benefit obligations, the expected rate of return on plan assets and the rate of compensation increase, among others. Assets of the Pension Plan are held in trust and consist principally of equity and fixed income mutual funds and, to a lesser extent, common stock. Changes in plan assumptions as well as fluctuations in actual equity or fixed income market returns could have a material impact on future pension costs. We believe the two most critical assumptions are (1) the expected rate of return on plan assets and (2) the discount rate. A decrease in the expected rate of return on Pension Plans assets of 50 basis points to a rate of 7.25% would result in an increase in pre-tax pension cost of approximately $1.9 million in Fiscal 2015. A decrease in the discount rate of 50 basis points to a rate of 4.10% would result in an increase in pre-tax pension cost of approximately $3.1 million in Fiscal 2015. For additional information on our Pension Plan, see Note 9 to Consolidated Financial Statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of September 30, 2014, were effective at the reasonable assurance level.

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

Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2014, based on COSO 1992. PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014, as stated in their report, which appears herein.

(c)
No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III:

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by PricewaterhouseCoopers LLP, the Company’s independent registered public accountants, in Fiscal 2014 and Fiscal 2013 were as follows:

	2014	2013
Audit Fees	$1,070,189	$851,600
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees for Services Provided	$1,070,189	$851,600

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the Company’s independent accountants. In recognition of this responsibility, the Audit Committee has a policy of pre-approving audit and permissible non-audit services provided by the independent accountants.

Prior to engagement of the Company’s independent accountants for the next year’s audit, management submits a list of services and related fees expected to be rendered during that year within each of the four categories of services noted above to the Audit Committee for approval.

As a result of the Audit Committee’s decision to conduct a request for proposal process for audit services during 2014, the Audit Committee selected Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2015 fiscal year.

PART IV:

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Financial Statements:
Included under Item 8 are the following financial statements and supplementary data:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2014 and 2013
Consolidated Statements of Income for the fiscal years ended September 30, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the years ended September 30, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2014, 2013 and 2012
Consolidated Statements of Stockholder’s Equity for the fiscal years ended September 30, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:
For the years ended September 30, 2014, 2013 and 2012
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
		Utilities	Registration Statement No. 33-77514 (4/8/94)	4(c)
4.3	Supplemental Indenture, dated as of September 15, 2006, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, successor trustee to Wachovia Bank, National Association.	Utilities	Form 8-K (9/12/06)	4.2
4.4	Form of Fixed Rate Medium-Term Note.	Utilities	Form 8-K (8/26/94)	(4)i
4.5	Form of Fixed Rate Series B Medium-Term Note.	Utilities	Form 8-K (8/1/96)	4(i)
4.6	Form of Floating Rate Series B Medium-Term Note.	Utilities	Form 8-K (8/1/96)	4(ii)
4.7	Officer’s Certificate establishing Medium-Term Notes Series.	Utilities	Form 8-K (8/26/94)	4(iv)
4.8	Form of Officer’s Certificate establishing Series B Medium-Term Notes under the Indenture.	Utilities	Form 8-K (8/1/96)	4(iv)
4.9	Form of Officers’ Certificate establishing Series C Medium-Term Notes under the Indenture.	Utilities	Form 8-K (5/21/02)	4.2
4.10	Forms of Floating Rate and Fixed Rate Series C Medium-Term Notes.	Utilities	Form 8-K (5/21/02)	4.1
4.11	Form of Note Purchase Agreement dated October 30, 2013 between the Company and the purchasers listed as signatories thereto.	Utilities	Form 8-K (10/30/13)	4.1

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006.	UGI	Form 8-K (2/27/07)	10.1
10.2**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006 - Terms and Conditions as amended and restated effective November, 2012.	UGI	Form 10-K (9/30/13)	10.2
10.3**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, effective as of January 24, 2013.	UGI	Registration Statement No. 333-186178 (1/24/2013)	99.1
10.4**	UGI Corporation 2009 Deferral Plan, as Amended and Restated effective January 24, 2014.	UGI	Form 10-Q (3/31/14)	10.5
10.5**	UGI Corporation Senior Executive Employee Severance Plan, as amended and restated as of November 16, 2012.	UGI	Form 10-Q (6/30/13)	10.1
10.6**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective November 22, 2013.	UGI	Form 10-Q (3/31/14)	10.3
10.7**	UGI Corporation 2009 Supplemental Executive Retirement Plan for New Employees, as Amended and Restated effective November 22, 2013.	UGI	Form 10-Q (3/31/14)	10.4
10.8**	UGI Utilities, Inc. Senior Executive Employee Severance Plan, as amended and restated as of November 16, 2012.	Utilities	Form 10-Q (6/30/13)	10.1
10.9**	UGI Utilities, Inc. Executive Annual Bonus Plan, effective as of October 1, 2006, as amended as of November 16, 2012.	Utilities	Form 10-Q (3/31/13)	10.2
10.10**	UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI Employees, dated January 1, 2014.	UGI	Form 10-Q (3/31/14)	10.9
10.11**	UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI Utilities Employees, dated January 1, 2014.	UGI	Form 10-Q (3/31/14)	10.11

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.12**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, Performance Unit Grant Letter for UGI Employees, dated January 1, 2014.	UGI	Form 10-Q (3/31/14)	10.7
10.13**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, Performance Unit Grant Letter for UGI Utilities Employees, dated January 1, 2014.	UGI	Form 10-Q (3/31/14)	10.12
10.14**	UGI Corporation Executive Annual Bonus Plan effective as of October 1, 2006, as amended November 16, 2012.	UGI	Form 10-Q (3/31/13)	10.14
10.15	Credit Agreement, dated as of May 25, 2011 among UGI Utilities, Inc., as borrower, and PNC Bank, National Association, as administrative agent, Citizens Bank of Pennsylvania, as syndication agent, PNC Capital Markets LLC and RBS Citizens, N.A., as joint lead arrangers and joint bookrunners, and PNC Bank, National Association, Citizens Bank of Pennsylvania, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, The Bank of New York Mellon, and the other financial institutions from time to time parties thereto.	Utilities	Form 8-K (5/25/11)	10.1
*10.16	FSS Service Agreement No. 79028 effective as of December 1, 2014 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.
10.17	Firm Storage and Delivery Service Agreement (Rate GSS) dated July 1, 1996 between Transcontinental Gas Pipe Line Corporation and PG Energy.	Utilities	Form 8-K (8/24/06)	10.8
10.18	Service Agreement For Use Under Seller’s GSS Rate Schedule dated July 9, 2012 between Transcontinental Gas Pipe Line Company, LLC and UGI Penn Natural Gas, Inc.	Utilities	Form 10-Q (6/30/12)	10.1
*10.19	SST Service Agreement No. 79133 effective as of December 1, 2014 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

*12.1	Computation of Ratio of Earnings to Fixed Charges.
14	Code of Ethics for principal executive, financial and accounting officers.	UGI	Form 10-K (9/30/03)	14
*23	Consent of PricewaterhouseCoopers LLP.
*31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI UTILITIES, INC.
Date:	November 28, 2014	By:	/s/ Donald E. Brown
Donald E. Brown
Vice President — Finance and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 28, 2014 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title
/s/ Robert F. Beard	President and Chief Executive Officer (Principal Executive
Robert F. Beard	Officer) and Director

/s/ Donald E. Brown	Vice President — Finance and Chief Financial Officer
Donald E. Brown

/s/ Lon R. Greenberg	Chairman and Director
Lon R. Greenberg

/s/ John L. Walsh	Vice Chairman and Director
John L. Walsh

/s/ Richard W. Gochnauer	Director
Richard W. Gochnauer

/s/ Frank S. Hermance	Director
Frank S. Hermance

/s/ Ernest E. Jones	Director
Ernest E. Jones

/s/ Anne Pol	Director
Anne Pol

/s/ M. Shawn Puccio	Director
M. Shawn Puccio

/s/ Marvin O. Schlanger	Director
Marvin O. Schlanger

/s/ Roger B. Vincent	Director
Roger B. Vincent
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:
No annual report or proxy material was sent to security holders in Fiscal 2014.

UGI UTILITIES, INC.
FINANCIAL INFORMATION
FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
YEAR ENDED SEPTEMBER 30, 2014

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of UGI Utilities, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of UGI Utilities, Inc. and its subsidiaries at September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 28, 2014

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$12,401	$4,707
Restricted cash	3,592	3,181
Accounts receivable (less allowances for doubtful accounts of $6,992 and $5,519, respectively)	65,080	53,341
Accounts receivable — related parties	2,865	3,497
Accrued utility revenues	14,330	18,868
Inventories	95,219	89,661
Deferred income taxes	1,492	14,165
Regulatory assets	13,159	8,217
Derivative instruments	1,028	43
Prepaid expenses & other current assets	18,535	15,862
Total current assets	227,701	211,542
Property, plant and equipment	2,568,552	2,427,810
Less accumulated depreciation and amortization	(886,268)	(853,675)
Net property, plant and equipment	1,682,284	1,574,135
Goodwill	182,145	182,145
Regulatory assets	255,007	236,694
Other assets	7,506	5,806
Total assets	$2,354,643	$2,210,322
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$20,000	$—
Short-term borrowings	86,300	17,500
Accounts payable — trade	58,453	51,970
Accounts payable — related parties	11,761	12,487
Employee compensation and benefits accrued	14,647	13,664
Interest accrued	8,908	11,281
Customer deposits and advances	40,401	40,307
Derivative instruments	1,632	6,677
Pension and postretirement benefit obligations	1,100	17,885
Other current liabilities	34,280	35,742
Total current liabilities	277,482	207,513
Long-term debt	622,000	642,000
Deferred income taxes	461,461	436,810
Deferred investment tax credits	3,933	4,270
Pension and other postretirement benefit obligations	98,363	72,505
Other noncurrent liabilities	51,567	55,610
Total liabilities	1,514,806	1,418,708
Commitments and contingencies (Note 12)
Common stockholder’s equity:
Common Stock, $2.25 par value (authorized — 40,000,000 shares; issued and outstanding — 26,781,785 shares)	60,259	60,259
Additional paid-in capital	471,071	470,098
Retained earnings	316,688	269,977
Accumulated other comprehensive loss	(8,181)	(8,720)
Total common stockholder’s equity	839,837	791,614
Total liabilities and stockholder’s equity	$2,354,643	$2,210,322
See accompanying Notes to Consolidated Financial Statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)

	Year Ended September 30,
	2014	2013	2012
Revenues	$1,086,889	$940,712	$884,333
Costs and expenses:
Cost of sales — gas, fuel and purchased power (excluding depreciation shown below)	562,942	465,996	459,079
Operating and administrative expenses	195,408	188,266	165,479
Operating and administrative expenses — related parties	10,671	8,366	9,326
Taxes other than income taxes	16,608	16,877	17,263
Depreciation	55,776	52,298	49,702
Amortization	3,443	3,418	3,090
Other income, net	(4,359)	(4,828)	(4,989)
	840,489	730,393	698,950
Operating income	246,400	210,319	185,383
Interest expense	38,471	39,309	42,412
Income before income taxes	207,929	171,010	142,971
Income taxes	83,823	68,912	55,073
Net income	$124,106	$102,098	$87,898
See accompanying Notes to Consolidated Financial Statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)

	Year Ended September 30,
	2014	2013	2012
Net income	$124,106	$102,098	$87,898
Net gains (losses) on derivative instruments (net of tax of $0, $(10,746) and $4,783, respectively)	—	15,153	(6,744)
Reclassifications of net losses on derivative instruments (net of tax of $(1,112), $(334) and $(766), respectively)	1,567	471	1,111
Benefit plans (net of tax of $1,002, $(3,325) and $1,948, respectively)	(1,413)	4,689	(2,745)
Reclassifications of benefit plans actuarial losses and prior service costs to net income (net of tax of $(274), $(555) and $(333), respectively)	385	784	394
Other comprehensive income (loss)	539	21,097	(7,984)
Comprehensive income	$124,645	$123,195	$79,914
See accompanying Notes to Consolidated Financial Statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended September 30,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$124,106	$102,098	$87,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,219	55,716	52,792
Deferred income taxes, net	33,588	35,281	53,247
Pension contributions, net of pension expense	(9,459)	(4,450)	(17,431)
Provision for uncollectible accounts	13,149	9,584	6,286
Other, net	3,998	(1,560)	2,490
Net change in:
Accounts receivable and accrued utility revenues	(19,718)	(16,446)	5,461
Inventories	(5,558)	(22,327)	36,929
Deferred fuel costs, net of changes in unsettled derivatives	(17,632)	9,321	(8,190)
Accounts payable	5,757	7,511	(6,718)
Other current assets	362	13,598	(5,063)
Other current liabilities	864	(18,413)	2,041
Net cash provided by operating activities	188,676	169,913	209,742
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(164,180)	(151,090)	(114,090)
Net costs of property, plant and equipment disposals	(8,214)	(4,925)	(4,922)
(Increase) decrease in restricted cash	(411)	(3,181)	4,308
Net cash used by investing activities	(172,805)	(159,196)	(114,704)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(77,395)	(58,975)	(70,615)
Increase in short-term borrowings	68,800	8,300	9,200
Issuances of long-term debt	174,445	175,000	—
Repayments of long-term debt	(175,000)	(133,000)	(40,000)
Excess tax benefits from equity-based payment arrangements	973	1,406	369
Net cash used by financing activities	(8,177)	(7,269)	(101,046)
Cash and cash equivalents increase (decrease)	$7,694	$3,448	$(6,008)
CASH AND CASH EQUIVALENTS:
End of year	$12,401	$4,707	$1,259
Beginning of year	4,707	1,259	7,267
Increase (decrease)	$7,694	$3,448	$(6,008)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$34,781	$49,460	$29,902
Income taxes	$54,293	$18,376	$6,728
See accompanying Notes to Consolidated Financial Statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(Thousands of dollars)

	Year Ended September 30,
	2014	2013	2012
Common stock, without par value
Balance, beginning of year	$60,259	$60,259	$60,259
Balance, end of year	$60,259	$60,259	$60,259

Retained earnings
Balance, beginning of year	$269,977	$229,379	$212,096
Net income	124,106	102,098	87,898
Cash dividends — Common Stock	(77,395)	(58,975)	(70,615)
Dividends of net assets	—	(2,525)	—
Balance, end of year	$316,688	$269,977	$229,379

Additional paid-in capital
Balance, beginning of year	$470,098	$468,692	$468,323
Excess tax benefits on equity-based compensation	973	1,406	369
Balance, end of year	$471,071	$470,098	$468,692

Accumulated other comprehensive income (loss)
Balance, beginning of year	$(8,720)	$(29,817)	$(21,833)
Net gains (losses) on derivative instruments	—	15,153	(6,744)
Reclassifications of net losses on derivative instruments	1,567	471	1,111
Benefit plans, principally actuarial (losses) gains	(1,413)	4,689	(2,745)
Reclassifications of benefit plans actuarial losses and prior service costs	385	784	394
Balance, end of year	$(8,181)	$(8,720)	$(29,817)

Total UGI Utilities, Inc. stockholder’s equity	$839,837	$791,614	$728,513
See accompanying Notes to Consolidated Financial Statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)
1. NATURE OF OPERATIONS
UGI Utilities, Inc. (“UGI Utilities”), a wholly owned subsidiary of UGI Corporation (“UGI”), and UGI Utilities’ wholly owned subsidiaries UGI Penn Natural Gas, Inc. (“PNG”) and UGI Central Penn Gas, Inc. (“CPG”), own and operate natural gas distribution utilities in eastern, northeastern and central Pennsylvania and in a portion of one Maryland county. UGI Utilities also owns and operates an electric distribution utility in northeastern Pennsylvania (“Electric Utility”). UGI Utilities’ natural gas distribution utility is referred to as “UGI Gas.” UGI Gas, PNG and CPG are collectively referred to as “Gas Utility.” Gas Utility is subject to regulation by the Pennsylvania Public Utility Commission (“PUC”) and, with respect to a small service territory in one Maryland county, the Maryland Public Service Commission, and Electric Utility is subject to regulation by the PUC. Gas Utility and Electric Utility are collectively referred to as “Utilities.” PNG also has a heating, ventilation and air-conditioning service business (“UGI Penn HVAC Services, Inc.”) which operates principally in the PNG service territory (“HVAC Business”).
The term “UGI Utilities” is used sometimes as an abbreviated reference to UGI Utilities, Inc., or to UGI Utilities, Inc. and its subsidiaries, including PNG and CPG.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Effects of Regulation
UGI Utilities accounts for the financial effects of regulation in accordance with the Financial Accounting Standards Board’s (“FASB’s”) guidance in Accounting Standards Codification (“ASC”) 980 related to regulated entities whose rates are designed to recover the costs of providing service. In accordance with this guidance, incurred costs and estimated future expenditures that would otherwise be charged to expense are capitalized and recorded as regulatory assets when it is probable that the incurred costs or estimated future expenditures will be recovered in rates in the future. Similarly, we recognize regulatory liabilities when it is probable that regulators will require customer refunds through future rates or when revenue is collected from customers for expenditures that have not yet been incurred. Regulatory assets and liabilities are classified as current if, upon initial recognition, the entire amount related to that item will be recovered or refunded within a year of the balance sheet date. Generally, regulatory assets are amortized into expense and regulatory liabilities are amortized into income over the period authorized by the regulator. For additional information regarding the effects of rate regulation on our utility operations, see Note 4.
Fair Value Measurements
The Company applies fair value measurements on a recurring and, as otherwise required under GAAP, also on a nonrecurring basis. Fair value measurements performed on a recurring basis principally relate to derivative instruments.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). A level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
We use the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date.

•
Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means.

•	Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability.
Fair value is based upon assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and risks inherent in valuation techniques and inputs to valuations. This includes not only the credit standing of counterparties and credit enhancements but also the impact of our own nonperformance risk on our liabilities. We evaluate the need for credit adjustments to our derivative instrument fair values. These credit adjustments were not material to the fair values of our derivative instruments.
Derivative Instruments
Derivative instruments are reported in the Consolidated Balance Sheets at their fair values, unless the derivative instruments qualify for the normal purchase and normal sale (“NPNS”) exemption under GAAP and such exemption has been elected. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting.
Substantially all of the gains and losses on derivative instruments used by Gas Utility and Electric Utility are included in regulatory assets and liabilities in accordance with FASB guidance regarding accounting for rate-regulated entities. Certain of our derivative instruments are designated and qualify as cash flow hedges. For cash flow hedges, changes in the fair value of the derivative financial instruments are recorded in accumulated other comprehensive income (“AOCI”), to the extent effective at offsetting changes in the hedged item, until earnings are affected by the hedged item. We discontinue cash flow hedge accounting if the occurrence of the forecasted transaction is determined to be no longer probable. Certain of our derivative financial instruments, although generally effective as hedges, do not qualify for hedge accounting treatment. Changes in the fair values of these derivative instruments are reflected in net income. Cash flows from derivative financial instruments are included in cash flows from operating activities.
For a more detailed description of the derivative instruments we use, our accounting for derivatives, our objectives for using them and other information, see Note 14.
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
Comprehensive Income
Comprehensive income comprises net income and other comprehensive income (loss). Other comprehensive income (loss) principally reflects gains (losses) on interest rate protection agreements (“IRPAs”) qualifying as cash flow hedges and actuarial gains and losses on postretirement benefit plans, net of reclassifications to net income.
Changes in AOCI during Fiscal 2014 are as follows:

	Postretirement Benefit Plans	Derivative Instruments Net Losses	Total
September 30, 2013	$(5,283)	$(3,437)	$(8,720)
Reclassification of benefit plan actuarial losses and prior service cost	385	—	385
Reclassifications of net losses on IRPAs	—	1,567	1,567
Benefit plans, principally actuarial gains and losses	(1,413)	—	(1,413)
September 30, 2014	$(6,311)	$(1,870)	$(8,181)
Amounts in the table above are net of tax.

Reclassifications of net losses on interest rate protection agreements are reflected in interest expense on the Consolidated Statements of Income.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

We record depreciation expense for Utilities’ plant and equipment on a straight-line basis over the estimated average remaining lives of the various classes of its depreciable property. Depreciation expense as a percentage of the related average depreciable base for Gas Utility was 2.3% in Fiscal 2014, 2.3% in Fiscal 2013 and 2.2% in Fiscal 2012. Depreciation expense as a percentage of the related average depreciable base for Electric Utility was 2.5% in Fiscal 2014, 2.4% in Fiscal 2013 and 2.4% in Fiscal 2012. When Utilities retires depreciable utility plant and equipment, we charge the original cost to accumulated depreciation for financial accounting purposes. Costs incurred to retire utility plant and equipment, net of salvage, are recorded in regulatory assets.
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
Goodwill
Our goodwill is the result of business acquisitions. We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level. A reporting unit is the operating segment, or a business one level below the operating segment (a component) if discrete financial information is prepared and regularly reviewed by segment management. Components are aggregated as a single reporting unit if they have similar economic characteristics. In accordance with GAAP, a reporting unit with goodwill is required to perform an impairment test annually or whenever events or circumstances indicate that the value of goodwill may be impaired. We are required to recognize an impairment charge under GAAP if the carrying amount of a reporting unit exceeds its fair value and the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. We determine the fair value of our Gas Utility generally based on a weighting of income and market approaches. For purposes of the income approach, fair value is determined based upon the present value of the reporting unit’s estimated future cash flows, including an estimate of the reporting unit’s terminal value based upon these cash flows, discounted at appropriate risk-adjusted rates. We use our internal forecasts to estimate future cash flows which may include estimates of long-term future growth rates based upon our most recent reviews of the long-term outlook for the reporting unit. Cash flow estimates used to establish fair values under our income approach involve management judgments based on a broad range of information and historical results. In addition, external economic and competitive conditions can influence future performance. For purposes of the market approach, we use valuation multiples for companies comparable to our reporting unit. The market approach requires judgment to determine the appropriate valuation multiple. Under certain circumstances, the Company may perform a qualitative approach to determine if it is more likely than not that the carrying value of a reporting unit is greater than its fair value. No provisions for goodwill impairments were recorded during Fiscal 2014, Fiscal 2013 or Fiscal 2012.
Impairment of Long-Lived Assets
We evaluate the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate recoverability based upon undiscounted future cash flows expected to be generated by such assets. No provisions for impairments were recorded during Fiscal 2014, Fiscal 2013 or Fiscal 2012.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

Environmental Matters
We are subject to environmental laws and regulations intended to mitigate or remove the effects of past operations and improve or maintain the quality of the environment. These laws and regulations require the removal or remedy of the effect on the environment of the disposal or release of certain specified hazardous substances at current or former operating sites.
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

3. ACCOUNTING CHANGES
Adoption of New Accounting Standards
Disclosures about Reclassifications Out of Accumulated Other Comprehensive Income. In Fiscal 2014, the Company adopted new accounting guidance regarding disclosures for items reclassified out of AOCI. The disclosures required by the new accounting guidance are included in Note 2 and Note 14 to Consolidated Financial Statements. The new disclosures are applied prospectively. As this guidance only affects disclosure requirements, the adoption of this guidance did not impact our results of operations, cash flows or financial position.
Disclosures about Offsetting Assets and Liabilities. Effective October 1, 2013, the Company adopted new accounting guidance requiring entities to disclose both gross and net information about recognized derivative instruments that are offset on the balance sheet as a result of an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. The new disclosures are applied retroactively to all periods presented. The required disclosures are included in Note 14 to Consolidated Financial Statements. As this guidance only affects disclosure requirements, the adoption of this guidance did not impact our results of operations, cash flows or financial position.
Accounting Standards Not Yet Adopted
Revenue Recognition. In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” This ASU supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition,” and most industry-specific guidance included in the ASC. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard is effective for the Company beginning in fiscal 2018 and allows for either full retrospective adoption or modified retrospective adoption. The Company is in the process of assessing the impact of the adoption of ASU 2014-09 on its results of operations, cash flows and financial position.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

4. REGULATORY ASSETS AND LIABILITIES AND REGULATORY MATTERS
The following regulatory assets and liabilities associated with Utilities are included in our accompanying Consolidated Balance Sheets at September 30:

	2014	2013
Regulatory assets:
Income taxes recoverable	$110,709	$106,069
Underfunded pension and postretirement plans	110,116	94,515
Environmental costs	14,616	17,054
Deferred fuel and power costs	11,732	8,283
Removal costs, net	16,790	13,333
Other	4,203	5,657
Total regulatory assets	$268,166	$244,911
Regulatory liabilities:
Postretirement benefits	$18,594	$16,497
Environmental overcollections	349	2,552
Deferred fuel and power refunds	306	8,283
State tax benefits — distribution system repairs	10,076	8,453
Other	3,172	1,502
Total regulatory liabilities (a)	$32,497	$37,287

(a)	Regulatory liabilities are recorded in other current and noncurrent liabilities in the Consolidated Balance Sheets.
Income taxes recoverable. This regulatory asset is the result of recording deferred tax liabilities pertaining to temporary tax differences principally as a result of the pass through to ratepayers of accelerated tax depreciation for state income tax purposes, and the flow through of accelerated tax depreciation for federal income tax purposes for certain years prior to 1981. These deferred taxes have been reduced by deferred tax assets pertaining to utility deferred investment tax credits. Utilities has recorded regulatory income tax assets related to these deferred tax liabilities representing future revenues recoverable through the ratemaking process over the average remaining depreciable lives of the associated property ranging from 1 to approximately 65 years.
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
Environmental costs. Environmental costs represent amounts actually spent by UGI Gas to clean up sites in Pennsylvania as well as the portion of estimated probable future environmental remediation and investigation costs principally at manufactured gas plant (“MGP”) sites that CPG and PNG expect to incur in conjunction with remediation consent orders and agreements with the Pennsylvania Department of Environmental Protection (see Note 12). Consistent with prior ratemaking treatment, UGI Gas anticipates it will recover in rates, through future base rate proceedings, a five-year average of prudently incurred remediation costs at Pennsylvania sites and UGI Gas is currently amortizing such costs over a five-year period. PNG and CPG are currently recovering and expect to continue to recover environmental remediation and investigation costs in base rate revenues. At September 30, 2014, the period over which PNG and CPG expect to recover these costs will depend upon future remediation activity.
Deferred fuel and power — costs and refunds. Gas Utility’s and Electric Utility’s tariffs contain clauses which permit recovery of all prudently incurred purchased gas and power costs through the application of purchased gas cost (“PGC”) rates in the case of Gas Utility and default service (“DS”) tariffs in the case of Electric Utility. The clauses provide for periodic adjustments to PGC and DS rates for differences between the total amount of purchased gas and electric generation supply costs collected from customers and recoverable costs incurred. Net undercollected costs are classified as a regulatory asset and net overcollections are classified as a regulatory liability.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel costs or refunds. Net unrealized losses on such contracts at September 30, 2014 and 2013, were $(1,363) and $(1,743), respectively.

Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. Because most of these contracts do not qualify for the normal purchases and normal sales exception under GAAP related to derivative instruments, these electricity supply contracts are recognized on the balance sheet at fair value with an associated adjustment to regulatory assets or liabilities in accordance with GAAP relating to rate-regulated entities. At September 30, 2014 and 2013, the fair values of Electric Utility’s electricity supply contracts were gains (losses) of $345 and $(4,759), respectively. These amounts are reflected in current derivative assets and current derivative liabilities on the Consolidated Balance Sheets with equal and offsetting amounts reflected in deferred fuel and power costs and refunds in the table above.

In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains financial transmission rights (“FTRs”). FTRs are derivative instruments that entitle the holder to receive compensation for electricity transmission congestion charges when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its DS costs, realized and unrealized gains or losses on FTRs are included in deferred fuel and power costs or deferred fuel and power refunds. Unrealized gains or losses on FTRs at September 30, 2014 and 2013, were not material.

Removal costs, net. This regulatory asset represents costs incurred, net of salvage, associated with the retirement of depreciable utility plant. Consistent with prior ratemaking treatment, UGI Utilities expects to recover these costs over 5 years.
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
Environmental overcollections. This regulatory liability represents the difference between amounts recovered in rates and actual costs incurred (net of insurance proceeds) associated with the terms of a consent order agreement between CPG and the Pennsylvania Department of Environmental Protection (“DEP”) to remediate certain gas plant sites.
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
Other. Other regulatory assets comprise a number of items including, among others, deferred postretirement costs, deferred asset retirement costs, deferred rate case expenses, customer choice implementation costs and deferred software development costs. At September 30, 2014, UGI Utilities expects to recover these costs over periods of approximately 1 to 20 years.
UGI Utilities’ regulatory liabilities relating to postretirement benefits, environmental overcollections and state tax benefits — distribution system repairs are included in other noncurrent liabilities on the Consolidated Balance Sheets. UGI Utilities does not recover a rate of return on its regulatory assets.
Other Regulatory Matters

Transfers of Assets. On February 1, 2012, CPG filed an application with the PUC for review and approval of the transfer of an 11-mile natural gas pipeline, related facilities and rights of way located in Delmar Township, Pennsylvania (“TL-96 line”) to Energy Services, LLC (which is formerly known as UGI Energy Services, Inc. prior to its merger with and into UGI Energy Services, LLC effective October 1, 2013), a second-tier wholly owned subsidiary of UGI (“Energy Services”). The PUC approved the transfer and in April 2013, the TL-96 line was dividended to UGI and subsequently contributed to Energy Services.  The net book value of the TL-96 line was approximately $2,650 which amount, net of related deferred income taxes of $384, is reflected as a dividend of net assets in the Fiscal 2013 Consolidated Statement of Stockholder’s Equity.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

5. INVENTORIES
Inventories comprise the following at September 30:

	2014	2013
Gas Utility natural gas	$82,664	$78,950
Materials, supplies and other	12,555	10,711
Total inventories	$95,219	$89,661
At September 30, 2014, UGI Utilities is a party to four principal storage contract administrative agreements (“SCAAs”) having terms of one and three years. Three of the SCAAs are with Energy Services and one of the SCAAs is with a non-affiliate. Pursuant to SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the terms of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished), are included in the caption “Gas Utility natural gas” in the table above.
The carrying value of gas storage inventories released under the SCAAs at September 30, 2014 and 2013, comprising 11.6 billion cubic feet (“bcf”) and 11.0 bcf of natural gas, were $49,897 and $44,366, respectively. At September 30, 2014 and 2013, UGI Utilities held a total of $17,600 and $16,500, respectively, of security deposits received from its SCAA counterparties. These amounts are included in other current liabilities on the Consolidated Balance Sheets. Effective November 1, 2014, UGI Utilities entered into a new SCAA with Energy Services having a term of one year.
For additional information related to the SCAAs with Energy Services, see Note 17.

6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprise the following categories at September 30:

	2014	2013
Distribution	$2,294,590	$2,162,580
Transmission	88,199	86,623
General and other, including construction in process	185,763	178,607
Total property, plant and equipment	$2,568,552	$2,427,810

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

7. DEBT
Long-term debt comprises the following at September 30:

	2014	2013

Term Loan Credit Agreement	$—	$175,000
Senior Notes:
5.75%, due September 2016	175,000	175,000
4.98%, due March 2044	175,000	—
6.21%, due September 2036	100,000	100,000
Medium-Term Notes:
5.16%, due May 2015	20,000	20,000
7.37%, due October 2015	22,000	22,000
5.64%, due December 2015	50,000	50,000
6.17%, due June 2017	20,000	20,000
7.25%, due November 2017	20,000	20,000
5.67%, due January 2018	20,000	20,000
6.50%, due August 2033	20,000	20,000
6.13%, due October 2034	20,000	20,000
Total long-term debt	642,000	642,000
Less: current maturities	(20,000)	—
Total long-term debt due after one year	$622,000	$642,000
Principal payments on long-term debt during the next five fiscal years is as follows: $20,000 is due in Fiscal 2015; $247,000 is due in Fiscal 2016; $20,000 is due in Fiscal 2017; $40,000 is due in Fiscal 2018; and $0 is due in Fiscal 2019.
In March 2014, UGI Utilities issued in a private placement $175,000 of 4.98% Senior Notes due March 2044 (“4.98% Senior Notes”). The 4.98% Senior Notes were issued pursuant to a Note Purchase Agreement dated October 30, 2013, between UGI Utilities and certain note purchasers. The 4.98% Senior Notes are unsecured and rank equally with UGI Utilities’ existing outstanding senior debt. The net proceeds from the sale of the 4.98% Senior Notes were used to repay $175,000 of borrowings under UGI Utilities’ 364-day Term Loan Credit Agreement. Because the Company had the intent and ability to refinance the Term Loan Credit Agreement on a long-term basis as of September 30, 2013, amounts outstanding under the Term Loan Credit Agreement were classified as long-term on the 2013 Consolidated Balance Sheet.
UGI Utilities has an unsecured credit agreement (the “Credit Agreement”) with a group of banks providing for borrowings of up to $300,000 (including a $100,000 sublimit for letters of credit) which expires in October 2015. Under the Credit Agreement, UGI Utilities may borrow at various prevailing market interest rates, including LIBOR and the banks’ prime rate, plus a margin. The margin on such borrowings ranges from 0.0% to 2.0% and is based upon the credit ratings of certain indebtedness of UGI Utilities. UGI Utilities had borrowings outstanding under the Credit Agreement, which we classify as short-term borrowings on the Consolidated Balance Sheets, totaling $86,300 and $17,500 at September 30, 2014 and 2013, respectively. The weighted-average interest rates on the Credit Agreement borrowings at September 30, 2014 and 2013 were 1.03% and 1.18%, respectively. Issued and outstanding letters of credit, which reduce available borrowings under the Credit Agreement, totaled $2,000 at September 30, 2014 and 2013.

Restrictive Covenants. The 4.98% Senior Notes include the usual and customary covenants for similar type notes including, among others, maintenance of existence, payment of taxes when due, compliance with laws and maintenance of insurance. The 4.98% Senior Notes also contain restrictive and financial covenants including a requirement that UGI Utilities not exceed a ratio of Consolidated Debt to Consolidated Total Capital, as defined therein, of 0.65 to 1.00.

The UGI Utilities Credit Agreement requires UGI Utilities not to exceed a ratio of Consolidated Debt to Consolidated Total Capital, as defined.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

8. INCOME TAXES
The provisions for income taxes consist of the following:

	2014	2013	2012
Current expense (benefit):
Federal	$38,786	$21,807	$(909)
State	11,449	11,824	2,735
Total current expense	50,235	33,631	1,826
Deferred expense:
Federal	29,208	33,349	48,336
State	4,717	2,274	5,257
Investment tax credit amortization	(337)	(342)	(346)
Total income tax expense	$83,823	$68,912	$55,073
A reconciliation from the U.S. federal statutory tax rate to our effective tax rate is as follows:

	2014	2013	2012
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Difference in tax rate due to:
State income taxes, net of federal	5.1	5.4	4.1
Other, net	0.2	(0.1)	(0.6)
Effective tax rate	40.3%	40.3%	38.5%

Pennsylvania utility ratemaking practice permits the flow through to ratepayers of state tax benefits resulting from accelerated tax depreciation. For Fiscal 2014, Fiscal 2013 and Fiscal 2012, the beneficial effects of state tax flow through of accelerated depreciation reduced tax expense by $1,976, $1,538 and $3,198, respectively. The higher state tax flow through amount in Fiscal 2012 reflects the impact of 2010 U.S. Federal tax legislation that allowed taxpayers to fully deduct qualifying capital expenditures incurred after September 8, 2010, through the end of calendar 2011, when such property is placed in service before 2012. This legislation was also permitted for Pennsylvania state corporate income tax purposes.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

Deferred tax liabilities (assets) comprise the following at September 30:

	2014	2013
Excess book basis over tax basis of property, plant and equipment	$392,839	$362,259
Goodwill	36,034	31,516
Regulatory assets	109,953	101,622
Other	1,349	949
Gross deferred tax liabilities	540,175	496,346
Pension plan liabilities	(40,461)	(35,996)
Allowance for doubtful accounts	(2,903)	(2,290)
Deferred investment tax credits	(1,632)	(1,772)
Employee-related expenses	(5,630)	(5,850)
Regulatory liabilities	(14,836)	(15,472)
Environmental liabilities	(4,389)	(7,002)
Derivative financial instruments	(6,224)	(3,397)
Other	(4,131)	(1,922)
Gross deferred tax assets	(80,206)	(73,701)
Net deferred tax liabilities	$459,969	$422,645
We join with UGI and its subsidiaries in filing a consolidated federal income tax return. We are charged or credited for our share of current taxes resulting from the effects of our transactions in the UGI consolidated federal income tax return including giving effect to intercompany transactions. UGI’s federal income tax returns are settled through the tax year 2010.
We file separate company income tax returns in a number of states but are subject to state income tax principally in Pennsylvania. Pennsylvania income tax returns are generally subject to examination for a period of three years after the filing of the respective returns. As of September 30, 2014, we have $1,723 of Pennsylvania net operating loss carryforwards that expire through 2029.
During Fiscal 2014, Fiscal 2013 and Fiscal 2012, interest (income) expense of $38, $0 and $(209), respectively, was recognized in income taxes in the Consolidated Statements of Income.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2014	2013	2012
Unrecognized tax benefits - beginning of year	$1,087	$1,048	$4,898
Additions for tax positions of prior years	—	39	81
Settlements with tax authorities	(1,087)	—	(3,931)
Unrecognized tax benefits - end of year	$—	$1,087	$1,048

In accordance with accounting guidance regarding uncertain tax positions, during Fiscal 2013, the Company added $39 to its liability for unrecognized tax benefits including interest related to its change in method of accounting for capitalizing certain repairs and maintenance costs associated with its Gas Utility and Electric Utility assets. For further information regarding the regulatory impact of this change, see Note 4.

9. EMPLOYEE RETIREMENT PLANS
Defined Benefit Pension and Other Postretirement Plans. We sponsor a defined benefit pension plan for employees hired prior to January 1, 2009, of UGI, UGI Utilities, PNG, CPG and certain of UGI’s other domestic wholly owned subsidiaries (“Pension Plan”). Pension Plan benefits are based on years of service, age and employee compensation. We also provide postretirement health care benefits to certain retirees and postretirement life insurance benefits to nearly all active and retired employees.

The following table provides a reconciliation of the projected benefit obligations (“PBOs”) of the Pension Plan, the accumulated benefit obligations (“ABOs”) of our other postretirement benefit plans, plan assets and the funded status of the Pension Plan and

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

other postretirement plans as of September 30, 2014 and 2013. ABO is the present value of benefits earned to date with benefits based upon current compensation levels. PBO is ABO increased to reflect future compensation.

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Change in benefit obligations:
Benefit obligations — beginning of year	$486,468	$543,605	$10,688	$14,560
Service cost	7,309	9,385	175	223
Interest cost	25,102	22,784	519	587
Actuarial loss (gain)	43,064	(69,112)	205	(1,881)
Plan amendments	—	993	—	(1,836)
Benefits paid	(22,218)	(21,187)	(451)	(965)
Benefit obligations — end of year	$539,725	$486,468	$11,136	$10,688
Change in plan assets:
Fair value of plan assets — beginning of year	$398,171	$351,543	$11,723	$11,205
Actual gain on assets	47,285	45,450	1,434	1,117
Employer contributions	19,227	22,365	142	366
Benefits paid	(22,218)	(21,187)	(451)	(965)
Fair value of plan assets — end of year	$442,465	$398,171	$12,848	$11,723
Funded status of the plans — end of year	$(97,260)	$(88,297)	$1,712	$1,035
(Liabilities) recorded in the balance sheet:
Assets in excess of liabilities — included in other noncurrent assets	$—	$—	$3,971	$3,252
Unfunded liabilities — included in other current liabilities	(1,100)	(17,885)	(159)	(372)
Unfunded liabilities — included in other noncurrent liabilities	(96,160)	(70,412)	(2,100)	(1,845)
Net amount recognized	$(97,260)	$(88,297)	$1,712	$1,035
Amounts recorded in stockholder’s equity (pre-tax):
Prior service cost (credit)	$189	$222	$(61)	$(74)
Net actuarial loss (gain)	10,662	9,113	(46)	(222)
Total	$10,851	$9,335	$(107)	$(296)
Amounts recorded in regulatory assets and liabilities (pre-tax):
Prior service cost (credit)	$1,908	$2,223	$(3,625)	$(4,286)
Net actuarial loss	107,363	91,275	2,616	3,586
Total	$109,271	$93,498	$(1,009)	$(700)
In Fiscal 2015, we estimate that we will amortize approximately $9,700 of net actuarial losses, primarily associated with Pension Plan, and $300 of prior service credits from stockholder’s equity and regulatory assets.
Actuarial assumptions are described below. The discount rate assumption was determined by selecting a hypothetical portfolio of high quality corporate bonds appropriate to provide for the projected benefit payments of the Company’s postretirement plans. The discount rate was then developed as the single rate that equates the market value of the bonds purchased to the discounted value of the benefit payments. The expected rate of return on assets assumption is based on current and expected asset allocations as well as historical and expected returns on various categories of plan assets as further described below.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

	Pension Benefits			Other Postretirement Benefits
Weighted-average assumptions:	2014	2013	2012	2014	2013	2012
Discount rate - benefit obligations	4.60%	5.20%	4.20%	4.60%	5.10% - 5.40%	4.10% - 4.30%
Discount rate - benefit cost	5.20%	4.20%	5.30%	5.10% - 5.40%	4.10% - 4.30%	5.30%
Expected return on plan assets	7.75%	7.75%	7.75%	5.00%	5.00%	5.20%
Rate of increase in salary levels	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%
The ABOs for the Pension Plan were $499,082 and $451,228 as of September 30, 2014 and 2013, respectively. Included in the end of year Pension Plan PBOs above are $48,758 at September 30, 2014, and $44,161 at September 30, 2013, relating to employees of UGI and certain of its other subsidiaries. Included in the end of year other postretirement plans ABOs above are $887 at September 30, 2014, and $787 at September 30, 2013, relating to employees of UGI and certain of its other subsidiaries.
Net periodic pension and other postretirement benefit costs relating to the Company’s employees include the following components:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Service cost	$6,492	$8,211	$7,025	$162	$205	$152
Interest cost	22,885	20,783	22,376	488	557	639
Expected return on assets	(26,599)	(24,791)	(23,762)	(557)	(529)	(481)
Amortization of:
Prior service cost (benefit)	348	249	249	(641)	(420)	(422)
Actuarial loss	6,642	13,463	7,853	116	336	355
Net benefit cost (income)	9,768	17,915	13,741	(432)	149	243
Change in associated regulatory liabilities	—	—	—	3,704	3,302	3,188
Net benefit cost after change in regulatory liabilities	$9,768	$17,915	$13,741	$3,272	$3,451	$3,431
Pension Plan assets are held in trust. It is our general policy to fund amounts for Pension Plan benefits equal to at least the minimum contribution required by ERISA. From time to time we may, at our discretion, contribute additional amounts. During Fiscal 2014, Fiscal 2013 and Fiscal 2012, we made contributions to the Pension Plan of $19,227, $22,365 and $31,172, respectively. We believe that in Fiscal 2015 we will be required to make contributions to the Pension Plan of approximately $1,100.
UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs, if any, determined under GAAP. The difference between such amount calculated under GAAP and the amounts included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. The required contribution to the VEBA during Fiscal 2015, if any, are not expected to be material.
Expected payments for pension and other postretirement welfare benefits are as follows:

	Pension Benefits	Other Postretirement Benefits
Fiscal 2015	$24,295	$753
Fiscal 2016	25,425	710
Fiscal 2017	26,692	644
Fiscal 2018	28,051	615
Fiscal 2019	29,298	604
Fiscal 2020 - 2024	164,102	2,875

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

The assumed health care cost trend rates at September 30 are as follows:

	2014	2013
Health care cost trend rate assumed for next year	7.0%	7.5%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%
Fiscal year that the rate reaches the ultimate trend rate	2019	2019
A one percentage point change in these assumed health care cost trend rates would not have had a material impact on Fiscal 2014 other postretirement benefit cost or the September 30, 2014, other postretirement benefit ABO.
We also sponsor unfunded and non-qualified supplemental executive retirement income plans. At September 30, 2014 and 2013, the PBOs of these plan were $2,866 and $3,550, respectively. We recorded expense for these plans of $372 in Fiscal 2014, $498 in Fiscal 2013 and $255 in Fiscal 2012.
Pension Plan and VEBA Assets. The assets of the Pension Plan and the VEBA are held in trust. The investment policies and asset allocation strategies for the assets in these trusts are determined by an investment committee comprising officers of UGI and UGI Utilities. The overall investment objective of the Pension Plan and the VEBA is to achieve the best long-term rates of return within prudent and reasonable levels of risk. To achieve the stated objective, investments are made principally in publicly traded, diversified equity and fixed income mutual funds and, to a much lesser extent, smallcap common stocks and UGI Common Stock.
The targets, target ranges and actual allocations for the Pension Plan and VEBA trust assets at September 30 are as follows:

			Target
	Actual		Asset	Permitted
Pension Plan:	2014	2013	Allocation	Range
Equity investments:
Domestic	55.6%	57.5%	52.5%	40.0% - 65.0%
International	11.3%	11.1%	12.5%	7.5% - 17.5%
Total	66.9%	68.6%	65.0%	60.0% - 70.0%
Fixed income funds & cash equivalents	33.1%	31.4%	35.0%	30.0% - 40.0%
Total	100.0%	100.0%	100.0%

			Target
	Actual		Asset	Permitted
VEBA:	2014	2013	Allocation	Range
Domestic equity investments	67.9%	65.6%	65.0%	60.0% - 70.0%
Fixed income funds & cash equivalents	32.1%	34.4%	35.0%	30.0% - 40.0%
Total	100.0%	100.0%	100.0%
Domestic equity investments include investments in large-cap mutual funds indexed to the S&P 500 and actively managed mid- and small-cap mutual funds, and a self-directed portfolio of small-cap common stocks. Investments in international equity mutual funds seek to track performance of companies primarily in developed markets. The fixed income investments comprise investments designed to match the performance and duration of the Barclays U.S. Aggregate Index. According to statute, the aggregate holdings of all qualifying employer securities may not exceed 10% of the fair value of trust assets at the time of purchase. UGI Common Stock represented 9.6% and 8.2% of Pension Plan assets at September 30, 2014 and 2013, respectively.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

The fair values of the Pension Plan and VEBA trust assets are derived from quoted market prices as substantially all of these instruments have active markets. Cash equivalents are valued at the fund’s unit net asset value as reported by the trustee. The fair values of the U.S. Pension Plan and VEBA trust assets by asset class and level within the fair value hierarchy, as described in Note 2, as of September 30, 2014 and 2013 are as follows:

	Pension Plan
	Level 1	Level 2	Level 3	Total
September 30, 2014:
Domestic equity investments:
S&P 500 Index equity mutual funds	$152,613	$—	$—	$152,613
Small and midcap equity mutual funds	41,417	—	—	41,417
Smallcap common stocks	9,325	—	—	9,325
UGI Corporation Common Stock	42,502	—	—	42,502
Total domestic equity investments	245,857	—	—	245,857
International index equity mutual funds	49,935	—	—	49,935
Fixed income investments:
Bond index mutual funds	140,949	—	—	140,949
Cash equivalents	—	5,724	—	5,724
Total fixed income investments	140,949	5,724	—	146,673
Total	$436,741	$5,724	$—	$442,465
September 30, 2013:
Equity investments:
S&P 500 Index equity mutual funds	$141,774	$—	$—	$141,774
Small and midcap equity mutual funds	54,528	—	—	54,528
UGI Corporation Common Stock	32,551	—	—	32,551
Total domestic equity investments	228,853	—	—	228,853
International index equity mutual funds	44,452	—	—	44,452
Fixed income investments:
Bond index mutual funds	120,906	—	—	120,906
Cash equivalents	—	3,960	—	3,960
Total fixed income investments	120,906	3,960	—	124,866
Total	$394,211	$3,960	$—	$398,171

	VEBA
	Level 1	Level 2	Level 3	Total
September 30, 2014:
S&P 500 Index equity mutual fund	$8,719	$—	$—	$8,719
Bond index mutual fund	3,727	—	—	3,727
Cash equivalents	—	402	—	402
Total	$12,446	$402	$—	$12,848
September 30, 2013:
S&P 500 Index equity mutual fund	$7,693	$—	$—	$7,693
Bond index mutual fund	3,794	—	—	3,794
Cash equivalents	—	236	—	236
Total	$11,487	$236	$—	$11,723
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
Defined Contribution Plan. We sponsor a 401(k) savings plan for eligible employees (“Utilities Savings Plan”). Generally, participants in the Utilities Savings Plan may contribute a portion of their compensation on a before-tax and after-tax basis. The Utilities Savings Plan provides for employer matching contributions. Those employees hired after December 31, 2008, who are not eligible to participate in the Pension Plan receive employer matching contributions at a higher rate. The cost of benefits under the Utilities Savings Plan totaled $1,916 in Fiscal 2014, $1,762 in Fiscal 2013 and $1,690 in Fiscal 2012. We also sponsor a nonqualified supplemental defined contribution executive retirement plan. This plan generally provides supplemental benefits to certain executives that would otherwise be provided under retirement plans but are prohibited due to limitations imposed by the Internal Revenue Code. Costs associated with this plan was not material in Fiscal 2014, Fiscal 2013 or Fiscal 2012.

10. SERIES PREFERRED STOCK
We have 2,000,000 shares of Series Preferred Stock authorized for issuance, including both series subject to and series not subject to mandatory redemption. We had no shares of Series Preferred Stock outstanding at September 30, 2014 or 2013.

11. EQUITY-BASED COMPENSATION
Under UGI Corporation’s 2013 Omnibus Incentive Compensation Plan (the “2013 OICP”) and prior UGI equity compensation plans, certain key employees of UGI Utilities may be granted stock options to acquire shares of UGI Common Stock, stock appreciation rights (“SARs”), UGI Units (comprising “Stock Units” and “UGI Performance Units”) and other equity-based awards. The exercise price for UGI stock options may not be less than the fair market value on the grant date. Awards granted under the 2013 OICP and the prior plans may vest immediately or ratably over a period of years (generally three-year periods), and stock options for UGI Common Stock can be exercised no later than ten years from the grant date. In addition, the 2013 OICP and the prior UGI equity compensation plans provide that awards of UGI Units may also provide for the crediting of dividend equivalents to participants’ accounts. Except in the event of retirement, death or disability, each grant, unless paid, will terminate when the participant ceases to be employed. There are certain change of control and retirement eligibility conditions that, if met, generally result in accelerated vesting or elimination of further service requirements.
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
We use a Black-Scholes option-pricing model to estimate the fair value of UGI stock options. We use a Monte Carlo valuation approach to estimate the fair value of UGI Performance Unit awards. We recorded total net pre-tax equity-based compensation expense associated with both UGI Units and UGI stock options of $1,912 ($1,119 after-tax) during Fiscal 2014; $1,078 ($631 after-tax) during Fiscal 2013; and $783 ($458 after-tax) during Fiscal 2012.
As of September 30, 2014, there was $840 of unrecognized compensation cost related to non-vested UGI stock options that is expected to be recognized over a weighted-average period of 1.9 years. As of September 30, 2014, there was a total of $977 of unrecognized compensation expense associated with 84,522 UGI Unit awards that is expected to be recognized over a weighted average period of 1.8 years. At September 30, 2014 and 2013, total liabilities of $1,285 and $360, respectively, associated with UGI Unit awards are reflected in other current liabilities and other noncurrent liabilities on the Consolidated Balance Sheets.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

The following table summarizes UGI Unit award activity for Fiscal 2014 (a) :

	Total		Vested		Non-Vested
	Number of UGI Units	Weighted Average Grant Date Fair Value (per Unit)	Number of UGI Units	Weighted Average Grant Date Fair Value (per Unit)	Number of UGI Units	Weighted Average Grant Date Fair Value (per Unit)
September 30, 2013	91,997	$22.81	30,993	$22.33	61,004	$23.05
Granted	24,975	$32.59	2,100	$32.59	22,875	$32.59
Vested	—	$—	18,053	$23.27	(18,053)	$23.27
Forfeited	(6,150)	$24.50	—	$—	(6,150)	$24.50
Unit awards paid	(26,300)	$23.61	(26,300)	$23.61	—	$—
September 30, 2014	84,522	$25.32	24,846	$22.52	59,676	$26.49

(a)
On July 29, 2014, UGI's Board of Directors approved a three-for-two common stock split. The additional shares were distributed September 5, 2014 to shareholders of record on August 22, 2014. Share and per share amounts above have been retroactively adjusted to reflect the three-for-two stock split.

12. COMMITMENTS AND CONTINGENCIES
Commitments
We lease various buildings and vehicles, computer and office equipment and other facilities under operating leases. Certain of our leases contain renewal and purchase options and also contain escalation clauses. Our aggregate rental expense for such leases was $6,803 in Fiscal 2014, $6,270 in Fiscal 2013 and $6,362 in Fiscal 2012.
Minimum future payments under operating leases that have initial or remaining noncancelable terms in excess of one year for the fiscal years ending September 30 are as follows: 2015— $6,665; 2016 — $6,170; 2017 — $4,545; 2018 — $3,673; 2019 — $1,396; after 2019 — $717.
Gas Utility has gas supply agreements with producers and marketers with terms not exceeding 16 months. Gas Utility also has agreements for firm pipeline transportation, natural gas storage and peaking service which Gas Utility may terminate at various dates through 2030. Gas Utility’s costs associated with transportation and storage service agreements are included in its annual PGC filings with the PUC and are recoverable through PGC rates. In addition, Gas Utility has short-term gas supply agreements which permit it to purchase certain of its gas supply needs on a firm or interruptible basis at spot-market prices.
Electric Utility purchases its electricity needs under contracts with various suppliers and on the spot market. Contracts with producers for energy needs expire at various dates through Fiscal 2016.
Future contractual cash obligations under Gas Utility and Electric Utility supply, storage and service agreements existing at September 30, 2014, for fiscal years ending September 30 are as follows: 2015 — $203,975; 2016 — $102,378; 2017 — $81,820; 2018 — $59,320; 2019 — $48,020; after 2019 — $96,281.
Contingencies
Environmental Matters
CPG is party to a Consent Order and Agreement (“CPG-COA”) with the DEP requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which MGP related facilities were operated (“CPG MGP Properties”) and to plug a minimum number of non-producing natural gas wells per year. In addition, PNG is a party to a Multi-Site Remediation Consent Order and Agreement (“PNG-COA”) with the DEP. The PNG-COA requires PNG to perform annually a specified level of activities associated with environmental investigation and remediation work at certain properties on which MGP-related facilities were operated (“PNG MGP Properties”). Under these agreements, environmental expenditures relating to the CPG MGP Properties and the PNG MGP Properties are capped at $1,800

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

and $1,100, respectively, in any calendar year. The CPG-COA is scheduled to terminate at the end of 2018. The PNG-COA terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date in March 2004. At September 30, 2014 and 2013, our accrued liabilities for environmental investigation and remediation costs related to the CPG-COA and the PNG-COA totaled $10,732 and $14,019, respectively. In accordance with GAAP related to rate-regulated entities, we have recorded associated regulatory assets in equal amounts.
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
UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because (1) UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs and (2) CPG and PNG are currently receiving regulatory recovery of estimated environmental investigation and remediation costs associated with Pennsylvania sites. At September 30, 2014, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Gas was material for UGI Utilities.
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
There are pending claims and legal actions arising in the normal course of our businesses. Although we cannot predict the final results of these pending claims and legal actions, we believe, after consultation with counsel, that the final outcome of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

13. FAIR VALUE MEASUREMENTS
Derivative Instruments
The following table presents on a gross basis our financial assets and liabilities including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy as described in Note 2, as of September 30, 2014 and 2013:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
September 30, 2014
Derivative instruments:
Assets:
Commodity contracts	$679	$1,018	$—	$1,697
Liabilities:
Commodity contracts	$(2,095)	$(206)	$—	$(2,301)
September 30, 2013 (a)
Derivative instruments:
Assets:
Commodity contracts	$92	$—	$—	$92
Liabilities:
Commodity contracts	$(2,211)	$(4,515)	$—	$(6,726)

(a)	Certain immaterial amounts have been revised to correct the classification of derivatives.
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
Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amount and estimated fair value of our long-term debt (including current maturities) at September 30, 2014, were $642,000 and $712,815, respectively. The carrying amount and estimated fair value of our long-term debt (including current maturities) at September 30, 2013, were $642,000 and $699,929, respectively. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar types of debt (Level 2).

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to certain market risks related to our ongoing business operations. Management uses derivative financial and commodity instruments, among other things, to manage these risks. The primary risks managed by derivative instruments are (1) commodity price risk and (2) interest rate risk. Although we use derivative financial and commodity instruments to reduce market risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes. The use of derivative instruments is controlled by our risk management and credit policies which govern, among other things, the derivative instruments we can use, counterparty credit limits and contract authorization limits. Because most of our commodity derivative instruments are generally subject to regulatory ratemaking mechanisms, we have limited commodity price risk associated with our Gas Utility or Electric Utility operations. For more information on the accounting for our derivative instruments, see Note 2.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

Commodity Price Risk

Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. As permitted and agreed to by the PUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses New York Mercantile Exchange (“NYMEX”) natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At September 30, 2014 and 2013, the volumes of natural gas associated with Gas Utility’s unsettled NYMEX natural gas futures and option contracts totaled 16.9 million dekatherms and 15.0 million dekatherms, respectively. At September 30, 2014, the maximum period over which Gas Utility is economically hedging natural gas market price risk is 12 months. Gains and losses on natural gas futures contracts and any gains on natural gas option contracts are recorded in regulatory assets or liabilities on the Consolidated Balance Sheets in accordance with accounting guidance related to rate-regulated entities and reflected in cost of sales through the PGC mechanism (see Note 4).

Electric Utility’s DS tariffs permit the recovery of all prudently incurred costs of electricity it sells to DS customers, including the cost of financial instruments used to hedge electricity costs. Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. Because most of these contracts currently do not qualify for the NPNS exception under GAAP, the fair values of these contracts are reflected in current and noncurrent derivative instrument liabilities in the accompanying Consolidated Balance Sheets. Associated gains and losses on these forward contracts are recorded in regulatory assets and liabilities on the Consolidated Balance Sheets in accordance with GAAP related to rate-regulated entities and reflected in cost of sales through the DS mechanism (see Note 4). At September 30, 2014 and 2013, the volumes of Electric Utility’s forward electricity purchase contracts were 237.0 million kilowatt hours and 245.8 million kilowatt hours, respectively. At September 30, 2014, the maximum period over which these contracts extend is 8 months.

In order to reduce volatility associated with a substantial portion of its electricity transmission congestion costs, Electric Utility obtains FTRs through an annual allocation process. Gains and losses on Electric Utility FTRs are recorded in regulatory assets or liabilities in accordance with GAAP related to rate-regulated entities and reflected in cost of sales through the DS recovery mechanism (see Note 4). At September 30, 2014 and 2013, the total volumes associated with FTRs totaled 232.1 million kilowatt hours and 189.3 million kilowatt hours, respectively. At September 30, 2014, the maximum period over which we are economically hedging electricity congestion is 8 months.

In order to reduce operating expense volatility, UGI Utilities from time to time enters into NYMEX gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in the operation of its vehicles and equipment. Associated volumes, fair values and effects on net income were not material for all periods presented.
Interest Rate Risk

Our long-term debt typically is issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into IRPAs. We account for IRPAs as cash flow hedges. As of September 30, 2014 and 2013, we had no unsettled IRPAs.

During Fiscal 2012, UGI Utilities reclassified pre-tax losses of $682 from AOCI into income as a result of the discontinuance of cash flow hedge accounting for a portion of expected interest payments associated with the issuance of long-term debt originally anticipated to occur in September 2012. Such losses are included in other income, net, in the Fiscal 2012 Consolidated Statements of Income.

At September 30, 2014, the amount of net losses associated with IRPAs expected to be reclassified into earnings during the next twelve months based upon current fair values is $2,674.
Derivative Instrument Credit Risk
Our natural gas exchange-traded futures contracts generally require cash deposits in margin accounts. At September 30, 2014, Gas Utility’s restricted cash in brokerage accounts totaled $3,592. At September 30, 2013, Gas Utility had $3,181 of restricted cash in brokerage accounts.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

Offsetting Derivative Assets and Liabilities
Derivative assets and liabilities are presented net by counterparty on our Consolidated Balance Sheets if the right of offset exists. Our derivative instruments include both those that are executed on an exchange through brokers and centrally cleared and over-the-counter transactions. Exchange contracts utilize a financial intermediary, exchange, or clearinghouse to enter, execute, or clear the transactions. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Certain over-the-counter and exchange contracts contain contractual rights of offset through master netting arrangements, derivative clearing agreements, and contract default provisions. In addition, the contracts are subject to conditional rights of offset through counterparty nonperformance, insolvency, or other conditions.
In general, most of our over-the-counter transactions and all exchange contracts are subject to collateral requirements. Types of collateral generally include cash or letters of credit. Cash collateral paid by us to our derivative counterparties, if any, is reflected in the table below to offset derivative liabilities. Cash collateral received by us from our derivative counterparties, if any, is reflected in the table below to offset derivative assets. Certain other accounts receivable and accounts payable balances recognized on our Consolidated Balance Sheets with our derivative counterparties are not included in the table below but could reduce our net exposure to such counterparties because such balances are subject to master netting or similar arrangements.
Fair Value of Derivative Instruments
The following table presents our derivative assets and liabilities, as well as the effects of offsetting, as of September 30, 2014 and 2013:

	2014	2013 (a)
Derivative assets:
Derivatives accounted for under ASC 980:
Commodity contracts	$1,697	$80

Derivatives not designated as hedging instruments:
Commodity contracts	—	12
Total derivative assets - gross	1,697	92
Gross amounts offset in the balance sheet	(669)	(49)
Total derivative assets - net	$1,028	$43

Derivative liabilities:
Derivatives accounted for under ASC 980:
Commodity contracts	$(2,210)	$(6,726)

Derivatives not designated as hedging instruments:
Commodity contracts	(91)	—
Total derivative liabilities - gross	(2,301)	(6,726)
Gross amounts offset in the balance sheet	669	49
Total derivative liabilities - net	$(1,632)	$(6,677)

(a)	Certain immaterial amounts have been revised to correct the classification of derivatives.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

Effect of Derivative Instruments
The following table provides information on the effects of derivative instruments on the Consolidated Statements of Income and changes in AOCI for Fiscal 2014 and 2013:

	Gain (Loss) Recognized in AOCI			Gain (Loss) Reclassified from AOCI into Income			Location of Gain or
	2014	2013	2012	2014	2013	2012	(Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate contracts	$—	$25,898	$(11,528)	$(2,679)	$(805)	$(1,847)	Interest expense

	Gain Recognized in Income						Location of Gain
	2014	2013	2012				Recognized in Income
Derivatives Not Designated
as Hedging Instruments:
Commodity contracts	$—	$45	$223				Operating and administrative expenses/other income, net

The amounts of derivative gains and losses on cash flow hedges representing ineffectiveness were not material for all periods presented.

We are also a party to a number of other contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts which provide for the purchase and delivery of natural gas, and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, these contracts qualify for normal purchase and normal sale exception accounting under GAAP because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business and the price in the contract is based on an underlying that is directly associated with the price of the product or service being purchased or sold.

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

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

Financial information by business segment follows:

	Total	Gas Utility	Electric Utility	Other
2014
Revenues	$1,086,889	$977,333	$108,072	$1,484
Cost of sales	$562,942	$496,762	$66,180	$—
Depreciation and amortization	$59,219	$54,816	$4,403	$—
Operating income	$246,400	$236,219	$9,668	$513
Interest expense	38,471	36,602	1,869	—
Income before income taxes	$207,929	$199,617	$7,799	$513
Total assets	$2,354,643	$2,214,118	$140,525	$—
Goodwill	$182,145	$182,145	$—	$—
Capital expenditures	$164,180	$156,425	$7,755	$—
2013
Revenues	$940,712	$839,050	$99,986	$1,676
Cost of sales	$465,996	$407,222	$58,774	$—
Depreciation and amortization	$55,716	$51,698	$4,018	$—
Operating income	$210,319	$198,352	$11,385	$582
Interest expense	39,309	37,280	2,029	—
Income before income taxes	$171,010	$161,072	$9,356	$582
Total assets	$2,210,322	$2,068,955	$141,367	$—
Goodwill	$182,145	$182,145	$—	$—
Capital expenditures	$151,090	$144,399	$6,691	$—
2012
Revenues	$884,333	$785,375	$97,130	$1,828
Cost of sales	$459,079	$402,534	$56,545	$—
Depreciation and amortization	$52,792	$48,992	$3,800	$—
Operating income	$185,383	$172,164	$12,610	$609
Interest expense	42,412	40,139	2,273	—
Income before income taxes	$142,971	$132,025	$10,337	$609
Total assets	$2,196,173	$2,045,480	$150,693	$—
Goodwill	$182,145	$182,145	$—	$—
Capital expenditures	$114,090	$109,020	$5,070	$—

16. OTHER INCOME, NET
Other income, net, comprises the following:

	2014	2013	2012
Non-tariff service income	$2,670	$2,706	$2,653
Interest income	1,388	500	572
Other, net	301	1,622	1,764
Total other income, net	$4,359	$4,828	$4,989

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

From time to time, UGI Utilities is a party to SCAAs with Energy Services. At September 30, 2014, UGI Utilities was a party to three SCAAs with Energy Services one of which expired October 31, 2014, and two of which expire October 31, 2015 and, during the periods covered by the financial statements, was a party to other SCAAs with Energy Services. Under the SCAAs, UGI Utilities has, among other things, and subject to recall for operational purposes, released certain storage and transportation contracts to Energy Services for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon the commencement of the SCAAs, receives a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the SCAAs. UGI Utilities incurred costs associated with Energy Services’ SCAAs totaling $38,299, $45,843 and $24,344 in Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. In conjunction with the SCAAs, UGI Utilities received security deposits from Energy Services. The amount of such security deposits, which are included in other current liabilities on the Consolidated Balance Sheets, was $10,600 and $16,500 at September 30, 2014 and 2013, respectively. Effective November 1, 2014, UGI Utilities entered into a new SCAA with Energy Services having a term of one year.
UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) on its balance sheet under the caption inventories. The carrying value of these gas storage inventories at September 30, 2014 and 2013, comprising approximately 7.7 bcf and 10.4 bcf of natural gas, were $33,057 and $41,988, respectively.

UGI Utilities has gas supply and delivery service agreements with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility during the heating season months of November through March. The aggregate amount of these transactions (exclusive of transactions pursuant to the SCAAs) during Fiscal 2014, Fiscal 2013 and Fiscal 2012 totaled $35,810, $32,526 and $30,752, respectively.

From time to time, the Company sells natural gas or pipeline capacity to Energy Services. During Fiscal 2014, Fiscal 2013 and Fiscal 2012, revenues associated with sales to Energy Services totaled $109,913, $69,087 and $65,705, respectively. Also from time to time, the Company purchases natural gas, pipeline capacity and electricity from Energy Services (in addition to those transactions already described above) and purchases a firm storage service from UGI Storage Company, a subsidiary of Energy Services, under one-year agreements. During Fiscal 2014, Fiscal 2013 and Fiscal 2012, such purchases totaled $128,076, $77,017 and $53,435, respectively. These transactions did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

	December 31,		March 31,		June 30,		September 30,
	2013	2012	2014	2013	2014	2013	2014	2013
Revenues	$298,899	$273,797	$513,956	$395,901	$152,694	$148,798	$121,340	$122,216
Operating income	$85,843	$72,564	$137,954	$109,230	$19,720	$18,878	$2,883	$9,647
Net income (loss)	$45,286	$36,812	$76,110	$58,259	$6,890	$5,373	$(4,180)	$1,654

UGI UTILITIES, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Thousands of dollars)

	Balance at beginning of year	Charged (credited) to costs and expenses	Other		Balance at end of year
September 30, 2014
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$5,519	$13,149	$(11,676)	(1)	$6,992

September 30, 2013
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$3,588	$9,584	$(7,653)	(1)	$5,519

September 30, 2012
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$6,368	$6,286	$(9,066)	(1)	$3,588

(1)	Uncollectible accounts written off, net of recoveries

S- 1

EXHIBIT INDEX

Exhibit No.	Description

10.16	FSS Service Agreement No. 79028 effective as of December 1, 2014 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.

10.19	SST Service Agreement No. 79133 effective as of December 1, 2014 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL.Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase