Form 10-Q
period 2015-03-31
UGI UTILITIES INC
filed 2015-05-08
CIK 100548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 30, 2015, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

UGI UTILITIES, INC. AND SUBSIDIARIES

- i -

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	March 31, 2015	September 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$16,040	$12,401	$14,238
Restricted cash	5,578	3,592	—
Accounts receivable (less allowances for doubtful accounts of $11,889, $6,992 and $12,098, respectively)	183,046	65,080	181,823
Accounts receivable — related parties	2,709	2,865	8,633
Accrued utility revenues	42,056	14,330	49,710
Inventories	19,533	95,219	20,629
Deferred income taxes	25,168	1,492	12,877
Regulatory assets	625	13,159	4,242
Derivative instruments	612	1,028	3,221
Prepaid expenses & other current assets	15,648	18,535	13,705
Total current assets	311,015	227,701	309,078
Property, plant and equipment, at cost (less accumulated depreciation and amortization of $911,289, $886,268 and $877,460, respectively)	1,753,197	1,682,284	1,611,934
Goodwill	182,145	182,145	182,145
Regulatory assets	251,945	255,007	231,689
Other assets	7,741	7,506	5,771
Total assets	$2,506,043	$2,354,643	$2,340,617
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$92,000	$20,000	$—
Short-term borrowings	30,500	86,300	6,500
Accounts payable	54,612	58,453	69,468
Accounts payable — related parties	14,979	11,761	20,715
Deferred fuel refunds	40,542	—	3,204
Derivative instruments	5,464	1,632	372
Other current liabilities	166,879	99,336	149,983
Total current liabilities	404,976	277,482	250,242
Long-term debt	550,000	622,000	642,000
Deferred income taxes	472,343	461,461	448,678
Deferred investment tax credits	3,765	3,933	4,100
Pension and postretirement benefit obligations	94,332	98,363	65,972
Derivative instruments	75	—	—
Other noncurrent liabilities	51,262	51,567	52,669
Total liabilities	1,576,753	1,514,806	1,463,661
Commitments and contingencies (Note 7)
Common stockholder’s equity:
Common Stock, $2.25 par value (authorized — 40,000,000 shares; issued and outstanding — 26,781,785 shares)	60,259	60,259	60,259
Additional paid-in capital	471,653	471,071	470,761
Retained earnings	404,516	316,688	353,680
Accumulated other comprehensive loss	(7,138)	(8,181)	(7,744)
Total common stockholder’s equity	929,290	839,837	876,956
Total liabilities and stockholder’s equity	$2,506,043	$2,354,643	$2,340,617
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenues	$500,573	$513,956	$787,879	$812,855
Costs and expenses:
Cost of sales — gas, fuel and purchased power (excluding depreciation shown below)	278,336	300,424	421,388	452,289
Operating and administrative expenses	58,917	54,306	105,465	95,451
Operating and administrative expenses — related parties	4,138	3,769	6,920	5,612
Taxes other than income taxes	4,803	4,801	8,907	8,980
Depreciation	14,757	13,815	29,315	27,437
Amortization	887	828	1,754	1,656
Other operating income, net	(3,964)	(1,941)	(4,209)	(2,367)
	357,874	376,002	569,540	589,058
Operating income	142,699	137,954	218,339	223,797
Interest expense	10,611	8,806	21,260	17,603
Income before income taxes	132,088	129,148	197,079	206,194
Income taxes	52,499	53,038	78,651	84,798
Net income	$79,589	$76,110	$118,428	$121,396
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net income	$79,589	$76,110	$118,428	$121,396
Other comprehensive income:
Reclassifications of net losses on derivative instruments (net of tax of $(278), $(278), $(556) and $(556), respectively)	392	392	783	783
Benefit plans reclassifications of actuarial losses and prior service costs (net of tax of $(92), $(67), $(183) and $(137), respectively)	129	95	260	193
Other comprehensive income	521	487	1,043	976
Comprehensive income	$80,110	$76,597	$119,471	$122,372
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Six Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$118,428	$121,396
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	31,069	29,093
Deferred income taxes, net	(13,888)	12,109
Provision for uncollectible accounts	8,979	8,716
Other, net	2,521	414
Net change in:
Accounts receivable and accrued utility revenues	(154,515)	(173,176)
Inventories	75,686	69,032
Deferred fuel and power costs, net of changes in unsettled derivatives	55,760	(10,181)
Accounts payable	8,013	25,726
Other current assets	(921)	1,746
Other current liabilities	66,025	38,355
Net cash provided by operating activities	197,157	123,230
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(102,020)	(65,902)
Net costs of property, plant and equipment disposals	(3,694)	(2,948)
(Increase) decrease in restricted cash	(1,986)	3,181
Net cash used by investing activities	(107,700)	(65,669)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(30,600)	(37,693)
Issuances of long-term debt	—	175,000
Repayments of long-term debt	—	(175,000)
Decrease in short-term borrowings	(55,800)	(11,000)
Other	582	663
Net cash used by financing activities	(85,818)	(48,030)
Cash and cash equivalents increase	$3,639	$9,531
CASH AND CASH EQUIVALENTS:
End of period	$16,040	$14,238
Beginning of period	12,401	4,707
Increase	$3,639	$9,531
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

Note 3 — Accounting Changes

Accounting Standards Not Yet Adopted

Debt Issuance Costs. In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of a deferred charge. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. Entities would apply the new guidance retrospectively to all periods presented. The Company expects to adopt the new guidance in the fourth quarter of Fiscal 2015.

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” and most industry-specific guidance included in the ASC. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard is effective for the Company for interim and annual periods

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

beginning October 1, 2017 (Fiscal 2018) and allows for either full retrospective adoption or modified retrospective adoption. On April 29, 2015, the FASB issued for public comment a proposal to delay the effective date by one year. The Company is in the process of assessing the impact of the adoption of ASU 2014-09 on its results of operations, cash flows and financial position.

Note 4 — Inventories
Inventories comprise the following:

	March 31, 2015	September 30, 2014	March 31, 2014
Gas Utility natural gas	$6,260	$82,664	$7,490
Materials, supplies and other	13,273	12,555	13,139
Total inventories	$19,533	$95,219	$20,629

At March 31, 2015, UGI Utilities is a party to three principal storage contract administrative agreements (“SCAAs”) having terms of three years. Two of the SCAAs are with Energy Services, LLC (“Energy Services”), a second-tier, wholly owned subsidiary of UGI (see Note 12) and one of the SCAAs is with a non-affiliate. Pursuant to SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the terms of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished for which UGI Utilities has the rights), are included in the caption “Gas Utility natural gas” in the table above.
The carrying value of gas storage inventories released under the SCAAs at March 31, 2015, September 30, 2014 and March 31, 2014, comprising 1.0 billion cubic feet (“bcf”), 11.6 bcf and 1.3 bcf of natural gas, was $4,082, $49,897 and $5,421, respectively. At March 31, 2015, September 30, 2014 and March 31, 2014, UGI Utilities held a total of $17,700, $17,600 and $17,600, respectively, of security deposits from its SCAA counterparties. These amounts are included in other current liabilities on the Condensed Consolidated Balance Sheets.

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

	March 31, 2015	September 30, 2014	March 31, 2014
Regulatory assets:
Income taxes recoverable	$111,441	$110,709	$106,800
Underfunded pension and postretirement plans	105,539	110,116	90,996
Environmental costs	14,110	14,616	14,544
Deferred fuel and power costs	—	11,732	4,308
Removal costs, net	18,377	16,790	14,379
Other	3,103	4,203	4,904
Total regulatory assets	$252,570	$268,166	$235,931
Regulatory liabilities:
Postretirement benefits	$19,323	$18,594	$17,196
Environmental overcollections	—	349	1,855
Deferred fuel and power refunds	40,542	306	3,204
State tax benefits — distribution system repairs	10,621	10,076	8,998
Other	2,099	3,172	1,895
Total regulatory liabilities (a)	$72,585	$32,497	$33,148

(a) Regulatory liabilities, other than deferred fuel and power refunds, are recorded in other current and noncurrent liabilities in the Condensed Consolidated Balance Sheets.

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

Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel costs or refunds. Net unrealized gains (losses) on such contracts at March 31, 2015, September 30, 2014, and March 31, 2014, were $(3,381), $(1,363) and $2,389, respectively.

Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. We have chosen not to elect the NPNS exception under GAAP related to these derivative instruments for all forward electricity purchase contracts entered into prior to March 1, 2015. These electricity supply contracts are recognized on the balance sheet at fair value with an associated adjustment to regulatory assets or liabilities because Electric Utility is entitled to fully recover its DS costs. At March 31, 2015, September 30, 2014, and March 31, 2014, the fair values of Electric Utility’s electricity supply contracts were gains (losses) of $(1,168), $345 and $358, respectively. These amounts are reflected in current and noncurrent derivative assets and current and noncurrent derivative liabilities on the Condensed Consolidated Balance Sheets with equal and offsetting amounts reflected in deferred fuel and power costs and refunds in the table above. Effective with Electric Utility forward electricity purchase contracts entered into beginning March 1, 2015, Electric Utility will elect the NPNS exception under GAAP and, as a result, the fair values of such contracts will not be recognized on the balance sheet (see Note 10).

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains financial transmission rights (“FTRs”). FTRs are derivative instruments that entitle the holder to receive compensation for electricity transmission congestion charges when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its DS costs, realized and unrealized gains or losses on FTRs are included in deferred fuel and power costs or deferred fuel and power refunds. Unrealized gains or losses on FTRs at March 31, 2015, September 30, 2014, and March 31, 2014, were not material.

Note 6 — Debt

On March 27, 2015, UGI Utilities entered into an unsecured revolving credit agreement (the “UGI Utilities 2015 Credit Agreement”) with a group of banks providing for borrowings up to $300,000 (including a $100,000 sublimit for letters of credit). Concurrently with entering into the UGI Utilities 2015 Credit Agreement, UGI Utilities terminated its then-existing $300,000 revolving credit agreement dated as of May 25, 2011. Under the UGI Utilities 2015 Credit Agreement, UGI Utilities may borrow at various prevailing market interest rates, including LIBOR and the banks’ prime rate, plus a margin. The margin on such borrowings ranges from 0.0% to 1.75% and is based upon the credit ratings of certain indebtedness of UGI Utilities. The UGI Utilities 2015 Credit Agreement requires UGI Utilities not to exceed a ratio of Consolidated Debt to Consolidated Total Capital, as defined, of 0.65 to 1.0. The UGI Utilities 2015 Credit Agreement is currently scheduled to expire in March 2016, but may be extended by UGI Utilities to March 2020 if on or before March 25, 2016, the Company satisfies certain requirements relating to approval by the PUC. The Company intends to seek such regulatory approval.
Note 7 — Commitments and Contingencies

Contingencies

Environmental Matters

CPG is party to a Consent Order and Agreement (“CPG-COA”) with the Pennsylvania Department of Environmental Protection (“DEP”) requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which manufactured gas plant (“MGP”) related facilities were operated (“CPG MGP Properties”) and to plug a minimum number of non-producing natural gas wells per year. In addition, PNG is a party to a Multi-Site Remediation Consent Order and Agreement (“PNG-COA”) with the DEP. The PNG-COA requires PNG to perform annually a specified level of activities associated with environmental investigation and remediation work at certain properties on which MGP-related facilities were operated (“PNG MGP Properties”). Under these agreements, environmental expenditures relating to the CPG MGP Properties and the PNG MGP Properties are capped at $1,800 and $1,100, respectively, in any calendar year. The CPG-COA is scheduled to terminate at the end of 2018. The PNG-COA terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date in March 2004. At March 31, 2015 and 2014, our accrued liabilities for environmental investigation and remediation costs related to the CPG-COA and the PNG-COA totaled $9,610 and $11,097, respectively. We have recorded associated regulatory assets for these costs because recovery of these costs from customers is probable.

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

UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because (1) UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs and (2) CPG and PNG are currently receiving regulatory recovery of estimated environmental investigation and remediation costs associated with Pennsylvania sites. At March 31, 2015, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Gas was material for UGI Utilities.

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

Note 8 — Defined Benefit Pension and Other Postretirement Plans

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

Net periodic pension expense and other postretirement benefit costs relating to the Company’s employees include the following components:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31,	2015	2014	2015	2014
Service cost	$1,740	$1,623	$49	$41
Interest cost	5,628	5,721	118	127
Expected return on assets	(7,225)	(6,650)	(153)	(139)
Amortization of:
Prior service cost (benefit)	87	87	(160)	(160)
Actuarial loss	2,198	1,661	31	37
Net benefit cost (income)	2,428	2,442	(115)	(94)
Change in associated regulatory liabilities	—	—	938	918
Net benefit cost after change in regulatory liabilities	$2,428	$2,442	$823	$824

	Pension Benefits		Other Postretirement Benefits
Six Months Ended March 31,	2015	2014	2015	2014
Service cost	$3,481	$3,246	$97	$82
Interest cost	11,255	11,442	237	254
Expected return on assets	(14,449)	(13,299)	(306)	(278)
Amortization of:
Prior service cost (benefit)	174	174	(320)	(320)
Actuarial loss	4,396	3,321	63	74
Net benefit cost (income)	4,857	4,884	(229)	(188)
Change in associated regulatory liabilities	—	—	1,875	1,836
Net benefit cost after change in regulatory liabilities	$4,857	$4,884	$1,646	$1,648

Pension Plan assets are held in trust and consist principally of publicly traded, diversified equity and fixed income mutual funds and, to a much lesser extent, smallcap common stocks and UGI Common Stock. It is our general policy to fund amounts for Pension Plan benefits equal to at least the minimum contribution required by ERISA. During the six months ended March 31,

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

2015 and 2014, the Company made contributions to the Pension Plan of $5,566 and $6,972, respectively. The Company expects to make additional discretionary cash contributions of approximately $5,600 to the Pension Plan during the remainder of Fiscal 2015.

UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs, if any, determined under GAAP. The difference between such amount calculated under GAAP and the amounts included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. There were no required contributions to the VEBA during the six months ended March 31, 2015 and 2014.

We also participate in an unfunded and non-qualified defined benefit supplemental executive retirement plan. Net benefit costs associated with this plan for all periods presented were not material.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Note 9 — Fair Value Measurements

Derivative Instruments

The following table presents on a gross basis our derivative assets and liabilities including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy, as of March 31, 2015, September 30, 2014 and March 31, 2014:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
March 31, 2015:
Assets:
Commodity contracts	$612	$1	$—	$613
Liabilities:
Commodity contracts	$(4,366)	$(1,174)	$—	$(5,540)
September 30, 2014:
Assets:
Commodity contracts	$679	$1,018	$—	$1,697
Liabilities:
Commodity contracts	$(2,095)	$(206)	$—	$(2,301)
March 31, 2014 (a):
Assets:
Commodity contracts	$2,725	$801	$—	$3,526
Liabilities:
Commodity contracts	$(243)	$(434)	$—	$(677)

(a)	Certain immaterial amounts have been revised to correct the classification of derivatives.

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

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amount and estimated fair value of our long-term debt (including current maturities) at March 31, 2015, were $642,000 and $740,729, respectively. The carrying amount and estimated fair value of our long-term debt (including current maturities) at March 31, 2014, were $642,000 and $704,811, respectively. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar types of debt (Level 2).

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Note 10 — Derivative Instruments and Hedging Activities

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

Commodity Price Risk

Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. As permitted and agreed to by the PUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses New York Mercantile Exchange (“NYMEX”) natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At March 31, 2015 and 2014, the volumes of natural gas associated with Gas Utility’s unsettled NYMEX natural gas futures and option contracts totaled 9.7 million dekatherms and 9.0 million dekatherms, respectively. At March 31, 2015, the maximum period over which Gas Utility is economically hedging natural gas market price risk is 12 months. Gains and losses on natural gas futures contracts and any gains on natural gas option contracts are recorded in regulatory assets or liabilities on the Condensed Consolidated Balance Sheets because it is probable such gains or losses will be recoverable from, or refundable to, customers through the PGC recovery mechanism (see Note 5).

Electric Utility’s DS tariffs permit the recovery of all prudently incurred costs of electricity it sells to DS customers, including the cost of financial instruments used to hedge electricity costs. Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. For such contracts entered into by Electric Utility prior to March 1, 2015, Electric Utility chose not to elect the NPNS exception under GAAP related to these derivative instruments and the fair values of these contracts are reflected in current and noncurrent derivative instrument assets and liabilities in the accompanying Condensed Consolidated Balance Sheets. Associated gains and losses on these forward contracts are recorded in regulatory assets and liabilities on the Condensed Consolidated Balance Sheets in accordance with GAAP because it is probable such gains or losses will be recoverable from, or refundable to, customers through the DS mechanism (see Note 5). Effective with Electric Utility forward electricity purchase contracts entered into beginning March 1, 2015, Electric Utility will elect the NPNS exception under GAAP and, as a result, the fair values of such contracts will not be recognized on the balance sheet. At March 31, 2015 and 2014, the volumes of Electric Utility’s forward electricity purchase contracts were 384.4 million kilowatt hours and 207.0 million kilowatt hours, respectively. At March 31, 2015, the maximum period over which these contracts extend is 14 months.

In order to reduce volatility associated with a substantial portion of its electricity transmission congestion costs, Electric Utility obtains FTRs through an annual allocation process. Gains and losses on Electric Utility FTRs are recorded in regulatory assets or liabilities in accordance with GAAP because it is probable such gains or losses will be recoverable from, or refundable to, customers through the DS mechanism (see Note 5). At March 31, 2015 and 2014, the total volumes associated with FTRs totaled 58.1 million kilowatt hours and 47.4 million kilowatt hours, respectively. At March 31, 2015, the maximum period over which we are economically hedging electricity congestion is 2 months.

In order to reduce operating expense volatility, UGI Utilities from time to time enters into NYMEX gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in the operation of its vehicles and equipment.

Interest Rate Risk

Our long-term debt typically is issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). We account for IRPAs as cash flow hedges. As of March 31,

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

2015 and 2014, we had no unsettled IRPAs. At March 31, 2015, the amount of net losses associated with IRPAs expected to be reclassified into earnings during the next twelve months is $2,609.

Derivative Instrument Credit Risk

Our natural gas exchange-traded futures contracts generally require cash deposits in margin accounts. At March 31, 2015, restricted cash in brokerage accounts totaled $5,578. At March 31, 2014, there was no restricted cash in brokerage accounts.

Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities on a gross basis as of March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014 (a)
Derivative assets:
Derivatives subject to utility rate regulation:
Commodity contracts	$613	$3,458
Derivatives not subject to utility rate regulation:
Commodity contracts	—	68
Total derivative assets	$613	$3,526
Derivative liabilities:
Derivatives subject to utility rate regulation:
Commodity contracts	$(5,168)	$(677)
Derivatives not subject to utility rate regulation:
Commodity contracts	(372)	—
Total derivative liabilities	$(5,540)	$(677)

(a)	Certain immaterial amounts have been revised to correct the classification of derivatives.

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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

The following table presents the Company’s derivative assets and liabilities, as well as the effects of offsetting, as of March 31, 2015 and 2014:

	Gross Amounts Recognized	Gross Amounts Offset in Balance Sheet	Net Amounts Recognized	Cash Collateral (Received) Pledged	Net Amounts Recognized in Balance Sheet
March 31, 2015
Derivative assets	$613	$(1)	$612	$—	$612
Derivative liabilities	$(5,540)	$1	$(5,539)	$—	$(5,539)
March 31, 2014
Derivative assets	$3,526	$(305)	$3,221	$—	$3,221
Derivative liabilities	$(677)	$305	$(372)	$—	$(372)

Effect of Derivative Instruments

The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI for the three and six months ended March 31, 2015 and 2014:

	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
Three Months Ended March 31,	2015	2014	2015	2014
Cash Flow Hedges:
Interest rate contracts	$—	$—	$(670)	$(670)	Interest expense

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Three Months Ended March 31,	2015	2014
Derivatives Not Subject to Utility Rate Regulation:
Gasoline contracts	$(4)	$(18)	Operating expenses/other operating income, net

	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
Six Months Ended March 31,	2015	2014	2015	2014
Cash Flow Hedges:
Interest rate contracts	$—	$—	$(1,339)	$(1,339)	Interest expense

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Six Months Ended March 31,	2015	2014
Derivatives Not Subject to Utility Rate Regulation:
Gasoline contracts	$(526)	$79	Operating expenses/other operating income, net

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

Note 11 — Accumulated Other Comprehensive Income

The tables below present changes in AOCI, net of tax, during the three and six months ended March 31, 2015 and 2014:

	Postretirement Benefit Plans	Derivative Instruments	Total
Three Months Ended March 31, 2015
AOCI - December 31, 2014	$(6,180)	$(1,479)	$(7,659)
Reclassifications of benefit plan actuarial losses and prior service cost	129	—	129
Reclassifications of net losses on interest rate protection agreements	—	392	392
AOCI - March 31, 2015	$(6,051)	$(1,087)	$(7,138)
Three Months Ended March 31, 2014
AOCI - December 31, 2013	$(5,185)	$(3,046)	$(8,231)
Reclassifications of benefit plan actuarial losses and prior service cost	95	—	95
Reclassifications of net losses on interest rate protection agreements	—	392	392
AOCI - March 31, 2014	$(5,090)	$(2,654)	$(7,744)

	Postretirement Benefit Plans	Derivative Instruments	Total
Six Months Ended March 31, 2015
AOCI - September 30, 2014	$(6,311)	$(1,870)	$(8,181)
Reclassifications of benefit plan actuarial losses and prior service cost	260	—	260
Reclassifications of net losses on interest rate protection agreements	—	783	783
AOCI - March 31, 2015	$(6,051)	$(1,087)	$(7,138)
Six Months Ended March 31, 2014
AOCI - September 30, 2013	$(5,283)	$(3,437)	$(8,720)
Reclassifications of benefit plan actuarial losses and prior service cost	193	—	193
Reclassifications of net losses on interest rate protection agreements	—	783	783
AOCI - March 31, 2014	$(5,090)	$(2,654)	$(7,744)

Note 12 — Related Party Transactions

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

UGI Utilities is a party to two SCAAs with Energy Services which have terms of three years. Under the SCAAs, UGI Utilities has, among other things, and subject to recall for operational purposes, released certain storage and transportation contracts to Energy Services for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon the

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

commencement of the SCAAs, receives a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the SCAAs. UGI Utilities incurred costs associated with Energy Services’ SCAAs totaling $251 and $5,207 during the three and six months ended March 31, 2015, respectively, and $248 and $6,695 during the three and six months ended March 31, 2014, respectively. In conjunction with the SCAAs, UGI Utilities received security deposits from Energy Services. The amount of such security deposits, which are included in other current liabilities on the Condensed Consolidated Balance Sheets, was $10,700, $10,600, and $10,600 as of March 31, 2015, September 30, 2014 and March 31, 2014, respectively.

UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) on its balance sheet under the caption inventories. The carrying value of these gas storage inventories at March 31, 2015, September 30, 2014 and March 31, 2014, comprising 0.9 bcf, 7.7 bcf and 1.1 bcf of natural gas, was $3,391, $33,057 and $4,653, respectively.

UGI Utilities has gas supply and delivery service agreements with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility principally during the heating season months of November through March. The capacity charges for these transactions (exclusive of transactions pursuant to the SCAAs) during the three and six months ended March 31, 2015 totaled $19,286 and $43,033, respectively. During the three and six months ended March 31, 2014, such transactions totaled $13,330 and $32,708, respectively, and are reflected in cost of sales.

From time to time, the Company sells natural gas or pipeline capacity to Energy Services. During the three and six months ended March 31, 2015, revenues associated with such sales to Energy Services totaled $46,227 and $62,417, respectively. During the three and six months ended March 31, 2014, revenues associated with such sales to Energy Services totaled $75,133 and $92,249, respectively. Also from time to time, the Company purchases natural gas, pipeline capacity and electricity from Energy Services (in addition to those transactions already described above) and purchases a firm storage service from UGI Storage Company, a subsidiary of Energy Services, under one-year agreements. During the three and six months ended March 31, 2015, such purchases totaled $49,750 and $71,525, respectively. During the three and six months ended March 31, 2014, such purchases totaled $70,619 and $92,697, respectively.

Note 13 — Segment Information
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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Financial information by business segment follows:
Three Months Ended March 31, 2015:

		Reportable Segments
	Total	Gas Utility	Electric Utility	Other
Revenues	$500,573	$468,000	$32,323	$250
Cost of sales	$278,336	$258,155	$20,181	$—
Depreciation and amortization	$15,644	$14,489	$1,155	$—
Operating income (loss)	$142,699	$139,303	$3,510	$(114)
Interest expense	$10,611	$10,104	$507	$—
Income (loss) before income taxes	$132,088	$129,199	$3,003	$(114)
Capital expenditures	$41,280	$39,202	$2,078	$—

Three Months Ended March 31, 2014:

		Reportable Segments
	Total	Gas Utility	Electric Utility	Other
Revenues	$513,956	$480,163	$33,552	$241
Cost of sales	$300,424	$278,748	$21,676	$—
Depreciation and amortization	$14,643	$13,575	$1,068	$—
Operating income (loss)	$137,954	$134,560	$3,492	$(98)
Interest expense	$8,806	$8,362	$444	$—
Income (loss) before income taxes	$129,148	$126,198	$3,048	$(98)
Capital expenditures	$31,648	$30,039	$1,609	$—

Six Months Ended March 31, 2015:

		Reportable Segments
	Total	Gas Utility	Electric Utility	Other
Revenues	$787,879	$728,478	$58,746	$655
Cost of sales	$421,388	$385,363	$36,025	$—
Depreciation and amortization	$31,069	$28,769	$2,300	$—
Operating income (loss)	$218,339	$211,149	$7,229	$(39)
Interest expense	$21,260	$20,234	$1,026	$—
Income (loss) before income taxes	$197,079	$190,915	$6,203	$(39)
Capital expenditures	$96,309	$92,694	$3,615	$—

As of March 31, 2015
Total assets (at period end)	$2,506,043	$2,359,060	$146,983	$—
Goodwill (at period end)	$182,145	$182,145	$—	$—

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Six Months Ended March 31, 2014:

		Reportable Segments
	Total	Gas Utility	Electric Utility	Other
Revenues	$812,855	$751,725	$60,513	$617
Cost of sales	$452,289	$414,235	$38,054	$—
Depreciation and amortization	$29,093	$26,959	$2,134	$—
Operating income	$223,797	$216,613	$7,181	$3
Interest expense	$17,603	$16,748	$855	$—
Income before income taxes	$206,194	$199,865	$6,326	$3
Capital expenditures	$65,902	$62,851	$3,051	$—

As of March 31, 2014
Total assets (at period end)	$2,340,617	$2,195,437	$145,180	$—
Goodwill (at period end)	$182,145	$182,145	$—	$—

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

UGI UTILITIES, INC. AND SUBSIDIARIES

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for the three months ended March 31, 2015 (“2015 three-month period”) with the three months ended March 31, 2014 (“2014 three-month period”) and the six months ended March 31, 2015 (“2015 six-month period”) with the six months ended March 31, 2014 (“2014 six-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 13 to the condensed consolidated financial statements.

2015 three-month period compared with 2014 three-month period

Three Months Ended March 31,	2015	2014	Increase (Decrease)
(Millions of dollars)
Gas Utility:
Revenues	$468.0	$480.2	$(12.2)	(2.5)%
Total margin (a)	$209.8	$201.4	$8.4	4.2%
Operating and administrative expenses	$57.1	$52.4	$4.7	9.0%
Operating income	$139.3	$134.6	$4.7	3.5%
Income before income taxes	$129.2	$126.2	$3.0	2.4%
System throughput — billions of cubic feet (“bcf”)
Core market	44.3	41.8	2.5	6.0%
Total	81.0	78.5	2.5	3.2%
Heating degree days — % colder than normal (b)	22.1%	19.3%	—	—
Electric Utility:
Revenues	$32.3	$33.6	$(1.3)	(3.9)%
Total margin (a)	$10.4	$10.1	$0.3	3.0%
Operating and administrative expenses	$5.6	$5.3	$0.3	5.7%
Operating income	$3.5	$3.5	$—	—%
Income before income taxes	$3.0	$3.0	$—	—%
Distribution sales — millions of kilowatt-hours (“gwh”)	299.9	301.7	(1.8)	(0.6)%

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.7 million and $1.8 million during the three months ended March 31, 2015 and 2014, respectively. For financial statement purposes, revenue-related taxes are included in taxes other than income taxes in the Condensed Consolidated Statements of Income.

(b)
Deviation from average heating degree days for the 15-year period 1995-2009 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Gas Utility

Temperatures in the Gas Utility service territory during the 2015 three-month period based upon heating degree days were 22.1% colder than normal and 2.3% colder than the prior-year three-month period. Total distribution system throughput increased 2.5 bcf (3.2%) principally reflecting higher core market volumes due to an increase in heating degree days and 1.7% year-over-year growth in the number of core market customers. Gas Utility’s core market customers comprise firm- residential, commercial and industrial (“retail core-market”) customers who purchase their gas from Gas Utility and, to a much lesser extent, residential and small commercial customers who purchase their gas from alternate suppliers.
Gas Utility revenues decreased $12.2 million during the 2015 three-month period principally reflecting lower revenues from off-system sales ($25.9 million) partially offset by higher revenues from core market customers ($16.3 million). The increase in core market revenues principally reflects the effects of the higher core market throughput offset by slightly lower average purchased gas cost (“PGC”) rates during the 2015 three-month period. Increases or decreases in retail core-market revenues and cost of sales principally result from changes in retail core-market volumes, distribution rates and PGC gas rates. Under the PGC recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect

UGI UTILITIES, INC. AND SUBSIDIARIES

on retail core-market margin. Gas Utility’s cost of sales was $258.2 million in the 2015 three-month period compared with $278.7 million in the 2014 three-month period principally reflecting the effects of the lower off-system sales ($25.9 million) and lower average PGC rates ($4.4 million) partially offset by higher core-market volumes sold ($11.5 million).

Gas Utility 2015 three-month period total margin increased $8.4 million principally reflecting higher core market total margin ($9.1 million). The higher core market total margin reflects the effects of the previously mentioned colder weather on heating related sales and continued customer growth.
Gas Utility operating income and income before income taxes during the 2015 three-month period increased $4.7 million and $3.0 million, respectively, over the 2014 three-month period. The increase in Gas Utility operating income principally reflects the $8.4 million increase in total margin and increased other operating income, offset by higher operating and administrative expenses and slightly higher depreciation expense. Operating and administrative expenses were modestly higher than the prior-year period principally reflecting, among other things, higher 2015 three-month period distribution system maintenance ($1.6 million), and employee benefit and information technology expenses. Gas Utility other operating income increased due primarily to a reduction in out-of-state environmental remediation reserves. The increase in Gas Utility income before income taxes reflects the higher operating income partially offset by higher interest expense.
Electric Utility

Temperatures based upon heating degree days during the 2015 three-month period were approximately 18.6% colder than normal and 1.8% colder than the prior-year period. Electric Utility experienced a slight decrease in kilowatt-hour sales as customer conservation offset the effects on sales from the slightly colder weather. Electric Utility revenues decreased due primarily to lower average default service (“DS”) rates partially offset by higher transmission revenue. Electric Utility cost of sales decreased to $20.2 million in the 2015 three-month period from $21.7 million in the 2014 three-month period principally reflecting the effects of the lower average DS rates and the lower volumes sold.
Electric Utility total margin increased slightly principally reflecting the increase in transmission revenue. Electric Utility operating income and income before income taxes in the 2015 three-month period were comparable to the prior-year period as the increase in Electric Utility margin was offset by slightly higher operating and depreciation expenses.
Interest Expense and Income Taxes

Our interest expense in the 2015 three-month period was higher than the prior year principally reflecting interest on the 4.98% Senior Notes due March 2044 issued in March 2014 the proceeds of which were used to refinance UGI Utilities’ 364-day Term Loan Credit Agreement. Our effective income tax rate for the three months ended March 31, 2015 was slightly lower than the prior-year three-month period.

UGI UTILITIES, INC. AND SUBSIDIARIES

2015 six-month period compared with 2014 six-month period

Six Months Ended March 31,	2015	2014	Increase (Decrease)

Gas Utility:
Revenues	$728.5	$751.7	$(23.2)	(3.1)%
Total margin (a)	$343.1	$337.5	$5.6	1.7%
Operating and administrative expenses	$102.1	$91.0	$11.1	12.2%
Operating income	$211.1	$216.6	$(5.5)	(2.5)%
Income before income taxes	$190.9	$199.9	$(9.0)	(4.5)%
System throughput — billions of cubic feet (“bcf”)
Core market	67.5	65.9	1.6	2.4%
Total	137.8	135.3	2.5	1.8%
Heating degree days — % colder than normal (b)	11.2%	12.5%	—	—
Electric Utility:
Revenues	$58.7	$60.5	$(1.8)	(3.0)%
Total margin (a)	$19.5	$19.2	$0.3	1.6%
Operating and administrative expenses	$9.6	$9.4	$0.2	2.1%
Operating income	$7.2	$7.2	$—	—%
Income before income taxes	$6.2	$6.3	$(0.1)	(1.6)%
Distribution sales — millions of kilowatt-hours (“gwh”)	544.7	558.1	(13.4)	(2.4)%

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $3.2 million and $3.3 million during the six months ended March 31, 2015 and 2014, respectively. For financial statement purposes, revenue-related taxes are included in taxes other than income taxes in the Condensed Consolidated Statements of Income.

(b)
Deviation from average heating degree days for the 15-year period 1995-2009 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Gas Utility

Temperatures in Gas Utility’s service territory in the 2015 six-month period based upon heating degree days were 11.2% colder than normal and 1.1% warmer than the 2014 six-month period. Total distribution system throughput increased 2.5 bcf (1.8%), notwithstanding the slightly warmer weather, principally reflecting 1.7% year-over-year growth in the number of core market customers.
Gas Utility revenues decreased $23.2 million during the 2015 six-month period principally reflecting lower revenues from off-system sales ($28.8 million) partially offset by higher revenues from core market customers ($8.2 million). The increase in core market revenues principally reflects the effects of the higher core market throughput offset by slightly lower average PGC rates during the 2015 six-month period. Gas Utility’s cost of sales was $385.4 million in the 2015 six-month period compared with $414.2 million in the 2014 six-month period principally reflecting the effects of the lower off-system sales ($28.8 million).
Gas Utility 2015 six-month period total margin increased $5.6 million principally reflecting higher core market total margin ($6.2 million). The higher core market total margin reflects the effects of the previously mentioned year-over-year customer growth.
Gas Utility operating income and income before income taxes during the 2015 six-month period decreased $5.5 million and $9.0 million, respectively. The decrease in Gas Utility operating income principally reflects an $11.1 million increase in operating and administrative expenses and slightly higher depreciation expenses partially offset by the $5.6 million increase in total margin and, to a much lesser extent, slightly higher other operating income. Operating and administrative expenses were higher than the prior year principally reflecting, among other things, higher 2015 six-month period distribution system maintenance ($4.3 million), and employee benefit and information technology expenses. The decrease in Gas Utility income before income taxes reflects the lower operating income ($5.5 million) and slightly higher interest expense.
Electric Utility

UGI UTILITIES, INC. AND SUBSIDIARIES

Temperatures based upon heating degree days during the 2015 six-month period were approximately 7.3% colder than normal and approximately 2.2% warmer than the prior year. The decrease in kilowatt-hour sales reflects in large part the effects of the warmer weather on heating related sales in addition to customer conservation. The slight decrease in Electric Utility revenues primarily reflects the lower sales partially offset by slightly higher transmission revenue. Electric Utility cost of sales decreased to $36.0 million in the 2015 six-month period from $38.1 million in the 2014 six-month period principally reflecting the effects of the lower total sales.
Electric Utility total margin increased slightly principally reflecting the increase in transmission revenue. Electric Utility operating income and income before income taxes in the 2015 six-month period were comparable to the prior-year period as the slight increase in total margin was offset by slightly higher operating, administrative and depreciation expense.
Interest Expense and Income Taxes

Our interest expense in the 2015 six-month period was higher than the prior year principally reflecting interest on the 4.98% Senior Notes due March 2044 issued in March 2014 the proceeds of which were used to refinance UGI Utilities’ 364-day Term Loan Credit Agreement. Our effective income tax rate for the six months ended March 31, 2015 was slightly lower than the prior-year six-month period.

FINANCIAL CONDITION AND LIQUIDITY

UGI Utilities’ total debt outstanding at March 31, 2015, was $672.5 million, which includes $30.5 million of short-term borrowings, compared with total debt outstanding of $728.3 million at September 30, 2014, which includes $86.3 million of short-term borrowings. Total long-term debt outstanding at March 31, 2015, comprises $450.0 million of Senior Notes and $192.0 million of Medium-Term Notes.

On March 27, 2015, UGI Utilities entered into an unsecured revolving credit agreement (the “UGI Utilities 2015 Credit Agreement”) with a group of banks providing for borrowings up to $300 million (including a $100 million sublimit for letters of credit). Concurrently with entering into the UGI Utilities 2015 Credit Agreement, UGI Utilities terminated its then-existing $300 million revolving credit agreement dated as of May 25, 2011. Under the UGI Utilities 2015 Credit Agreement, UGI Utilities may borrow at various prevailing market interest rates, including LIBOR and the banks’ prime rate, plus a margin. The margin on such borrowings ranges from 0.0% to 1.75% and is based upon the credit ratings of certain indebtedness of UGI Utilities. The UGI Utilities 2015 Credit Agreement requires UGI Utilities not to exceed a ratio of Consolidated Debt to Consolidated Total Capital, as defined, of 0.65 to 1.0. The UGI Utilities 2015 Credit Agreement is currently scheduled to expire in March 2016, but may be extended by UGI Utilities to March 2020 if on or before March 25, 2016, the Company satisfies certain requirements relating to approval by the Pennsylvania Public Utility Commission. The Company intends to seek such regulatory approval.
Borrowings under the UGI Utilities 2015 Credit Agreement and the predecessor credit agreement are classified as short-term borrowings on the Consolidated Balance Sheets. During the 2015 and 2014 six-month periods, average daily short-term borrowings were $108.9 million and $45.6 million, respectively, and peak short-term borrowings totaled $163.6 million and $84.0 million, respectively. At March 31, 2015, UGI Utilities’ available borrowing capacity under the UGI Utilities 2015 Credit Agreement was $267.5 million. Peak short-term borrowings typically occur during the heating season months of December and January when UGI Utilities’ investment in working capital, principally accounts receivable and inventories, is generally greatest.

We believe that we have sufficient liquidity in the forms of cash and cash equivalents on hand, cash expected to be generated from Gas Utility and Electric Utility operations, short-term borrowings available under the UGI Utilities 2015 Credit Agreement and the ability to refinance long-term debt as it matures to meet our anticipated contractual and projected cash commitments.

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

Cash provided by operating activities was $197.2 million in the 2015 six-month period compared to $123.2 million in the prior-year six-month period. Cash flow from operating activities before changes in operating working capital was $147.1 million in the 2015 six-month period comparable to the $171.7 million recorded in the prior-year six-month period. Changes in operating working capital used $50.0 million of operating cash flow during the 2015 six-month period compared to $48.5 million of cash used during

UGI UTILITIES, INC. AND SUBSIDIARIES

the prior-year six-month period. Among other things, cash flows from changes in operating working capital includes $55.8 million of cash flow from overcollections of gas costs under the PGC mechanism during the 2015 six-month period compared to undercollections of gas costs of $10.2 million during the prior-year period. The significantly higher overcollections in the current-year period reflects the impact of significant declines in natural gas prices.

Investing activities. Cash used by investing activities was $107.7 million in the 2015 six-month period compared to $65.7 million in the 2013 six-month period. Total cash capital expenditures were $102.0 million in the 2015 six-month period compared with $65.9 million recorded in the prior-year six-month period. The increase in the 2015 six-month period principally reflects higher Gas Utility growth and maintenance capital expenditures. Changes in restricted cash in futures brokerage accounts used $2.0 million of cash in the 2015 six-month period period compared with cash provided of $3.2 million in the prior-year period.

Financing activities. Cash used by financing activities was $85.8 million in the 2015 six-month period compared with $48.0 million in the 2014 six-month period. Financing activity cash flows are primarily the result of net borrowings and repayments under our Credit Agreement, cash dividends paid to UGI and capital contributions from UGI. During the 2015 six-month period there were net Credit Agreement repayments of $55.8 million compared with net repayments of $11.0 million during the prior-year six-month period. The higher Credit Agreement repayments in the 2015 six-month period reflects the use of a portion of the previously mentioned increase in 2015 six-month period cash flow from operating activities. Cash dividends in the 2015 six-month period totaled $30.6 million compared to cash dividends of $37.7 million in the prior-year six-month period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures are (1) commodity price risk and (2) interest rate risk. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.

Commodity Price Risk
Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to its customers, including the cost of financial instruments used to hedge purchased gas costs. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses derivative financial instruments including natural gas futures and option contracts traded on the NYMEX to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism. The change in market value of natural gas futures contracts can require daily deposits of cash in futures accounts. At March 31, 2015 and 2014, the fair values of our natural gas futures and option contracts were gains (losses) of $(3.4) million and $2.4 million, respectively.
Electric Utility’s DS tariffs contain clauses which permit recovery of all prudently incurred power costs, including the cost of financial instruments used to hedge electricity costs, through the application of DS rates. Because of this ratemaking mechanism, there is limited power cost risk, including the cost of FTRs and forward electricity purchase contracts, associated with our Electric Utility operations. At March 31, 2015 and 2014, the fair values of Electric Utility’s electricity supply contracts were gains (losses) of $(1.2) million and $0.4 million, respectively. At March 31, 2015 and 2014, the fair values of FTRs were not material.
In addition, Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures and swap contracts are recorded at fair value with changes in fair value reflected in net income.
At March 31, 2015, UGI Utilities had $5.6 million of restricted cash in commodity brokerage accounts. At March 31, 2014, UGI Utilities had no restricted cash in commodity brokerage accounts.
Interest Rate Risk

In order to reduce interest rate risk associated with near- or medium-term issuances of fixed-rate debt, from time to time we enter into IRPAs. There were no unsettled IRPAs outstanding at March 31, 2015 and 2014.

UGI UTILITIES, INC. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Report, were effective at the reasonable assurance level.

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

ITEM 6. EXHIBITS

The exhibits filed as part of this report are as follows:

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Performance Unit Grant Letter for UGI Utilities Employees, dated January 1, 2015.

10.2	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI Utilities Employees, dated January 1, 2015.

10.3
Credit Agreement, dated as of March 27, 2015 among UGI Utilities, Inc., as borrower, PNC Bank, National Association, as administrative agent, Citizens Bank of Pennsylvania, as syndication agent, PNC Capital Markets LLC and Citizens Bank, N.A., as joint lead arrangers and joint bookrunners, and PNC Bank, National Association, Citizens Bank of Pennsylvania, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, The Bank of New York Mellon, Bank of America, N.A., and the other financial institutions from time to time parties thereto.
		Utilities	Form 8-K (3/27/15)	10.1

12.1	Computation of ratio of earnings to fixed charges

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Principal Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2015, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Utilities, Inc. (Registrant)
Date:	May 8, 2015	By:	/s/ Ann P. Kelly
Ann P. Kelly Controller (Principal Accounting Officer)

UGI UTILITIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

10.1	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Performance Unit Grant Letter for UGI Utilities Employees, dated January 1, 2015.

10.2	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI Utilities Employees, dated January 1, 2015.
12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Principal Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2015, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL.Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase