Form 10-K
period 2015-09-30
UGI UTILITIES INC
filed 2015-11-25
CIK 100548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

At November 17, 2015, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

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

The Gas Utility segment (“Gas Utility”) consists of the regulated natural gas distribution businesses of UGI Utilities, UGI Penn Natural Gas, Inc. (“PNG”), and UGI Central Penn Gas, Inc. (“CPG”). Gas Utility serves nearly 617,000 customers in eastern and central Pennsylvania and more than five hundred customers in portions of one Maryland county. UGI Utilities’ natural gas distribution utility is referred to as “UGI Gas”. The Electric Utility segment (“Electric Utility”) consists of the regulated electric distribution business of UGI Utilities, serving approximately 62,000 customers in northeastern Pennsylvania. Gas Utility is regulated by the Pennsylvania Public Utility Commission (“PUC”) and, with respect to its several hundred customers in Maryland, the Maryland Public Service Commission. Electric Utility is regulated by the PUC.

UGI Utilities was incorporated in Pennsylvania in 1925. Our executive offices are located at P.O. Box 12677, 2525 N. 12th Street, Suite 360, Reading, Pennsylvania 19612, and our telephone number is (610) 796-3400. In this report, the terms “Company” and “UGI Utilities,” as well as the terms, “our,” “we,” and “its,” are sometimes used to refer to UGI Utilities, Inc. or, collectively UGI Utilities, Inc. and its consolidated subsidiaries. The terms “Fiscal 2015,” “Fiscal 2014” and “Fiscal 2013” refer to the fiscal years ended September 30, 2015, September 30, 2014 and September 30, 2013, respectively.

GAS UTILITY
Service Area; Revenue Analysis

Gas Utility provides natural gas distribution services to nearly 617,000 customers in certificated portions of 46 eastern and central Pennsylvania counties through its distribution system. Contemporary materials, such as plastic or coated steel, comprise approximately 88% of Gas Utility's 12,000 miles of gas mains, with bare steel pipe comprising approximately 9% and cast iron pipe comprising approximately 3% of Gas Utility's gas mains. In accordance with Gas Utility’s agreement with the PUC, Gas Utility will replace the cast iron portion of its gas mains by March of 2027 and the bare steel portion by September 2041. The service area includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon, Reading, Scranton, Wilkes-Barre, Lock Haven, Pittston, Pottsville, and Williamsport, Pennsylvania, and the boroughs of Honesdale and Milford, Pennsylvania. Located in Gas Utility's service area are major production centers for basic industries such as specialty metals, aluminum, glass, and paper product manufacturing. Gas Utility also distributes natural gas to more than 500 customers in portions of one Maryland county.

System throughput (the total volume of gas sold to or transported for customers within Gas Utility’s distribution system) for Fiscal 2015 was approximately 213.5 billion cubic feet (“bcf”). System sales of gas accounted for approximately 31% of system throughput, while gas transported for residential, commercial and industrial customers who bought their gas from others accounted for approximately 69% of system throughput.

Sources of Supply and Pipeline Capacity

Gas Utility is permitted to recover prudently incurred costs of natural gas it sells to its customers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures” and Note 4 to Consolidated Financial Statements. Gas Utility meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with marketers and producers, along with storage and transportation service contracts. These arrangements enable Gas Utility to purchase gas from Gulf Coast, Mid-Continent, Appalachian and Marcellus sources. For the transportation and storage function, Gas Utility has long-term agreements with a number of pipeline companies, including Texas Eastern Transmission, LP, Columbia Gas Transmission, LLC, Transcontinental Gas Pipeline Company, LLC, Dominion Transmission, Inc., ANR Pipeline Company, and Tennessee Gas Pipeline Company, L.L.C.

Gas Supply Contracts

During Fiscal 2015, Gas Utility purchased approximately 82.8 bcf of natural gas for sale to core-market customers (principally comprised of firm- residential, commercial and industrial customers that purchase their gas from Gas Utility (“retail core-market”)) and off-system sales customers. Approximately 83% of the volumes purchased were supplied under agreements with 10 suppliers. The remaining 17% of gas purchased by Gas Utility was supplied by approximately 24 producers and marketers. Gas supply contracts for Gas Utility are generally no longer than 12 months. Gas Utility also has long-term contracts with suppliers for natural gas peaking supply during the months of November through March.

Seasonality

Because many of its customers use gas for heating purposes, Gas Utility’s sales are seasonal. During Fiscal 2015, approximately 65% of Gas Utility's sales volume was supplied, and more than 90% of Gas Utility’s operating income was earned, during the peak heating season from October through March.

Competition

Natural gas is a fuel that competes with electricity and oil and, to a lesser extent, with propane and coal. Competition among these fuels is primarily a function of their comparative price and the relative cost and efficiency of the equipment. Natural gas generally benefits from a competitive price advantage over oil, electricity, and propane, although the price gap between natural gas and oil narrowed in Fiscal 2015 due to a reduction in the price of oil. Fuel oil dealers compete for customers in all categories, including industrial customers. Gas Utility responds to this competition with marketing and sales efforts designed to retain, expand, and grow its customer base.

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

Approximately 18% of Gas Utility’s annual throughput volume for commercial and industrial customers includes non-interruptible customers with locations that afford them the opportunity of seeking transportation service directly from interstate pipelines, thereby bypassing Gas Utility. In addition, approximately 25% of Gas Utility’s annual throughput volume for commercial and industrial customers is from customers who are served under interruptible rates and are also in a location near an interstate pipeline. Gas Utility has 25 such customers, 24 of which have transportation contracts extending beyond fiscal year 2016. The majority of these customers are served under transportation contracts having 3 to 20 year terms and all are among the largest customers for Gas Utility in terms of annual volumes. No single customer represents, or is anticipated to represent, more than 5% of Gas Utility’s total revenues.

Outlook for Gas Service and Supply

Gas Utility anticipates having adequate pipeline capacity, peaking services, and other sources of supply available to it to meet the full requirements of all firm customers on its system through fiscal year 2016. Supply mix is diversified, market priced, and delivered pursuant to a number of long-term and short-term primary firm transportation and storage arrangements, including transportation contracts held by some of Gas Utility's larger customers.

During Fiscal 2015, Gas Utility supplied transportation service to five major co-generation installations and four electric generation facilities. Gas Utility continues to seek new residential, commercial, and industrial customers for both firm and interruptible service. In Fiscal 2015, Gas Utility connected nearly 2,400 new commercial and industrial customers. In the residential market sector, Gas Utility connected approximately 15,000 residential heating customers during Fiscal 2015. Over 10,000 of these customers converted to natural gas heating from other energy sources, mainly oil and electricity. New home construction customers and existing non-heating gas customers who added gas heating systems to replace other energy sources primarily accounted for the other residential heating connections in Fiscal 2015.

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

UGI Utilities' objective in negotiations with interstate pipeline and natural gas suppliers, and in proceedings before regulatory agencies, is to assure availability of supply, transportation, and storage alternatives to serve market requirements at the lowest cost possible, taking into account the need for security with guaranteed deliverability and reliability of supply. Consistent with that objective, UGI Utilities negotiates the terms of firm transportation capacity on all pipelines serving it, arranges for appropriate storage and peak-shaving resources, negotiates with producers for competitively priced gas purchases and aggressively participates in regulatory proceedings related to transportation rights and costs of service.

ELECTRIC UTILITY

Service Area; Sales Analysis

Electric Utility supplies electric service to approximately 62,000 customers in portions of Luzerne and Wyoming counties in northeastern Pennsylvania through a system consisting of over 2,200 miles of transmission and distribution lines and 13 substations. For Fiscal 2015, approximately 57% of sales volume came from residential customers, 32% from commercial customers, and 11% from industrial and other customers.

Sources of Supply

Electric Utility is permitted to recover prudently incurred electricity costs, including costs to obtain supply to meet its customers’ energy requirements, pursuant to a supply plan filed and approved by the PUC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures” and Note 4 to Consolidated Financial Statements. Electric Utility distributes electricity that it purchases from wholesale markets and electricity that customers purchase from other suppliers. During Fiscal 2015, seven retail electric generation suppliers provided energy for customers representing approximately 24% of Electric Utility’s sales volume. See “Gas Utility and Electric Utility Regulation and Rates - Electric Utility Rates.”

Competition

As a result of the Electricity Generation Customer Choice and Competition Act (“ECC Act”), all Pennsylvania retail electric customers have the ability to choose their retail electric generation supplier. Under the ECC Act and Act 129 of 2008, which revised the default service requirements contained in Chapter 28 of the Public Utility Code, Electric Utility remains the “default service” provider for its customers who do not choose an alternate retail electric generation supplier. In Fiscal 2015, Electric Utility served nearly all of the electric customers within its service territory and is the only regulated electric utility having the right, granted by the PUC or by law, to distribute electricity in its service territory. As an energy source, electricity competes with natural gas, oil, propane, and other heating fuels for residential heating purposes.

The terms and conditions under which Electric Utility provides default service, and rules governing the rates that may be charged for such service, have been established in the Default Service (“DS”) rate plans approved by the PUC. Consistent with the terms of the DS rate plans, default service rates are designed to recover all reasonable and prudent costs incurred in providing electricity to default service customers. See “Gas Utility and Electric Utility Regulation and Rates - Electric Utility Rates.”

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

Gas Utility Rates

The gas service tariffs for UGI Gas, PNG, and CPG contain PGC rates applicable to firm retail rate schedules. These PGC rates permit recovery of substantially all of the prudently incurred costs of natural gas that UGI Gas, PNG, and CPG sell to their customers. PGC rates are reviewed and approved annually by the PUC. UGI Gas, PNG, and CPG may request quarterly or, under certain conditions, monthly adjustments to reflect the actual cost of gas. Quarterly adjustments become effective on one day’s notice to the PUC and are subject to review during the next annual PGC filing. Each proposed annual PGC rate is required to be filed with the PUC six months prior to its effective date. During this period, the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels that meet such standard. The PGC mechanism also provides for an annual reconciliation.

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

In February 2012, Act 11 of 2012 (“Act 11”) became effective. Among other things, Act 11 authorized the PUC to permit electric and gas distribution companies, between base rate cases and subject to certain conditions, to recover reasonable and prudent costs incurred to repair, improve, or replace eligible property through a Distribution System Improvement Charge (“DSIC”) assessed to customers. DSICs are subject to quarterly adjustment, are capped at five percent of total customer charges absent a PUC-granted exception, may only be sought if a base rate case has been filed within the last five years, and are subject to certain earnings tests. In addition, Act 11 requires affected utilities to obtain approval of long-term infrastructure improvement plans (“LTIIP”) from the PUC. Act 11 also authorized electric and gas distribution companies to utilize a fully forecasted future test year when establishing rates in base rate cases before the PUC.

The PUC approved LTIIPs for UGI Gas in July 2014, and for PNG and CPG in September 2014. The PUC also approved DSIC mechanisms for PNG and CPG in September 2014 and July 2015, respectively; UGI Gas was not eligible to request a DSIC because it has not filed a base rate case within the last five years. PNG first began collecting revenues under its DSIC in April 2015. CPG has not yet qualified to begin collecting revenues under its DSIC.

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

FERC Market Manipulation Rules and Other FERC Enforcement and Regulatory Powers

UGI Utilities is subject to Section 4A of the Natural Gas Act, which prohibits the use or employment of any manipulative or deceptive devices or contrivances in connection with the purchase or sale of natural gas or natural gas transportation subject to the jurisdiction of FERC, and FERC regulations that are designed to promote the transparency, efficiency, and integrity of gas markets.  UGI Utilities is also subject to Section 222 of the Federal Power Act which prohibits the use or employment of any manipulative or deceptive devices or contrivances in connection with the purchase or sale of electric energy or transmission  service subject to the jurisdiction of FERC, and FERC regulations that are designed to promote the transparency, efficiency, and integrity of electric markets. Under provisions of the Energy Policy Act of 2005 (“EPACT 2005”), Electric Utility is subject to certain electric reliability standards established by FERC and administered by an Electric Reliability Organization (“ERO”). Electric Utility anticipates that substantially all the costs of complying with the ERO standards will be recoverable through its PJM formulary electric transmission rate schedule.

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

Employees

At September 30, 2015, UGI Utilities had approximately 1,520 employees.

BUSINESS SEGMENT INFORMATION

The table stating the amounts of revenues, operating income and identifiable assets attributable to UGI Utilities’ operating segments for the 2015, 2014 and 2013 fiscal years appears in Note 16 to Consolidated Financial Statements included in this Report and is incorporated herein by reference.

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

The risk of terrorism may adversely affect the economy and the price and availability of natural gas.
Terrorist attacks may adversely impact the price and availability of natural gas as well as our results of operations, our ability to raise capital, and our future growth. The impact that the foregoing may have on our industry in general, and on us in particular, is not known at this time. An act of terror could result in disruptions of natural gas supplies and markets, cause price volatility in the cost of natural gas, and our infrastructure facilities could be direct or indirect targets. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism could also affect our ability to raise capital.

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

In response to natural gas explosions in the United States, regulators may adopt new laws or reinterpret existing laws and regulations relating to the replacement of cast iron and bare steel natural gas pipelines which may adversely affect our results of operations and cash flows.

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

There continues to be concern, both nationally and internationally, about climate change and the contribution of greenhouse gas (“GHG”) emissions, most notably carbon dioxide, to global warming. In addition to carbon dioxide, greenhouse gases include, among others, methane, a component of natural gas. While some states have adopted laws and regulations regulating the emission of GHGs for some industry sectors, there is currently no federal or regional legislation mandating the reduction of GHG emissions in the United States. Although Congress has not enacted federal climate change legislation, the Environmental Protection Agency (“EPA”) has begun adopting and implementing regulations to restrict emissions of GHGs from motor vehicles and certain large stationary sources, and to require reporting of GHG emissions by certain regulated facilities on an annual basis. Increased regulation of GHG emissions could impose significant additional costs on us, our suppliers, and our customers. In September 2009, the EPA issued a final rule establishing a system for mandatory reporting of GHG emissions. In November 2010, the EPA expanded the reach of its GHG reporting requirements to include the petroleum and natural gas industries. Petroleum and natural gas facilities subject to the rule, which include facilities of our natural gas distribution business, were required to begin emissions monitoring in January 2011 and to submit detailed annual reports beginning in March 2012. The rule does not require affected facilities to implement GHG emission controls or reductions. However, in August 2015, the EPA finalized the Clean Power Plan rule, which provides standards and guidelines for reducing existing power plants’ GHG emissions and related pollutants by 2030. Under the Clean Power Plan’s standards and guidelines, existing power plants will be required to reduce emissions through a rate-based or a mass-based approach; states will begin submitting their reduction plans to the EPA in September 2016. The impact of such legislation and regulations will depend on a number of factors, including (i) what industry sectors would be impacted, (ii) the timing of required compliance, (iii) the overall GHG emissions cap level, (iv) the allocation of emission allowances to specific sources and (v) the costs and opportunities associated with compliance. At this time, we cannot predict the effect that climate change regulation may have on our business, financial condition or results of operations in the future.

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

Dividends

Cash dividends declared on the Company’s Common Stock totaled $65.6 million in Fiscal 2015, $77.4 million in Fiscal 2014, and $59.0 million in Fiscal 2013.

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
EXECUTIVE OVERVIEW

Our results in Fiscal 2015 reflect temperatures based upon heating degree days in our Gas Utility service territory that were 5.9% colder than normal but 3.7% warmer than in Fiscal 2014. Gas Utility continued to benefit from strong demand for natural gas service across its residential and commercial customer classes. Notwithstanding the headwinds from a significant drop in oil prices during Fiscal 2015, Gas Utility experienced another strong year of customer growth with customer additions, largely the result of conversions from other fuels, only slightly below the record levels experienced in Fiscal 2014.

Our net income in Fiscal 2015 was $121.1 million, a decrease of $3.0 million (2.5%) from Fiscal 2014 net income of $124.1 million. The slightly lower results in Fiscal 2015 at our Gas Utility principally reflect higher operating, administrative and depreciation expenses partially offset by a slight increase in total margin. Our Electric Utility’s kilowatt-hour sales in Fiscal 2015 were higher than the prior year as lower heating-related sales from warmer heating-season weather was more than offset by higher summer air-conditioning sales. Electric Utility incurred slightly lower operating and administrative expenses during Fiscal 2015.

In Fiscal 2015, Gas Utility capital expenditures for customer growth and infrastructure upgrades and replacements were higher than in Fiscal 2014. We anticipate that Gas Utility infrastructure capital expenditures will continue at historically high levels in Fiscal 2016, and we will likely begin to execute on a multi-year, multi-phase information technology initiative that will update and enhance UGI Utilities’ portfolio of technology applications including, among other things, new customer information, work management and infrastructure management systems. This major IT project is expected to span a number of years and result in enhanced business processes throughout the organization.

We believe that we have sufficient liquidity in the forms of cash generated from operations and our revolving credit facility to fund business operations in Fiscal 2016. In addition, we expect to issue long-term debt in Fiscal 2016 and beyond in order to refinance maturing long-term debt as well as to help finance the growth in Gas Utility maintenance capital and our information technology initiatives.

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company’s results of operations for Fiscal 2015, Fiscal 2014 and the year ended September 30, 2013 (“Fiscal 2013”).
Fiscal 2015 Compared with Fiscal 2014

			Increase
(Millions of dollars)	2015	2014	(Decrease)
Gas Utility:
Revenues	$933.1	$977.3	$(44.2)	(4.5)%
Total margin (a)	$484.5	$480.6	$3.9	0.8%
Operating income	$226.5	$236.2	$(9.7)	(4.1)%
Income before income taxes	$187.4	$199.6	$(12.2)	(6.1)%
System throughput — bcf
Core market	81.3	80.4	0.9	1.1%
Total	213.5	208.8	4.7	2.3%
Degree days — % colder than normal (b)	5.9%	10.0%	—	—
Electric Utility:
Revenues	$107.6	$108.1	$(0.5)	(0.5)%
Total margin (a)	$39.8	$36.0	$3.8	10.6%
Operating income	$14.2	$9.7	$4.5	46.4%
Income before income taxes	$12.1	$7.8	$4.3	55.1%
Distribution sales — gwh	1,010.1	987.3	22.8	2.3%
bcf — billions of cubic feet.
gwh — millions of kilowatt-hours.

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $5.6 million and $5.8 million during Fiscal 2015 and Fiscal 2014, respectively. For financial statement purposes, revenue-related taxes are included in taxes other than income taxes in the Consolidated Statements of Income.

(b)
Deviation from average heating degree days for the 15-year period 1995-2009 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Gas Utility. Temperatures in Gas Utility’s service territory in Fiscal 2015 based upon heating degree days were 5.9% colder than normal but 3.7% warmer than in Fiscal 2014. Total distribution system throughput increased 4.7 bcf, notwithstanding the warmer weather, principally reflecting higher large firm delivery service volumes and slightly higher core market volumes reflecting, in large part, a 1.9% year-over-year increase in the number of core market customers. Gas Utility’s core market customers comprise firm- residential, commercial and industrial (“retail core-market”) customers who purchase their gas from Gas Utility and, to a much lesser extent, residential and small commercial customers who purchase their gas from alternate suppliers.
Gas Utility revenues decreased $44.2 million in Fiscal 2015 principally reflecting lower revenues from off-system sales ($31.8 million) and lower revenues from core market customers ($7.6 million). The decrease in core market revenues principally reflects the effects of lower average PGC rates during Fiscal 2015 partially offset by the slightly higher core market throughput. Increases or decreases in retail core-market revenues and cost of sales principally result from changes in retail core-market volumes and the level of gas costs collected through the PGC recovery mechanism. Under the PGC recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility’s cost of sales was $448.6 million in Fiscal 2015 compared with $496.8 million in Fiscal 2014 principally reflecting the effects of the lower off-system sales ($31.8 million) and the effects on retail core-market cost of sales of the lower average PGC rates partially offset by slightly higher retail core-market throughput.
Fiscal 2015 Gas Utility total margin increased $3.9 million principally reflecting higher core market total margin ($4.0 million) on the higher core market sales and higher large firm delivery service total margin ($5.7 million). These increases were partially offset principally by lower margin from interruptible customers ($7.0 million).
Gas Utility operating income and income before income taxes during Fiscal 2015 decreased $9.7 million and $12.2 million, respectively. The $9.7 million decrease in Gas Utility operating income, notwithstanding the $3.9 million increase in total margin, principally reflects higher operating and administrative expenses and higher depreciation expense partially offset by an increase in other operating income. Fiscal 2015 operating and administrative expenses were $13.1 million higher than in Fiscal 2014 principally reflecting, among other things, higher Fiscal 2015 distribution system expenses ($4.8 million), and higher employee benefits, uncollectible accounts and other general administrative expenses. Gas Utility depreciation expense increased $4.1 million reflecting the effects of greater distribution system capital expenditures. Other operating income increased $3.4 million reflecting, among other things, incremental income from construction services. The $12.2 million decrease in Gas Utility income before income taxes reflects the lower operating income ($9.7 million) and higher long-term debt interest expense.
Electric Utility. Temperatures based upon heating degree days during Fiscal 2015 were approximately 1.5% colder than normal and approximately 4.7% warmer than the prior year. Total kilowatt-hour sales increased by 2.3% as lower sales resulting from heating season weather that was approximately 4.7% warmer than in Fiscal 2014 was more than offset by the effects of a warmer summer on air-conditioning sales. The $0.5 million decrease in Electric Utility revenues primarily reflects lower average Default Service (“DS”) rates partially offset by higher transmission revenue. Electric Utility cost of sales decreased to $62.2 million in Fiscal 2015 from $66.2 million in Fiscal 2014 principally reflecting the effects of the lower average DS rates.
Fiscal 2015 Electric Utility total margin, net of gross receipts taxes, increased $3.8 million principally reflecting an increase in transmission revenue including a $1.6 million recovery of transmission revenues primarily associated with prior years. Electric Utility operating income and income before income taxes in Fiscal 2015 increased $4.5 million and $4.3 million, respectively, principally reflecting the increase in total margin and lower Fiscal 2015 operating and administrative expenses including lower distribution and uncollectible accounts expense.
Interest Expense and Income Taxes. Our interest expense in Fiscal 2015 was higher than in Fiscal 2014 principally reflecting interest on the 4.98% Senior Notes which were issued in March 2014, the proceeds of which were used to refinance UGI Utilities’ 364-day Term Loan Credit Agreement. Our effective income tax rate in Fiscal 2015 was slightly lower than in the prior year.
Fiscal 2014 Compared with Fiscal 2013

			Increase
(Millions of dollars)	2014	2013	(Decrease)
Gas Utility:
Revenues	$977.3	$839.1	$138.2	16.5%
Total margin (a)	$480.6	$431.8	$48.8	11.3%
Operating income	$236.2	$198.4	$37.8	19.1%
Income before income taxes	$199.6	$161.1	$38.5	23.9%
System throughput — bcf
Core market	80.4	70.6	9.8	13.9%
Total	208.8	192.1	16.7	8.7%
Degree days —% colder (warmer) than normal (b)	10.0%	(0.5)%	—	—
Electric Utility:
Revenues	$108.1	$100.0	$8.1	8.1%
Total margin (a)	$36.0	$35.8	$0.2	0.6%
Operating income	$9.7	$11.4	$(1.7)	(14.9)%
Income before income taxes	$7.8	$9.4	$(1.6)	(17.0)%
Distribution sales — gwh	987.3	992.6	(5.3)	(0.5)%

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
Electric Utility. Temperatures based upon heating degree days during Fiscal 2014 were approximately 6.6% colder than normal and approximately 8.5% colder than the prior year. The increase in Electric Utility revenues primarily reflects higher average DS rates. Electric Utility cost of sales increased to $66.2 million in Fiscal 2014 from $58.8 million in Fiscal 2013 principally reflecting the effects of the greater DS rates.
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
FINANCIAL CONDITION AND LIQUIDITY
Capitalization and Liquidity

UGI Utilities’ total debt outstanding was $693.7 million at September 30, 2015, which includes $71.7 million of short-term borrowings, compared with total debt outstanding of $728.3 million at September 30, 2014, which includes $86.3 million of short-term borrowings. UGI Utilities’ total long-term debt outstanding at September 30, 2015, comprises $450.0 million of Senior Notes and $172.0 million of Medium-Term Notes.

In March 2015, UGI Utilities entered into an unsecured credit agreement (the “Credit Agreement”) with a group of banks providing for borrowings of up to $300 million (including a $100 million sublimit for letters of credit) which expires in March 2020. Concurrently with entering into the Credit Agreement, UGI Utilities terminated its then-existing $300 million revolving credit agreement dated as of May 25, 2011. Borrowings under the Credit Agreement and the predecessor credit agreement are classified as short-term borrowings on the Consolidated Balance Sheets. During Fiscal 2015 and Fiscal 2014, average daily short-term borrowings under the credit agreements were $61.7 million and $29.9 million, respectively, and peak short-term borrowings totaled

$163.6 million and $86.3 million, respectively. Peak short-term borrowings typically occur during the heating season months of December and January when UGI Utilities’ investment in working capital, principally accounts receivable and inventories, is generally greatest. The Credit Agreement requires UGI Utilities to not exceed a ratio of Consolidated Debt to Consolidated Total Capital, as defined. UGI Utilities was in compliance with this covenant at September 30, 2015.

Based upon cash expected to be generated from operations, borrowings under the Credit Agreement and the anticipated issuance of long-term debt management believes the Company will be able to meet its anticipated contractual and projected cash commitments during Fiscal 2016. For additional discussion of UGI Utilities’ long-term debt and the Credit Agreement, see Note 7 to Consolidated Financial Statements.
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
Cash provided by operating activities was $306.7 million in Fiscal 2015, $188.7 million in Fiscal 2014 and $169.9 million in Fiscal 2013. The significant increase in cash flow from operating activities in Fiscal 2015 compared with Fiscal 2014 primarily reflects the impact of lower natural gas prices on changes in working capital. Cash provided by operating activities before changes in operating working capital was $229.3 million in Fiscal 2015, $224.6 million in Fiscal 2014 and $196.7 million in Fiscal 2013. The higher cash flow before changes in operating working capital in Fiscal 2014 compared to Fiscal 2013 reflects, in large part, the higher year-over-year operating results. Changes in operating working capital provided (used) $77.4 million of cash in Fiscal 2015, $(35.9) million of cash in Fiscal 2014 and $26.8 million of cash in Fiscal 2013. The significantly higher cash flow from changes in operating working capital in Fiscal 2015 reflects, in large part, the impact of the previously mentioned lower natural gas prices on overcollections of deferred fuel costs and changes in inventories and accounts receivable.

Investing activities. Cash used by investing activities was $216.6 million in Fiscal 2015, $172.8 million in Fiscal 2014, and $159.2 million in Fiscal 2013. The year-over-year increases in capital expenditures during the three-year period principally reflects higher year-over-year Gas Utility capital expenditures for infrastructure replacements, system improvements and customer growth. Fiscal 2015 cash flow from investing activities includes a $3.0 million increase in restricted cash in futures brokerage accounts compared to a $0.4 million increase in Fiscal 2014 and a $3.2 million increase in Fiscal 2013. Changes in restricted cash in futures brokerage accounts are generally the result of changes in underlying commodity prices.

Financing activities. Cash used by financing activities was $99.4 million in Fiscal 2015, $8.2 million in Fiscal 2014 and $7.3 million in Fiscal 2013. Financing activities cash flows are primarily the result of issuances and repayments of long-term debt, revolving credit agreement borrowings and cash dividends to UGI. During Fiscal 2015, net short-term debt repayments totaled $14.6 million compared to net short-term borrowings of $68.8 million in Fiscal 2014 and $8.3 million in Fiscal 2013. The greater repayments in Fiscal 2015 resulted from the significantly higher cash provided by operating activities.
Capital Expenditures

In the following table, we present capital expenditures by business segment for Fiscal 2015, Fiscal 2014 and Fiscal 2013. We also provide amounts we expect to spend in Fiscal 2016. We expect to finance a substantial portion of our Fiscal 2016 capital expenditures from cash generated by operations and borrowings under our Credit Agreement and, to a lesser extent, cash proceeds from issuance of long-term debt expected to occur in Fiscal 2016.

(Millions of dollars)	2016	2015	2014	2013
	(estimate)
Gas Utility	$301.8	$189.7	$156.4	$144.4
Electric Utility	12.1	8.0	7.8	6.7
	$313.9	$197.7	$164.2	$151.1

The higher levels of Gas Utility capital expenditures in Fiscal 2015, as well as those estimated for Fiscal 2016, reflect greater main replacement and system improvement capital expenditures, increases in new business capital expenditures and, in Fiscal 2016, expected investments in new information technology projects.

Contractual Cash Obligations and Commitments

UGI Utilities has contractual cash obligations that extend beyond Fiscal 2015, including scheduled repayments of long-term debt and interest, operating lease obligations, unconditional purchase obligations for pipeline transportation and natural gas storage services, commitments to purchase natural gas and electricity and derivative financial instruments. The following table presents significant contractual cash obligations under agreements existing as of September 30, 2015:

	Payments Due by Period
		Fiscal	Fiscal	Fiscal
(Millions of dollars)	Total	2016	2017 - 2018	2019 - 2020	Thereafter
Long-term debt (a)	$622.0	$247.0	$60.0	$—	$315.0
Interest on long-term fixed rate debt (b)	451.9	33.4	40.2	34.9	343.4
Derivative financial instruments (c)	12.6	12.6	—	—	—
Operating leases	17.8	6.4	8.7	2.2	0.5
Gas Utility and Electric Utility supply, storage and transportation contracts	636.1	204.9	206.0	131.6	93.6
Total	$1,740.4	$504.3	$314.9	$168.7	$752.5

(a)	Based upon stated maturity dates.

(b)	Based upon stated interest rates.

(c)	Represents sum of amounts due from us if derivative financial instruments were settled at the September 30, 2015, amounts reflected in the Consolidated Balance Sheet.

The components of the other noncurrent liabilities included in our Consolidated Balance Sheet at September 30, 2015, principally consist of pension and other postretirement benefit liabilities recorded in accordance with GAAP and estimated obligations for environmental investigation and remediation. These liabilities are not included in the table of Contractual Cash Obligations and Commitments above because they are estimates of future payments and not contractually fixed as to timing or amount. We believe the minimum required contributions to our pension plan in Fiscal 2016 are not expected to be material. Contributions to the pension plan in years beyond Fiscal 2016 will depend in large part on the effects of future returns and interest rates on pension plan assets. For additional information on these liabilities see Notes 9 and 12 to Consolidated Financial Statements.
Pension Plan

UGI Utilities has a defined benefit pension plan covering employees hired prior to January 1, 2009, of UGI, UGI Utilities, PNG, CPG and certain of UGI’s other domestic wholly owned subsidiaries (the “Pension Plan”).

The fair values of the Pension Plan’s assets totaled $430.8 million and $442.5 million at September 30, 2015 and 2014, respectively. At September 30, 2015 and 2014, the underfunded positions of the Pension Plan, defined as the excess of the projected benefit obligations (“PBOs”) over the Pension Plan’s assets, were $132.8 million and $97.3 million, respectively.

We believe we are in compliance with regulations governing defined benefit pension plans, including Employee Retirement Income Security Act of 1974 (“ERISA”) rules and regulations. Required minimum contributions to the U.S. Pension Plan in Fiscal 2016 are not expected to be material. Pre-tax pension cost associated with the Pension Plan in Fiscal 2015 was $9.7 million. Pre-tax pension cost associated with Pension Plan in Fiscal 2016 is expected to be approximately $11.5 million.

Generally accepted accounting principles (“GAAP”) guidance associated with pension and other postretirement plans generally requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and other postretirement benefit plans with current year changes recognized in shareholder’s equity unless such amounts are subject to regulatory recovery. Through September 30, 2015, we have recorded cumulative after-tax charges to stockholder’s equity of $9.3 million and regulatory assets of $140.8 million in order to reflect the funded status of our pension and postretirement benefit plans. For a more detailed discussion of the Pension Plans and other postretirement benefit plans, see Note 9 to Consolidated Financial Statements.

REGULATORY MATTERS

Growth Extension Tariff. On February 20, 2014, the PUC entered an order approving a Growth Extension Tariff (“GET Gas”) program under which UGI Gas, PNG and CPG may invest up to $5 million per year for five years to extend natural gas utility pipelines to provide service to unserved and underserved areas within their respective territories. Under the GET Gas program, customers utilizing the extended pipeline to receive natural gas will pay a monthly surcharge over a 10-year period to cover the cost of the extension. UGI Gas, PNG, and CPG began connecting customers under the GET Gas program in October 2014.

Distribution System Improvement Charge. On April 14, 2012, legislation became effective enabling gas and electric utilities in Pennsylvania, under certain circumstances, to recover the cost of eligible capital investment in distribution system infrastructure improvement projects between base rate cases. The charge enabled by the legislation is known as a distribution system improvement charge (“DSIC”). The primary benefit to a company from a DSIC charge is the elimination of regulatory lag, or delayed rate recognition, that occurs under traditional ratemaking relating to qualifying capital expenditures. To be eligible for a DSIC, a utility must have filed a general rate filing within five years of its petition seeking permission to include a DSIC in its tariff, and not exceed certain earnings tests. Absent PUC permission, the DSIC is capped at five percent of the amount billed to customers. PNG and CPG received PUC approval on a DSIC tariff, initially set at zero, in 2014, while UGI Gas has not had a general rate filing within the required time period to be eligible. Beginning on April 1, 2015, PNG was able to begin charging a DSIC at a rate other than zero. The impact of the DSIC charge at PNG did not have a material effect on Gas Utility results of operations.

MANUFACTURED GAS PLANTS
CPG is party to a Consent Order and Agreement (“CPG-COA”) with the Pennsylvania Department of Environmental Protection (“DEP”) requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which manufactured gas plant (“MGP”) related facilities were operated (“CPG MGP Properties”) and to plug a minimum number of non-producing natural gas wells per year. In addition, PNG is a party to a Multi-Site Remediation Consent Order and Agreement (“PNG-COA”) with the DEP. The PNG-COA requires PNG to perform annually a specified level of activities associated with environmental investigation and remediation work at certain properties on which MGP-related facilities were operated (“PNG MGP Properties”). Under these agreements, environmental expenditures relating to the CPG MGP Properties and the PNG MGP Properties are capped at $1.8 million and $1.1 million, respectively, in any calendar year. The CPG-COA is scheduled to terminate at the end of 2018. The PNG-COA terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date in March 2004. At September 30, 2015 and 2014, our accrued liabilities for environmental investigation and remediation costs related to the CPG-COA and the PNG-COA totaled $13.8 million and $10.7 million, respectively. In accordance with GAAP related to rate-regulated entities, we have recorded associated regulatory assets in equal amounts.
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
UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because (1) UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs, and (2) CPG and PNG receive ratemaking recognition of environmental investigation and remediation costs associated with their environmental sites.  This ratemaking recognition balances the accumulated difference between historical costs and rate recoveries with an estimate of future costs associated with the sites. At September 30, 2015, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Gas was material for UGI Utilities.
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

UGI Utilities is a party to Storage Contract Administration Agreements (“SCAAs”) with Energy Services. At September 30, 2015, UGI Utilities was a party to two SCAAs with Energy Services, both of which expired October 31, 2015, and, during the periods covered by the financial statements, was a party to other SCAAs with Energy Services. Under the SCAAs, UGI Utilities has, among other things, and subject to recall for operational purposes, released certain storage and transportation contracts to Energy Services for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon the commencement of the SCAAs, receives a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the SCAAs. UGI Utilities incurred costs associated with Energy Services’ SCAAs totaling $16.8, $38.3 and $45.8 in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. In conjunction with the SCAAs, UGI Utilities received security deposits from Energy Services. The amounts of such security deposits, which are included in other current liabilities on the Consolidated Balance Sheets, were $10.7 and $10.6 at September 30, 2015 and 2014, respectively. Effective November 1, 2015, UGI Utilities entered into a new SCAA with Energy Services having a term of three years.
UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) on its balance sheet under the caption inventories. The carrying values of these gas storage inventories at September 30, 2015 and 2014, comprising approximately 5.0 bcf and 7.7 bcf of natural gas, were $12.9 million and $33.1 million, respectively.

UGI Utilities has gas supply and delivery service agreements with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility during the heating season months of November through March. The aggregate amount of these transactions (exclusive of transactions pursuant to the SCAAs) during Fiscal 2015, Fiscal 2014 and Fiscal 2013 totaled $47.8 million, $35.8 million and $32.5 million, respectively.

From time to time, the Company sells natural gas or pipeline capacity to Energy Services. During Fiscal 2015, Fiscal 2014 and Fiscal 2013, revenues associated with sales to Energy Services totaled $79.2 million, $109.9 million and $69.1 million, respectively. Also from time to time, the Company purchases natural gas, pipeline capacity and electricity from Energy Services (in addition to those transactions already described above) and purchases a firm storage service from UGI Storage Company, a subsidiary of Energy Services, under one-year agreements. During Fiscal 2015, Fiscal 2014 and Fiscal 2013, such purchases totaled $85.4 million, $128.1 million and $77.0 million, respectively. These transactions did not have a material effect on the Company’s financial position, results of operations or cash flows.
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

Commodity Price Risk

Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to its customers, including the cost of financial instruments used to hedge purchased gas costs. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses derivative financial instruments including natural gas futures and option contracts traded on the New York Mercantile Exchange (“NYMEX”) to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism. The change in market value of natural gas futures contracts can require daily deposits of cash in futures accounts. At September 30, 2015, Gas Utility had $6.6 million of restricted cash associated with futures accounts with brokers. At September 30, 2014, Gas Utility had $3.6 million of restricted cash in brokerage accounts. At September 30, 2015 and 2014, the fair values of our natural gas futures and option contracts were losses of $3.3 million and $1.4 million, respectively.

Electric Utility’s DS tariffs contain clauses which permit recovery of all prudently incurred power costs, including the cost of financial instruments used to hedge electricity costs, through the application of DS rates. Because of this ratemaking mechanism, there is limited power cost risk, including the cost of financial transmission rights (“FTRs”) and forward electricity purchase contracts, associated with our Electric Utility operations. At September 30, 2015 and 2014, the fair values of Electric Utility’s electricity supply contracts recorded at fair value were (losses) gains of $(0.5) million and $0.3 million, respectively. The fair values of FTRs at September 30, 2015 and 2014, were not material.

In addition, Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures and swap contracts are recorded at fair value with changes in fair value reflected in operating expenses and other income. The amount of unrealized gains on these contracts and associated volumes under contract at September 30, 2015 and 2014, were not material.

Interest Rate Risk

We have both fixed-rate debt and variable rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our variable-rate debt comprises borrowings under our Credit Agreement. This agreement provides for interest rates on borrowings that are indexed to short-term market interest rates. Based upon the average level of borrowings outstanding under these agreements in Fiscal 2015 and Fiscal 2014, an increase in short-term interest rates of 100 basis points (1%) would have increased annual interest expense by $0.6 million and $0.3 million, respectively.

Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we expect to refinance such debt with new debt having interest rates reflecting then-current market conditions. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of approximately $50.0 million and $53.0 million at September 30, 2015 and 2014, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair value of this fixed-rate debt of approximately $60.0 million and $64.0 million at September 30, 2015 and 2014, respectively.

In order to reduce interest rate risk associated with near- or medium-term issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). The fair values of unsettled IRPAs held at September 30, 2015 were losses of$7.0 million. A 50 basis point decline in interest rates would result in an approximate $23.5 million decline in the fair values of our IRPAs at September 30, 2015. There were no unsettled IRPAs outstanding at September 30, 2014.

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

Impairment of Goodwill. Our goodwill is the result of Gas Utility business acquisitions. We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level. A reporting unit is the operating segment, or a business one level below the operating segment (a component), if discrete financial information is prepared and regularly reviewed by segment management. Components are aggregated as a single reporting unit if they have similar economic characteristics. In accordance with GAAP, a reporting unit with goodwill is required to perform an impairment test annually or whenever events or circumstances indicate that the value of goodwill may be impaired. We are required to recognize an impairment charge under GAAP if the carrying amount of a reporting unit exceeds its fair value and the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill as determined in the same manner as goodwill is recognized in a business combination. We determine the fair value of our Gas Utility generally based on a weighting of income and market approaches. For purposes of the income approach, fair values are determined based upon the present value of the reporting unit’s estimated future cash flows, including an estimate of the reporting unit’s terminal value based upon these cash flows, discounted at appropriate risk-adjusted rates. We use our internal forecasts to estimate future cash flows which may include estimates of long-term future growth rates based upon our most recent reviews of the long-term outlook for each reporting unit. Cash flow estimates used to establish fair values under our income approach involve management judgments based on a broad range of information and historical results. In addition, external economic and competitive conditions can influence future performance. For purposes of the market approach, we use valuation multiples for companies comparable to the reporting unit. The market approach requires judgment to determine the appropriate valuation multiples. Under certain circumstances, the Company may perform a qualitative approach to determine if it is not more likely than not that the carrying value of a reporting unit is greater than its fair value. As of September 30, 2015, our goodwill totaled $182.1 million. We did not record any impairments of goodwill during Fiscal 2015, Fiscal 2014 or Fiscal 2013.

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

Depreciation of Property, Plant and Equipment. We compute depreciation on UGI Utilities property, plant and equipment on a straight-line basis over the average remaining lives of its various classes of depreciable property. Changes in the estimated useful lives of property, plant and equipment could have a material effect on our results of operations. As of September 30, 2015, UGI Utilities net property, plant and equipment totaled $1,824.4 million and we recorded depreciation expense of $59.8 million during Fiscal 2015.

Regulatory Assets and Liabilities. Gas Utility and Electric Utility are subject to regulation by the PUC. In accordance with accounting guidance associated with rate-regulated entities, we record the effects of rate regulation in our financial statements as regulatory assets or regulatory liabilities. We continually assess whether the regulatory assets are probable of future recovery by evaluating the regulatory environment, recent rate orders and public statements issued by the PUC, and the status of any pending deregulation legislation. If future recovery of regulatory assets ceases to be probable, the elimination of those regulatory assets would adversely impact our results of operations and cash flows. As of September 30, 2015, our regulatory assets and regulatory liabilities totaled $304.2 million and $71.0 million, respectively. For additional information on our regulatory assets and liabilities, see Note 2 and Note 4 to Consolidated Financial Statements.

Pension Plan Assumptions. Pension plan assumptions are significant inputs to the actuarial models that measure pension benefit obligations and pension expense. The cost of providing benefits under the Pension Plan is dependent on historical information such as employee age, length of service, level of compensation and the actual rate of return on plan assets. In addition, certain assumptions relating to the future are used to determine pension expense including mortality assumptions, the discount rate applied to benefit obligations, the expected rate of return on plan assets and the rate of compensation increase, among others. In October 2014, the Society of Actuaries developed an updated set of mortality assumptions presented in its RP-2014 Mortality Tables Report. During Fiscal 2015, we undertook a review of our Pension Plan mortality assumptions in light of the RP-2014 Mortality Tables Report. Based upon such review, we believe that the RP-2014 Mortality Table, adjusted for UGI’s own experience and reflecting a blue-collar adjustment, with future improvements using the IRS scale BB-2D, represents the best estimate of future mortality improvement for the Pension Plan. The new mortality assumptions increased the September 30, 2015, Pension Plan PBO by less than 5%, and we expect the new mortality assumptions will have the effect of increasing Pension Plan expense in Fiscal 2016 by approximately $3.5 million. Assets of the Pension Plan are held in trust and consist principally of equity and fixed income mutual funds and common stock. Changes in plan assumptions as well as fluctuations in actual equity or fixed income market returns could have a material impact on future pension costs. We believe the two most critical assumptions are (1) the expected rate of return on plan assets and (2) the discount rate. A decrease in the expected rate of return on Pension Plan assets of 50 basis points to a rate of 7.05% would result in an increase in pre-tax pension cost of approximately $2.0 million in Fiscal 2016. A decrease in the discount rate of 50 basis points to a rate of 4.10% would result in an increase in pre-tax pension cost of approximately $3.4 million in Fiscal 2016. For additional information on our Pension Plan, see Note 9 to Consolidated Financial Statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief

Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures, as of September 30, 2015, were effective at the reasonable assurance level.

(b)
Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Company’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013 Framework”).

Internal control over financial reporting refers to the process, designed under the supervision and participation of management including our Chief Executive Officer and Principal Financial Officer, to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes policies and procedures that, among other things, provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and are properly recorded to permit the preparation of reliable financial information. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changing conditions, or the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2015, based on the COSO 2013 Framework. Ernst & Young LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015, as stated in their report, which appears herein.

(c)
During the most recent fiscal quarter, no change in the Company’s internal control over financial reporting occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III:

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by Ernst & Young LLP, the Company’s independent registered public accounting firm in Fiscal 2015, and PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm in Fiscal 2014, were as follows:

	2015	2014
Audit Fees	$840,850	$1,070,189
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees for Services Provided	$840,850	$1,070,189

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
Included under Item 8 are the following financial statements and supplementary data:
Report of Independent Registered Public Accounting Firm (on Internal Control over Financial Reporting) - Ernst & Young LLP
Report of Independent Registered Public Accounting Firm (on Consolidated Financial Statements and Schedule) - Ernst & Young LLP
Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
Consolidated Balance Sheets as of September 30, 2015 and 2014
Consolidated Statements of Income for the fiscal years ended September 30, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the years ended September 30, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2015, 2014 and 2013
Consolidated Statements of Stockholder’s Equity for the fiscal years ended September 30, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:
For the years ended September 30, 2015, 2014 and 2013
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
		Utilities	Registration Statement No. 33-77514 (4/8/94)	4(c)
4.3	Supplemental Indenture, dated as of September 15, 2006, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, successor trustee to Wachovia Bank, National Association.	Utilities	Form 8-K (9/12/06)	4.2
4.4	Form of Fixed Rate Medium-Term Note.	Utilities	Form 8-K (8/26/94)	(4)i
4.5	Form of Fixed Rate Series B Medium-Term Note.	Utilities	Form 8-K (8/1/96)	4(i)
4.6	Form of Floating Rate Series B Medium-Term Note.	Utilities	Form 8-K (8/1/96)	4(ii)
4.7	Officer’s Certificate establishing Medium-Term Notes Series.	Utilities	Form 8-K (8/26/94)	4(iv)
4.8	Form of Officer’s Certificate establishing Series B Medium-Term Notes under the Indenture.	Utilities	Form 8-K (8/1/96)	4(iv)
4.9	Form of Officers’ Certificate establishing Series C Medium-Term Notes under the Indenture.	Utilities	Form 8-K (5/21/02)	4.2
4.10	Forms of Floating Rate and Fixed Rate Series C Medium-Term Notes.	Utilities	Form 8-K (5/21/02)	4.1
4.11	Form of Note Purchase Agreement dated October 30, 2013 between the Company and the purchasers listed as signatories thereto.	Utilities	Form 8-K (10/30/13)	4.1

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006.	UGI	Form 8-K (2/27/07)	10.1
10.2**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006 - Terms and Conditions as amended and restated effective November, 2012.	UGI	Form 10-K (9/30/13)	10.2
10.3**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, effective as of January 24, 2013.	UGI	Registration Statement No. 333-186178 (1/24/2013)	99.1
10.4**	UGI Corporation 2009 Deferral Plan, as Amended and Restated effective January 24, 2014.	UGI	Form 10-Q (3/31/14)	10.5
10.5**	UGI Corporation Senior Executive Employee Severance Plan, as amended and restated as of November 16, 2012.	UGI	Form 10-Q (6/30/13)	10.1
10.6**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective November 22, 2013.	UGI	Form 10-Q (3/31/14)	10.3
10.7**	UGI Corporation 2009 Supplemental Executive Retirement Plan for New Employees, as Amended and Restated effective November 22, 2013.	UGI	Form 10-Q (3/31/14)	10.4
10.8**	UGI Utilities, Inc. Senior Executive Employee Severance Plan, as amended and restated as of November 16, 2012.	Utilities	Form 10-Q (6/30/13)	10.1
10.9**	UGI Utilities, Inc. Executive Annual Bonus Plan, effective as of October 1, 2006, as amended as of November 16, 2012.	Utilities	Form 10-Q (3/31/13)	10.2
10.10**	UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI Employees, dated January 1, 2015.	UGI	Form 10-Q (3/31/15)	10.9
10.11**	UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI Utilities Employees, dated January 1, 2015.	Utilities	Form 10-Q (3/31/15)	10.2

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.12**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, Performance Unit Grant Letter for UGI Employees, dated January 1, 2015.	UGI	Form 10-Q (3/31/15)	10.1
10.13**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, Performance Unit Grant Letter for UGI Utilities Employees, dated January 1, 2015.	Utilities	Form 10-Q (3/31/15)	10.1
10.14**	UGI Corporation Executive Annual Bonus Plan effective as of October 1, 2006, as amended November 16, 2012.	UGI	Form 10-Q (3/31/13)	10.14
10.15	FSS Service Agreement No. 79028 effective as of December 1, 2014 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.	Utilities	Form 10-K (9/30/14)	10.16
10.16	SST Service Agreement No. 79133 effective as of December 1, 2014 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.	Utilities	Form 10-K (9/30/14)	10.19
10.17
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
		Utilities	Form 8-K (3/27/15)	10.1
*10.18	Gas Supply and Delivery Service Agreement between UGI Energy Services, LLC and UGI Penn Natural Gas, Inc., effective November 1, 2015.

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

*12.1	Computation of Ratio of Earnings to Fixed Charges.
14	Code of Ethics for principal executive, financial and accounting officers.	UGI	Form 10-K (9/30/03)	14
*23.1	Consent of Ernst & Young LLP.
*23.2	Consent of PricewaterhouseCoopers LLP.
*31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2
Certification by the Principal Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32
Certification by the Chief Executive Officer and the Principal Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2015, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Labels Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	As required by Item 15(a)(3), this exhibit is identified as a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UGI UTILITIES, INC.
Date:	November 25, 2015	By:	/s/ Kirk R. Oliver
Kirk R. Oliver
Vice President - Financial Strategy (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 25, 2015 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title
/s/ Robert F. Beard	President and Chief Executive Officer (Principal Executive
Robert F. Beard	Officer) and Director

/s/ Kirk R. Oliver	Vice President — Financial Strategy (Principal Financial Officer)
Kirk R. Oliver

/s/ Ann P. Kelly	Controller (Principal Accounting Officer)
Ann P. Kelly

/s/ Lon R. Greenberg	Chairman and Director
Lon R. Greenberg

/s/ John L. Walsh	Vice Chairman and Director
John L. Walsh

/s/ M. Shawn Bort	Director
M. Shawn Bort

/s/ Richard W. Gochnauer	Director
Richard W. Gochnauer

/s/ Frank S. Hermance	Director
Frank S. Hermance

/s/ Ernest E. Jones	Director
Ernest E. Jones

/s/ Anne Pol	Director
Anne Pol

/s/ Marvin O. Schlanger	Director
Marvin O. Schlanger

/s/ James B. Stallings, Jr.	Director
James B. Stallings, Jr.

/s/ Roger B. Vincent	Director
Roger B. Vincent

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:
No annual report or proxy material was sent to security holders in Fiscal 2015.

UGI UTILITIES, INC.
FINANCIAL INFORMATION
FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
YEAR ENDED SEPTEMBER 30, 2015

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of UGI Utilities, Inc.

We have audited UGI Utilities, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). UGI Utilities, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, UGI Utilities, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of UGI Utilities, Inc. and subsidiaries as of September 30, 2015, and the related consolidated statements of income, comprehensive income, stockholder’s equity, and cash flows for the year then ended and our report dated November 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 25, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of UGI Utilities, Inc.

We have audited the accompanying consolidated balance sheet of UGI Utilities, Inc. and subsidiaries as of September 30, 2015, and the related consolidated statements of income, comprehensive income, stockholder’s equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended September 30, 2015 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UGI Utilities, Inc. and subsidiaries at September 30, 2015, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), UGI Utilities Inc.’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 25, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of UGI Utilities, Inc.:

In our opinion, the consolidated balance sheet as of September 30, 2014 and the related consolidated statements of income, of comprehensive income, of stockholder’s in equity and of cash flows for each of the two years in the period ended September 30, 2014 present fairly, in all material respects, the financial position of UGI Utilities, Inc. and its subsidiaries at September 30, 2014, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended September 30, 2014 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 28, 2014

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$3,099	$12,401
Restricted cash	6,602	3,592
Accounts receivable (less allowances for doubtful accounts of $5,599 and $6,992, respectively)	55,659	65,080
Accounts receivable — related parties	1,271	2,865
Accrued utility revenues	12,051	14,330
Inventories	51,716	95,219
Deferred income taxes	24,694	1,492
Income taxes receivable	10,026	—
Regulatory assets	4,105	13,159
Derivative instruments	934	1,028
Prepaid expenses	9,701	8,788
Other current assets	14,202	9,747
Total current assets	194,060	227,701
Property, plant and equipment	2,753,499	2,568,552
Less accumulated depreciation and amortization	(929,130)	(886,268)
Net property, plant and equipment	1,824,369	1,682,284
Goodwill	182,145	182,145
Regulatory assets	300,103	255,007
Other assets	7,501	7,506
Total assets	$2,508,178	$2,354,643
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$247,000	$20,000
Short-term borrowings	71,700	86,300
Accounts payable — trade	58,135	58,453
Accounts payable — related parties	4,430	11,761
Employee compensation and benefits accrued	14,286	14,647
Interest accrued	8,553	8,908
Customer deposits and advances	41,646	40,401
Derivative instruments	12,591	1,632
Regulatory liability - deferred fuel and power refunds	36,638	306
Other current liabilities	38,780	35,074
Total current liabilities	533,759	277,482
Long-term debt	375,000	622,000
Deferred income taxes	512,497	461,461
Deferred investment tax credits	3,597	3,933
Pension and other postretirement benefit obligations	135,003	98,363
Other noncurrent liabilities	57,702	51,567
Total liabilities	1,617,558	1,514,806
Commitments and contingencies (Note 12)
Common stockholder’s equity:
Common Stock, $2.25 par value (authorized — 40,000,000 shares; issued and outstanding — 26,781,785 shares)	60,259	60,259
Additional paid-in capital	471,904	471,071
Retained earnings	372,143	316,688
Accumulated other comprehensive loss	(13,686)	(8,181)
Total common stockholder’s equity	890,620	839,837
Total liabilities and stockholder’s equity	$2,508,178	$2,354,643
See accompanying Notes to Consolidated Financial Statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)

	Year Ended September 30,
	2015	2014	2013
Revenues	$1,041,581	$1,086,889	$940,712
Costs and expenses:
Cost of sales — gas, fuel and purchased power (excluding depreciation shown below)	510,784	562,942	465,996
Operating and administrative expenses	206,319	195,408	188,266
Operating and administrative expenses — related parties	11,956	10,671	8,366
Taxes other than income taxes	16,134	16,608	16,877
Depreciation	59,841	55,776	52,298
Amortization	3,749	3,443	3,418
Other income, net	(8,869)	(4,359)	(4,828)
	799,914	840,489	730,393
Operating income	241,667	246,400	210,319
Interest expense	41,128	38,471	39,309
Income before income taxes	200,539	207,929	171,010
Income taxes	79,484	83,823	68,912
Net income	$121,055	$124,106	$102,098
See accompanying Notes to Consolidated Financial Statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)

	Year Ended September 30,
	2015	2014	2013
Net income	$121,055	$124,106	$102,098
Net (losses) gains on derivative instruments (net of tax of $2,911, $0 and $(10,746), respectively)	(4,105)	—	15,153
Reclassifications of net losses on derivative instruments (net of tax of $(1,109), $(1,112) and $(334), respectively)	1,565	1,567	471
Benefit plans (net of tax of $2,469, $1,002 and $(3,325), respectively)	(3,482)	(1,413)	4,689
Reclassifications of benefit plans actuarial losses and prior service costs (net of tax of $(367), $(274) and $(555), respectively)	517	385	784
Other comprehensive (loss) income	(5,505)	539	21,097
Comprehensive income	$115,550	$124,645	$123,195
See accompanying Notes to Consolidated Financial Statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended September 30,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$121,055	$124,106	$102,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,590	59,219	55,716
Deferred income taxes, net	29,356	33,588	35,281
Pension contributions, net of pension expense	(1,415)	(9,459)	(4,450)
Provision for uncollectible accounts	13,498	13,149	9,584
Other, net	3,228	3,998	(1,560)
Net change in:
Accounts receivable and accrued utility revenues	7,297	(19,718)	(16,446)
Inventories	43,503	(5,558)	(22,327)
Deferred fuel costs, net of changes in unsettled derivatives	51,778	(17,632)	9,321
Accounts payable	(7,649)	5,757	7,511
Other current assets	(9,723)	362	13,598
Other current liabilities	(7,808)	864	(18,413)
Net cash provided by operating activities	306,710	188,676	169,913
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(203,192)	(164,180)	(151,090)
Net costs of property, plant and equipment disposals	(10,443)	(8,214)	(4,925)
Increase in restricted cash	(3,010)	(411)	(3,181)
Net cash used by investing activities	(216,645)	(172,805)	(159,196)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(65,600)	(77,395)	(58,975)
Increase in short-term borrowings	(14,600)	68,800	8,300
Issuances of long-term debt	—	174,445	175,000
Repayments of long-term debt	(20,000)	(175,000)	(133,000)
Excess tax benefits from equity-based payment arrangements	833	973	1,406
Net cash used by financing activities	(99,367)	(8,177)	(7,269)
Cash and cash equivalents (decrease) increase	$(9,302)	$7,694	$3,448
CASH AND CASH EQUIVALENTS:
End of year	$3,099	$12,401	$4,707
Beginning of year	12,401	4,707	1,259
(Decrease) increase	$(9,302)	$7,694	$3,448
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$38,405	$34,781	$49,460
Income taxes	$54,427	$54,293	$18,376
See accompanying Notes to Consolidated Financial Statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(Thousands of dollars)

	Year Ended September 30,
	2015	2014	2013
Common stock, without par value
Balance, beginning of year	$60,259	$60,259	$60,259
Balance, end of year	$60,259	$60,259	$60,259

Retained earnings
Balance, beginning of year	$316,688	$269,977	$229,379
Net income	121,055	124,106	102,098
Cash dividends — Common Stock	(65,600)	(77,395)	(58,975)
Dividends of net assets	—	—	(2,525)
Balance, end of year	$372,143	$316,688	$269,977

Additional paid-in capital
Balance, beginning of year	$471,071	$470,098	$468,692
Excess tax benefits on equity-based compensation	833	973	1,406
Balance, end of year	$471,904	$471,071	$470,098

Accumulated other comprehensive income (loss)
Balance, beginning of year	$(8,181)	$(8,720)	$(29,817)
Net (losses) gains on derivative instruments	(4,105)	—	15,153
Reclassifications of net losses on derivative instruments	1,565	1,567	471
Benefit plans, principally actuarial (losses) gains	(3,482)	(1,413)	4,689
Reclassifications of benefit plans actuarial losses and prior service costs	517	385	784
Balance, end of year	$(13,686)	$(8,181)	$(8,720)

Total UGI Utilities, Inc. stockholder’s equity	$890,620	$839,837	$791,614
See accompanying Notes to Consolidated Financial Statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)
1. NATURE OF OPERATIONS
UGI Utilities, Inc. (“UGI Utilities”), a wholly owned subsidiary of UGI Corporation (“UGI”), and UGI Utilities’ wholly owned subsidiaries UGI Penn Natural Gas, Inc. (“PNG”) and UGI Central Penn Gas, Inc. (“CPG”), own and operate natural gas distribution utilities in eastern, northeastern and central Pennsylvania and in a portion of one Maryland county. UGI Utilities also owns and operates an electric distribution utility in northeastern Pennsylvania (“Electric Utility”). UGI Utilities’ natural gas distribution utility is referred to as “UGI Gas.” UGI Gas, PNG and CPG are collectively referred to as “Gas Utility.” Gas Utility is subject to regulation by the Pennsylvania Public Utility Commission (“PUC”) and, with respect to a small service territory in one Maryland county, the Maryland Public Service Commission, and Electric Utility is subject to regulation by the PUC. Gas Utility and Electric Utility are collectively referred to as “Utilities.” Prior to June 1, 2015, PNG also had a heating, ventilation and air-conditioning service business (“UGI Penn HVAC Services, Inc.”) which operated principally in the PNG service territory (“HVAC Business”). The assets of the HVAC business principally comprising customer contracts were sold on June 1, 2015. The sale did not have a material impact on the consolidated financial statements.
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
Derivative Instruments
Derivative instruments are reported in the Consolidated Balance Sheets at their fair values, unless the derivative instruments qualify for the normal purchase and normal sale (“NPNS”) exception under GAAP and such exception has been elected. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is subject to regulatory ratemaking mechanisms or is designated and qualifies for hedge accounting.
Gains and losses on substantially all of the derivative instruments used by Gas Utility and Electric Utility to hedge commodity prices are included in regulatory assets and liabilities in accordance with FASB guidance regarding accounting for rate-regulated entities. Certain of our derivative instruments are designated and qualify as cash flow hedges. For cash flow hedges, changes in the fair value of the derivative financial instruments are recorded in accumulated other comprehensive income (“AOCI”), to the extent effective at offsetting changes in the hedged item, until earnings are affected by the hedged item. We discontinue cash flow hedge accounting if the occurrence of the forecasted transaction is determined to be no longer probable. Hedge accounting is also discontinued for derivatives that cease to be highly effective. Certain other commodity derivative financial instruments, although generally effective as hedges, do not qualify for hedge accounting treatment. Changes in the fair values of these derivative instruments are reflected in net income. Cash flows from derivative financial instruments are included in cash flows from operating activities.
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
We present revenue-related taxes collected on behalf of customers and remitted to taxing authorities, principally sales and use taxes, on a net basis. Electric Utility gross receipts taxes are included in total revenues in accordance with regulatory practice.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

Accounts Receivable
Accounts receivable are reported on the Consolidated Balance Sheets at the gross outstanding amount adjusted for an allowance for doubtful accounts. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. Provisions for uncollectible accounts are established based upon our collection experience and the assessment of the collectability of specific amounts. Accounts receivable are written off in the period in which the receivable is deemed uncollectible.
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
Inventories
At September 30, 2015, our inventories are stated at the lower of cost or net realizable value and, prior to September 30, 2015, the lower of cost or market. We determine cost using an average cost method for substantially all of our inventory. During the fourth quarter of Fiscal 2015, the Company adopted new accounting guidance regarding the measurement of inventory which simplified the determination of market value. The adoption of the new guidance did not impact the valuation of our inventories (see Note 3).
Property, Plant and Equipment and Related Depreciation
We record property, plant and equipment at original cost. The amounts assigned to property, plant and equipment of acquired businesses are based upon estimated fair value at date of acquisition.
We record depreciation expense for Utilities’ plant and equipment on a straight-line basis over the estimated average remaining lives of the various classes of its depreciable property. The composite annual rate for depreciable property at our Gas Utility was 2.2% in Fiscal 2015, 2.3% in Fiscal 2014 and 2.3% in Fiscal 2013. The composite annual rate for depreciable property at our Electric Utility was 2.5% in Fiscal 2015, 2.5% in Fiscal 2014 and 2.4% in Fiscal 2013. When Utilities retires depreciable utility plant and equipment, we charge the original cost to accumulated depreciation for financial accounting purposes. Costs incurred to retire utility plant and equipment, net of salvage, are recorded in regulatory assets and amortized over 5 years, consistent with the recovery period approved by the PUC.

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
Goodwill
Our goodwill is the result of Gas Utility business acquisitions. We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level. A reporting unit is the operating segment, or a business one level below the operating segment (a component) if discrete financial information is prepared and regularly reviewed by segment management. Components are aggregated as a single reporting unit if they have similar economic characteristics. In accordance with GAAP, a reporting unit with goodwill is required to perform an impairment test annually or whenever events or circumstances indicate that the value of goodwill may be impaired. We are required to recognize an impairment charge under GAAP if the carrying amount of a reporting unit exceeds its fair value and the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. We determine the fair value of our Gas Utility generally based on a weighting of income and market approaches. For purposes of the income approach, fair value is determined based upon the present value of the reporting unit’s estimated future cash flows, including an estimate of the reporting unit’s terminal value based upon these cash flows, discounted at appropriate risk-adjusted rates. We use our internal forecasts to estimate future cash flows which may include estimates of long-term future growth rates based upon our most recent reviews of the long-term outlook for the reporting unit. Cash flow estimates used to establish fair values under our income approach involve management judgments based on a broad range of information and historical results. In addition, external economic and competitive conditions can influence future performance. For purposes of the market approach, we use valuation multiples for companies comparable to our reporting unit. The market approach requires judgment to determine the appropriate valuation multiple. Under certain circumstances, the Company may perform a qualitative approach to determine if it is more likely than not that the carrying value of a reporting unit is greater than its fair value. No provisions for goodwill impairments were recorded during Fiscal 2015, Fiscal 2014 or Fiscal 2013.
Impairment of Long-Lived Assets
We evaluate the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate recoverability based upon undiscounted future cash flows expected to be generated by such assets. No provisions for impairments were recorded during Fiscal 2015, Fiscal 2014 or Fiscal 2013.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

Environmental reserves are accrued when assessments indicate that it is probable that a liability has been incurred and an amount can reasonably be estimated. Amounts recorded as environmental liabilities on the balance sheets represent our best estimate of costs expected to be incurred or, if no best estimate can be made, the minimum liability associated with a range of expected environmental investigation and remediation costs. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. In those instances for which the amount and timing of cash payments associated with environmental investigation and cleanup are reliably determinable, we discount such liabilities to reflect the time value of money. We intend to pursue recovery of incurred costs through all appropriate means, including regulatory relief. UGI Gas is permitted to amortize as removal costs site-specific environmental investigation and remediation costs, net of related third-party payments, associated with Pennsylvania sites. UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs. CPG and PNG receive ratemaking recognition of environmental investigation and remediation costs associated with their environmental sites.  This ratemaking recognition balances the accumulated difference between historical costs and rate recoveries with an estimate of future costs associated with the sites. For further information, see Note 12.

3. ACCOUNTING CHANGES
Adoption of New Accounting Standard

Measurement of Inventory. During the fourth quarter of Fiscal 2015, the Company adopted new accounting guidance regarding the measurement of inventory. The new guidance amends existing guidance and requires inventory be measured at the lower of cost or net realizable value. Net realizable value is generally defined as estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. We applied this guidance prospectively and the adoption of this guidance did not impact our results of operations, cash flows or financial position for Fiscal 2015.
Accounting Standards Not Yet Adopted

Presentation of Deferred Taxes. In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, "Balance Sheet Classification of Deferred Taxes." This ASU amends existing guidance to require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified balance sheet. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016 (Fiscal 2018), and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual period. Additionally, the new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We have not yet selected an adoption method and are currently evaluating the impact of adopting this guidance on our consolidated financial statements.
Debt Issuance Costs. In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of a deferred charge. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. Entities will apply the new guidance retrospectively to all periods presented. The Company expects to adopt the new guidance in Fiscal 2016. The adoption of the new guidance is not expected to have a material impact on the Company’s financial statements.

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition,” and most industry-specific guidance included in the ASC. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for the Company for interim and annual periods beginning October 1, 2018 (Fiscal 2019) and allows for either full retrospective adoption or modified retrospective adoption. We have not yet selected a transition method and are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

4. REGULATORY ASSETS AND LIABILITIES AND REGULATORY MATTERS
The following regulatory assets and liabilities associated with Utilities are included in our accompanying Consolidated Balance Sheets at September 30:

	2015	2014
Regulatory assets:
Income taxes recoverable	$115,946	$110,709
Underfunded pension and postretirement plans	140,762	110,116
Environmental costs	19,983	14,616
Deferred fuel and power costs	—	11,732
Removal costs, net	21,223	16,790
Other	6,294	4,203
Total regulatory assets	$304,208	$268,166
Regulatory liabilities (a):
Postretirement benefits	$19,975	$18,594
Environmental overcollections	—	349
Deferred fuel and power refunds	36,638	306
State tax benefits — distribution system repairs	13,266	10,076
Other	1,125	3,172
Total regulatory liabilities	$71,004	$32,497

(a)	Regulatory liabilities, other than deferred fuel and power refunds, are recorded in other current and noncurrent liabilities in the Consolidated Balance Sheets.
Income taxes recoverable. This regulatory asset is the result of recording deferred tax liabilities pertaining to temporary tax differences principally as a result of the pass through to ratepayers of the tax benefit on accelerated tax depreciation for state income tax purposes, and the flow through of accelerated tax depreciation for federal income tax purposes for certain years prior to 1981. These deferred taxes have been reduced by deferred tax assets pertaining to utility deferred investment tax credits. Utilities has recorded regulatory income tax assets related to these deferred tax liabilities representing future revenues recoverable through the ratemaking process over the average remaining depreciable lives of the associated property ranging from 1 to approximately 65 years.
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
Environmental costs. Environmental costs represent amounts actually spent by UGI Gas to clean up sites in Pennsylvania as well as the portion of estimated probable future environmental remediation and investigation costs principally at manufactured gas plant (“MGP”) sites that CPG and PNG expect to incur in conjunction with remediation consent orders and agreements with the Pennsylvania Department of Environmental Protection (see Note 12). Consistent with prior ratemaking treatment, UGI Gas anticipates it will recover in rates, through future base rate proceedings, a five-year average of prudently incurred remediation costs at Pennsylvania sites and UGI Gas is currently amortizing such costs over a five-year period. PNG and CPG are currently recovering and expect to continue to recover environmental remediation and investigation costs in base rate revenues. At September 30, 2015, the period over which PNG and CPG expect to recover these costs will depend upon future remediation activity.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel costs or refunds. Net unrealized losses on such contracts at September 30, 2015 and 2014, were $3,262 and $1,363, respectively.

Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. Prior to March 1, 2015, we did not designate these purchase contracts as NPNS under GAAP. Therefore, we recognized the fair value of these contracts on the balance sheet with an associated adjustment to regulatory assets or liabilities because Electric Utility is entitled to fully recover its prudently incurred DS costs. At September 30, 2015 and 2014, the fair values of Electric Utility’s electricity supply contracts were (losses) gains of $(533) and $345, respectively. These amounts are reflected in current and noncurrent derivative assets and current and noncurrent derivative liabilities on the Consolidated Balance Sheets with equal and offsetting amounts reflected in deferred fuel and power costs and refunds in the table above. Effective with Electric Utility forward electricity purchase contracts entered into beginning March 1, 2015, Electric Utility has elected the NPNS exception under GAAP and, as a result, the fair values of such contracts are not recognized on the balance sheet (see Note 14).

In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains financial transmission rights (“FTRs”). FTRs are derivative instruments that entitle the holder to receive compensation for electricity transmission congestion charges when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its DS costs, realized and unrealized gains or losses on FTRs are included in deferred fuel and power costs or deferred fuel and power refunds. Unrealized gains or losses on FTRs at September 30, 2015 and 2014, were not material.

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
Other. Other regulatory assets and liabilities comprise a number of items including, among others, deferred postretirement costs, deferred asset retirement costs, deferred rate case expenses and customer choice implementation costs. At September 30, 2015, UGI Utilities expects to recover these costs over periods of approximately 1 to 20 years.
UGI Utilities does not recover a rate of return on its regulatory assets.
Other Regulatory Matters

Distribution System Improvement Charge. On April 14, 2012, legislation became effective enabling gas and electric utilities in Pennsylvania, under certain circumstances, to recover the cost of eligible capital investment in distribution system infrastructure improvement projects between base rate cases. The charge enabled by the legislation is known as a distribution system improvement charge (“DSIC”). The primary benefit to a company from a DSIC charge is the elimination of regulatory lag, or delayed rate recognition, that occurs under traditional ratemaking relating to qualifying capital expenditures. To be eligible for a DSIC, a utility must have filed a general rate filing within five years of its petition seeking permission to include a DSIC in its tariff, and not exceed certain earnings tests. Absent PUC permission, the DSIC is capped at five percent of the amount billed to customers. PNG

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

and CPG received PUC approval on a DSIC tariff, initially set at zero, in 2014, while UGI Gas has not had a general rate filing within the required time period to be eligible. Beginning on April 1, 2015, PNG was able to begin charging a DSIC at a rate other than zero. The impact of the DSIC charge at PNG did not have a material effect on Gas Utility results of operations.

5. INVENTORIES
Inventories comprise the following at September 30:

	2015	2014
Gas Utility natural gas	$37,510	$82,664
Materials, supplies and other	14,206	12,555
Total inventories	$51,716	$95,219
At September 30, 2015, UGI Utilities is a party to three principal storage contract administrative agreements (“SCAAs”) having terms of three years. Two of the SCAAs are with Energy Services, LLC (“Energy Services”), a second-tier, wholly owned subsidiary of UGI (see Note 18), and one of the SCAAs is with a non-affiliate. Pursuant to SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the terms of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished), for which UGI Utilities has the rights), are included in the caption “Gas Utility natural gas” in the table above.
The carrying value of gas storage inventories released under the SCAAs at September 30, 2015 and 2014, comprising 9.0 billion cubic feet (“bcf”) and 11.6 bcf of natural gas, were $22,694 and $49,897, respectively. At September 30, 2015 and 2014, UGI Utilities held a total of $17,700 and $17,600, respectively, of security deposits received from its SCAA counterparties. These amounts are included in other current liabilities on the Consolidated Balance Sheets. Effective November 1, 2015, UGI Utilities entered into a new SCAA with Energy Services which has a term of three years.
For additional information related to the SCAAs with Energy Services, see Note 18.
6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprise the following categories at September 30:

	2015	2014
Distribution	$2,458,080	$2,294,590
Transmission	90,036	88,199
General and other, including construction in process	205,383	185,763
Total property, plant and equipment	$2,753,499	$2,568,552

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

7. DEBT
Long-term debt comprises the following at September 30:

	2015	2014

Senior Notes:
5.75%, due September 2016	$175,000	$175,000
4.98%, due March 2044	175,000	175,000
6.21%, due September 2036	100,000	100,000
Medium-Term Notes:
5.16%, due May 2015	—	20,000
7.37%, due October 2015	22,000	22,000
5.64%, due December 2015	50,000	50,000
6.17%, due June 2017	20,000	20,000
7.25%, due November 2017	20,000	20,000
5.67%, due January 2018	20,000	20,000
6.50%, due August 2033	20,000	20,000
6.13%, due October 2034	20,000	20,000
Total long-term debt	622,000	642,000
Less: current maturities	(247,000)	(20,000)
Total long-term debt due after one year	$375,000	$622,000
Principal payments on long-term debt during the next five fiscal years is as follows: $247,000 is due in Fiscal 2016; $20,000 is due in Fiscal 2017; $40,000 is due in Fiscal 2018; $0 is due in Fiscal 2019; and $0 is due in Fiscal 2020.
In March 2014, UGI Utilities issued in a private placement $175,000 of 4.98% Senior Notes due March 2044 (“4.98% Senior Notes”). The 4.98% Senior Notes were issued pursuant to a Note Purchase Agreement dated October 30, 2013, between UGI Utilities and certain note purchasers. The 4.98% Senior Notes are unsecured and rank equally with UGI Utilities’ existing outstanding senior debt. The net proceeds from the sale of the 4.98% Senior Notes were used to repay $175,000 of borrowings under UGI Utilities’ then-existing 364-day Term Loan Credit Agreement.
In March 2015, UGI Utilities entered into an unsecured credit agreement (the “Credit Agreement”) with a group of banks providing for borrowings of up to $300,000 (including a $100,000 sublimit for letters of credit) which expires in March 2020. Concurrently, with entering into the Credit Agreement, UGI Utilities terminated its then-existing $300,000 revolving credit agreement dated as of May 25, 2011. Under the Credit Agreement, UGI Utilities may borrow at various prevailing market interest rates, including LIBOR and the banks’ prime rate, plus a margin. The margin on such borrowings ranges from 0.0% to 1.75% and is based upon the credit ratings of certain indebtedness of UGI Utilities. UGI Utilities had borrowings outstanding under the credit agreements, which we classify as short-term borrowings on the Consolidated Balance Sheets, totaling $71,700 and $86,300 at September 30, 2015 and 2014, respectively. The weighted-average interest rates on the credit agreement borrowings at September 30, 2015 and 2014 were 1.07% and 1.03%, respectively. Issued and outstanding letters of credit, which reduce available borrowings under the credit agreements, totaled $2,000 at September 30, 2015 and 2014, respectively.

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

The UGI Utilities Credit Agreement requires UGI Utilities not to exceed a ratio of Consolidated Debt to Consolidated Total Capital, as defined.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

8. INCOME TAXES
The provisions for income taxes consist of the following:

	2015	2014	2013
Current expense:
Federal	$34,990	$38,786	$21,807
State	15,138	11,449	11,824
Total current expense	50,128	50,235	33,631
Deferred expense (benefit):
Federal	28,877	29,208	33,349
State	815	4,717	2,274
Investment tax credit amortization	(336)	(337)	(342)
Total income tax expense	$79,484	$83,823	$68,912
A reconciliation from the U.S. federal statutory tax rate to our effective tax rate is as follows:

	2015	2014	2013
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Difference in tax rate due to:
State income taxes, net of federal	5.1	5.1	5.4
Other, net	(0.5)	0.2	(0.1)
Effective tax rate	39.6%	40.3%	40.3%

Pennsylvania utility ratemaking practice permits the flow through to ratepayers of state tax benefits resulting from accelerated tax depreciation. For Fiscal 2015, Fiscal 2014 and Fiscal 2013, the beneficial effects of state tax flow through of accelerated depreciation reduced tax expense by $1,539, $1,976 and $1,538, respectively.
Deferred tax liabilities (assets) comprise the following at September 30:

	2015	2014
Excess book basis over tax basis of property, plant and equipment	$431,480	$392,839
Goodwill	40,552	36,034
Regulatory assets	117,420	109,953
Other	2,573	1,349
Gross deferred tax liabilities	592,025	540,175
Pension plan liabilities	(54,444)	(40,461)
Allowance for doubtful accounts	(2,809)	(2,903)
Deferred investment tax credits	(1,493)	(1,632)
Employee-related expenses	(5,637)	(5,630)
Regulatory liabilities	(23,958)	(14,836)
Environmental liabilities	(6,014)	(4,389)
Derivative financial instruments	(3,501)	(6,224)
Other	(6,367)	(4,131)
Gross deferred tax assets	(104,223)	(80,206)
Net deferred tax liabilities	$487,802	$459,969
We join with UGI and its subsidiaries in filing a consolidated federal income tax return. We are charged or credited for our share of current taxes resulting from the effects of our transactions in the UGI consolidated federal income tax return including giving effect to intercompany transactions. UGI’s federal income tax returns are settled through the tax year 2011.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

We file separate company income tax returns in various other states but are subject to state income tax principally in Pennsylvania. Pennsylvania income tax returns are generally subject to examination for a period of three years after the filing of the respective returns.
During Fiscal 2015, Fiscal 2014 and Fiscal 2013, interest expense of $0, $38 and $0, respectively, was recognized in income taxes in the Consolidated Statements of Income.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2014	2013
Unrecognized tax benefits - beginning of year	$1,087	$1,048
Additions for tax positions of prior years	—	39
Settlements with tax authorities	(1,087)	—
Unrecognized tax benefits - end of year	$—	$1,087

There was no activity associated with unrecognized tax benefits during Fiscal 2015.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

The following table provides a reconciliation of the projected benefit obligations (“PBOs”) of the Pension Plan, the accumulated benefit obligations (“ABOs”) of our other postretirement benefit plans, plan assets and the funded status of the Pension Plan and other postretirement plans as of September 30, 2015 and 2014. ABO is the present value of benefits earned to date with benefits based upon current compensation levels. PBO is ABO increased to reflect future compensation.

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Change in benefit obligations:
Benefit obligations — beginning of year	$539,725	$486,468	$11,136	$10,688
Service cost	7,863	7,309	220	175
Interest cost	24,656	25,102	511	519
Actuarial loss (gain)	14,667	43,064	(835)	205
Benefits paid	(23,290)	(22,218)	(356)	(451)
Benefit obligations — end of year	$563,621	$539,725	$10,676	$11,136
Change in plan assets:
Fair value of plan assets — beginning of year	$442,465	$398,171	$12,848	$11,723
Actual gain (loss) on assets	483	47,285	(95)	1,434
Employer contributions	11,131	19,227	126	142
Benefits paid	(23,290)	(22,218)	(356)	(451)
Fair value of plan assets — end of year	$430,789	$442,465	$12,523	$12,848
Funded status of the plans — end of year	$(132,832)	$(97,260)	$1,847	$1,712
Assets (liabilities) recorded in the balance sheet:
Assets in excess of liabilities — included in other noncurrent assets	$—	$—	$4,011	$3,971
Unfunded liabilities — included in other current liabilities	—	(1,100)	—	(159)
Unfunded liabilities — included in other noncurrent liabilities	(132,832)	(96,160)	(2,164)	(2,100)
Net amount recognized	$(132,832)	$(97,260)	$1,847	$1,712
Amounts recorded in stockholder’s equity (pre-tax):
Prior service cost (credit)	$178	$189	$(48)	$(61)
Net actuarial loss (gain)	15,757	10,662	(158)	(46)
Total	$15,935	$10,851	$(206)	$(107)
Amounts recorded in regulatory assets and liabilities (pre-tax):
Prior service cost (credit)	$1,570	$1,908	$(2,890)	$(3,625)
Net actuarial loss	138,440	107,363	2,289	2,616
Total	$140,010	$109,271	$(601)	$(1,009)
In Fiscal 2016, we estimate that we will amortize approximately $10,625 of net actuarial losses, primarily associated with Pension Plan, and $350 of prior service credits from stockholder’s equity and regulatory assets.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

	Pension Benefits			Other Postretirement Benefits
Weighted-average assumptions:	2015	2014	2013	2015	2014	2013
Discount rate - benefit obligations	4.60%	4.60%	5.20%	4.70%	4.60%	5.10% - 5.40%
Discount rate - benefit cost	4.60%	5.20%	4.20%	4.60%	5.10% - 5.40%	4.10% - 4.30%
Expected return on plan assets	7.75%	7.75%	7.75%	5.00%	5.00%	5.00%
Rate of increase in salary levels	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%
The ABOs for the Pension Plan were $523,704 and $499,082 as of September 30, 2015 and 2014, respectively. Included in the end of year Pension Plan PBOs above are $57,595 at September 30, 2015, and $48,758 at September 30, 2014, relating to employees of UGI and certain of its other subsidiaries. Included in the end of year other postretirement plans ABOs above are $863 at September 30, 2015, and $887 at September 30, 2014, relating to employees of UGI and certain of its other subsidiaries.
Net periodic pension and other postretirement benefit costs relating to the Company’s employees include the following components:

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Service cost	$6,962	$6,492	$8,211	$202	$162	$205
Interest cost	22,511	22,885	20,783	479	488	557
Expected return on assets	(28,898)	(26,599)	(24,791)	(612)	(557)	(529)
Amortization of:
Prior service cost (benefit)	348	348	249	(641)	(641)	(420)
Actuarial loss	8,793	6,642	13,463	122	116	336
Net benefit cost (income)	9,716	9,768	17,915	(450)	(432)	149
Change in associated regulatory liabilities	—	—	—	3,740	3,704	3,302
Net benefit cost after change in regulatory liabilities	$9,716	$9,768	$17,915	$3,290	$3,272	$3,451
Pension Plan assets are held in trust and consist principally of publicly traded, diversified equity and fixed income mutual funds and, to a much lesser extent, smallcap common stocks and UGI Corporation Common Stock. It is our general policy to fund amounts for Pension Plan benefits equal to at least the minimum contribution required by ERISA. From time to time we may, at our discretion, contribute additional amounts. During Fiscal 2015, Fiscal 2014 and Fiscal 2013, we made contributions to the Pension Plan of $11,131, $19,227 and $22,365, respectively. The minimum required contributions in Fiscal 2016 are not expected to be material.
UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs, if any, determined under GAAP. The difference between such amount and the amounts included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. The required contribution to the VEBA during Fiscal 2016, if any, are not expected to be material.
Expected payments for pension and other postretirement welfare benefits are as follows:

	Pension Benefits	Other Postretirement Benefits
Fiscal 2016	$24,900	$701
Fiscal 2017	26,130	635
Fiscal 2018	27,392	606
Fiscal 2019	28,643	595
Fiscal 2020	29,954	581
Fiscal 2021 - 2025	168,123	2,826

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

The assumed health care cost trend rates at September 30 are as follows:

	2015	2014
Health care cost trend rate assumed for next year	7.5%	7.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%
Fiscal year that the rate reaches the ultimate trend rate	2026	2019
A one percentage point change in these assumed health care cost trend rates would not have had a material impact on Fiscal 2015 other postretirement benefit cost or the September 30, 2015, other postretirement benefit ABO.
We also sponsor unfunded and non-qualified supplemental executive retirement income plans. At September 30, 2015 and 2014, the PBOs of these plans were $2,835 and $2,866, respectively. We recorded expense for these plans of $445 in Fiscal 2015, $372 in Fiscal 2014 and $498 in Fiscal 2013.
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
The targets, target ranges and actual allocations for the Pension Plan and VEBA trust assets at September 30 are as follows:

			Target
	Actual		Asset	Permitted
Pension Plan:	2015	2014	Allocation	Range
Equity investments:
Domestic	56.2%	55.6%	52.5%	40.0% - 65.0%
International	10.2%	11.3%	12.5%	7.5% - 17.5%
Total	66.4%	66.9%	65.0%	60.0% - 70.0%
Fixed income funds & cash equivalents	33.6%	33.1%	35.0%	30.0% - 40.0%
Total	100.0%	100.0%	100.0%

			Target
	Actual		Asset	Permitted
VEBA:	2015	2014	Allocation	Range
Domestic equity investments	67.4%	67.9%	65.0%	60.0% - 70.0%
Fixed income funds & cash equivalents	32.6%	32.1%	35.0%	30.0% - 40.0%
Total	100.0%	100.0%	100.0%
Domestic equity investments include investments in large-cap mutual funds indexed to the S&P 500 and actively managed mid- and small-cap mutual funds, and a self-directed portfolio of small-cap common stocks. Investments in international equity mutual funds seek to track performance of companies primarily in developed markets. The fixed income investments comprise investments designed to match the performance and duration of the Barclays U.S. Aggregate Index. According to statute, the aggregate holdings of all qualifying employer securities may not exceed 10% of the fair value of trust assets at the time of purchase. UGI Common Stock represented 10.1% and 9.6% of Pension Plan assets at September 30, 2015 and 2014, respectively.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

The fair values of the Pension Plan and VEBA trust assets are derived from quoted market prices as substantially all of these instruments have active markets. Cash equivalents are valued at the fund’s unit net asset value as reported by the trustee. The fair values of the U.S. Pension Plan and VEBA trust assets by asset class and level within the fair value hierarchy, as described in Note 2, as of September 30, 2015 and 2014 are as follows:

	Pension Plan
	Level 1	Level 2	Level 3	Total
September 30, 2015:
Domestic equity investments:
S&P 500 Index equity mutual funds	$147,266	$—	$—	$147,266
Small and midcap equity mutual funds	40,625	—	—	40,625
Smallcap common stocks	10,727	—	—	10,727
UGI Corporation Common Stock	43,419	—	—	43,419
Total domestic equity investments	242,037	—	—	242,037
International index equity mutual funds	43,906	—	—	43,906
Fixed income investments:
Bond index mutual funds	140,776	—	—	140,776
Cash equivalents	—	4,070	—	4,070
Total fixed income investments	140,776	4,070	—	144,846
Total	$426,719	$4,070	$—	$430,789
September 30, 2014:
Equity investments:
S&P 500 Index equity mutual funds	$152,613	$—	$—	$152,613
Small and midcap equity mutual funds	41,417	—	—	41,417
Smallcap common stocks	9,325	—	—	9,325
UGI Corporation Common Stock	42,502	—	—	42,502
Total domestic equity investments	245,857	—	—	245,857
International index equity mutual funds	49,935	—	—	49,935
Fixed income investments:
Bond index mutual funds	140,949	—	—	140,949
Cash equivalents	—	5,724	—	5,724
Total fixed income investments	140,949	5,724	—	146,673
Total	$436,741	$5,724	$—	$442,465

	VEBA
	Level 1	Level 2	Level 3	Total
September 30, 2015:
S&P 500 Index equity mutual fund	$8,434	$—	$—	$8,434
Bond index mutual fund	3,832	—	—	3,832
Cash equivalents	—	257	—	257
Total	$12,266	$257	$—	$12,523
September 30, 2014:
S&P 500 Index equity mutual fund	$8,719	$—	$—	$8,719
Bond index mutual fund	3,727	—	—	3,727
Cash equivalents	—	402	—	402
Total	$12,446	$402	$—	$12,848

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
Defined Contribution Plan. We sponsor a 401(k) savings plan for eligible employees (“Utilities Savings Plan”). Generally, participants in the Utilities Savings Plan may contribute a portion of their compensation on a before-tax and after-tax basis. The Utilities Savings Plan provides for employer matching contributions. Those employees hired after December 31, 2008, who are not eligible to participate in the Pension Plan, receive employer matching contributions at a higher rate. The cost of benefits under the Utilities Savings Plan totaled $2,162 in Fiscal 2015, $1,916 in Fiscal 2014 and $1,762 in Fiscal 2013. We also sponsor a nonqualified supplemental defined contribution executive retirement plan. This plan generally provides supplemental benefits to certain executives that would otherwise be provided under retirement plans but are prohibited due to limitations imposed by the Internal Revenue Code. Costs associated with this plan were not material in Fiscal 2015, Fiscal 2014 or Fiscal 2013.

10. SERIES PREFERRED STOCK
We have 2,000,000 shares of Series Preferred Stock authorized for issuance, including both series subject to and series not subject to mandatory redemption. We had no shares of Series Preferred Stock outstanding at September 30, 2015 or 2014.

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
We use a Black-Scholes option-pricing model to estimate the fair value of UGI stock options. We use a Monte Carlo valuation approach to estimate the fair value of UGI Performance Unit awards. We recorded total net pre-tax equity-based compensation expense associated with both UGI Units and UGI stock options of $1,847 ($1,081 after-tax) during Fiscal 2015; $1,912 ($1,119 after-tax) during Fiscal 2014; and $1,078 ($631 after-tax) during Fiscal 2013.
As of September 30, 2015, there was $744 of unrecognized compensation cost related to non-vested UGI stock options that is expected to be recognized over a weighted-average period of 1.9 years. As of September 30, 2015, there was a total of $908 of unrecognized compensation expense associated with 60,583 UGI Unit awards that is expected to be recognized over a weighted

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

average period of 1.8 years. At September 30, 2015 and 2014, total liabilities of $1,182 and $1,285, respectively, associated with UGI Unit awards are reflected in other current liabilities and other noncurrent liabilities on the Consolidated Balance Sheets.
The following table summarizes UGI Unit award activity for Fiscal 2015:

	Total		Vested		Non-Vested
	Number of UGI Units	Weighted Average Grant Date Fair Value (per Unit)	Number of UGI Units	Weighted Average Grant Date Fair Value (per Unit)	Number of UGI Units	Weighted Average Grant Date Fair Value (per Unit)
September 30, 2014	84,522	$25.32	24,846	$22.52	59,676	$26.49
Granted	21,700	$38.62	1,858	$38.69	19,842	$38.61
Vested	—	$—	20,604	$22.40	(20,604)	$22.40
Forfeitures & transfers	(13,689)	$29.10	—	$—	(13,689)	$29.10
Unit awards paid	(31,950)	$20.05	(31,950)	$20.05	—	$—
September 30, 2015	60,583	$32.01	15,358	$29.46	45,225	$32.88

12. COMMITMENTS AND CONTINGENCIES
Commitments
We lease various buildings and vehicles, computer and office equipment and other facilities under operating leases. Certain of our leases contain renewal and purchase options and also contain escalation clauses. Our aggregate rental expense for such leases was $7,956 in Fiscal 2015, $6,803 in Fiscal 2014 and $6,270 in Fiscal 2013.
Minimum future payments under operating leases that have initial or remaining noncancelable terms in excess of one year for the fiscal years ending September 30 are as follows: 2016— $6,438; 2017 — $4,818; 2018 — $3,869; 2019 — $1,621; 2020 — $591; after 2020 — $448.
Gas Utility has gas supply agreements with producers and marketers with terms not exceeding 16 months. Gas Utility also has agreements for firm pipeline transportation, natural gas storage and peaking service which Gas Utility may terminate at various dates through Fiscal 2030. Gas Utility’s costs associated with transportation and storage service agreements are included in its annual PGC filings with the PUC and are recoverable through PGC rates. In addition, Gas Utility has short-term gas supply agreements which permit it to purchase certain of its gas supply needs on a firm or interruptible basis at spot-market prices.
Electric Utility purchases its electricity needs under contracts with various suppliers and on the spot market. Contracts with producers for energy needs expire at various dates through Fiscal 2016.
Future contractual cash obligations under Gas Utility and Electric Utility supply, storage and service agreements existing at September 30, 2015, for fiscal years ending September 30 are as follows: 2016 — $204,881; 2017 — $118,795; 2018 — $87,254; 2019 — $74,621; 2020 — $56,983; after 2020 — $93,596.
Contingencies
Environmental Matters
CPG is party to a Consent Order and Agreement (“CPG-COA”) with the DEP requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which manufactured gas plant (“MGP”) related facilities were operated (“CPG MGP Properties”) and to plug a minimum number of non-producing natural gas wells per year. In addition, PNG is a party to a Multi-Site Remediation Consent Order and Agreement (“PNG-COA”) with the DEP. The PNG-COA requires PNG to perform annually a specified level of activities associated with environmental investigation and remediation work at certain properties on which MGP-related facilities were operated (“PNG MGP Properties”). Under these agreements, environmental expenditures relating to the CPG MGP Properties and the PNG MGP Properties are capped at $1,800 and $1,100, respectively, in any calendar year. The CPG-COA is scheduled to terminate at the end

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

of 2018. The PNG-COA terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date in March 2004. At September 30, 2015 and 2014, our accrued liabilities for environmental investigation and remediation costs related to the CPG-COA and the PNG-COA totaled $13,758 and $10,732, respectively. We have recorded associated regulatory assets for these costs because recovery of these costs from customers is probable.
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
UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because (1) UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs and (2) CPG and PNG receive ratemaking recognition of environmental investigation and remediation costs associated with their environmental sites.  This ratemaking recognition balances the accumulated difference between historical costs and rate recoveries with an estimate of future costs associated with the sites. At September 30, 2015, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Gas was material for UGI Utilities.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

13. FAIR VALUE MEASUREMENTS
The following table presents, on a gross basis, our financial assets and liabilities including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy as described in Note 2, as of September 30, 2015 and 2014:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
September 30, 2015
Derivative instruments:
Assets:
Commodity contracts	$934	$373	$—	$1,307
Liabilities:
Commodity contracts	$(4,560)	$(1,388)	$—	$(5,948)
Interest rate contracts	$—	$(7,016)	$—	$(7,016)
September 30, 2014
Derivative instruments:
Assets:
Commodity contracts	$679	$1,018	$—	$1,697
Liabilities:
Commodity contracts	$(2,095)	$(206)	$—	$(2,301)
The fair values of our Level 1 exchange-traded commodity futures and option derivative contracts are based upon actively-quoted market prices for identical assets and liabilities. The fair values of the remainder of our derivative financial instruments, which are designated as Level 2, are generally based upon recent market transactions and related market indicators. There were no transfers between Level 1 and Level 2 during the periods presented.
Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amount and estimated fair value of our long-term debt (including current maturities) at September 30, 2015, were $622,000 and $681,415, respectively. The carrying amount and estimated fair value of our long-term debt (including current maturities) at September 30, 2014, were $642,000 and $712,815, respectively. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar types of debt (Level 2).
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
Commodity Price Risk

Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. As permitted and agreed to by the PUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses New York Mercantile Exchange (“NYMEX”) natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At September 30, 2015 and 2014, the volumes of natural gas associated with Gas Utility’s

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

unsettled NYMEX natural gas futures and option contracts totaled 18.9 million dekatherms and 16.9 million dekatherms, respectively. At September 30, 2015, the maximum period over which Gas Utility is economically hedging natural gas market price risk is 12 months. Gains and losses on natural gas futures contracts and any gains on natural gas option contracts are recorded in regulatory assets or liabilities on the Consolidated Balance Sheets because it is probable such gains or losses will be recoverable from, or refundable to, customers through the PGC recovery mechanism (see Note 4).

Electric Utility’s DS tariffs permit the recovery of all prudently incurred costs of electricity it sells to DS customers, including the cost of financial instruments used to hedge electricity costs. Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. For such contracts entered into prior to March 1, 2015, Electric Utility chose to elect the NPNS exception under GAAP, related to these derivative instruments and the fair values of these contracts are reflected in current and noncurrent derivative instrument assets and liabilities in the accompanying Consolidated Balance Sheets. Associated gains and losses on these forward contracts are recorded in regulatory assets and liabilities on the Consolidated Balance Sheets in accordance with GAAP because it is probable such gains or losses will be recoverable from, or refundable to customers through the DS mechanism (see Note 4). Effective with Electric Utility forward electricity purchase contracts entered into beginning March 1, 2015, Electric Utility has elected the NPNS exception under GAAP and, as a result, the fair values of such contracts are not recognized on the balance sheet. At September 30, 2015 and 2014, the volumes of Electric Utility’s forward electricity purchase contracts were 331.0 million kilowatt hours and 237.0 million kilowatt hours, respectively. At September 30, 2015, the maximum period over which these contracts extend is 8 months.

In order to reduce volatility associated with a substantial portion of its electricity transmission congestion costs, Electric Utility obtains FTRs through an annual allocation process. Gains and losses on Electric Utility FTRs are recorded in regulatory assets or liabilities in accordance with GAAP because it is probable such gains or losses will be recoverable from, or refundable to customers through the DS mechanism (see Note 4). At September 30, 2015 and 2014, the total volumes associated with FTRs totaled 277.1 million kilowatt hours and 232.1 million kilowatt hours, respectively. At September 30, 2015, the maximum period over which we are economically hedging electricity congestion is 8 months.

In order to reduce operating expense volatility, UGI Utilities from time to time enters into NYMEX gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in the operation of its vehicles and equipment.
Interest Rate Risk

Our long-term debt typically is issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into IRPAs. We account for interest rate protection agreements (“IRPAs”) as cash flow hedges. As of September 30, 2015, the total notional amounts of our unsettled IRPA contracts was $250,000. At September 30 2014, we had no unsettled IRPAs. Our September 30, 2015, unsettled IRPA contracts hedge forecasted interest payments expected to occur over ten- and thirty-year periods beginning in Fiscal 2016.

At September 30, 2015, the amount of net losses associated with IRPAs expected to be reclassified into earnings during the next twelve months based upon current fair values is $2,463.
Derivative Instrument Credit Risk
Our commodity exchange-traded futures contracts generally require cash deposits in margin accounts. At September 30, 2015, restricted cash in brokerage accounts totaled $6,602. At September 30, 2014, there was $3,592 of restricted cash in brokerage accounts.
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
Fair Value of Derivative Instruments
The following table presents our derivative assets and liabilities, as well as the effects of offsetting, as of September 30, 2015 and 2014:

	2015	2014
Derivative assets:
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	$1,307	$1,697
Total derivative assets - gross	1,307	1,697
Gross amounts offset in the balance sheet	(373)	(669)
Total derivative assets - net	$934	$1,028

Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	$(7,016)	$—
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(5,584)	(2,210)
Derivatives not subject to PGC and DS mechanisms:
Commodity contracts	(364)	(91)
Total derivative liabilities - gross	(12,964)	(2,301)
Gross amounts offset in the balance sheet	373	669
Total derivative liabilities - net	$(12,591)	$(1,632)

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

Effect of Derivative Instruments
The following table provides information on the effects of derivative instruments not subject to ratemaking mechanisms on the Consolidated Statements of Income and changes in AOCI for Fiscal 2015, Fiscal 2014 and Fiscal 2013:

	Gain (Loss) Recognized in AOCI			Loss Reclassified from AOCI into Income			Location of
	2015	2014	2013	2015	2014	2013	Loss Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate contracts	$(7,016)	$—	$25,898	$(2,674)	$(2,679)	$(805)	Interest expense

	Gain (Loss) Recognized in Income						Location of Gain (Loss)
	2015	2014	2013				Recognized in Income
Derivatives Not Subject to
PGC and DS Mechanisms:
Gasoline contracts	$(761)	$—	$45				Operating and administrative expenses/other income, net

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

15. ACCUMULATED OTHER COMPREHENSIVE INCOME
Other comprehensive income (loss) principally reflects losses on IRPAs qualifying as cash flow hedges and actuarial gains and losses on postretirement benefit plans, net of reclassifications to net income.
Changes in AOCI during Fiscal 2015 and Fiscal 2014 are as follows:

	Postretirement Benefit Plans	Derivative Instruments Net Losses	Total
September 30, 2013	$(5,283)	$(3,437)	$(8,720)
Reclassifications of benefit plan actuarial losses and prior service costs	385	—	385
Reclassifications of net losses on IRPAs	—	1,567	1,567
Benefit plans, principally actuarial losses	(1,413)	—	(1,413)
September 30, 2014	$(6,311)	$(1,870)	$(8,181)
Reclassifications of benefit plan actuarial losses and prior service costs	517	—	517
Reclassifications of net losses on IRPAs	—	1,565	1,565
Net losses on IRPAs	—	(4,105)	(4,105)
Benefit plans, principally actuarial losses	(3,482)	—	(3,482)
September 30, 2015	$(9,276)	$(4,410)	$(13,686)

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

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

Financial information by business segment follows:

	Total	Gas Utility	Electric Utility	Other
2015
Revenues	$1,041,581	$933,080	$107,577	$924
Cost of sales	$510,784	$448,617	$62,167	$—
Depreciation and amortization	$63,590	$58,974	$4,616	$—
Operating income	$241,667	$226,485	$14,153	$1,029
Interest expense	$41,128	$39,112	$2,016	$—
Income before income taxes	$200,539	$187,373	$12,137	$1,029
Total assets	$2,508,178	$2,362,350	$145,828	$—
Goodwill	$182,145	$182,145	$—	$—
Capital expenditures	$197,684	$189,671	$8,013	$—
2014
Revenues	$1,086,889	$977,333	$108,072	$1,484
Cost of sales	$562,942	$496,762	$66,180	$—
Depreciation and amortization	$59,219	$54,816	$4,403	$—
Operating income	$246,400	$236,219	$9,668	$513
Interest expense	$38,471	$36,602	$1,869	$—
Income before income taxes	$207,929	$199,617	$7,799	$513
Total assets	$2,354,643	$2,214,118	$140,525	$—
Goodwill	$182,145	$182,145	$—	$—
Capital expenditures	$164,180	$156,425	$7,755	$—
2013
Revenues	$940,712	$839,050	$99,986	$1,676
Cost of sales	$465,996	$407,222	$58,774	$—
Depreciation and amortization	$55,716	$51,698	$4,018	$—
Operating income	$210,319	$198,352	$11,385	$582
Interest expense	$39,309	$37,280	$2,029	$—
Income before income taxes	$171,010	$161,072	$9,356	$582
Total assets	$2,210,322	$2,068,955	$141,367	$—
Goodwill	$182,145	$182,145	$—	$—
Capital expenditures	$151,090	$144,399	$6,691	$—

17. OTHER INCOME, NET
Other income, net, comprises the following:

	2015	2014	2013
Non-tariff service income	$4,760	$2,670	$2,706
Construction service income	2,175	—	—
Sale of HVAC Business	1,065	—	—
Interest income	—	1,388	500
Other, net	869	301	1,622
Total other income, net	$8,869	$4,359	$4,828

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

18. RELATED PARTY TRANSACTIONS

UGI provides certain financial and administrative services to UGI Utilities. UGI bills UGI Utilities monthly for all direct expenses incurred by UGI on behalf of UGI Utilities and an allocated share of indirect corporate expenses incurred or paid with respect to services provided to UGI Utilities. The allocation of indirect UGI corporate expenses to UGI Utilities utilizes a weighted, three-component formula comprising revenues, operating expenses and net assets employed and considers UGI Utilities’ relative percentage of such items to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. Management believes that this allocation method is reasonable and equitable to UGI Utilities and this allocation method has been accepted by the PUC in past rate case proceedings and management audits as a reasonable method of allocating such expenses. These billed expenses are classified as operating and administrative expenses - related parties in the Consolidated Statements of Income. In addition, UGI Utilities provides limited administrative services to UGI and certain of UGI’s subsidiaries under PUC affiliated interest agreements. Amounts billed to these entities by UGI Utilities for all periods presented were not material.

UGI Utilities is a party to SCAAs with Energy Services. At September 30, 2015, UGI Utilities was a party to two SCAAs with Energy Services, both of which expired October 31, 2015, and, during the periods covered by the financial statements, was a party to other SCAAs with Energy Services. Under the SCAAs, UGI Utilities has, among other things, and subject to recall for operational purposes, released certain storage and transportation contracts to Energy Services for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon the commencement of the SCAAs, receives a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the SCAAs. UGI Utilities incurred costs associated with Energy Services’ SCAAs totaling $16,849, $38,299 and $45,843 in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. In conjunction with the SCAAs, UGI Utilities received security deposits from Energy Services. The amount of such security deposits, which are included in other current liabilities on the Consolidated Balance Sheets, was $10,700 and $10,600 at September 30, 2015 and 2014, respectively. Effective November 1, 2015, UGI Utilities entered into a new SCAA with Energy Services which has a term of three years.
UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) on its balance sheet under the caption inventories. The carrying value of these gas storage inventories at September 30, 2015 and 2014, comprising approximately 5.0 bcf and 7.7 bcf of natural gas, were $12,889 and $33,057, respectively.

UGI Utilities has gas supply and delivery service agreements with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility primarily during the heating season months of November through March. The aggregate amount of these transactions (exclusive of transactions pursuant to the SCAAs) during Fiscal 2015, Fiscal 2014 and Fiscal 2013 totaled $47,794, $35,810 and $32,526, respectively.

From time to time, the Company sells natural gas or pipeline capacity to Energy Services. During Fiscal 2015, Fiscal 2014 and Fiscal 2013, revenues associated with sales to Energy Services totaled $79,182, $109,913 and $69,087, respectively. Also from time to time, the Company purchases natural gas, pipeline capacity and electricity from Energy Services (in addition to those transactions already described above) and purchases a firm storage service from UGI Storage Company, a subsidiary of Energy Services, under one-year agreements. During Fiscal 2015, Fiscal 2014 and Fiscal 2013, such purchases totaled $85,383, $128,076 and $77,017, respectively. These transactions did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

	December 31,		March 31,		June 30,		September 30,
	2014	2013	2015	2014	2015	2014	2015	2014
Revenues	$287,306	$298,899	$500,573	$513,956	$143,490	$152,694	$110,212	$121,340
Operating income	$75,640	$85,843	$142,699	$137,954	$20,184	$19,720	$3,144	$2,883
Net income (loss)	$38,839	$45,286	$79,589	$76,110	$7,307	$6,890	$(4,680)	$(4,180)

UGI UTILITIES, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Thousands of dollars)

	Balance at beginning of year	Charged to costs and expenses	Other		Balance at end of year
September 30, 2015
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$6,992	$13,498	$(14,891)	(1)	$5,599

September 30, 2014
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$5,519	$13,149	$(11,676)	(1)	$6,992

September 30, 2013
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$3,588	$9,584	$(7,653)	(1)	$5,519

(1)	Uncollectible accounts written off, net of recoveries

S- 1

EXHIBIT INDEX

Exhibit No.	Description
10.18	Gas Supply and Delivery Service Agreement between UGI Energy Services, LLC and UGI Penn Natural Gas, Inc., effective November 1, 2015.

12.1	Computation of Ratio of Earnings to Fixed Charges

23.1	Consent of Ernst & Young LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase