Form 10-Q
period 2017-06-30
UGI UTILITIES INC
filed 2017-08-04
CIK 100548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 31, 2017, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

UGI UTILITIES, INC. AND SUBSIDIARIES

- i -

UGI UTILITIES, INC. AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	June 30, 2017	September 30, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$4,828	$2,819	$82,449
Restricted cash	2,524	583	212
Accounts receivable (less allowances for doubtful accounts of $10,050, $3,946 and $7,921, respectively)	69,246	44,692	59,301
Accounts receivable — related parties	718	398	638
Accrued utility revenues	5,924	12,753	10,099
Inventories	37,129	42,340	27,009
Prepaid income taxes	428	1,956	—
Regulatory assets	7,759	3,208	3,263
Derivative instruments	942	4,263	5,384
Prepaid expenses & other current assets	12,995	22,009	33,724
Total current assets	142,493	135,021	222,079
Property, plant and equipment, at cost (less accumulated depreciation and amortization of $1,008,121, $975,374 and $961,006, respectively)	2,174,609	2,023,541	1,945,539
Goodwill	182,145	182,145	182,145
Regulatory assets	390,988	391,933	342,037
Other assets	14,297	10,451	5,501
Total assets	$2,904,532	$2,743,091	$2,697,301
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$39,990	$19,986	$19,981
Short-term borrowings	50,000	112,500	130,000
Accounts payable	56,866	65,180	50,665
Accounts payable — related parties	7,625	3,995	5,838
Regulatory liability — deferred fuel and power refunds	12,587	22,299	34,432
Derivative instruments	1,056	310	507
Other current liabilities	129,325	109,640	113,011
Total current liabilities	297,449	333,910	354,434
Long-term debt	711,116	651,455	627,422
Deferred income taxes	614,419	550,229	545,614
Deferred investment tax credits	3,029	3,268	3,348
Pension and postretirement benefit obligations	176,393	184,516	128,932
Other noncurrent liabilities	95,108	94,976	98,652
Total liabilities	1,897,514	1,818,354	1,758,402
Commitments and contingencies (Note 7)
Common stockholder’s equity:
Common Stock, $2.25 par value (authorized — 40,000,000 shares; issued and outstanding — 26,781,785 shares)	60,259	60,259	60,259
Additional paid-in capital	473,580	473,580	473,295
Retained earnings	502,603	422,516	434,391
Accumulated other comprehensive loss	(29,424)	(31,618)	(29,046)
Total common stockholder’s equity	1,007,018	924,737	938,899
Total liabilities and stockholder’s equity	$2,904,532	$2,743,091	$2,697,301
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$146,692	$140,283	$768,045	$660,312
Costs and expenses:
Cost of sales — gas, fuel and purchased power (excluding depreciation shown below)	51,979	44,415	325,991	257,288
Operating and administrative expenses	49,031	43,254	148,132	136,406
Operating and administrative expenses — related parties	2,961	2,811	10,059	8,789
Taxes other than income taxes	3,706	3,970	12,342	12,187
Depreciation	17,364	15,877	51,351	47,850
Amortization	548	673	1,651	2,431
Other operating (income) expense, net	(6,568)	(532)	(7,796)	2,769
	119,021	110,468	541,730	467,720
Operating income	27,671	29,815	226,315	192,592
Interest expense	10,128	9,158	30,478	27,922
Income before income taxes	17,543	20,657	195,837	164,670
Income taxes	6,846	8,054	75,750	65,422
Net income	$10,697	$12,603	$120,087	$99,248
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$10,697	$12,603	$120,087	$99,248
Other comprehensive income (loss):
Net losses on derivative instruments (net of tax of $0, $0, $0, and $12,016, respectively)	—	—	—	(16,943)
Reclassifications of net losses on derivative instruments (net of tax of $(355), $(253), $(1,047), and $(782), respectively)	501	357	1,477	1,103
Benefit plans reclassifications of actuarial losses and prior service costs (net of tax of $(169), $(113), $(507), and $(340), respectively)	239	160	717	480
Other comprehensive income (loss)	740	517	2,194	(15,360)
Comprehensive income	$11,437	$13,120	$122,281	$83,888
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Nine Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$120,087	$99,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,002	50,281
Deferred income tax expense	56,285	66,136
Provision for uncollectible accounts	8,184	6,716
Settlement of interest rate protection agreements	—	(35,975)
Other, net	4,358	954
Net change in:
Accounts receivable and accrued utility revenues	(31,471)	(9,864)
Inventories	5,211	24,707
Deferred fuel and power costs, net of changes in unsettled derivatives	(12,571)	(11,587)
Accounts payable	2,775	(6,062)
Other current assets	9,014	(7,833)
Other current liabilities	21,727	17,763
Net cash provided by operating activities	236,601	194,484
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(201,916)	(163,967)
Net costs of property, plant and equipment disposals	(7,734)	(7,664)
(Increase) decrease in restricted cash	(1,941)	6,390
Net cash used by investing activities	(211,591)	(165,241)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of dividends	(40,000)	(37,000)
Issuances of long-term debt, net of issuance costs	99,499	99,415
Repayments of long-term debt	(20,000)	(72,000)
(Decrease) increase in short-term borrowings	(62,500)	58,300
Other	—	1,392
Net cash (used) provided by financing activities	(23,001)	50,107
Cash and cash equivalents increase	$2,009	$79,350
CASH AND CASH EQUIVALENTS
End of period	$4,828	$82,449
Beginning of period	2,819	3,099
Increase	$2,009	$79,350
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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Deferred Debt Issuance Costs. During the fourth quarter of Fiscal 2016, we adopted new accounting guidance regarding the classification of deferred debt issuance costs. Deferred debt issuance costs associated with long-term debt are reflected as a direct deduction from the carrying amount of such debt. Deferred debt issuance costs associated with line of credit facilities continue to be classified as “Other assets” on the Condensed Consolidated Balance Sheets. As a result of the retrospective application of new accounting guidance adopted, the Company has reflected $2,597 of such costs as a reduction to long-term debt, including current maturities, on the June 30, 2016, Condensed Consolidated Balance Sheet. Previously, these costs were presented within “Other assets.”

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

Goodwill Impairment. In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” Under the new accounting guidance, an entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity will perform its goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value but not to exceed the total amount of the goodwill of the reporting unit. In addition, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment, if applicable. The provisions of the new accounting guidance are required to be applied prospectively. The new accounting guidance is effective for the Company for goodwill impairment tests performed in fiscal years beginning after December 15, 2019 (Fiscal 2021). Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. The Company expects to adopt the new guidance in the fourth quarter of Fiscal 2017.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows: Restricted Cash.” This ASU provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017 (Fiscal 2019). Early adoption is permitted. The amendments in the ASU are required to be adopted on a retrospective basis. The Company is in the process of assessing the impact on its financial statements from the adoption of the new guidance and determining the period in which the new guidance will be adopted.

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

Note 4 — Inventories
Inventories comprise the following:

	June 30, 2017	September 30, 2016	June 30, 2016
Gas Utility natural gas	$21,826	$29,223	$13,561
Materials, supplies and other	15,303	13,117	13,448
Total inventories	$37,129	$42,340	$27,009

At June 30, 2017, UGI Utilities was a party to five principal storage contract administrative agreements (“SCAAs”) having terms ranging from one to three years. Four of the SCAAs were with UGI Energy Services, LLC (“Energy Services”), a second-tier, wholly owned subsidiary of UGI (see Note 12) and one of the SCAAs is with a non-affiliate. Pursuant to SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the terms of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished for which UGI Utilities has the rights), are included in the caption “Gas Utility natural gas” in the table above.
The carrying values of gas storage inventories released under the SCAAs at June 30, 2017, September 30, 2016 and June 30, 2016, comprising 4.8 billion cubic feet (“bcf”), 8.1 bcf and 4.6 bcf of natural gas, were $14,146, $18,773 and $8,390, respectively. At June 30, 2017, September 30, 2016 and June 30, 2016, UGI Utilities held a total of $15,040, $19,100 and $15,100, respectively, of security deposits received from its SCAA counterparties. These amounts are included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

For additional information related to the SCAAs with Energy Services, see Note 12.

Note 5 — Regulatory Assets and Liabilities and Regulatory Matters
For a description of the Company’s regulatory assets and liabilities other than those described below, see Note 4 in the Company’s 2016 Annual Report. Other than removal costs, UGI Utilities currently does not recover a rate of return on its regulatory assets. The following regulatory assets and liabilities associated with UGI Utilities are included in the accompanying Condensed Consolidated Balance Sheets:

	June 30, 2017	September 30, 2016	June 30, 2016
Regulatory assets:
Income taxes recoverable	$122,733	$115,643	$119,604
Underfunded pension and postretirement plans	171,833	183,129	133,356
Environmental costs	61,616	59,397	60,716
Deferred fuel and power costs	7,024	151	—
Removal costs, net	29,405	27,956	22,444
Other	6,136	8,865	9,180
Total regulatory assets	$398,747	$395,141	$345,300
Regulatory liabilities:
Postretirement benefits	$16,715	$17,519	$19,671
Deferred fuel and power refunds	12,587	22,299	34,432
State tax benefits — distribution system repairs	16,662	15,086	14,604
Other	2,706	665	1,149
Total regulatory liabilities (a)	$48,670	$55,569	$69,856

(a)	Regulatory liabilities, other than deferred fuel and power refunds, are recorded in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets.

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

Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel costs or refunds. Net unrealized (losses) gains on such contracts at June 30, 2017, September 30, 2016, and June 30, 2016, were $(73), $4,263 and $5,483, respectively.

Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. At June 30, 2017, September 30, 2016, and June 30, 2016, all Electric Utility forward electricity purchase contracts were subject to the NPNS exception (see Note 10).

In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains financial transmission rights (“FTRs”). FTRs are derivative instruments that entitle the holder to receive compensation for electricity transmission congestion charges when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its DS costs, realized and unrealized gains or losses on FTRs are included in deferred fuel and power costs or deferred fuel and power refunds. Unrealized gains or losses on FTRs at June 30, 2017, September 30, 2016, and June 30, 2016, were not material.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Base Rate Filings. On January 19, 2017, PNG filed a rate request with the PUC to increase PNG’s base operating revenues for residential, commercial and industrial customers by $21,700 annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service. PNG requested that the new gas rates become effective March 20, 2017. The PUC entered an Order dated February 9, 2017, suspending the effective date for the rate increase to allow for investigation and public hearings. On June 30, 2017, all active parties supported the filing of a Joint Petition for Approval of Settlement of all issues with the PUC. Under the terms of the Joint Petition, UGI Utilities will be permitted, effective October 20, 2017, to increase PNG’s annual base distribution rates by $11,250. On July 25, 2017, the PUC administrative law judge recommended that the settlement be adopted without modification. Although the Company expects to receive the final order from the PUC approving the settlement by October 2017, the Company cannot predict the timing or the ultimate outcome of the rate case review process.

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

PNG and CPG received PUC approval on a DSIC tariff, initially set at zero, in 2014. PNG and CPG began charging a DSIC at a rate other than zero beginning on April 1, 2015 and April 1, 2016, respectively. In March 2016, PNG and CPG filed petitions seeking approval to increase the maximum allowable DSIC from 5% to 10% of billed distribution revenues. On May 10, 2017, the PUC issued a final Order to approve an increase of the maximum allowable DSIC to 7.5% of billed distribution revenues effective July 1, 2017, for PNG and CPG, pending reconsideration at the Company’s Long-term Infrastructure Improvement Plan filing in 2018.

On November 9, 2016, UGI Gas received PUC approval to establish a DSIC tariff mechanism, capped at 5% of distribution charges billed to customers, effective January 1, 2017. Revenue collected pursuant to the mechanism will be subject to refund and recoupment based on the PUC’s final resolution of certain matters set aside for hearing before an administrative law judge. UGI Gas will be permitted to recover revenue under the mechanism for the amount of DSIC-eligible plant placed into service in excess of the threshold amount of DSIC-eligible plant agreed upon in the settlement of its recent base rate case. Achievement of that threshold is not likely to occur prior to September 30, 2017.

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
Each of UGI Utilities and its subsidiaries, CPG and PNG, has entered into an agreement with the Pennsylvania Department of Environmental Protection (“DEP”) to address the remediation of former MGPs in Pennsylvania (each, a “COA”). The COAs require UGI Gas, CPG and PNG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which MGP-related facilities were previously operated (“MGP Properties”) and, in the case of CPG, to plug a minimum number of non-producing natural gas wells per year. Under these agreements, in any calendar year, required environmental expenditures relating to the MGP Properties and, with respect to CPG, the natural gas wells, are capped at $2,500, $1,800, and $1,100, for UGI Gas, CPG and PNG, respectively. The COAs for UGI Gas, CPG and PNG are scheduled to terminate at the end of 2031, 2018, and 2019, respectively, but each COA may be terminated by either party at the end of any two-year period beginning with the original effective date of such COA. At June 30, 2017, September 30, 2016 and June 30, 2016, our estimated accrued liabilities for environmental investigation and remediation costs related to the COAs for UGI Gas, CPG and PNG totaled $55,185, $55,063, and $56,006, respectively. UGI Gas, CPG, and PNG have recorded associated regulatory assets for these costs because recovery of these costs from customers is probable (see Note 5).

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

From time to time, UGI Utilities is notified of sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by UGI Utilities or owned or operated by its former subsidiaries. Such parties generally investigate the extent of environmental contamination or perform environmental remediation. Management believes that under applicable law, UGI Utilities should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by former subsidiaries of UGI Utilities if a court were to conclude that (1) the subsidiary’s separate corporate form should be disregarded, or (2) UGI Utilities should be considered to have been an operator because of its conduct with respect to its subsidiary’s MGP. At June 30, 2017, September 30, 2016 and June 30, 2016, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Utilities’ MGP sites outside of Pennsylvania was material.

Other Matters

Manor Township, Pennsylvania Natural Gas Explosion. On July 2, 2017, an explosion occurred in Manor Township, Pennsylvania which resulted in the death of a Company employee, significant injuries to two other Company employees and an employee of the local sewer authority, and significant property damage. The National Transportation Safety Board (“NTSB”), the Occupational Safety and Health Administration (“OSHA”) and the PUC are investigating the Manor Township incident. The NTSB investigative team includes representatives from the Company, the PUC, the local Fire Department and the Pipeline and Hazardous Materials Safety Administration and the Company is cooperating with the investigation. Other parties may be invited to participate by the NTSB.
While the investigation into this incident is still underway and the cause of the explosion has not been determined, the Company has received claims as a result of the explosion and may become involved in lawsuits relative to the incident. The Company maintains workers’ compensation insurance and liability insurance for personal injury, property and casualty damages and believes that third-party claims associated with the explosion, in excess of the Company’s deductible, are expected to be recovered through the Company’s insurance. Although the Company cannot predict the result of these pending or future claims, we believe that claims and expenses associated with the explosion will not have a material impact on our consolidated financial statements.
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

Net periodic pension expense and other postretirement benefit costs include the following components:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30,	2017	2016	2017	2016
Service cost	$2,023	$1,731	$62	$46
Interest cost	5,540	5,818	108	116
Expected return on assets	(7,497)	(7,167)	(164)	(149)
Amortization of:
Prior service cost (benefit)	81	87	(160)	(160)
Actuarial loss	3,706	2,393	28	24
Net benefit cost (income)	3,853	2,862	(126)	(123)
Change in associated regulatory liabilities	—	—	(123)	878
Net benefit cost (income) after change in regulatory liabilities	$3,853	$2,862	$(249)	$755

	Pension Benefits		Other Postretirement Benefits
Nine Months Ended June 30,	2017	2016	2017	2016
Service cost	$6,068	$5,195	$184	$137
Interest cost	16,618	17,453	323	349
Expected return on assets	(22,490)	(21,502)	(492)	(447)
Amortization of:
Prior service cost (benefit)	244	261	(480)	(480)
Actuarial loss	11,119	7,179	85	73
Net benefit cost (income)	11,559	8,586	(380)	(368)
Change in associated regulatory liabilities	—	—	(368)	2,632
Net benefit cost (income) after change in regulatory liabilities	$11,559	$8,586	$(748)	$2,264

Pension Plan assets are held in trust and consist principally of publicly traded, diversified equity and fixed income mutual funds and, to a much lesser extent, UGI Corporation Common Stock. It is our general policy to fund amounts for Pension Plan benefits equal to at least the minimum contribution required by ERISA. From time to time we may, at our discretion, contribute additional amounts. During the nine months ended June 30, 2017 and 2016, the Company made contributions to the Pension Plan of $8,546 and $7,402, respectively. The Company expects to make additional discretionary cash contributions of approximately $2,800 to the Pension Plan during the remainder of Fiscal 2017.

UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs, if any, determined under GAAP. The difference between such amount and the amounts included in UGI Gas’ and Electric Utility’s rates, if any, is deferred for future recovery from, or refund to, ratepayers. There were no required contributions to the VEBA during the nine months ended June 30, 2017 and 2016.

We also participate in an unfunded and non-qualified defined benefit supplemental executive retirement plan. Net benefit costs associated with this plan for all periods presented were not material.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Note 9 — Fair Value Measurements

Derivative Instruments

The following table presents on a gross basis our derivative assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy, as of June 30, 2017, September 30, 2016 and June 30, 2016:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
June 30, 2017:
Assets:
Commodity contracts	$1,062	$101	$—	$1,163
Liabilities:
Commodity contracts	$(1,157)	$(68)	$—	$(1,225)
September 30, 2016:
Assets:
Commodity contracts	$4,506	$4	$—	$4,510
Liabilities:
Commodity contracts	$(263)	$(294)	$—	$(557)
June 30, 2016:
Assets:
Commodity contracts	$5,715	$3	$—	$5,718
Liabilities:
Commodity contracts	$(341)	$(391)	$—	$(732)

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

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2). The carrying amount and estimated fair value of our long-term debt (including current maturities but excluding unamortized debt issuance costs) at June 30, 2017, September 30, 2016 and June 30, 2016 were as follows:

	June 30, 2017	September 30, 2016	June 30, 2016
Carrying amount	$755,000	$675,000	$650,000
Estimated fair value	$788,472	$770,781	$747,588

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

Commodity Price Risk

Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. As permitted and agreed to by the PUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses New York Mercantile Exchange (“NYMEX”) natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At June 30, 2017, September 30, 2016 and June 30, 2016, the volumes of natural gas associated with Gas Utility’s unsettled NYMEX natural gas futures and option contracts totaled 12.7 million dekatherms, 18.4 million dekatherms and 13.4 million dekatherms, respectively. At June 30, 2017, the maximum period over which Gas Utility is economically hedging natural gas market price risk is 15 months. Gains and losses on natural gas futures contracts and natural gas option contracts are recorded in regulatory assets or liabilities on the Condensed Consolidated Balance Sheets because it is probable such gains or losses will be recoverable from, or refundable to, customers through the PGC recovery mechanism (see Note 5).

Electric Utility’s DS tariffs permit the recovery of all prudently incurred costs of electricity it sells to DS customers, including the cost of financial instruments used to hedge electricity costs. Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. At June 30, 2017, September 30, 2016 and June 30, 2016, all Electric Utility forward electricity purchase contracts were subject to the NPNS exception.

In order to reduce volatility associated with a substantial portion of its electricity transmission congestion costs, Electric Utility obtains FTRs through an annual allocation process. Gains and losses on Electric Utility FTRs are recorded in regulatory assets or liabilities on the Condensed Consolidated Balance Sheets because it is probable such gains or losses will be recoverable from, or refundable to, customers through the DS mechanism (see Note 5). At June 30, 2017, September 30, 2016 and June 30, 2016, the total volumes associated with FTRs totaled 139.4 million kilowatt hours, 58.3 million kilowatt hours and 80.6 million kilowatt hours, respectively. At June 30, 2017, the maximum period over which we are economically hedging electricity congestion is 11 months.

In order to reduce operating expense volatility, UGI Utilities from time to time enters into NYMEX gasoline futures contracts for a portion of gasoline volumes expected to be used in the operation of its vehicles and equipment. At June 30, 2017, September 30, 2016 and June 30, 2016, the total volumes associated with gasoline futures contracts were not material.

Interest Rate Risk

Our long-term debt typically is issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). We account for IRPAs as cash flow hedges. As of June 30, 2017, September 30, 2016 and June 30, 2016, we had no unsettled IRPAs. At June 30, 2017, the amount of net losses associated with IRPAs expected to be reclassified into earnings during the next twelve months is $3,485.

Derivative Instrument Credit Risk

Our commodity exchange-traded futures contracts generally require cash deposits in margin accounts. At June 30, 2017, September 30, 2016 and June 30, 2016, restricted cash in brokerage accounts totaled $2,524, $583 and $212, respectively.

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

Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities, as well as the effects of offsetting, as of June 30, 2017, September 30, 2016 and June 30, 2016:

	June 30, 2017	September 30, 2016	June 30, 2016
Derivative assets:
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	$1,163	$4,472	$5,718
Derivatives not subject to PGC and DS mechanisms:
Commodity contracts	—	38	—
Total derivative assets — gross	1,163	4,510	5,718
Gross amounts offset in the balance sheet	(159)	(247)	(225)
Total derivative assets — net (a)	$1,004	$4,263	$5,493

Derivative liabilities:
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	$(1,204)	$(499)	$(593)
Derivatives not subject to PGC and DS mechanisms:
Commodity contracts	(21)	(58)	(139)
Total derivative liabilities — gross	(1,225)	(557)	(732)
Gross amounts offset in the balance sheet	159	247	225
Total derivative liabilities — net (a)	$(1,066)	$(310)	$(507)

(a)	Derivative assets and liabilities with maturities greater than one year are recorded in “Other assets” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Effect of Derivative Instruments

The following table provides information on the effects of derivative instruments not subject to ratemaking mechanisms on the Condensed Consolidated Statements of Income and changes in AOCI for the three and nine months ended June 30, 2017 and 2016:

	Loss Recognized in AOCI		Loss Reclassified from AOCI into Income		Location of Loss Reclassified from AOCI into Income
Three Months Ended June 30,	2017	2016	2017	2016
Cash Flow Hedges:
Interest rate contracts	$—	$—	$(856)	$(610)	Interest expense

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Three Months Ended June 30,	2017	2016
Derivatives Not Subject to PGC and DS Mechanisms:
Gasoline contracts	$(57)	$27	Operating and administrative expenses

	Loss Recognized in AOCI		Loss Reclassified from AOCI into Income		Location of Loss Reclassified from AOCI into Income
Nine Months Ended June 30,	2017	2016	2017	2016
Cash Flow Hedges:
Interest rate contracts	$—	$(28,959)	$(2,524)	$(1,885)	Interest expense

	Loss Recognized in Income		Location of Loss Recognized in Income
Nine Months Ended June 30,	2017	2016
Derivatives Not Subject to PGC and DS Mechanisms:
Gasoline contracts	$(25)	$(93)	Operating and administrative expenses

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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

Note 11 — Accumulated Other Comprehensive Income

The tables below present changes in AOCI, net of tax, during the three and nine months ended June 30, 2017 and 2016:

Three Months Ended June 30, 2017	Postretirement Benefit Plans	Derivative Instruments	Total
AOCI — March 31, 2017	$(11,356)	$(18,808)	$(30,164)
Reclassifications of benefit plan actuarial losses and prior service costs	239	—	239
Reclassifications of net losses on IRPAs	—	501	501
AOCI — June 30, 2017	$(11,117)	$(18,307)	$(29,424)

Three Months Ended June 30, 2016	Postretirement Benefit Plans	Derivative Instruments	Total
AOCI — March 31, 2016	$(8,956)	$(20,607)	$(29,563)
Reclassifications of benefit plan actuarial losses and prior service costs	160	—	160
Reclassifications of net losses on IRPAs	—	357	357
AOCI — June 30, 2016	$(8,796)	$(20,250)	$(29,046)

Nine Months Ended June 30, 2017	Postretirement Benefit Plans	Derivative Instruments	Total
AOCI — September 30, 2016	$(11,834)	$(19,784)	$(31,618)
Reclassifications of benefit plans actuarial losses and prior service costs	717	—	717
Reclassifications of net losses on IRPAs	—	1,477	1,477
AOCI — June 30, 2017	$(11,117)	$(18,307)	$(29,424)

Nine Months Ended June 30, 2016	Postretirement Benefit Plans	Derivative Instruments	Total
AOCI — September 30, 2015	$(9,276)	$(4,410)	$(13,686)
Net losses on IRPAs	—	(16,943)	(16,943)
Reclassifications of benefit plans actuarial losses and prior service costs	480	—	480
Reclassifications of net losses on IRPAs	—	1,103	1,103
AOCI — June 30, 2016	$(8,796)	$(20,250)	$(29,046)

Note 12 — Related Party Transactions

UGI provides certain financial and administrative services to UGI Utilities. UGI bills UGI Utilities monthly for all direct expenses incurred by UGI on behalf of UGI Utilities and an allocated share of indirect corporate expenses incurred or paid with respect to services provided to UGI Utilities. The allocation of indirect UGI corporate expenses to UGI Utilities utilizes a weighted, three-component formula comprising revenues, operating expenses and net assets employed and considers UGI Utilities’ relative percentage of such items to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. Management believes that this allocation method is reasonable and equitable to UGI Utilities and this allocation method has been accepted by the PUC in past rate case proceedings and management audits as a reasonable method of allocating such expenses. These billed expenses are classified as “Operating and administrative expenses — related parties” on the Condensed Consolidated Statements of Income. In addition, UGI Utilities provides limited administrative services to UGI and certain of UGI’s subsidiaries under PUC affiliated interest agreements. Amounts billed to these entities by UGI Utilities totaled $562 and $3,420 during the three and nine months ended June 30, 2017, respectively, and $1,752 and $3,904 during the three and nine months ended June 30, 2016, respectively.

From time to time, UGI Utilities is a party to SCAAs with Energy Services which have terms of up to three years. Under the SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts (subject to recall for operational purposes) to Energy Services for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

upon the commencement of the SCAAs, receives a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. UGI Utilities incurred costs associated with Energy Services’ SCAAs totaling $9,777 and $12,272 during the three and nine months ended June 30, 2017, respectively, and $4,358 and $6,387 during the three and nine months ended June 30, 2016, respectively. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the SCAAs. These payments totaled $729 and $2,027 during the three and nine months ended June 30, 2017, respectively, and $493 and $1,510 during the three and nine months ended June 30, 2016, respectively. In conjunction with the SCAAs, UGI Utilities received security deposits from Energy Services. The amounts of such security deposits, which are included in “Other current liabilities” on the Condensed Consolidated Balance Sheets, were $11,040 at June 30, 2017 and $8,100 as of September 30, 2016 and June 30, 2016.

UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) in “Inventories” on the Condensed Consolidated Balance Sheets. The carrying values of these gas storage inventories at June 30, 2017, September 30, 2016 and June 30, 2016, comprising approximately 3.6 bcf, 4.6 bcf and 2.7 bcf of natural gas, were $10,662, $11,148 and $5,100, respectively.

UGI Utilities has gas supply and delivery service agreements with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility primarily during the heating-season months of November through March. The aggregate amount of these transactions (exclusive of transactions pursuant to the SCAAs) during the three and nine months ended June 30, 2017 totaled $2,137 and $73,872, respectively. During the three and nine months ended June 30, 2016, such purchases totaled $2,138 and $61,193, respectively.

From time to time, UGI Utilities sells natural gas or pipeline capacity to Energy Services. During the three and nine months ended June 30, 2017, revenues associated with such sales to Energy Services totaled $10,554 and $43,836, respectively. During the three and nine months ended June 30, 2016, revenues associated with such sales to Energy Services totaled $4,514 and $26,134, respectively. Also from time to time, UGI Utilities purchases natural gas, pipeline capacity and electricity from Energy Services (in addition to those transactions already described above) and purchases a firm storage service from UGI Storage Company, a subsidiary of Energy Services, under one-year agreements. During the three and nine months ended June 30, 2017, such purchases totaled $14,675 and $75,783, respectively. During the three and nine months ended June 30, 2016, such purchases totaled $6,928 and $30,032, respectively.

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
Financial information by business segment follows:

		Reportable Segments
Three Months Ended June 30, 2017	Total	Gas Utility	Electric Utility
Revenues	$146,692	$127,849	$18,843
Cost of sales — gas, fuel and purchased power	$51,979	$42,180	$9,799
Depreciation and amortization	$17,912	$16,845	$1,067
Operating income	$27,671	$25,628	$2,043
Interest expense	$10,128	$9,601	$527
Income before income taxes	$17,543	$16,027	$1,516
Capital expenditures (including the effects of accruals)	$79,088	$75,836	$3,252

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars)

		Reportable Segments
Three Months Ended June 30, 2016	Total	Gas Utility	Electric Utility
Revenues	$140,283	$119,995	$20,288
Cost of sales — gas, fuel and purchased power	$44,415	$33,715	$10,700
Depreciation and amortization	$16,550	$15,339	$1,211
Operating income	$29,815	$27,116	$2,699
Interest expense	$9,158	$8,670	$488
Income before income taxes	$20,657	$18,446	$2,211
Capital expenditures (including the effects of accruals)	$56,481	$53,199	$3,282

		Reportable Segments
Nine Months Ended June 30, 2017	Total	Gas Utility	Electric Utility
Revenues	$768,045	$700,813	$67,232
Cost of sales — gas, fuel and purchased power	$325,991	$288,610	$37,381
Depreciation and amortization	$53,002	$49,378	$3,624
Operating income	$226,315	$219,700	$6,615
Interest expense	$30,478	$29,017	$1,461
Income before income taxes	$195,837	$190,683	$5,154
Capital expenditures (including the effects of accruals)	$199,701	$191,715	$7,986

As of June 30, 2017
Total assets	$2,904,532	$2,743,035	$161,497
Goodwill	$182,145	$182,145	$—

		Reportable Segments
Nine Months Ended June 30, 2016	Total	Gas Utility	Electric Utility
Revenues	$660,312	$595,025	$65,287
Cost of sales — gas, fuel and purchased power	$257,288	$221,646	$35,642
Depreciation and amortization	$50,281	$46,665	$3,616
Operating income	$192,592	$183,940	$8,652
Interest expense	$27,922	$26,583	$1,339
Income before income taxes	$164,670	$157,357	$7,313
Capital expenditures (including the effects of accruals)	$166,058	$158,472	$7,586

As of June 30, 2016
Total assets	$2,697,301	$2,531,573	$165,728
Goodwill	$182,145	$182,145	$—

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

UGI UTILITIES, INC. AND SUBSIDIARIES

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for the three months ended June 30, 2017 (“2017 three-month period”) with the three months ended June 30, 2016 (“2016 three-month period”) and the nine months ended June 30, 2017 (“2017 nine-month period”) with the nine months ended June 30, 2016 (“2016 nine-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 13 to the condensed consolidated financial statements.

2017 three-month period compared with the 2016 three-month period

Three Months Ended June 30,	2017	2016	Increase (Decrease)
(Dollars in millions)
Gas Utility:
Revenues	$127.8	$120.0	$7.8	6.5%
Total margin (a)	$85.6	$86.3	$(0.7)	(0.8)%
Operating and administrative expenses	$47.2	$41.7	$5.5	13.2%
Operating income	$25.6	$27.1	$(1.5)	(5.5)%
Income before income taxes	$16.0	$18.4	$(2.4)	(13.0)%
System throughput — billions of cubic feet (“bcf”)
Core market	8.7	10.3	(1.6)	(15.5)%
Total	46.5	43.6	2.9	6.7%
Heating degree days — % (warmer) colder than normal (b)	(21.2)%	11.9%	—	—
Electric Utility:
Revenues	$18.8	$20.3	$(1.5)	(7.4)%
Total margin (a)	$8.0	$8.5	$(0.5)	(5.9)%
Operating and administrative expenses	$4.7	$4.4	$0.3	6.8%
Operating income	$2.0	$2.7	$(0.7)	(25.9)%
Income before income taxes	$1.5	$2.2	$(0.7)	(31.8)%
Distribution sales — millions of kilowatt-hours (“gwh”)	209.5	215.7	(6.2)	(2.9)%

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.0 million and $1.1 million during the three months ended June 30, 2017 and 2016, respectively. For financial statement purposes, revenue-related taxes are included in “Taxes other than income taxes” on the Condensed Consolidated Statements of Income.

(b)
Deviation from average heating degree days for the 15-year period 2000-2014 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Temperatures in Gas Utility’s service territory during the three months ended June 30, 2017, were 21.2% warmer than normal and nearly 30% warmer than during the three months ended June 30, 2016. In particular, weather in the month of April 2017 was 43.6% warmer than in April 2016. Gas Utility core market volumes decreased 1.6 bcf (15.5%) principally reflecting the effects of the warmer 2017 three-month period weather partially offset by growth in the number of core market customers. Total Gas Utility distribution system throughput increased 2.9 billion bcf reflecting higher large firm delivery service volumes principally associated with service to a new natural gas-fired generation facility partially offset by the lower core market volumes. Gas Utility’s core market customers comprise firm- residential, commercial and industrial (“retail core-market”) customers who purchase their gas from Gas Utility and, to a lesser extent, residential and small commercial customers who purchase their gas from others. Electric Utility kilowatt-hour sales were 2.9% lower than in the prior-year period primarily reflecting the impact of the warmer spring weather on Electric Utility heating-related sales.
UGI Utilities revenues increased $6.4 million reflecting higher Gas Utility revenues ($7.8 million). The higher Gas Utility revenues principally reflect higher off-system sales revenues ($7.0 million) and higher delivery service revenues ($1.5 million). Gas Utility core market revenues were comparable to the prior year and reflect the effects of the lower core market throughput ($10.5 million) offset by higher average retail core market PGC rates ($6.1 million) and an increase in UGI Gas base rates that became effective on October 19, 2016 ($4.2 million). Because Gas Utility and Electric Utility are subject to reconcilable PGC and DS recovery mechanisms, increases or decreases in the actual cost of gas or electricity associated with customers who purchase their gas or electricity from UGI Utilities impact revenues and cost of sales but have no direct effect on total margin. UGI Utilities cost of sales was $52.0 million in the three-months ended June 30, 2017, compared with $44.4 million in the three months ended June

UGI UTILITIES, INC. AND SUBSIDIARIES

30, 2016, primarily reflecting the effects of higher average Gas Utility retail core market PGC rates ($6.1 million) and higher cost of sales associated with Gas Utility off-system sales ($7.0 million) partially offset by the lower retail core-market throughput ($4.7 million).
UGI Utilities total margin decreased $1.2 million principally reflecting lower total margin from Gas Utility core market customers ($1.6 million) and lower other margin partially offset by higher large firm delivery service total margin ($1.3 million). The decrease in Gas Utility core market margin reflects the effects of lower core market throughput ($5.8 million) partially offset by the increase in UGI Gas base rates ($4.2 million). Electric Utility total margin was lower than the prior-year three-month period reflecting the lower Electric Utility sales and lower transmission revenue.
UGI Utilities operating income decreased $2.1 million principally reflecting the decrease in total margin ($1.2 million), higher operating and administrative expenses ($5.9 million) and higher depreciation and amortization expenses ($1.4 million). These decreases in operating income were offset by a $5.8 million environmental insurance settlement. UGI Utilities 2017 three-month period operating and administrative expenses include higher customer accounts expense ($3.6 million) and, to a lesser extent, higher storage, transmission and production expenses and higher distribution system expenses. UGI Utilities income before income taxes decreased $3.1 million reflecting the decrease in UGI Utilities operating income ($2.1 million) and higher interest expense.
Interest Expense and Income Taxes

Our interest expense in the 2017 three-month period increased principally reflecting higher average long-term debt outstanding. Our effective income tax rate for the three months ended June 30, 2017 was comparable with the prior-year three-month period.

2017 nine-month period compared with the 2016 nine-month period

Nine Months Ended June 30,	2017	2016	Increase (Decrease)
(Dollars in millions)
Gas Utility:
Revenues	$700.8	$595.0	$105.8	17.8%
Total margin (a)	$412.2	$373.4	$38.8	10.4%
Operating and administrative expenses	$142.7	$132.0	$10.7	8.1%
Operating income	$219.7	$183.9	$35.8	19.5%
Income before income taxes	$190.7	$157.4	$33.3	21.2%
System throughput — billions of cubic feet (“bcf”)
Core market	65.4	61.7	3.7	6.0%
Total	194.6	165.6	29.0	17.5%
Heating degree days — % (warmer) than normal (b)	(11.3)%	(12.9)%	—	—
Electric Utility:
Revenues	$67.2	$65.3	$1.9	2.9%
Total margin (a)	$26.3	$26.2	$0.1	0.4%
Operating and administrative expenses	$15.4	$13.1	$2.3	17.6%
Operating income	$6.6	$8.7	$(2.1)	(24.1)%
Income before income taxes	$5.2	$7.3	$(2.1)	(28.8)%
Distribution sales — millions of kilowatt-hours (“gwh”)	710.5	706.0	4.5	0.6%

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $3.5 million and $3.5 million during the nine months ended June 30, 2017 and 2016, respectively. For financial statement purposes, revenue-related taxes are included in “Taxes other than income taxes” on the Condensed Consolidated Statements of Income.

(b)	Deviation from average heating degree days for the 15-year period 2000-2014 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.

Temperatures in Gas Utility’s service territory during the nine months ended June 30, 2017, were 11.3% warmer than normal but 1.5% colder than during the nine months ended June 30, 2016. Gas Utility core market volumes increased 3.7 billion (6.0%) principally reflecting the effects of the slightly colder 2017 nine-month period weather and growth in the number of core market customers. Total Gas Utility distribution system throughput increased 29.0 bcf reflecting significantly higher large firm delivery

UGI UTILITIES, INC. AND SUBSIDIARIES

service volumes principally associated with service to a new natural gas-fired generation facility and the higher core market volumes. These increases were partially offset by lower interruptible delivery service volumes. Electric Utility kilowatt-hour sales were 0.6% higher than the prior-year period, principally reflecting the impact of the slightly colder weather on Electric Utility heating-related sales.
UGI Utilities revenues increased $107.7 million reflecting a $105.8 million increase in Gas Utility revenues and slightly higher Electric Utility revenues. The higher Gas Utility revenues principally reflect an increase in core market revenues ($72.1 million), higher large firm delivery service revenues ($12.6 million) and higher off-system sales revenues ($22.1 million). The $72.1 million increase in Gas Utility core market revenues reflects the effects of the higher core market throughput ($22.6 million), higher average retail core market PGC rates ($31.7 million) and the increase in UGI Gas base rates effective October 19, 2016 ($17.8 million). The increase in Electric Utility revenues principally reflects the higher Electric Utility volumes ($0.4 million) and slightly higher average DS rates ($1.4 million). UGI Utilities cost of sales was $326.0 million in the nine months ended June 30, 2017 compared with $257.3 million in the nine months ended June 30, 2016, principally reflecting the higher Gas Utility retail core-market volumes ($11.2 million), higher average retail core market PGC rates ($31.6 million) and higher cost of sales associated with Gas Utility off-system sales ($22.1 million). In addition, the higher cost of sales reflects an increase in Electric Utility cost of sales of $1.8 million resulting from the higher volumes sold and the slightly higher DS rates.
UGI Utilities total margin increased $38.9 million principally reflecting higher total margin from Gas Utility core market customers ($29.3 million) and higher large firm delivery service total margin ($9.4 million). The increase in Gas Utility core market margin principally reflects the higher core market throughput ($11.5 million) and the increase in UGI Gas base rates effective October 19, 2016 ($17.8 million). Electric Utility total margin increased slightly principally reflecting the higher volume sales as a result of the slightly colder weather.
UGI Utilities operating income increased $33.7 million, principally reflecting the increase in total margin ($38.9 million) and higher other operating income, net ($10.6 million). The higher other operating income, net reflects a $5.8 million environmental insurance settlement, the absence of a non-recurring charge recorded in the prior-year period related to environmental matters ($2.5 million) and lower interest on PGC overcollections ($1.7 million). These increases in operating income were reduced by higher operating and administrative expenses ($13.0 million) and higher depreciation and amortization expense ($2.7 million) associated with increased capital expenditure activity. Operating and administrative expenses in the prior-year nine-month period were reduced by the capitalization of $5.4 million of development stage IT project costs that had been expensed in prior periods but qualified for capitalization during the 2016 nine-month period. The increase in UGI Utilities operating and administrative expenses in the current year also reflects higher customer accounts expense ($4.0 million) and higher employee benefits expenses ($2.6 million). UGI Utilities income before income taxes increased $31.2 million reflecting the increase in UGI Utilities operating income ($33.7 million), partially offset by slightly higher interest expense.
Interest Expense and Income Taxes

Interest expense in the 2017 nine-month period increased principally reflecting higher average long-term debt outstanding. Our effective income tax rate for the nine months ended June 30, 2017, was slightly lower than the prior-year nine-month period. The lower 2017 nine-month period effective income tax rate is due primarily to the impact of excess tax benefits on share-based payments resulting from the adoption of new accounting guidance on share-based payments effective October 1, 2016 (see Note 3 to condensed consolidated financial statements).

FINANCIAL CONDITION AND LIQUIDITY

We depend on both internal and external sources of liquidity to provide funds for working capital and to fund capital requirements. Our short-term cash requirements not met by cash from operations are generally satisfied with borrowings under credit facilities. Our cash and cash equivalents at June 30, 2017, totaled $4.8 million compared to $2.8 million at September 30, 2016.

UGI Utilities’ total debt outstanding at June 30, 2017, was $801.1 million, which includes $50.0 million of short-term borrowings, compared with total debt outstanding of $783.9 million at September 30, 2016, which includes $112.5 million of short-term borrowings. Total long-term debt outstanding at June 30, 2017, comprises $675.0 million of Senior Notes and $80.0 million of Medium-Term Notes, and is net of $3.9 million of unamortized debt issuance costs.

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

UGI UTILITIES, INC. AND SUBSIDIARIES

UGI Utilities has an unsecured revolving credit agreement (the “UGI Utilities Credit Agreement”) with a group of banks providing for borrowings up to $300 million (including a $100 million sublimit for letters of credit). Borrowings under the UGI Utilities Credit Agreement are classified as “Short-term borrowings” on the Condensed Consolidated Balance Sheets. During the 2017 and 2016 nine-month periods, average daily short-term borrowings under the UGI Utilities Credit Agreement were $74.5 million and $171.6 million, respectively, and peak short-term borrowings totaled $137.0 million and $232.0 million, respectively. At June 30, 2017, UGI Utilities’ available borrowing capacity under the UGI Utilities Credit Agreement was $248.0 million. Peak short-term borrowings typically occur during the heating-season months of December and January when UGI Utilities’ investment in working capital, principally accounts receivable, is generally greatest.

We believe that we have sufficient liquidity in the forms of cash and cash equivalents on hand, cash expected to be generated from Gas Utility and Electric Utility operations, short-term borrowings available under the UGI Utilities Credit Agreement and the ability to refinance long-term debt as it matures to meet our anticipated contractual and projected cash commitments.

Cash Flows

Operating activities. Due to the seasonal nature of UGI Utilities’ businesses, cash flows from our operating activities are generally greatest during the second and third fiscal quarters when customers pay for natural gas and electricity consumed during the peak heating-season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company’s investment in working capital, principally accounts receivable and inventories, is generally greatest. UGI Utilities uses borrowings under the UGI Utilities Credit Agreement to manage seasonal cash flow needs.

Cash provided by operating activities was $236.6 million in the 2017 nine-month period compared to $194.5 million in the prior-year period. Cash flow from operating activities before changes in operating working capital was $241.9 million in the 2017 nine-month period compared to $187.4 million recorded in the prior-year period. The higher cash flow from operations before changes in operating working capital in the 2017 nine-month period principally reflects the increase in operating results and the absence of a $36.0 million cash settlement of interest rate protection agreements recorded in the prior-year period. Changes in operating working capital used $5.3 million of operating cash flow during the 2017 nine-month period compared to $7.1 million of cash provided during the prior-year period.

Investing activities. Cash used by investing activities was $211.6 million in the 2017 nine-month period compared to $165.2 million in the 2016 nine-month period. Total cash capital expenditures were $201.9 million in the 2017 nine-month period compared with $164.0 million recorded in the prior-year period. The increase in cash capital expenditures during the 2017 nine-month period principally reflects higher information technology capital expenditures and higher expenditures associated with a pipeline expansion project. Changes in restricted cash in futures brokerage accounts used $1.9 million of cash in the 2017 nine-month period compared with $6.4 million of cash provided in the prior-year period.

Financing activities. Cash used by financing activities was $23.0 million in the 2017 nine-month period compared with cash provided by financing activities of $50.1 million during the 2016 nine-month period. Financing activity cash flows are primarily the result of net borrowings and repayments under revolving credit agreements, net borrowings and repayments of long-term debt and cash dividends paid to UGI. UGI Utilities issued $100 million of 4.12% Senior Notes during the 2017 nine-month period and used the net proceeds principally to fund infrastructure replacement and betterment capital expenditures, information technology initiatives, and for general corporate purposes. During the 2017 nine-month period there were net credit agreement repayments of $62.5 million compared with net credit agreement borrowings of $58.3 million during the prior-year period. Cash dividends in the 2017 nine-month period totaled $40.0 million compared to cash dividends of $37.0 million in the prior-year period.

REGULATORY MATTERS

Base Rate Filings. On January 19, 2017, PNG filed a rate request with the Pennsylvania Public Utility Commission (“PUC”) to increase PNG’s base operating revenues for residential, commercial and industrial customers by $21.7 million annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service. PNG requested that the new gas rates become effective March 20, 2017. The PUC entered an Order dated February 9, 2017, suspending the effective date for the rate increase to allow for investigation and public hearings. On June 30, 2017, all active parties supported the filing of a Joint Petition for Approval of Settlement of all issues with the PUC. Under the terms of the Joint Petition, UGI Utilities will be permitted, effective October 20, 2017, to increase PNG’s annual base distribution rates by $11.3 million. On July 25, 2017, the PUC administrative law judge recommended that the settlement be adopted without modification. Although the Company expects to receive the final order from the PUC approving the settlement by October 2017, the Company cannot predict the timing or the ultimate outcome of the rate case review process.

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

PNG and CPG received PUC approval on a DSIC tariff, initially set at zero, in 2014. PNG and CPG began charging a DSIC at a rate other than zero beginning on April 1, 2015 and April 1, 2016, respectively. In March 2016, PNG and CPG filed petitions seeking approval to increase the maximum allowable DSIC from 5% to 10% of billed distribution revenues. On May 10, 2017, the PUC issued a final Order to approve an increase of the maximum allowable DSIC to 7.5% of billed distribution revenues effective July 1, 2017, for PNG and CPG, pending reconsideration at the Company’s Long-term Infrastructure Improvement Plan filing in 2018.

On November 9, 2016, UGI Gas received PUC approval to establish a DSIC tariff mechanism, capped at 5% of distribution charges billed to customers, effective January 1, 2017. Revenue collected pursuant to the mechanism will be subject to refund and recoupment based on the PUC’s final resolution of certain matters set aside for hearing before an administrative law judge. UGI Gas will be permitted to recover revenue under the mechanism for the amount of DSIC-eligible plant placed into service in excess of the threshold amount of DSIC-eligible plant agreed upon in the settlement of its recent base rate case. Achievement of that threshold is not likely to occur prior to September 30, 2017.

OTHER MATTERS

Manor Township, Pennsylvania Natural Gas Explosion. On July 2, 2017, an explosion occurred in Manor Township, Pennsylvania which resulted in the death of a Company employee, significant injuries to two other Company employees and an employee of the local sewer authority, and significant property damage. The National Transportation Safety Board (“NTSB”), the Occupational Safety and Health Administration (“OSHA”) and the PUC are investigating the Manor Township incident. The NTSB investigative team includes representatives from the Company, the PUC, the local Fire Department and the Pipeline and Hazardous Materials Safety Administration and the Company is cooperating with the investigation. Other parties may be invited to participate by the NTSB.
While the investigation into this incident is still underway and the cause of the explosion has not been determined, the Company has received claims as a result of the explosion and may become involved in lawsuits relative to the incident. The Company maintains workers’ compensation insurance and liability insurance for personal injury, property and casualty damages and believes that third-party claims associated with the explosion, in excess of the Company’s deductible, are expected to be recovered through the Company’s insurance. Although the Company cannot predict the result of these pending or future claims, we believe that claims and expenses associated with the explosion will not have a material impact on our consolidated financial statements.

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

Commodity Price Risk
Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to its retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses derivative financial instruments, including natural gas futures and option contracts traded on the NYMEX, to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism. The change in market value of natural gas futures contracts can require daily deposits of cash in futures accounts. At June 30, 2017, the fair values of our natural gas futures and option contracts were losses of $0.1 million.
Electric Utility’s DS tariffs contain clauses which permit recovery of all prudently incurred power costs, including the cost of financial instruments used to hedge electricity costs, through the application of DS rates. Because of this ratemaking mechanism, there is limited power cost risk, including the cost of FTRs and forward electricity purchase contracts, associated with our Electric Utility operations. At June 30, 2017, all of our Electric Utility’s forward electricity purchase contracts were subject to the NPNS exception. At June 30, 2017, the fair values of FTRs were not material.
In addition, Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures contracts are recorded at fair value with changes in fair value reflected in “Operating and administrative expenses.” The amount of unrealized losses on these contracts and associated volumes under contract at June 30, 2017 was not material.
Interest Rate Risk

In order to reduce interest rate risk associated with near- or medium-term issuances of fixed-rate debt, from time to time we enter into IRPAs. There were no unsettled IRPAs outstanding at June 30, 2017.

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

ITEM 6. EXHIBITS

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

3.1	Bylaws of UGI Utilities, Inc., Amended and Restated as of July 25, 2017.	Utilities	Form 8-K (7/25/17)	3.1

10.1	UGI Utilities, Inc. Senior Executive Employee Severance Plan, as amended as of July 10, 2017.

10.2	UGI Corporation 2009 Supplemental Executive Retirement Plan for New Employees, as Amended and Restated as of June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.1

10.3	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for UGI, Utilities and AmeriGas Employees, dated January 1, 2017.	UGI	Form 10-Q (6/30/17)	10.2

10.4	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Performance Unit Grant Letter for UGI and Utilities Employees, dated January 1, 2017.	UGI	Form 10-Q (6/30/17)	10.3

10.5	UGI Corporation 2009 Deferral Plan, as amended and restated effective June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.6

12.1	Computation of ratio of earnings to fixed charges

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2017, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Utilities, Inc. (Registrant)
Date:	August 4, 2017	By:	/s/ Daniel J. Platt
Daniel J. Platt Vice President - Finance and Chief Financial Officer

Date:	August 4, 2017	By:	/s/ Megan Mattern
Megan Mattern Controller & Principal Accounting Officer

UGI UTILITIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

10.1	UGI Utilities, Inc. Senior Executive Employee Severance Plan, as amended as of July 10, 2017.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2017, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase