Form 10-K
period 2017-09-30
UGI UTILITIES INC
filed 2017-11-21
CIK 100548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At November 14, 2017, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

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

The Gas Utility segment (“Gas Utility”) consists of the regulated natural gas distribution businesses of UGI Utilities, UGI Penn Natural Gas, Inc. (“PNG”), and UGI Central Penn Gas, Inc. (“CPG”). Gas Utility serves over 635,000 customers in eastern and central Pennsylvania and more than five hundred customers in portions of one Maryland county. UGI Utilities’ natural gas distribution utility is referred to as “UGI Gas”. The Electric Utility segment (“Electric Utility”) consists of the regulated electric distribution business of UGI Utilities, serving approximately 62,000 customers in northeastern Pennsylvania. Gas Utility is regulated by the Pennsylvania Public Utility Commission (“PUC”) and, with respect to its several hundred customers in Maryland, the Maryland Public Service Commission. Electric Utility is regulated by the PUC.

UGI Utilities was incorporated in Pennsylvania in 1925. Our executive offices are located at 2525 N. 12th Street, Suite 360, Reading, Pennsylvania 19612, and our telephone number is (610) 796-3400. In this report, the terms “Company” and “UGI Utilities,” as well as the terms, “our,” “we,” and “its,” are sometimes used to refer to UGI Utilities, Inc. or, collectively UGI Utilities, Inc. and its consolidated subsidiaries. The terms “Fiscal 2018”, “Fiscal 2017”, “Fiscal 2016” and “Fiscal 2015” refer to the fiscal years ended September 30, 2018, September 30, 2017, September 30, 2016 and September 30, 2015, respectively.

GAS UTILITY
Service Area; Revenue Analysis

Gas Utility provides natural gas distribution services to over 635,000 customers in certificated portions of 44 eastern and central Pennsylvania counties through its distribution system. Contemporary materials, such as plastic or coated steel, comprise approximately 90% of Gas Utility's 12,300 miles of gas mains, with bare steel pipe comprising approximately 8% and cast iron pipe comprising approximately 2% of Gas Utility's gas mains. In accordance with Gas Utility’s agreement with the PUC, Gas Utility will replace the cast iron portion of its gas mains by March 2027 and the bare steel portion of its gas mains by September 2041. The service area includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon, Reading, Scranton, Wilkes-Barre, Lock Haven, Pittston, Pottsville, and Williamsport, Pennsylvania, and the boroughs of Honesdale and Milford, Pennsylvania. Located in Gas Utility's service area are major production centers for basic industries such as specialty metals, aluminum, glass, and paper product manufacturing. Gas Utility also distributes natural gas to more than 500 customers in portions of one Maryland county.

System throughput (the total volume of gas sold to or transported for customers within Gas Utility’s distribution system) for Fiscal 2017 was approximately 243 billion cubic feet (“bcf”). System sales of gas accounted for approximately 23% of system throughput, while gas transported for residential, commercial and industrial customers who bought their gas from others accounted for approximately 77% of system throughput.

Sources of Supply and Pipeline Capacity

Gas Utility is permitted to recover prudently incurred costs of natural gas it sells to its customers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures” and Note 4 to Consolidated Financial Statements. Gas Utility meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with marketers and producers, along with storage and transportation service contracts. These arrangements enable Gas Utility to purchase gas from Gulf Coast, Mid-Continent, Appalachian and Marcellus sources. For its transportation and storage functions, Gas Utility has long-term agreements with a number of pipeline companies, including Texas Eastern Transmission, LP, Columbia Gas Transmission, LLC, Transcontinental Gas Pipeline Company, LLC, Dominion Transmission, Inc., ANR Pipeline Company, and Tennessee Gas Pipeline Company, L.L.C.

Gas Supply Contracts

During Fiscal 2017, Gas Utility purchased approximately 77.2 bcf of natural gas for sale to retail core-market customers (principally comprised of firm- residential, commercial and industrial customers that purchase their gas from Gas Utility (“retail core-market”)) and off-system sales customers. Eighty-five percent (85%) of the volumes purchased were supplied under agreements with 10 suppliers. The remaining 15% of gas purchased by Gas Utility was supplied by approximately 35 producers and marketers. Gas supply contracts for Gas Utility are generally no longer than 12 months. Gas Utility also has long-term contracts with suppliers for natural gas peaking supply during the months of November through March.

Seasonality

Because many of its customers use gas for heating purposes, Gas Utility’s sales are seasonal. For Fiscal 2017, approximately 60% of Gas Utility's sales volume was supplied, and approximately 90% of Gas Utility’s operating income was earned, during the peak heating season from October through March.

Competition

Natural gas is a fuel that competes with electricity and oil and, to a lesser extent, with propane and coal. Competition among these fuels is primarily a function of their comparative price and the relative cost and efficiency of the equipment. Natural gas generally benefits from a competitive price advantage over oil, electricity, and propane, although the price gap between natural gas and oil narrowed in recent years due to a reduction in the price of oil. Fuel oil dealers compete for customers in all categories, including industrial customers. Gas Utility responds to this competition with marketing and sales efforts designed to retain, expand, and grow its customer base.

In substantially all of its service territories, Gas Utility is the only regulated gas distribution utility having the right, granted by the PUC or by law, to provide gas distribution services. All of Gas Utility’s customers, including core-market customers, have the right to purchase gas supplies from entities other than natural gas distribution utility companies.

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

Approximately 40% of Gas Utility’s annual throughput volume for commercial and industrial customers includes non-interruptible customers with firm rates with locations that afford them the opportunity of seeking transportation service directly from interstate pipelines, thereby bypassing Gas Utility. In addition, more than 20% of Gas Utility’s annual throughput volume for commercial and industrial customers is from customers who are served under interruptible rates and are also in a location near an interstate pipeline. Gas Utility has 38 such customers, 34 of which have transportation contracts extending beyond Fiscal 2018. The majority of these customers are served under transportation contracts having 3- to 10-year terms and all are among the largest customers for Gas Utility in terms of annual volumes. No single customer represents, or is anticipated to represent, more than 5% of Gas Utility’s total revenues.

Outlook for Gas Service and Supply

Gas Utility anticipates having adequate pipeline capacity, peaking services, and other sources of supply available to it to meet the full requirements of all firm customers on its system through Fiscal 2018. Supply mix is diversified, market priced, and delivered pursuant to a number of long-term and short-term primary firm transportation and storage arrangements, including transportation contracts held by some of Gas Utility's larger customers.

During Fiscal 2017, Gas Utility supplied transportation service to nine electric generation facilities and installed new service to one co-generation facility. Gas Utility continues to seek new residential, commercial, and industrial customers for both firm and interruptible service. In Fiscal 2017, Gas Utility connected approximately 2,000 new commercial and industrial customers. In the residential market sector, Gas Utility added over 12,000 residential heating customers during Fiscal 2017. Approximately 65% of these customers converted to natural gas heating from other energy sources, mainly oil and electricity. New home construction and existing non-heating gas customers who added gas heating systems to replace other energy sources primarily accounted for the other residential heating connections in Fiscal 2017.

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

UGI Utilities' objective in negotiations with interstate pipeline and natural gas suppliers, and in proceedings before regulatory agencies, is to ensure availability of supply, transportation, and storage alternatives to serve market requirements at the lowest cost possible, taking into account the need for security with guaranteed deliverability and reliability of supply. Consistent with that objective, UGI Utilities negotiates the terms of firm transportation capacity on all pipelines serving it, arranges for appropriate storage and peak-shaving resources, negotiates with producers for competitively priced gas purchases and aggressively participates in regulatory proceedings related to transportation rights and costs of service.

ELECTRIC UTILITY

Service Area; Sales Analysis

Electric Utility supplies electric service to approximately 62,000 customers in portions of Luzerne and Wyoming counties in northeastern Pennsylvania through a system consisting of over 2,200 miles of transmission and distribution lines and 13 substations. For Fiscal 2017, approximately 55% of sales volume came from residential customers, 33% from commercial customers, and 12% from industrial and other customers.

Sources of Supply

Electric Utility is permitted to recover prudently incurred electricity costs, including costs to obtain supply to meet its customers’ energy requirements, pursuant to a supply plan filed and approved by the PUC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures” and Note 4 to Consolidated Financial Statements. Electric Utility distributes electricity that it purchases from wholesale markets and electricity that customers purchase from other suppliers. During Fiscal 2017, eleven retail electric generation suppliers provided energy for customers representing approximately 26% of Electric Utility’s sales volume. See “Gas Utility and Electric Utility Regulation and Rates - Electric Utility Rates.”

Competition

As a result of the Electricity Generation Customer Choice and Competition Act (“ECC Act”), all Pennsylvania retail electric customers have the ability to choose their retail electric generation supplier. Under the ECC Act and Act 129 of 2008, which revised the default service requirements contained in Chapter 28 of the Public Utility Code, Electric Utility remains the “default service” provider for its customers who do not choose an alternate retail electric generation supplier. In Fiscal 2017, Electric Utility served nearly all of the electric customers within its service territory and is the only regulated electric utility having the right, granted by the PUC or by law, to distribute electricity in its service territory. As an energy source, electricity competes with natural gas, oil, propane, and other heating fuels for residential heating purposes.

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

GAS UTILITY AND ELECTRIC UTILITY REGULATION AND RATES

Pennsylvania Public Utility Commission Jurisdiction

UGI Utilities’ gas and electric utility operations are subject to regulation by the PUC as to rates, terms and conditions of service, accounting matters, issuance of securities, contracts and other arrangements with affiliated entities, gas and electric safety and various other matters. There are primarily two types of rates that UGI Utilities may charge customers for gas and electric service: (i) rates designed to recover purchased gas costs (“PGCs”) and electric default service costs; and (ii) rates designed to recover costs other than PGCs and electric default service costs. Rates designed to recover costs other than PGCs and electric default service costs are primarily established in general base rate proceedings.

Gas Utility Rates

In January 2016, UGI Gas filed a request with the PUC for its first base rate increase in over 21 years. On October 14, 2016, the PUC approved a settlement that was effective October 19, 2016 and resulted in a $27.0 million increase in annual base rate revenues. The settlement permitted UGI Gas to establish new reconcilable surcharges to permit the timely recovery of the costs of universal service programs designed to assist low income customers, and costs associated with a new energy efficiency and conservation program. UGI Gas was also permitted to implement a new Technology and Economic Development Rider to provide additional flexibility in establishing the rates of smaller volume commercial and industrial customers to encourage cost-effective load growth.

On January 19, 2017, PNG filed a rate request with the PUC to increase PNG’s base operating revenues for residential, commercial, and industrial customers by $21.7 million annually. On August 31, 2017, the PUC approved a settlement that permitted PNG to increase its annual base distribution rates by $11.3 million, effective October 20, 2017. The settlement also permitted PNG to recover costs associated with a new energy efficiency and conservation program, and permitted PNG to implement a new Technology and Economic Development Rider to provide additional flexibility in establishing the rates of smaller volume commercial and industrial customers to encourage cost-effective load growth.

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

The PUC approved LTIIPs for UGI Gas, PNG, and CPG in 2014, and on June 30, 2016, approved a revised LTIIP for these entities that increases the projected spend on DSIC-eligible property for the 2016-2018 period from approximately $266.3 million to $402.8 million. The PUC also approved DSIC mechanisms for PNG and CPG in September 2014 and July 2015, respectively; both PNG and CPG are collecting revenues under their respective DSICs. On March 31, 2016, PNG and CPG filed petitions with the PUC seeking to increase the cap on their DSIC rate mechanisms from five percent to ten percent of billed distribution revenues. On May 10, 2017, the PUC issued a final Order to approve an increase of the maximum allowable DSIC to 7.5% of billed distribution revenues effective July 1, 2017, for PNG and CPG, pending reconsideration of an LTIIP filing in 2018.

On November 9, 2016, UGI Gas received PUC approval to establish a DSIC tariff mechanism effective January 1, 2017.  Revenues collected pursuant to the mechanism will be subject to refund and recoupment based on the PUC’s final resolution of certain matters set aside for hearing before an Administrative Law Judge.  To commence recovery of revenue under the mechanism, UGI Gas must first place into service a threshold level of DSIC-eligible plant agreed upon in the settlement of its recent base rate case.  Achievement of that threshold is likely to occur in Fiscal 2018.

The gas service tariffs for UGI Gas, PNG, and CPG contain PGC rates applicable to firm retail rate schedules for customers who do not obtain natural gas supply service from an alternative supplier. These PGC rates permit recovery of substantially all of the prudently incurred costs of natural gas that UGI Gas, PNG, and CPG sell to their customers. PGC rates are reviewed and approved annually by the PUC. UGI Gas, PNG, and CPG may request quarterly or, under certain conditions, monthly adjustments to reflect the actual cost of gas. Quarterly adjustments become effective on one day’s notice to the PUC and are subject to review during the next annual PGC filing. Each proposed annual PGC rate is required to be filed with the PUC six months prior to its effective date. During this period, the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels that meet such standard. The PGC mechanism also provides for an annual reconciliation and for the payment or collection of interest on over and under collections. UGI Gas, PNG, and CPG may assign to and recover from alternative natural gas suppliers the costs of gas supply contracts and transportation capacity acquired to serve the needs of smaller volume customers who elect to receive their natural gas supply service from an alternative supplier.

On April 28, 2017, UGI Gas, PNG, and CPG filed the Gas Delivery Enhancement Rider (“GDE”) with the PUC. The GDE provides a tariff mechanism to recover from certain non-choice transportation customers a portion of the costs associated with temporary mobile sources of gas supply and interstate pipeline demand charge enhancements (collectively, “GDE Charges”) that are incurred to achieve least-cost timely solutions to system reinforcement needs or for pipeline integrity management activities. GDE Charges exclude costs that are recovered through existing PGC rate mechanisms as established in each company’s annual 66 Pa.C.S. § 1307(f) PGC proceeding. On August 31, 2017, the PUC entered an order approving the GDE Rider for all three companies.

On June 23, 2016, Act 47 of 2016 was enacted. Act 47 revised the interest rates that applied to PGC over and under collections, removed the requirement that over and under collections be assessed to customers who leave default service to obtain natural gas from an alternative supplier by way of a so-called migration rider, provided additional assurance of cost recovery for PGC costs, and granted natural gas distribution companies the right to recover the reasonable costs incurred to implement customer choice on a full and current basis through a reconcilable rate mechanism. Gas Utility implemented the interest rate revision and migration rider provisions of Act 47 in December 2016.

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

Electric Utility Rates

Electric Utility is permitted to recover prudently incurred electricity costs, including costs to obtain supply to meet its customers’ energy requirements, pursuant to a supply plan filed with the PUC. UGI Utilities’ electric utility operations are subject to regulation by the PUC as to rates, terms and conditions of service, accounting matters, issuance of securities, contracts and other arrangements with affiliated entities, electric safety and various other matters. The most recent general base rate increase for Electric Utility became effective in 1996. PUC default service regulations became applicable to Electric Utility’s provision of default service effective January 1, 2010 and Electric Utility, consistent with these regulations, has received PUC approval through May 31, 2021 of (i) default service tariff rules, (ii) a reconcilable default service cost rate recovery mechanism to recover the cost of acquiring default service supplies, (iii) a plan for meeting the post-2009 requirements of the Alternative Energy Portfolio Standards Act (“AEPS Act”), which requires Electric Utility to directly or indirectly acquire certain percentages of its supplies from designated alternative energy sources, and (iv) a reconcilable AEPS Act cost recovery rate mechanism to recover the costs of complying with AEPS Act requirements applicable to default service supplies for service rendered through May 31, 2021. Under these rules, default service rates for most customers are adjusted quarterly. On August 16, 2017, Electric Utility filed a Petition for Approval of its initial LTIIP with the PUC for the 2018-2022 time period. Electric Utility’s projected annual investment in distribution infrastructure replacement will be approximately $7.6 million beginning in Fiscal 2018, increasing to $8.3 million by the fiscal year ending September 30, 2022.

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

Employees

At September 30, 2017, UGI Utilities had over 1,625 employees.

BUSINESS SEGMENT INFORMATION

The table stating the amounts of revenues, operating income and identifiable assets attributable to UGI Utilities’ operating segments for the 2017, 2016 and 2015 fiscal years appears in Note 16 to Consolidated Financial Statements included in this Report and is incorporated herein by reference.

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

Our business operations are subject to all of the operating hazards and risks normally incidental to the handling, storage and distribution of combustible products, such as natural gas. These risks could result in substantial losses due to personal injury and/or loss of life, and severe damage to and destruction of property and equipment arising from explosions and other catastrophic events, including acts of terrorism. As a result, we are sometimes a defendant in legal proceedings and litigation arising in the ordinary course of business. Additionally, environmental contamination could result in future legal proceedings. There can be no assurance that our insurance coverage will be adequate to protect us from all material expenses related to pending and future claims or that such levels of insurance would be available in the future at economical prices.

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

We have received claims from third parties that allege that we are responsible for costs to clean up properties where we or our former subsidiaries operated a manufactured gas plant or conducted other operations. Costs we incur at sites outside of Pennsylvania cannot be recovered in future UGI Utilities' rate proceedings, and insurance may not cover all or even part of these costs. Our actual costs related to these sites may exceed our current estimates due to factors beyond our control, such as:

•	the discovery of presently unknown conditions;

•	changes in environmental laws and regulations;

•	judicial rejection of our legal defenses to third-party claims; or

•	the insolvency of other responsible parties at the sites at which we are involved.

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

Increased regulation of Greenhouse Gas (“GHG”) emissions, such as propane and methane, could impose significant additional costs on us, our suppliers and our customers. Some states have adopted laws and regulations regulating the emission of GHGs for some industry sectors. For example, the California Environmental Protection Agency established a Cap & Trade program that requires certain covered entities, including propane companies, to purchase allowances to compensate for the GHG emissions created by their business operations. In September 2009, the EPA issued a final rule establishing a system for mandatory reporting of GHG emissions. In November 2010, the EPA expanded the reach of its GHG reporting requirements to include the petroleum and natural gas industries, which include certain facilities of our natural gas distribution business. These subject facilities have been required to monitor emissions since January 2011 and to submit detailed annual reports beginning in March 2012. In October 2015, the EPA promulgated the Carbon Pollution Emission Guidelines for Existing Stationary Sources: Electric Utility Generating Units (the “Clean Power Plan”), which provides standards and guidelines for reducing existing power plants’ GHG emissions and related pollutants by 2030. However, in October 2017, the EPA announced its proposal to repeal the Clean Power Plan in its entirety on the grounds that it exceeds the EPA’s delegated authority under the Clean Air Act. At this time, we cannot predict the effect that climate change regulation may have on our business, financial condition or operations in the future.

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

Dividends

Cash dividends declared on the Company’s Common Stock totaled $57.7 million in Fiscal 2017, $47.0 million in Fiscal 2016, and $65.6 million in Fiscal 2015.

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

EXECUTIVE OVERVIEW

For the second year in a row, our Gas Utility and Electric Utility experienced the effects of significantly warmer than normal weather. Fiscal 2017 temperatures based upon heating degree days were approximately 11% warmer than normal compared to temperatures that were more than 13% warmer than normal in Fiscal 2016.
Notwithstanding the significantly warmer than normal weather, UGI Utilities net income in Fiscal 2017 increased nearly 20%. UGI Utilities achieved this significant increase in earnings largely as a result of higher base rates at UGI Gas, organic customer growth and incremental revenues from distribution system improvements through distribution system improvement charges

(“DSIC”). Our Electric Utility’s kilowatt-hour sales in Fiscal 2017 were slightly lower than the prior year principally reflecting lower air-conditioning sales due to cooler summer temperatures. The effects of the lower sales along with slightly lower transmission revenue reduced Electric Utility total margin and operating income. The higher UGI Utilities total margin was partially offset by higher Fiscal 2017 operating and administrative expenses.
Notwithstanding the earnings headwinds brought on by the warm weather, during Fiscal 2017 we made significant strategic and operational progress in support of our long-term goals. Our Gas Utility continues to grow as demand for natural gas remains strong across both the residential and commercial customer segments and as the price difference between natural gas and oil has expanded in the last fiscal year. Gas Utility continued to execute on its infrastructure replacement and system betterment program with record capital expenditures in Fiscal 2017. In January 2017, PNG filed for an increase in annual base rate revenues and received PUC approval for an increase in base rates of $11.3 million. This base rate increase became effective on October 20, 2017. In September 2017, UGI Utilities rolled out its new, state-of-the -art customer information system which will significantly enhance the customer experience and provide for streamlined processes within the company. We will continue to invest in technology change during Fiscal 2018 and beyond with a number of significant IT projects scheduled over the next several years.
During Fiscal 2017, UGI Utilities also issued $100 million of long-term debt to provide additional long-term financing of its infrastructure betterment capital program and information technology initiatives (see Note 7 to Consolidated Financial Statements). We believe we have sufficient liquidity from our revolving credit facility, cash flow from operations and the ability to issue long-term debt at attractive rates to fund business operations during Fiscal 2018 (see “Financial Condition and Liquidity” below and Note 7 to Consolidated Financial Statements for additional information on the credit facility).

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company’s results of operations for Fiscal 2017, Fiscal 2016 and Fiscal 2015.
Fiscal 2017 Compared with Fiscal 2016

(Dollars in millions)	2017	2016	Increase (Decrease)
Gas Utility:
Revenues	$799.1	$677.4	$121.7	18.0%
Total margin (a)	$480.8	$438.2	$42.6	9.7%
Operating and administrative expenses	$192.0	$174.5	$17.5	10.0%
Operating income	$219.6	$189.4	$30.2	15.9%
Income before income taxes	$181.3	$153.6	$27.7	18.0%
System throughput — bcf
Core market	70.4	66.2	4.2	6.3%
Total	243.1	212.4	30.7	14.5%
Degree days — % (warmer) than normal (b)	(11.1)%	(13.6)%	—	—
Electric Utility:
Revenues	$88.5	$91.1	$(2.6)	(2.9)%
Total margin (a)	$34.8	$35.6	$(0.8)	(2.2)%
Operating and administrative expenses	$20.3	$18.2	$2.1	11.5%
Operating income	$8.7	$11.5	$(2.8)	(24.3)%
Income before income taxes	$6.8	$9.6	$(2.8)	(29.2)%
Distribution sales — gwh	950.6	961.6	(11.0)	(1.1)%
bcf — billions of cubic feet.
gwh — millions of kilowatt-hours.

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and Electric Utility gross receipts taxes, of $4.7 million and $4.8 million during Fiscal 2017 and Fiscal 2016, respectively. Gross receipt taxes are included in “Taxes other than income taxes” on the Consolidated Statements of Income.

(b)
Deviation from average heating degree days for the 15-year period 2000-2014 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Temperatures in Gas Utility’s service territory during Fiscal 2017 were 11.1% warmer than normal but 2.6% colder than during Fiscal 2016. Gas Utility core market volumes increased 4.2 bcf (6.3%) principally reflecting the effects of the slightly colder Fiscal 2017 weather and growth in the number of core market customers. Total Gas Utility distribution system throughput increased 30.7 bcf reflecting significantly higher large firm delivery service volumes principally associated with service to a new natural gas-fired generation facility and the higher core market volumes. Gas Utility’s core market customers comprise firm- residential, commercial and industrial (“retail core-market”) customers who purchase their gas from Gas Utility and, to a much lesser extent, residential and small commercial customers who purchase their gas from others. These increases were partially offset by lower interruptible delivery service volumes. Electric Utility kilowatt-hour sales were 1.1% lower than in the prior year, principally reflecting the impact on air-conditioning sales from cooler summer temperatures.
UGI Utilities Fiscal 2017 revenues increased $119.1 million reflecting a $121.7 million increase in Gas Utility revenues partially offset by slightly lower Electric Utility revenues. The higher Gas Utility revenues principally reflect an increase in core market revenues ($85.1 million), higher large firm delivery service revenues ($14.3 million) and higher off-system sales revenues ($25.0 million). The $85.1 million increase in Gas Utility core market revenues reflects higher average retail core market PGC rates ($37.0 million), the effects of the higher core market throughput ($28.0 million) and the increase in UGI Gas base rates effective October 19, 2016 ($20.1 million). The decrease in Electric Utility revenues principally reflects the lower Electric Utility volumes ($1.8 million), slightly lower average default service (“DS”) rates ($0.5 million) and lower transmission revenue ($0.4 million). Because Gas Utility and Electric Utility are subject to reconcilable PGC and DS recovery mechanisms, increases or decreases in the actual cost of gas or electricity associated with customers who purchase their gas or electricity from UGI Utilities impact revenues and cost of sales but have no direct effect on retail core-market margin (see Note 4 to Consolidated Financial Statements for a discussion of these recovery mechanisms). UGI Utilities cost of sales was $367.3 million in Fiscal 2017 compared with $289.8 million in Fiscal 2016, principally reflecting higher average retail core market PGC rates ($37.0 million), the higher Gas Utility retail core-market volumes ($14.0 million) and higher cost of sales associated with Gas Utility off-system sales ($25.0 million). The higher Gas Utility cost of sales is partially offset by a decrease in Electric Utility cost of sales of $1.5 million reflecting the lower volumes sold and the slightly lower DS rates.
UGI Utilities total margin increased $41.7 million principally reflecting higher total margin from Gas Utility core market customers ($32.7 million) and higher large firm delivery service total margin ($11.4 million) partially offset by lower other margin. The increase in Gas Utility core market margin principally reflects the increase in UGI Gas base rates effective October 19, 2016 ($20.1 million) and the higher core market throughput ($12.6 million). Electric Utility total margin decreased $0.8 million principally reflecting the lower volume sales and lower transmission revenue.
UGI Utilities Fiscal 2017 operating income increased $27.4 million, principally reflecting the increase in total margin ($41.7 million) and higher other operating income, net ($10.3 million). These increases in operating income were reduced by higher operating and administrative expenses ($19.7 million) and higher depreciation and amortization expense ($5.0 million) associated with increased capital expenditure activity. The higher other operating income, net, reflects a $5.8 million environmental insurance settlement, the absence of a charge recorded in the prior year related to environmental matters ($2.5 million), and lower interest on PGC overcollections ($1.6 million). The increase in UGI Utilities operating and administrative expenses in the current year reflects higher pension and employee benefits expenses ($7.0 million), higher customer accounts expense ($4.2 million) and higher regulatory asset amortization expense related to environmental remediation expenses ($1.9 million). The increase in Fiscal 2017 operating and administrative expenses also reflects the fact that Fiscal 2016 expenses were reduced by the capitalization of $5.4 million of development stage IT project costs that had been expensed in prior periods but qualified for capitalization during Fiscal 2016. UGI Utilities income before income taxes increased $24.8 million reflecting the increase in UGI Utilities operating income ($27.4 million) partially offset by higher interest expense.
Interest Expense and Income Taxes. Interest expense in Fiscal 2017 increased principally reflecting higher average long-term debt outstanding. Our income taxes as a percentage of pre-tax income for Fiscal 2017 was 38.3% compared to an effective income tax rate of 40.4% in Fiscal 2016. The lower Fiscal 2017 effective income tax rate is due primarily to the impact of excess tax benefits on share-based payments resulting from the adoption of new accounting guidance effective October 1, 2016 (see Note 3 to Consolidated Financial Statements) and the beneficial effects of higher flow through of accelerated state tax depreciation.

Fiscal 2016 Compared with Fiscal 2015

(Dollars in millions)	2016	2015 (c)	Decrease
Gas Utility:
Revenues	$677.4	$933.1	$(255.7)	(27.4)%
Total margin (a)	$438.2	$484.5	$(46.3)	(9.6)%
Operating and administrative expenses	$174.5	$196.9	$(22.4)	(11.4)%
Operating income	$189.4	$226.5	$(37.1)	(16.4)%
Income before income taxes	$153.6	$187.4	$(33.8)	(18.0)%
System throughput — bcf
Core market	66.2	81.3	(15.1)	(18.6)%
Total	212.4	213.5	(1.1)	(0.5)%
Degree days — % (warmer) colder than normal (b)	(13.6)%	6.4%	—	—
Electric Utility:
Revenues	$91.1	$107.6	$(16.5)	(15.3)%
Total margin (a)	$35.6	$39.8	$(4.2)	(10.6)%
Operating and administrative expenses	$18.2	$20.4	$(2.2)	(10.8)%
Operating income	$11.5	$14.2	$(2.7)	(19.0)%
Income before income taxes	$9.6	$12.1	$(2.5)	(20.7)%
Distribution sales — gwh	961.6	1,010.1	(48.5)	(4.8)%

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and Electric Utility gross receipts taxes, of $4.8 million and $5.6 million during Fiscal 2016 and Fiscal 2015, respectively. Gross receipt taxes are included in “Taxes other than income taxes” on the Consolidated Statements of Income.

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
UGI Utilities Fiscal 2016 revenues decreased $273.1 million principally reflecting a $255.7 million decrease in Gas Utility revenues and a $16.5 million decrease in Electric Utility revenues. The lower Gas Utility revenues principally reflect a decrease in core market revenues ($203.1 million) and lower off-system sales revenues ($51.4 million). The $203.1 million decrease in Fiscal 2016 Gas Utility core market revenues reflects the effects of the lower core market throughput ($135.4 million) and lower average PGC rates ($67.7 million). The lower Electric Utility revenues principally resulted from lower DS rates ($8.0 million), lower sales volumes ($5.4 million) and lower transmission revenue ($2.6 million). UGI Utilities cost of sales was $289.8 million in Fiscal 2016 compared with $510.8 million in Fiscal 2015 principally reflecting the combined effects of the lower average Gas Utility PGC rates ($92.3 million), lower cost of sales associated with Gas Utility off-system sales ($51.4 million) and lower Gas Utility retail core-market volumes sold ($67.5 million). Electric Utility cost of sales was $11.5 million lower reflecting lower DS rates ($8.5 million) and the lower volumes sold.
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

UGI Utilities Fiscal 2016 operating income and income before income taxes decreased $40.8 million and $37.3 million, respectively. The decreases in operating income and income before income taxes principally reflects the decrease in total margin ($51.3 million), higher depreciation expense ($4.4 million) and lower other operating income ($10.9 million) which includes, among other things, higher environmental matters expense ($4.1 million), lower margin from off-system sales ($2.2 million), lower revenue from construction services ($2.1 million) and higher interest on PGC overcollections ($1.1 million). These were partially offset by operating and administrative expenses that were $25.6 million lower than the prior year primarily reflecting lower net preliminary development stage expenses associated with an IT project ($8.6 million), including the year-over-year impact of the current year capitalization of $5.4 million of such IT costs expensed in prior years (see Note 4 to Consolidated Financial Statements), and, to a lesser extent, lower uncollectible accounts ($5.7 million), system maintenance expenses ($4.8 million) and employee benefits ($4.7 million).
Interest Expense and Income Taxes. Our interest expense in Fiscal 2016 was $3.5 million lower than in Fiscal 2015 principally reflecting UGI Utilities’ lower average long-term debt outstanding and lower average interest rates. Our effective income tax rate in Fiscal 2016 was slightly higher than in the prior year.
FINANCIAL CONDITION AND LIQUIDITY
Capitalization and Liquidity

UGI Utilities’ total debt outstanding was $921.1 million at September 30, 2017, which includes $170 million of short-term borrowings, compared with total debt outstanding of $783.9 million at September 30, 2016, which includes $112.5 million of short-term borrowings. UGI Utilities’ total long-term debt outstanding at September 30, 2017, comprises $675.0 million of Senior Notes and $80.0 million of Medium-Term Notes, and is net of $3.9 million of unamortized debt issuance costs.
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

UGI Utilities has a credit agreement (the “Credit Agreement”) with a group of banks providing for borrowings of up to $300 million (including a $100 million sublimit for letters of credit) which expires in March 2020. Borrowings under the Credit Agreement are classified as short-term borrowings on the Consolidated Balance Sheets. During Fiscal 2017 and Fiscal 2016, average daily short-term borrowings under the Credit Agreement were $80.7 million and $150.8 million, respectively, and peak short-term borrowings totaled $178.0 million and $232.0 million, respectively. Peak short-term borrowings typically occur during the heating season months of December and January when UGI Utilities’ investment in working capital, principally accounts receivable, is generally greatest.

On October 31, 2017, UGI Utilities entered into a $125 million unsecured term loan (the “Term Loan”) with a group of banks which initially matures on October 30, 2018.  Such maturity will be automatically extended to October 30, 2022 once UGI Utilities delivers to the agent a copy of the securities certificate registered with the PUC authorizing UGI Utilities’ incurring indebtedness with such maturity date.  Proceeds from the Term Loan were used to repay revolving credit balances and for general corporate purposes. The outstanding principal amount of the Term Loan is payable in equal quarterly installments of $1.6 million with the balance of the principal being due and payable in full on the maturity date.

Based upon cash expected to be generated from operations and borrowings under the Credit Agreement, management believes the Company will be able to meet its anticipated contractual and projected cash commitments during Fiscal 2018. For additional discussion of UGI Utilities’ long-term debt and the Credit Agreement, see Note 7 to Consolidated Financial Statements.
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
Cash provided by operating activities was $243.6 million in Fiscal 2017, $205.4 million in Fiscal 2016 and $306.7 million in Fiscal 2015. The increase in cash flow from operating activities in Fiscal 2017 compared with Fiscal 2016 reflects the impact of the improved operating results and the absence of a $36.0 million cash settlement of interest rate protection agreements (“IRPAs”) paid in the prior year offset by higher cash used to fund operating working capital reflecting in large part the impact of higher natural gas prices on changes in accounts receivable and inventories. The increase in cash flow from operating activities in Fiscal 2016 compared to Fiscal 2015 principally reflects lower cash flow from changes in operating working capital including refunds of PGC and DS overcollections. Cash provided by operating activities before changes in operating working capital was $288.7 million in Fiscal 2017, $204.9 million in Fiscal 2016 and $229.3 million in Fiscal 2015. The significantly higher cash flow before changes in operating working capital in Fiscal 2017 reflects improved results and the absence of a $36.0 million cash settlement on IRPAs. The lower cash flow before changes in operating working capital in Fiscal 2016 compared to Fiscal 2015 reflects the lower year-over-year operating results and a $36.0 million cash settlement of IRPAs, partially offset by an increase in deferred income taxes. Changes in operating working capital (used) provided $(45.1) million of cash in Fiscal 2017, $0.5 million of cash in Fiscal 2016 and $77.4 million of cash in Fiscal 2015.

Investing activities. Cash used by investing activities was $320.5 million in Fiscal 2017, $252.5 million in Fiscal 2016, and $216.6 million in Fiscal 2015. The year-over-year increases in capital expenditures during the three-year period principally reflect higher expenditures associated with a pipeline expansion project and higher information technology capital expenditures. Fiscal 2017 cash flow from investing activities includes a $2.5 million increase in restricted cash in futures brokerage accounts compared to a $6.0 million decrease in Fiscal 2016 and a $3.0 million increase in Fiscal 2015. Changes in restricted cash in futures brokerage accounts are generally the result of changes in underlying commodity prices.

Financing activities. Cash provided (used) by financing activities was $79.3 million in Fiscal 2017, $46.9 million in Fiscal 2016 and $(99.4) million in Fiscal 2015. Financing activities cash flows are primarily the result of issuances and repayments of long-term debt, revolving credit agreement borrowings and cash dividends to UGI. During Fiscal 2017, UGI Utilities issued $100 million of Senior Notes and used the net proceeds principally to fund infrastructure replacement and betterment capital expenditures, information technology initiatives and for general corporate purposes. Fiscal 2016 includes the issuance of $300 million of senior notes, the proceeds of which were used to repay maturing long-term debt and short-term borrowings. During Fiscal 2017 and Fiscal 2016, net short-term borrowings totaled $57.5 million and $40.8 million, compared to net short-term debt repayments of $14.6 million in Fiscal 2015. The greater short-term debt repayments in Fiscal 2015 resulted from the significantly higher cash provided by operating activities.
Capital Expenditures

In the following table, we present capital expenditures by business segment for Fiscal 2017, Fiscal 2016 and Fiscal 2015. We also provide amounts we expect to spend in Fiscal 2018. We expect to finance a substantial portion of our Fiscal 2018 capital expenditures from cash generated by operations and borrowings under our Credit Agreement.

(Millions of dollars)	2018	2017	2016	2015
	(estimate)
Gas Utility	$297.0	$306.2	$251.3	$189.7
Electric Utility	20.0	11.5	11.2	8.0
	$317.0	$317.7	$262.5	$197.7

The higher levels of Gas Utility capital expenditures in Fiscal 2017 and Fiscal 2016, as well as those estimated for Fiscal 2018, reflect greater main replacement and system improvement capital expenditures, increases in new business capital expenditures and expected investments in new information technology projects.

Contractual Cash Obligations and Commitments

UGI Utilities has contractual cash obligations that extend beyond Fiscal 2017, including scheduled repayments of long-term debt and interest, operating lease obligations, unconditional purchase obligations for pipeline transportation and natural gas storage services, commitments to purchase natural gas and electricity. The following table presents significant contractual cash obligations under agreements existing as of September 30, 2017:

	Payments Due by Period
		Fiscal	Fiscal	Fiscal
(Millions of dollars)	Total	2018	2019 - 2020	2021 - 2022	Thereafter
Long-term debt (a)	$755.0	$40.0	$—	$—	$715.0
Interest on long-term fixed rate debt (b)	779.8	34.2	65.5	65.5	614.6
Operating leases	21.5	7.5	10.3	3.5	0.2
UGI Utilities supply, storage and transportation contracts	629.1	187.9	239.2	127.2	74.8
Total	$2,185.4	$269.6	$315.0	$196.2	$1,404.6

(a)	Based upon stated maturity dates.

(b)	Based upon stated interest rates.

The components of the “Other noncurrent liabilities” included in our Consolidated Balance Sheet at September 30, 2017, principally consist of pension and other postretirement benefit liabilities recorded in accordance with GAAP and estimated obligations for environmental investigation and remediation. These liabilities are not included in the table of Contractual Cash Obligations and Commitments above because they are estimates of future payments and not contractually fixed as to timing or amount. We believe the minimum required contributions to our pension plan in Fiscal 2018 are not expected to be material. Contributions to the pension plan in years beyond Fiscal 2018 will depend in large part on the impacts of future returns on pension plan assets and interest rates on pension plan liabilities. For additional information on these liabilities, see Notes 9 and 12 to Consolidated Financial Statements.
Pension Plan

UGI Utilities has a defined benefit pension plan covering employees hired prior to January 1, 2009, of UGI, UGI Utilities, PNG, CPG and certain of UGI’s other domestic wholly owned subsidiaries (the “Pension Plan”).

The fair values of the Pension Plan’s assets totaled $498.1 million and $463.4 million at September 30, 2017 and 2016, respectively. At September 30, 2017 and 2016, the underfunded positions of the Pension Plan, defined as the excess of the projected benefit obligations (“PBOs”) over the Pension Plan’s assets, were $141.2 million and $182.0 million, respectively.

We believe we are in compliance with regulations governing defined benefit pension plans, including Employee Retirement Income Security Act of 1974 (“ERISA”) rules and regulations. Required minimum contributions to the Pension Plan in Fiscal 2018 are not expected to be material. Pre-tax pension cost associated with the Pension Plan in Fiscal 2017 was $15.4 million. Pre-tax pension cost associated with Pension Plan in Fiscal 2018 is expected to be approximately $12 million.

Generally accepted accounting principles (“GAAP”) guidance associated with pension and other postretirement plans generally requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and other postretirement benefit plans with current year changes recognized in shareholder’s equity unless such amounts are subject to regulatory recovery. Through September 30, 2017, we have recorded cumulative after-tax charges to stockholder’s equity of $9.0 million and regulatory assets of $141.3 million in order to reflect the funded status of our pension and postretirement benefit plans. For a more detailed discussion of the Pension Plans and other postretirement benefit plans, see Note 9 to Consolidated Financial Statements.

REGULATORY MATTERS

Base Rate Filings. On January 19, 2017, PNG filed a rate request with the PUC to increase PNG’s annual base operating revenues for residential, commercial and industrial customers by $21.7 million annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service. On June 30, 2017, all active parties supported the filing of a Joint Petition for Approval of Settlement of all issues with the PUC providing for an $11.3 million PNG annual base distribution rate increase. On August 31, 2017, the PUC approved the Joint Petition and the increase became effective October 20, 2017.

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

PNG and CPG received PUC approval on a DSIC tariff, initially set at zero, in 2014. PNG and CPG began charging a DSIC at a rate other than zero, beginning on April 1, 2015 and April 1, 2016, respectively. In March 2016, PNG and CPG filed petitions, seeking approval to increase the maximum allowable DSIC from 5% to 10% of billed distribution revenues. On May 10, 2017, the PUC issued a final Order to approve an increase of the maximum allowable DSIC to 7.5% of billed distribution revenues effective July 1, 2017, for PNG and CPG, pending reconsideration at each company’s Long-term Infrastructure Improvement Plan filing in 2018.

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

Each of UGI Utilities and its subsidiaries, CPG and PNG, has entered into a consent order and agreement (“COA”) with the DEP to address the remediation of former MGPs in Pennsylvania. In accordance with the COAs, UGI Utilities, CPG, and PNG are each required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs or make expenditures for such activities in an amount equal to an annual environmental cost cap. The CPG COA includes an obligation, to plug specified natural gas wells. The COA environmental costs caps are $2.5 million, $1.8 million and $1.1 million, for UGI Utilities, CPG and PNG, respectively. The COAs for UGI Utilities, CPG and PNG are scheduled to terminate at the end of 2031, 2018, and 2019, respectively. At September 30, 2017 and 2016, our estimated accrued liabilities for environmental investigation and remediation costs related to the COAs for UGI Utilities, CPG and PNG totaled $54.3 million and $55.1 million, respectively. UGI Utilities, CPG and PNG have recorded associated regulatory assets for these costs because recovery of these costs from customers is probable. (See Note 4 to the Consolidated Financial Statements).
UGI Utilities does not expect the costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because UGI Utilities, CPG and PNG receive ratemaking recovery of actual environmental investigation and remediation costs associated with the sites covered by the COAs.  This ratemaking recognition reconciles the accumulated difference between historical costs and rate recoveries with an estimate of future costs associated with the sites.
From time to time, UGI Utilities is notified of sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by UGI Utilities or owned or operated by a former subsidiary. Such parties generally investigate the extent of environmental contamination or perform environmental remediation. Management believes that under applicable law, UGI Utilities should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by a former subsidiary of UGI Utilities if a court were to conclude that (1) the subsidiary’s separate corporate form should be disregarded, or (2) UGI Utilities should be considered to have been an operator because of its conduct with respect to its subsidiary’s MGP. At September 30, 2017, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Utilities’ MGP sites outside of Pennsylvania was material.
RELATED PARTY TRANSACTIONS

UGI provides certain financial and administrative services to UGI Utilities. UGI bills UGI Utilities monthly for all direct expenses incurred by UGI on behalf of UGI Utilities and an allocated share of indirect corporate expenses incurred or paid with respect to services provided to UGI Utilities. The allocation of indirect UGI corporate expenses to UGI Utilities utilizes a weighted, three-component formula comprising revenues, operating expenses and net assets employed and considers UGI Utilities’ relative percentage of such items to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. Management believes that this allocation method is reasonable and equitable to UGI Utilities and this allocation method has been accepted by the PUC in past rate case proceedings and management audits as a reasonable method of allocating such expenses. These billed expenses are classified as “Operating and administrative expenses — related parties” in the Consolidated Statements of Income. In addition, UGI Utilities provides limited administrative services to UGI and certain of UGI’s subsidiaries under PUC affiliated interest agreements. Amounts billed to these entities by UGI Utilities during Fiscal 2017, Fiscal 2016 and Fiscal 2015 totaled $4.3 million, $5.1 million and $3.2 million, respectively.

From time to time, UGI Utilities is a party to SCAAs with Energy Services which have terms of up to three years. At September 30, 2017, UGI Utilities was a party to four SCAAs with Energy Services, and, during the periods covered by the financial statements, was a party to other SCAAs with Energy Services. Under the SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts (subject to recall for operational purposes) to Energy Services for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon the commencement of the SCAAs, receives a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. UGI Utilities incurred costs associated with Energy Services’ SCAAs during Fiscal 2017, Fiscal 2016 and Fiscal 2015 totaling $21.4 million, $12.7 million and $16.8 million, respectively. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the SCAAs. During Fiscal 2017, Fiscal 2016 and Fiscal 2015, these payments totaled $2.7 million, $2.0 million and $2.3 million, respectively. In conjunction with the SCAAs, UGI Utilities received security deposits from Energy Services. At September 30, 2017 and 2016, the amounts of such security deposits, which are included in “Other current liabilities” on the Consolidated Balance Sheets, were $11.0 million and $8.1 million, respectively.
UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) on its balance sheet under the caption “Inventories.” At September 30, 2017 and 2016, the carrying values of these gas storage inventories, comprising approximately 6.8 bcf and 4.6 bcf of natural gas, were $19.3 million and $11.1 million, respectively.

UGI Utilities has gas supply and delivery service agreements with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility primarily during the heating season months of November through March. The aggregate amount of these transactions (exclusive of transactions pursuant to the SCAAs) during Fiscal 2017, Fiscal 2016 and Fiscal 2015 totaled $76.0 million, $63.3 million and $47.8 million, respectively.

From time to time, UGI Utilities sells natural gas or pipeline capacity to Energy Services. During Fiscal 2017, Fiscal 2016 and Fiscal 2015, revenues associated with such sales to Energy Services totaled $50.9 million, $30.7 million and $79.2 million, respectively. Also from time to time, UGI Utilities purchases natural gas, pipeline capacity and electricity from Energy Services (in addition to those transactions already described above) and purchases a firm storage service from UGI Storage Company, a subsidiary of Energy Services, under one-year agreements. During Fiscal 2017, Fiscal 2016 and Fiscal 2015, such purchases totaled $84.4 million, $35.1 million and $85.4 million, respectively.
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

Commodity Price Risk

Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to its retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses derivative financial instruments including natural gas futures and option contracts traded on the New York Mercantile Exchange (“NYMEX”) to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism. The change in market value of natural gas futures contracts can require daily deposits of cash in futures accounts. At September 30, 2017, Gas Utility had $3.0 million of restricted cash in brokerage accounts. At September 30, 2017, the fair values of our natural gas futures and option contracts were not material.

Electric Utility’s DS tariffs contain clauses which permit recovery of all prudently incurred power costs, including the cost of financial instruments used to hedge electricity costs, through the application of DS rates. Because of this ratemaking mechanism, there is limited power cost risk, including the cost of financial transmission rights (“FTRs”) and forward electricity purchase contracts, associated with our Electric Utility operations. At September 30, 2017, all of our Electric Utility’s forward electricity purchase contracts were subject to the normal purchase and normal sale (“NPNS”) exception. At September 30, 2017, the fair values of FTRs were not material.

In addition, Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures contracts are recorded at fair value with changes in fair value reflected in “Operating and administrative expenses” on the Consolidated Statements of Income. The amount of unrealized gains on these contracts and associated volumes under contract at September 30, 2017 were not material.

Interest Rate Risk

We have both fixed-rate debt and variable rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our variable-rate debt comprises borrowings under our Credit Agreement. This agreement provides for interest rates on borrowings that are indexed to short-term market interest rates. Based upon the average level of borrowings outstanding under these agreements in Fiscal 2017, an increase in short-term interest rates of 100 basis points (1%) would have increased annual interest expense by $0.8 million.

Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we expect to refinance such debt with new debt having interest rates reflecting then-current market conditions. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of approximately $93 million at September 30, 2017. A 100 basis point decrease in market interest rates would result in increases in the fair value of this fixed-rate debt of approximately $118 million at September 30, 2017.

In order to reduce interest rate risk associated with near- or medium-term issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). There were no unsettled IRPAs outstanding at September 30, 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Accounting policies and estimates discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. Changes in these policies and estimates could have a material effect on the financial statements. The application of these accounting policies and estimates necessarily requires management’s most subjective or complex judgments regarding estimates and projected outcomes of future events which could have a material impact on the financial statements. Management has reviewed these critical accounting policies, and the estimates and assumptions associated with them, with the Company’s Audit Committee. In addition, management has reviewed the following disclosures regarding the application of these critical accounting policies and estimates with the Audit Committee. Also, see Note 2 to Consolidated Financial Statements, which discusses the significant accounting policies that we have selected from acceptable alternatives.

Goodwill Impairment Evaluation. Our goodwill is the result of Gas Utility business acquisitions. We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level. A reporting unit is the operating segment, or a business one level below the operating segment (a component), if discrete financial information is prepared and regularly reviewed by segment management. Components are aggregated as a single reporting unit if they have similar economic characteristics. A reporting unit with goodwill is required to perform an impairment test annually or whenever events or circumstances indicate that the value of goodwill may be impaired. During the fourth quarter of Fiscal 2017, the Company adopted new accounting guidance simplifying the test for goodwill impairment. The adoption of the new guidance did not impact the consolidated financial statements. See Note 3 to Consolidated Financial Statements for more information.

We are required to recognize an impairment charge under GAAP if the carrying amount of a reporting unit exceeds its fair value and the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. From time to time, we may assess qualitative factors to determine whether it is more likely than not that the fair value of such reporting unit is less than its carrying amount. From time to time, we may bypass the qualitative assessment and perform the quantitative assessment by comparing the fair values of the reporting units with their carrying amounts, including goodwill. We determine fair values generally based on a weighting of income and market approaches. For purposes of the income approach, fair values are determined based upon the present value of the reporting unit’s estimated future cash flows, including an estimate of the reporting unit’s terminal value based upon these cash flows, discounted at appropriate risk-adjusted rates. We use our internal forecasts to estimate future cash flows which may include estimates of long-term future growth rates based upon our most recent reviews of the long-term outlook for each reporting unit. Cash flow estimates used to establish fair values under our income approach involve management judgments based on a broad range of information and historical results. In addition, external economic and competitive conditions can influence future performance. For purposes of the market approach, we use valuation multiples for companies comparable to the reporting units. The market approach requires judgment to determine the appropriate valuation multiples. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to such excess but not to exceed the total amount of the goodwill of the reporting unit. As of September 30, 2017, our goodwill totaled $182.1 million. We did not record any impairments of goodwill in Fiscal 2017, Fiscal 2016 or Fiscal 2015.

Litigation Accruals and Environmental Remediation Liabilities. We are involved in litigation that arises in the normal course of business. In addition, UGI Utilities and its former subsidiaries owned and operated a number of MGPs in Pennsylvania and elsewhere, and PNG and CPG owned and operated a number of MGP sites located in Pennsylvania, at which hazardous substances may be present. In accordance with GAAP, we record a reserve when it is probable that a liability exists and the amount or range of amounts related to such liability can be reasonably estimated. When there is a range of possible loss with equal likelihood, liabilities recorded are based upon the low end of such range. The likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a reasonable estimate of the loss or a range of possible loss may not be practicable based upon the information available and the potential effects of future events and decisions by third parties that will determine the ultimate resolution of the contingency. Reasonable estimates involve management judgments based on a broad range of information and prior experience and include an evaluation of the nature of the claim, the procedural status of the matter, the probability or likelihood of success of prosecuting or defending the claim, the information available with respect to the claim, the opinions and views of outside counsel and other advisors, and past experience in similar matters. These judgments are reviewed quarterly as more information is received, and the amounts reserved are updated as necessary. Our estimated reserves may differ materially from the ultimate liability and such reserves may change materially as more information becomes available.

Depreciation of Property, Plant and Equipment. We compute depreciation on UGI Utilities property, plant and equipment on a straight-line basis based upon the projected service lives of its various classes of depreciable property. The estimated useful lives of the classes of depreciable property are reviewed by a third party and adjusted, if necessary, as part of periodic service life studies required by the PUC. Changes in the estimated useful lives of property, plant and equipment could have a material effect on our results of operations. As of September 30, 2017, UGI Utilities net property, plant and equipment totaled $2,274.5 million and we recorded depreciation expense of $69.8 million during Fiscal 2017.

Regulatory Assets and Liabilities. Gas Utility and Electric Utility are subject to regulation by the PUC. In accordance with accounting guidance associated with rate-regulated entities, we record the effects of rate regulation in our financial statements as regulatory assets or regulatory liabilities. We continually assess whether the regulatory assets are probable of future recovery by evaluating the regulatory environment, recent rate orders and public statements issued by the PUC, and the status of any pending deregulation legislation. If future recovery of regulatory assets ceases to be probable, the elimination of those regulatory assets would adversely impact our results of operations and cash flows. As of September 30, 2017, our regulatory assets and regulatory liabilities totaled $368.9 million and $49.2 million, respectively. For additional information on our regulatory assets and liabilities, see Note 2 and Note 4 to Consolidated Financial Statements.

Pension Plan Assumptions. Pension plan assumptions are significant inputs to the actuarial models that measure pension benefit obligations and pension expense. The cost of providing benefits under the Pension Plan is dependent on historical information such as employee age, length of service, level of compensation and the actual rate of return on plan assets. In addition, certain assumptions relating to the future are used to determine pension expense including mortality assumptions, the discount rate applied to benefit obligations, the expected rate of return on plan assets and the rate of compensation increase, among others. Assets of the Pension Plan are held in trust and consist principally of equity and fixed income mutual funds and investments in UGI Corporation Common Stock. Changes in plan assumptions as well as fluctuations in actual equity or fixed income market returns could have a material impact on future pension costs. We believe the two most critical assumptions are (1) the expected rate of return on plan assets and (2) the discount rate. A decrease in the expected rate of return on Pension Plan assets of 50 basis points to a rate of 6.90% would result in an increase in pre-tax pension cost of approximately $1.6 million in Fiscal 2018. A decrease in the discount rate of 50 basis points to a rate of 3.50% would result in an increase in pre-tax pension cost of approximately $4.0 million in Fiscal 2018. For additional information on our Pension Plan, see Note 9 to Consolidated Financial Statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of September 30, 2017, were effective at the reasonable assurance level.

(b)
Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Company’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013 Framework”).

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

Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2017, based on the COSO 2013 Framework. Ernst & Young LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017, as stated in their report, which appears herein.

(c)
Effective on September 4, 2017, we implemented a new customer service and meter management system to replace our legacy system. The implementation resulted in greater automation of internal controls in the UGI Utilities Meter-to-Bill cycle and we consider the system replacement to be material. As a result of the implementation, controls that were previously determined to be effective were replaced with new or modified controls that were also determined to be effective. Other than this system implementation, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III:

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by Ernst & Young LLP, the Company’s independent registered public accounting firm in Fiscal 2017 and Fiscal 2016, were as follows:

	2017	2016
Audit Fees (1)	$915,301	$1,313,781
Audit-Related Fees (2)	480,458	0
Tax Fees (3)	71,926	0
All Other Fees (4)	66,711	0
Total Fees for Services Provided	$1,534,396	$1,313,781

(1) Audit fees for Fiscal 2017 and Fiscal 2016 were for audit services, including (i) the annual audit of the consolidated financial statements of the Company, (ii) regulatory-basis financial statements, and (iii) review of the interim financial statements included in the Quarterly Reports on Form 10-Q of the Company.
(2) Audit-Related Fees for Fiscal 2017 related to pre-implementation reviews of the Company’s new information technology system.
(3) Tax Fees for Fiscal 2017 were for tax compliance or advisory services at the Company.
(4) All Other Fees for Fiscal 2017 were for services provided for the implementation of ASC 606.

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
Included under Item 8 are the following financial statements and supplementary data:
Report of Independent Registered Public Accounting Firm (on Internal Control over Financial Reporting) - Ernst & Young LLP
Report of Independent Registered Public Accounting Firm (on Consolidated Financial Statements and Schedule) - Ernst & Young LLP
Consolidated Balance Sheets as of September 30, 2017 and 2016
Consolidated Statements of Income for the years ended September 30, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the years ended September 30, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended September 30, 2017, 2016 and 2015
Consolidated Statements of Stockholder’s Equity for the years ended September 30, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:
For the years ended September 30, 2017, 2016 and 2015
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
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit
3.1	UGI Utilities’ Amended and Restated Articles of Incorporation.	Utilities	Registration Statement No. 333-72540 (10/31/01)	3
3.2	Bylaws of UGI Utilities, Inc., as amended and restated as of July 25, 2017.	Utilities	Form 8-K (7/25/17)	3.1
4
Instruments defining the rights of security holders, including indentures. (The Company agrees to furnish to the Commission upon request a copy of any instrument defining the rights of holders of its long-term debt not required to be filed pursuant to the description of Exhibit 4 contained in Item 601 of Regulation S-K).

4.1	UGI Utilities’ Amended and Restated Articles of Incorporation and Amended and Restated Bylaws referred to in Exhibit Nos. 3.1 and 3.2.
4.2
Indenture, dated as of August 1, 1993, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, as successor trustee, incorporated by reference to the Registration Statement on Form S-3 filed on April 8, 1994.
		Utilities	Registration Statement No. 33-77514 (4/8/94)	4(c)
4.3	Supplemental Indenture, dated as of September 15, 2006, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, successor trustee to Wachovia Bank, National Association.	Utilities	Form 8-K (9/12/06)	4.2
4.4	Form of Fixed Rate Medium-Term Note.	Utilities	Form 8-K (8/26/94)	(4)i
4.5	Form of Fixed Rate Series B Medium-Term Note.	Utilities	Form 8-K (8/1/96)	4(i)
4.6	Form of Floating Rate Series B Medium-Term Note.	Utilities	Form 8-K (8/1/96)	4(ii)
4.7	Officer’s Certificate establishing Medium-Term Notes Series.	Utilities	Form 8-K (8/26/94)	4(iv)
4.8	Form of Officer’s Certificate establishing Series B Medium-Term Notes under the Indenture.	Utilities	Form 8-K (8/1/96)	4(iv)
4.9	Form of Officers’ Certificate establishing Series C Medium-Term Notes under the Indenture.	Utilities	Form 8-K (5/21/02)	4.2
4.10	Forms of Floating Rate and Fixed Rate Series C Medium-Term Notes.	Utilities	Form 8-K (5/21/02)	4.1
4.11	Form of Note Purchase Agreement dated October 30, 2013 between the Company and the purchasers listed as signatories thereto.	Utilities	Form 8-K (10/30/13)	4.1
4.12	Note Purchase Agreement dated April 22, 2016 between the Company and the purchasers listed as signatories thereto.	Utilities	Form 8-K (4/28/16)	4.1

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.1**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of September 5, 2014.	UGI	Form 10-K (9/30/16)	10.25
10.2**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of September 5, 2014 - Terms and Conditions as effective January 1, 2016.	UGI	Form 10-K (9/30/16)	10.26
10.3**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, effective as of September 5, 2014.	UGI	Form 10-K (9/30/16)	10.30
10.4**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for Non Employee Directors, dated January 24, 2017.	UGI	Form 10-Q (6/30/17)	10.5
10.5**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, effective as of September 5, 2014 - Terms and Conditions for Non-Employee Directors effective January 1, 2016.	UGI	Form 10-K (9/30/16)	10.31
10.6**	UGI Corporation 2009 Deferral Plan, as Amended and Restated effective June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.6
10.7**	UGI Corporation Senior Executive Employee Severance Plan, as amended and restated as of June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.7
*10.8**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective April 1, 2015.
10.9**	UGI Corporation 2009 Supplemental Executive Retirement Plan for New Employees, as Amended and Restated effective June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.1
10.10**	UGI Utilities, Inc. Executive Annual Bonus Plan, effective as of October 1, 2006, as amended as of November 16, 2012.	Utilities	Form 10-Q (3/31/13)	10.2
10.11**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Performance Unit Grant Letter for UGI and Utilities Employees, dated January 1, 2017.	UGI	Form 10-Q (6/30/17)	10.3
10.12**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for UGI, Utilities and AmeriGas Employees, dated January 1, 2017.	UGI	Form 10-Q (6/30/17)	10.2
10.13**	UGI Utilities, Inc. Senior Executive Employee Severance Plan, as amended as of July 10, 2017.	Utilities	Form 10-Q (6/30/17)	10.1

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.14**	UGI Corporation Executive Annual Bonus Plan effective as of October 1, 2006, as amended November 16, 2012.	UGI	Form 10-Q (3/31/13)	10.14
10.15	FSS Service Agreement No. 79028 effective as of December 1, 2014 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.	Utilities	Form 10-K (9/30/14)	10.16
10.16	SST Service Agreement No. 79133 effective as of December 1, 2014 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.	Utilities	Form 10-K (9/30/14)	10.19
10.17	Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2015.	Utilities	Form 10-K (9/30/16)	10.19
10.18	Credit Agreement, dated as of March 27, 2015 among UGI Utilities, Inc., as borrower, PNC Bank, National Association, as administrative agent, Citizens Bank of Pennsylvania, as syndication agent, PNC Capital Markets LLC and Citizens Bank, N.A., as joint lead arrangers and joint bookrunners, and the other financial institutions from time to time parties thereto.	Utilities	Form 8-K (3/27/15)	10.1
10.19	Credit Agreement, dated October 31, 2017, by and among UGI Utilities, Inc., PNC Bank National Association, as administrative agent, The Bank of New York Mellon, as syndication agent, and certain other lenders named therein.	Utilities	Form 8-K (10/31/17)	10.1

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

*12.1	Computation of Ratio of Earnings to Fixed Charges.
14	Code of Ethics for principal executive, financial and accounting officers.	UGI	Form 10-K (9/30/03)	14
*23	Consent of Ernst & Young LLP.
*31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2017, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Labels Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	As required by Item 15(a)(3), this exhibit is identified as a compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

Exhibit No.	Description

10.8	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective April 1, 2015.

12.1	Computation of Ratio of Earnings to Fixed Charges

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UGI UTILITIES, INC.
Date:	November 21, 2017	By:	/s/ Daniel J. Platt
Daniel J. Platt
Vice President - Finance and Chief Financial Officer, Assistant Secretary and Treasurer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 21, 2017 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title
/s/ Robert F. Beard	President and Chief Executive Officer (Principal Executive
Robert F. Beard	Officer) and Director

/s/ Daniel J. Platt	Vice President — Finance and Chief Financial Officer, Assistant
Daniel J. Platt	Secretary and Treasurer (Principal Financial Officer)

/s/ Megan Mattern	Controller (Principal Accounting Officer)
Megan Mattern

/s/ Marvin O. Schlanger	Chairman and Director
Marvin O. Schlanger

/s/ John L. Walsh	Vice Chairman and Director
John L. Walsh

/s/ M. Shawn Bort	Director
M. Shawn Bort

/s/ Theodore A. Dosch	Director
Theodore A. Dosch

/s/ Richard W. Gochnauer	Director
Richard W. Gochnauer

/s/ Frank S. Hermance	Director
Frank S. Hermance

/s/ Anne Pol	Director
Anne Pol

/s/ James B. Stallings, Jr.	Director
James B. Stallings, Jr.

/s/ Roger B. Vincent	Director
Roger B. Vincent
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material was sent to security holders in Fiscal 2017.

UGI UTILITIES, INC. AND SUBSIDIARIES
FINANCIAL INFORMATION
FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
YEAR ENDED SEPTEMBER 30, 2017

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of UGI Utilities, Inc.:

We have audited UGI Utilities, Inc. and subsidiaries' internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). UGI Utilities, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, UGI Utilities, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UGI Utilities, Inc. and subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholder’s equity and cash flows for each of the three years in the period ended September 30, 2017 and our report dated November 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 21, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of UGI Utilities, Inc.

We have audited the accompanying consolidated balance sheets of UGI Utilities, Inc. and subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholder’s equity and cash flows for each of the three years in the period ended September 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UGI Utilities, Inc. and subsidiaries at September 30, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), UGI Utilities, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 21, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 21, 2017

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	September 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$5,203	$2,819
Restricted cash	3,046	583
Accounts receivable (less allowances for doubtful accounts of $4,052 and $3,946, respectively)	53,720	44,692
Accounts receivable — related parties	2,807	398
Accrued utility revenues	13,296	12,753
Inventories	53,309	42,340
Prepaid income taxes	7,711	1,956
Regulatory assets	8,338	3,208
Derivative instruments	1,354	4,263
Prepaid expenses	8,450	10,499
Other current assets	7,956	11,510
Total current assets	165,190	135,021
Property, plant and equipment	3,285,329	2,998,915
Less accumulated depreciation and amortization	(1,010,781)	(975,374)
Net property, plant and equipment	2,274,548	2,023,541
Goodwill	182,145	182,145
Regulatory assets	360,591	391,933
Other assets	11,541	10,451
Total assets	$2,994,015	$2,743,091
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$39,996	$19,986
Short-term borrowings	170,000	112,500
Accounts payable — trade	71,559	65,180
Accounts payable — related parties	6,890	3,995
Employee compensation and benefits accrued	21,851	16,323
Interest accrued	16,200	7,605
Customer deposits and advances	35,278	41,391
Derivative instruments	1,071	310
Regulatory liability — deferred fuel and power refunds	10,621	22,299
Other current liabilities	40,016	44,321
Total current liabilities	413,482	333,910
Long-term debt	711,105	651,455
Deferred income taxes	635,465	550,229
Deferred investment tax credits	2,950	3,268
Pension and other postretirement benefit obligations	143,674	184,516
Other noncurrent liabilities	99,434	94,976
Total liabilities	2,006,110	1,818,354
Commitments and contingencies (Note 12)
Common stockholder’s equity:
Common Stock, $2.25 par value (authorized — 40,000,000 shares; issued and outstanding — 26,781,785 shares)	60,259	60,259
Additional paid-in capital	473,580	473,580
Retained earnings	480,857	422,516
Accumulated other comprehensive loss	(26,791)	(31,618)
Total common stockholder’s equity	987,905	924,737
Total liabilities and stockholder’s equity	$2,994,015	$2,743,091
See accompanying Notes to Consolidated Financial Statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)

	Year Ended September 30,
	2017	2016	2015
Revenues	$887,588	$768,484	$1,041,581
Costs and expenses:
Cost of sales — gas, fuel and purchased power (excluding depreciation shown below)	367,279	289,786	510,784
Operating and administrative expenses	199,997	180,842	206,319
Operating and administrative expenses — related parties	12,354	11,863	11,956
Taxes other than income taxes	15,648	15,789	16,134
Depreciation	69,778	64,260	59,841
Amortization	2,554	3,043	3,749
Other operating (income) expense, net	(8,329)	2,000	(8,869)
	659,281	567,583	799,914
Operating income	228,307	200,901	241,667
Interest expense	40,212	37,630	41,128
Income before income taxes	188,095	163,271	200,539
Income taxes	72,054	65,898	79,484
Net income	$116,041	$97,373	$121,055
See accompanying Notes to Consolidated Financial Statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)

	Year Ended September 30,
	2017	2016	2015
Net income	$116,041	$97,373	$121,055
Net losses on derivative instruments (net of tax of $0, $12,016 and $2,911, respectively)	—	(16,942)	(4,105)
Reclassifications of net losses on derivative instruments (net of tax of $(1,409), $(1,112) and $(1,109), respectively)	1,988	1,568	1,565
Benefit plans, principally actuarial gains (losses) (net of tax of $(1,336), $2,267 and $2,469, respectively)	1,883	(3,197)	(3,482)
Reclassifications of benefit plans actuarial losses and net prior service credits (net of tax of $(678), $(454) and $(367), respectively)	956	639	517
Other comprehensive income (loss)	4,827	(17,932)	(5,505)
Comprehensive income	$120,868	$79,441	$115,550
See accompanying Notes to Consolidated Financial Statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended September 30,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$116,041	$97,373	$121,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,332	67,303	63,590
Deferred income taxes, net	78,568	76,938	29,356
Pension contributions, net of pension cost	4,017	1,580	(1,415)
Settlement of interest rate protection agreements	—	(35,975)	—
Provision for uncollectible accounts	8,030	7,760	13,498
Other, net	9,664	(10,112)	3,228
Net change in:
Accounts receivable and accrued utility revenues	(25,253)	1,120	7,297
Inventories	(10,969)	9,376	43,503
Deferred fuel costs, net of changes in unsettled derivatives	(15,385)	(22,740)	51,778
Accounts payable	2,107	(3,053)	(7,649)
Other current assets	(2,108)	(70)	(9,723)
Other current liabilities	6,550	15,870	(7,808)
Net cash provided by operating activities	243,594	205,370	306,710
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(305,311)	(250,584)	(203,192)
Net costs of property, plant and equipment disposals	(12,735)	(7,940)	(10,443)
(Increase) decrease in restricted cash	(2,463)	6,019	(3,010)
Net cash used by investing activities	(320,509)	(252,505)	(216,645)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(57,700)	(47,000)	(65,600)
Increase (decrease) in short-term borrowings	57,500	40,800	(14,600)
Issuances of long-term debt, net of issuance costs	99,499	298,379	—
Repayments of long-term debt	(20,000)	(247,000)	(20,000)
Excess tax benefits from equity-based payment arrangements	—	1,676	833
Net cash provided (used) by financing activities	79,299	46,855	(99,367)
Cash and cash equivalents increase (decrease)	$2,384	$(280)	$(9,302)
CASH AND CASH EQUIVALENTS:
End of year	$5,203	$2,819	$3,099
Beginning of year	2,819	3,099	12,401
Increase (decrease)	$2,384	$(280)	$(9,302)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$29,449	$36,155	$38,405
Income taxes	$2,080	$(19,758)	$54,427
See accompanying Notes to Consolidated Financial Statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(Thousands of dollars)

	Year Ended September 30,
	2017	2016	2015
Common stock, without par value
Balance, beginning of year	$60,259	$60,259	$60,259
Balance, end of year	$60,259	$60,259	$60,259

Retained earnings
Balance, beginning of year	$422,516	$372,143	$316,688
Net income	116,041	97,373	121,055
Cash dividends — Common Stock	(57,700)	(47,000)	(65,600)
Balance, end of year	$480,857	$422,516	$372,143

Additional paid-in capital
Balance, beginning of year	$473,580	$471,904	$471,071
Excess tax benefits on equity-based compensation	—	1,676	833
Balance, end of year	$473,580	$473,580	$471,904

Accumulated other comprehensive income (loss)
Balance, beginning of year	$(31,618)	$(13,686)	$(8,181)
Net losses on derivative instruments	—	(16,942)	(4,105)
Reclassifications of net losses on derivative instruments	1,988	1,568	1,565
Benefit plans, principally actuarial gains (losses)	1,883	(3,197)	(3,482)
Reclassifications of benefit plans actuarial losses and net prior service credits	956	639	517
Balance, end of year	$(26,791)	$(31,618)	$(13,686)

Total UGI Utilities, Inc. stockholder’s equity	$987,905	$924,737	$890,620
See accompanying Notes to Consolidated Financial Statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except where indicated otherwise)
1. NATURE OF OPERATIONS
UGI Utilities, Inc. (“UGI Utilities”), a wholly owned subsidiary of UGI Corporation (“UGI”), and UGI Utilities’ wholly owned subsidiaries UGI Penn Natural Gas, Inc. (“PNG”) and UGI Central Penn Gas, Inc. (“CPG”), own and operate natural gas distribution utilities in eastern and central Pennsylvania and in a portion of one Maryland county. UGI Utilities also owns and operates an electric distribution utility in northeastern Pennsylvania (“Electric Utility”). UGI Utilities’ natural gas distribution utility is referred to as “UGI Gas.” UGI Gas, PNG and CPG are collectively referred to as “Gas Utility.” Gas Utility is subject to regulation by the Pennsylvania Public Utility Commission (“PUC”) and, with respect to a small service territory in one Maryland county, the Maryland Public Service Commission, and Electric Utility is subject to regulation by the PUC. Gas Utility and Electric Utility are collectively referred to as “Utilities.” Prior to June 1, 2015, PNG also had a heating, ventilation and air-conditioning service business which operated principally in the PNG service territory (“PNG HVAC Business”). The assets of the PNG HVAC Business principally comprising customer contracts were sold on June 1, 2015.
The term “UGI Utilities” is used herein as an abbreviated reference to UGI Utilities, Inc., or collectively to UGI Utilities, Inc. and its subsidiaries, including PNG and CPG.
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
Fair Value Measurements
The Company applies fair value measurements on a recurring and, as otherwise required under GAAP, on a nonrecurring basis. Fair value in GAAP is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Fair value measurements performed on a recurring basis principally relate to derivative instruments.
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
(Thousands of dollars, except where indicated otherwise)

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
Derivative Instruments
Derivative instruments are reported on the Consolidated Balance Sheets at their fair values, unless the derivative instruments qualify for the normal purchase and normal sale (“NPNS”) exception under GAAP. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is subject to regulatory ratemaking mechanisms or is designated and qualifies for hedge accounting.
Gains and losses on substantially all of the derivative instruments used by UGI Utilities (for which NPNS has not been elected) to hedge commodity prices are included in regulatory assets and liabilities in accordance with GAAP regarding accounting for rate-regulated entities. Certain of our derivative instruments are designated and qualify as cash flow hedges. For cash flow hedges, changes in the fair values of the derivative financial instruments are recorded in accumulated other comprehensive income (loss) (“AOCI”), to the extent effective at offsetting changes in the hedged item, until earnings are affected by the hedged item. We discontinue cash flow hedge accounting if occurrence of the forecasted transaction is determined to be no longer probable. Hedge accounting is also discontinued for derivatives that cease to be highly effective. Certain other commodity derivative financial instruments, although generally effective as hedges, do not qualify for hedge accounting treatment. Changes in the fair values of these derivative instruments are reflected in net income. Cash flows from derivative financial instruments are included in cash flows from operating activities.
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
(Thousands of dollars, except where indicated otherwise)

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
We are amortizing deferred investment tax credits related to UGI Utilities’ plant additions over the service lives of the related property. UGI Utilities reduces its deferred income tax liability for the future tax benefits that will occur when the deferred investment tax credits, which are not taxable, are amortized. We also reduce the regulatory income tax asset for the probable reduction in future revenues that will result when such deferred investment tax credits amortize.
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
Cash and Cash Equivalents
For cash flow purposes, cash and cash equivalents include cash on hand, cash in banks and highly liquid investments with maturities of three months or less when purchased.
Restricted Cash
Restricted cash represents those cash balances in our commodity futures brokerage accounts that are restricted from withdrawal.
Inventories
Our inventories are stated at the lower of cost or net realizable value. We determine cost using an average cost method for substantially all of our inventory.
Property, Plant and Equipment and Related Depreciation
We record property, plant and equipment at original cost. Capitalized costs include labor, materials and other direct and indirect costs, and allowance for funds used during construction (“AFUDC”). The amounts assigned to property, plant and equipment of acquired businesses are based upon estimated fair value at date of acquisition.
We record depreciation expense for Utilities’ plant and equipment on a straight-line basis based upon projected service lives of the various classes of its depreciable property. The estimated useful lives of the classes of depreciable property are reviewed by a third party and adjusted, if necessary, as part of periodic service life studies required by the PUC. The average composite depreciation rates at our Gas Utility and Electric Utility for Fiscal 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Gas Utility	2.2%	2.2%	2.2%
Electric Utility	2.4%	2.5%	2.5%
When Utilities retires depreciable utility plant and equipment, we charge the original cost to accumulated depreciation for financial accounting purposes. Costs incurred to retire utility plant and equipment, net of salvage, are recorded in regulatory assets and amortized over five years, consistent with prior ratemaking treatment (See Note 4).
We include in property, plant and equipment costs associated with computer software we develop or obtain for use in our businesses. Information technology costs associated with major system installations, conversions and improvements, such as software training, data conversion, business process reengineering costs and preliminary project stage costs are deferred as a regulatory asset if the Company expects to recover these costs in future rates, and the deferral is reported as a component of property, plant and equipment. We amortize computer software costs on a straight-line basis over expected periods of benefit not exceeding fifteen years once the installed software is ready for its intended use.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except where indicated otherwise)

No depreciation expense is included in cost of sales in the Consolidated Statements of Income.
Goodwill
Our goodwill is the result of Gas Utility business acquisitions. We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level. A reporting unit is the operating segment, or a business one level below the operating segment (a component) if discrete financial information is prepared and regularly reviewed by segment management. Components are aggregated as a single reporting unit if they have similar economic characteristics. A reporting unit with goodwill is required to perform an impairment test annually or whenever events or circumstances indicate that the value of goodwill may be impaired. During the fourth quarter of Fiscal 2017, the Company adopted new accounting guidance simplifying the test for goodwill impairment. The adoption of the new guidance did not impact the consolidated financial statements (see Note 3).
We are required to recognize an impairment charge under GAAP if the carrying amount of a reporting unit exceeds its fair value. From time to time, we may assess qualitative factors to determine whether it is more likely than not that the fair value of such reporting unit is less than its carrying amount. From time to time, we may bypass the qualitative assessment and perform the quantitative assessment by comparing the fair values of the reporting units with their carrying amounts, including goodwill. We determine fair values generally based on a weighting of income and market approaches. For purposes of the income approach, fair values are determined based upon the present value of the reporting unit’s estimated future cash flows, including an estimate of the reporting unit’s terminal value based upon these cash flows, discounted at appropriate risk-adjusted rates. We use our internal forecasts to estimate future cash flows which may include estimates of long-term future growth rates based upon our most recent reviews of the long-term outlook for each reporting unit. Cash flow estimates used to establish fair values under our income approach involve management judgments based on a broad range of information and historical results. In addition, external economic and competitive conditions can influence future performance. For purposes of the market approach, we use valuation multiples for companies comparable to our reporting units. The market approach requires judgment to determine the appropriate valuation multiples. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to such excess but not to exceed the total amount of the goodwill of the reporting unit.
No provisions for goodwill impairments were recorded during Fiscal 2017, Fiscal 2016 or Fiscal 2015.
Impairment of Long-Lived Assets
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate recoverability based upon undiscounted future cash flows expected to be generated by such assets. No provisions for impairments were recorded during Fiscal 2017, Fiscal 2016 or Fiscal 2015.
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
Equity-Based Compensation
All of our equity-based compensation, principally comprising UGI stock options and grants of UGI stock-based equity instruments (“UGI Units”), is measured at fair value on the grant date, date of modification or end of the period, as applicable. Compensation expense is recognized on a straight-line basis over the requisite service period. Depending upon the settlement terms of the awards, equity-based compensation costs are measured based upon the fair value of the award on the date of grant or the fair value of the award as of the end of each reporting period. In Fiscal 2017, the Company adopted new accounting guidance issued to simplify several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. (see Note 3).
For additional information on our equity-based compensation plans and related disclosures, see Note 11.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except where indicated otherwise)

Environmental Matters
We are subject to environmental laws and regulations intended to mitigate or remove the effects of past operations and improve or maintain the quality of the environment. These laws and regulations require the removal or remedy of the effect on the environment of the disposal or release of certain specified hazardous substances at current or former operating sites.
Environmental reserves are accrued when assessments indicate that it is probable that a liability has been incurred and an amount can be reasonably estimated. Amounts recorded as environmental liabilities on the balance sheets represent our best estimate of costs expected to be incurred or, if no best estimate can be made, the minimum liability associated with a range of expected environmental investigation and remediation costs. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. In those instances for which the amount and timing of cash payments associated with environmental investigation and cleanup are reliably determinable, we discount such liabilities to reflect the time value of money. We intend to pursue recovery of incurred costs through all appropriate means, including regulatory relief. UGI Gas, CPG and PNG receive ratemaking recognition of environmental investigation and remediation costs associated with their environmental sites.  This ratemaking recognition balances the accumulated difference between historical costs and rate recoveries with an estimate of future costs associated with the sites. For further information, see Note 12.

3. ACCOUNTING CHANGES

Adoption of New Accounting Standard

Cash Flow Classification. During the fourth quarter of Fiscal 2017, the Company adopted new accounting guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is generally required to be applied retrospectively. The adoption of the new guidance did not impact our consolidated financial statements.

Goodwill Impairment. During the fourth quarter of Fiscal 2017, the Company adopted new accounting guidance regarding the test for goodwill impairment. Under the new accounting guidance, an entity will perform its goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value but not to exceed the total amount of the goodwill of the reporting unit. The guidance is required to be applied prospectively. The adoption of the new guidance did not impact our consolidated financial statements.

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
Accounting Standards Not Yet Adopted

Pension and Other Postretirement Benefit Costs. In March 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU requires entities to disaggregate the service cost component from the other components of net periodic benefit costs and present it with compensation costs for related employees in the income statement. The other components are required to be presented elsewhere in the income statement and outside of operating income. The amendments in this ASU permit only the service cost component to be eligible for capitalization when applicable. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017 (Fiscal 2019). Early adoption is permitted. The amendments in the ASU should generally be adopted on a retrospective basis. The Company is in the process of assessing the impact on its financial statements from the adoption of the new guidance and determining the period in which the new guidance will be adopted.

Restricted Cash. In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows: Restricted Cash.” This ASU provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017 (Fiscal 2019). Early adoption is permitted. The amendments in the ASU are required to be adopted on a retrospective basis. The Company is in the process of assessing the impact on its financial statements from the adoption of the new guidance and determining the period in which the new guidance will be adopted.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except where indicated otherwise)

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

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The guidance provided under ASU 2014-09, as amended, supersedes the revenue recognition requirements in ASC No. 605, “Revenue Recognition,” and most industry-specific guidance included in the ASC. ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for the Company for interim and annual periods beginning after December 15, 2017 (Fiscal 2019) and allows for either full retrospective adoption or modified retrospective adoption.

The Company is in the process of analyzing the impact of the new guidance using an integrated approach which includes evaluating differences in the amount and timing of revenue recognition from applying the requirements of the new guidance, reviewing its accounting policies and practices, and assessing the need for changes to its processes, accounting systems and design of internal controls. The Company has completed the assessment of a significant number of its contracts with customers under the new guidance to determine the effect of the adoption of the new guidance. Although the Company has not completed its assessment of the impact of the new guidance, the Company does not expect its adoption will have a material impact on its consolidated financial statements. The Company continues to monitor developments associated with certain utility industry specific guidance for possible impacts on the recognition of revenue.

The Company currently anticipates that it will adopt the new standard using the modified retrospective transition method effective October 1, 2018. The ultimate decision with respect to the transition method that it will use will depend upon the completion of the Company’s analysis including confirming its preliminary conclusion that the adoption of the new guidance will not have a material impact on its consolidated financial statements.

4. REGULATORY ASSETS AND LIABILITIES AND REGULATORY MATTERS
The following regulatory assets and liabilities are included in our Consolidated Balance Sheets at September 30:

	2017	2016
Regulatory assets:
Income taxes recoverable	$121,421	$115,643
Underfunded pension and postretirement plans	141,310	183,129
Environmental costs	61,566	59,397
Deferred fuel and power costs	7,685	151
Removal costs, net	30,996	27,956
Other	5,951	8,865
Total regulatory assets	$368,929	$395,141
Regulatory liabilities (a):
Postretirement benefits overcollections	$17,493	$17,519
Deferred fuel and power refunds	10,621	22,299
State income tax benefits — distribution system repairs	18,430	15,086
Other	2,686	665
Total regulatory liabilities	$49,230	$55,569

(a)	Regulatory liabilities, other than deferred fuel and power refunds, are recorded in “Other current liabilities” and “Other noncurrent liabilities” on the Consolidated Balance Sheets.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except where indicated otherwise)

Other than removal costs, UGI Utilities currently does not recover a rate of return on the regulatory assets included in the table above.
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
Underfunded pension and other postretirement plans. This regulatory asset represents the portion of net actuarial losses and prior service costs (credits) associated with pension and other postretirement benefits which are probable of being recovered through future rates based upon established regulatory practices. These regulatory assets are adjusted annually or more frequently under certain circumstances when the funded status of the plans is recorded in accordance with GAAP. These costs are amortized over the average remaining future service lives of plan participants.
Environmental costs. Environmental costs principally represent estimated probable future environmental remediation and investigation costs that UGI Gas, CPG and PNG expect to incur, primarily at Manufactured Gas Plant (“MGP”) sites in Pennsylvania, in conjunction with remediation consent orders and agreements with the Pennsylvania Department of Environmental Protection (“DEP”). Pursuant to base rate orders, UGI Gas, PNG and CPG receive ratemaking recognition of estimated environmental investigation and remediation costs associated with their environmental sites. This ratemaking recognition balances the accumulated difference between historical costs and rate recoveries with an estimate of future costs associated with the sites. At September 30, 2017, the period over which UGI Gas, PNG and CPG expect to recover these costs will depend upon future remediation activity. For additional information on environmental costs, see Note 12.

Removal costs, net. This regulatory asset represents costs incurred, net of salvage, associated with the retirement of depreciable utility plant. As required by PUC ratemaking, removal costs include actual costs incurred associated with asset retirement obligations. Consistent with prior ratemaking treatment, UGI Utilities expects to recover these costs over five years.
Postretirement benefit overcollections. This regulatory liability represents the difference between amounts recovered through rates by UGI Gas and Electric Utility and actual costs incurred in accordance with accounting for postretirement benefits. With respect to UGI Gas, postretirement benefit overcollections are generally being refunded to customers over a ten-year period beginning October 19, 2016, the date UGI Gas’ Joint Petition pursuant to its January 19, 2016 base rate filing became effective (see “Base Rate Filings” below). With respect to Electric Utility, the excess of the amounts recovered through rates and the actual costs incurred in accordance with accounting for postretirement benefits is being deferred for future rate refund to customers.
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
Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel costs or refunds. Net unrealized gains on such contracts at September 30, 2017 and 2016, were $146 and $4,263, respectively.

In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains financial transmission rights (“FTRs”). FTRs are derivative instruments that entitle the holder to receive compensation for electricity transmission congestion charges when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its DS costs, realized and unrealized gains or losses on FTRs are included in deferred fuel and power costs or deferred fuel and power refunds. Unrealized gains or losses on FTRs at September 30, 2017 and 2016, were not material.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except where indicated otherwise)

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
Other Regulatory Matters

Base Rate Filings. On January 19, 2017, PNG filed a rate request with the PUC to increase PNG’s annual base operating revenues for residential, commercial and industrial customers by $21,700 annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service. On June 30, 2017, all active parties supported the filing of a Joint Petition for Approval of Settlement of all issues with the PUC providing for an $11,250 PNG annual base distribution rate increase. On August 31, 2017, the PUC approved the Joint Petition and the increase became effective October 20, 2017.

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

PNG and CPG received PUC approval on a DSIC tariff, initially set at zero, in 2014. PNG and CPG began charging a DSIC at a rate other than zero, beginning on April 1, 2015 and April 1, 2016, respectively. In March 2016, PNG and CPG filed petitions, seeking approval to increase the maximum allowable DSIC from 5% to 10% of billed distribution revenues. On May 10, 2017, the PUC issued a final Order to approve an increase of the maximum allowable DSIC to 7.5% of billed distribution revenues effective July 1, 2017, for PNG and CPG, pending reconsideration at each company’s Long-term Infrastructure Improvement Plan filing in 2018.

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

Preliminary Stage Information Technology Costs. During Fiscal 2016, we determined that certain preliminary project stage costs associated with an ongoing information technology project at UGI Utilities were probable of future recovery in rates in accordance with GAAP related to regulated entities. As a result, during Fiscal 2016, we capitalized $5,830 of such project costs ($5,375 of which had been expensed prior to Fiscal 2016) and recorded associated increases to utility property, plant and equipment ($2,755) and regulatory assets ($3,075). Subsequent to this determination, we continue to capitalize such preliminary stage project costs in accordance with GAAP related to regulated entities.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except where indicated otherwise)

5. INVENTORIES
Inventories comprise the following at September 30:

	2017	2016
Gas Utility natural gas	$39,486	$29,223
Materials, supplies and other	13,823	13,117
Total inventories	$53,309	$42,340
At September 30, 2017, UGI Utilities was a party to five principal storage contract administrative agreements (“SCAAs”) having terms ranging from one to three years. Four of the SCAAs were with UGI Energy Services, LLC (“Energy Services”), a second-tier, wholly owned subsidiary of UGI (see Note 18), and one of the SCAAs was with a non-affiliate. Pursuant to SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the terms of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished for which UGI Utilities has the rights), are included in the caption “Gas Utility natural gas” in the table above.
The carrying values of gas storage inventories released under the SCAAs at September 30, 2017 and 2016, comprising 9.1 billion cubic feet (“bcf”) and 8.1 bcf of natural gas, were $26,064 and $18,773, respectively. At September 30, 2017 and 2016, UGI Utilities held a total of $15,040 and $19,100, respectively, of security deposits received from its SCAA counterparties. These amounts are included in “Other current liabilities” on the Consolidated Balance Sheets.
For additional information related to the SCAAs with Energy Services, see Note 18.

6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprise the following categories at September 30:

	2017	2016
Distribution	$2,835,339	$2,634,191
Transmission	96,430	93,454
Construction in process	112,563	103,929
General and other	240,997	167,341
Total property, plant and equipment	$3,285,329	$2,998,915

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except where indicated otherwise)

7. DEBT
Long-term debt comprises the following at September 30:

	2017	2016
Senior Notes:
4.12%, due September 2046	$200,000	$200,000
4.98%, due March 2044	175,000	175,000
4.12%, due October 2046	100,000	—
6.21%, due September 2036	100,000	100,000
2.95%, due June 2026	100,000	100,000
Medium-Term Notes:
6.17%, due June 2017	—	20,000
7.25%, due November 2017	20,000	20,000
5.67%, due January 2018	20,000	20,000
6.50%, due August 2033	20,000	20,000
6.13%, due October 2034	20,000	20,000
Total long-term debt	755,000	675,000
Less: unamortized debt issuance costs	(3,899)	(3,559)
Less: current maturities	(39,996)	(19,986)
Total long-term debt due after one year	$711,105	$651,455
Principal payments on long-term debt during the next five fiscal years is as follows: $40,000 is due in Fiscal 2018; $0 is due in Fiscal 2019 through Fiscal 2022.
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

On October 31, 2017, UGI Utilities entered into a $125,000 unsecured term loan (the “Term Loan”) with a group of banks which initially matures on October 30, 2018.  Such maturity will be automatically extended to October 30, 2022 once UGI Utilities delivers to the agent a copy of the securities certificate registered with the PUC authorizing UGI Utilities’ incurring indebtedness with such maturity date.  Proceeds from the Term Loan were used to repay revolving credit balances and for general corporate purposes. The outstanding principal amount of the Term Loan is payable in equal quarterly installments of $1,563 with the balance of the principal being due and payable in full on the maturity date.  Under the term loan, UGI Utilities may borrow at various prevailing market interest rates, including LIBOR and the banks’ prime rate, plus a margin.  The margin on such borrowings ranges from 0.0% to 1.875% and is based upon the credit ratings of certain indebtedness of UGI Utilities.  The Term Loan requires UGI Utilities to not exceed a ratio of Consolidated Debt to Consolidated Total Capital, as defined.
UGI Utilities has an unsecured credit agreement (the “Credit Agreement”) with a group of banks providing for borrowings of up to $300,000 (including a $100,000 sublimit for letters of credit) which expires in March 2020. Under the Credit Agreement, UGI Utilities may borrow at various prevailing market interest rates, including LIBOR and the banks’ prime rate, plus a margin. The margin on such borrowings ranges from 0.0% to 1.75% and is based upon the credit ratings of certain indebtedness of UGI Utilities. UGI Utilities had borrowings outstanding under the credit agreements, which we classify as “Short-term borrowings” on the Consolidated Balance Sheets, totaling $170,000 and $112,500 at September 30, 2017 and 2016, respectively. The weighted-average interest rates on the credit agreement borrowings at September 30, 2017 and 2016 were 2.11% and 1.42%, respectively. Issued and outstanding letters of credit, which reduce available borrowings under the credit agreements, totaled $2,009 and $2,009 at September 30, 2017 and 2016, respectively.

Restrictive Covenants. Certain of UGI Utilities Senior Notes include the usual and customary covenants for similar type notes including, among others, maintenance of existence, payment of taxes when due, compliance with laws and maintenance of

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except where indicated otherwise)

insurance. These Senior Notes also contain restrictive and financial covenants including a requirement that UGI Utilities not exceed a ratio of Consolidated Debt to Consolidated Total Capital, as defined, of 0.65 to 1.00.

The UGI Utilities Credit Agreement requires UGI Utilities not to exceed a ratio of Consolidated Debt to Consolidated Total Capital, as defined.
8. INCOME TAXES
The provisions for income taxes consist of the following:

	2017	2016	2015
Current expense (benefit):
Federal	$(12,253)	$(17,845)	$34,990
State	5,739	6,805	15,138
Total current (benefit) expense	(6,514)	(11,040)	50,128
Deferred expense (benefit):
Federal	70,293	71,005	28,877
State	8,593	6,262	815
Investment tax credit amortization	(318)	(329)	(336)
Total income tax expense	$72,054	$65,898	$79,484
A reconciliation from the U.S. federal statutory tax rate to our effective tax rate is as follows:

	2017	2016	2015
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Difference in tax rate due to:
State income taxes, net of federal benefit	5.0	5.2	5.1
Excess tax benefits on share-based payments	(0.9)	—	—
Other, net	(0.8)	0.2	(0.5)
Effective tax rate	38.3%	40.4%	39.6%

Pennsylvania utility ratemaking practice permits the flow through to ratepayers of state tax benefits resulting from accelerated tax depreciation. For Fiscal 2017, Fiscal 2016 and Fiscal 2015, the beneficial effects of state tax flow through of accelerated depreciation reduced tax expense by $2,537, $1,344 and $1,539, respectively.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except where indicated otherwise)

Deferred tax liabilities (assets) comprise the following at September 30:

	2017	2016
Excess book basis over tax basis of property, plant and equipment	$564,327	$491,038
Goodwill	49,588	45,070
Derivative financial instruments	—	948
Regulatory assets	136,093	149,660
Other	3,140	2,910
Gross deferred tax liabilities	753,148	689,626
Pension plan liabilities	(57,011)	(74,129)
Allowance for doubtful accounts	(1,681)	(1,637)
Deferred investment tax credits	(1,224)	(1,356)
Employee-related expenses	(6,793)	(5,247)
Regulatory liabilities	(12,780)	(16,798)
Environmental liabilities	(22,224)	(22,757)
Derivative financial instruments	(354)	—
Other	(15,616)	(17,473)
Gross deferred tax assets	(117,683)	(139,397)
Net deferred tax liabilities	$635,465	$550,229
We join with UGI and its subsidiaries in filing a consolidated federal income tax return. We are charged or credited for our share of current taxes resulting from the effects of our transactions in the UGI consolidated federal income tax return including giving effect to intercompany transactions. UGI’s federal income tax returns are settled through the tax year 2013.
We file separate company income tax returns in various other states but are subject to state income tax principally in Pennsylvania. Pennsylvania income tax returns are generally subject to examination for a period of three years after the filing of the respective returns.
During Fiscal 2017, Fiscal 2016 and Fiscal 2015, interest (income) expense of $(73), $204 and $0, respectively, was recognized in income taxes in the Consolidated Statements of Income.
As of September 30, 2017, we have unrecognized income tax benefits totaling $1,829 including related accrued interest of $132. If these unrecognized tax benefits were subsequently recognized, $940 would be recorded as a benefit to income taxes on the Consolidated Statement of Income and, therefore, would impact the reported effective tax rate. Generally, a net reduction in unrecognized tax benefits could occur because of the expiration of the statute of limitations in certain jurisdictions or as a result of settlements with tax authorities. There is no material change expected in unrecognized tax benefits and related interest in the next twelve months.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2017	2016	2015
Unrecognized tax benefits – beginning of year	$2,055	$—	$—
Additions for tax positions taken in prior years	604	2,055	—
Additions for tax positions of the current year	—	—	—
Settlements with tax authorities/statute lapses	(830)	—	—
Unrecognized tax benefits – end of year	$1,829	$2,055	$—

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
(Thousands of dollars, except where indicated otherwise)

health care benefits to certain retirees and postretirement life insurance benefits to nearly all active and retired employees (“Other Postretirement Plans”).

The following table provides a reconciliation of the projected benefit obligations (“PBOs”) of the Pension Plan, the accumulated benefit obligations (“ABOs”) of the Other Postretirement Plans, plan assets and the funded status of the Pension Plan and Other Postretirement Plans as of September 30, 2017 and 2016. ABO is the present value of benefits earned to date with benefits based upon current compensation levels. PBO is ABO increased to reflect future compensation.

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Change in benefit obligations:
Benefit obligations — beginning of year	$645,444	$563,621	$12,075	$10,676
Service cost	9,038	7,772	303	198
Interest cost	24,394	25,733	460	483
Actuarial (gain) loss	(14,575)	72,418	(512)	1,117
Benefits paid	(25,056)	(24,100)	(422)	(399)
Benefit obligations — end of year	$639,245	$645,444	$11,904	$12,075
Change in plan assets:
Fair value of plan assets — beginning of year	$463,432	$430,789	$13,715	$12,523
Actual gain on assets	48,309	46,874	1,333	1,347
Employer contributions	11,395	9,869	85	98
Benefits paid	(25,056)	(24,100)	(362)	(253)
Fair value of plan assets — end of year	$498,080	$463,432	$14,771	$13,715
Funded status of the plans — end of year	$(141,165)	$(182,012)	$2,867	$1,640
Assets (liabilities) recorded in the balance sheet:
Assets in excess of liabilities – included in other noncurrent assets	$—	$—	$5,382	$4,139
Unfunded liabilities – included in other noncurrent liabilities	(141,165)	(182,012)	(2,514)	(2,499)
Net amount recognized	$(141,165)	$(182,012)	$2,868	$1,640
Amounts recorded in stockholder’s equity (pre-tax):
Prior service cost (credit)	$105	$138	$(23)	$(35)
Net actuarial loss (gain)	15,106	19,866	(46)	(1)
Total	$15,211	$20,004	$(69)	$(36)
Amounts recorded in regulatory assets and liabilities (pre-tax):
Prior service cost (credit)	$970	$1,262	$(1,605)	$(2,247)
Net actuarial loss	139,505	180,964	1,192	2,425
Total	$140,475	$182,226	$(413)	$178
In Fiscal 2018, we estimate that we will amortize approximately $12,000 of net actuarial losses, primarily associated with Pension Plan, and $250 of prior service credits from stockholder’s equity and regulatory assets.
Actuarial assumptions are described below. The discount rate assumption was determined by selecting a hypothetical portfolio of high quality corporate bonds appropriate to provide for the projected benefit payments of the Company’s postretirement plans. The discount rate was then developed as the single rate that equates the market value of the bonds purchased to the discounted value of the benefit payments. The expected rate of return on assets assumption is based on current and expected asset allocations as well as historical and expected returns on various categories of plan assets (as further described below).

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except where indicated otherwise)

	Pension Benefits			Other Postretirement Benefits
Weighted-average assumptions:	2017	2016	2015	2017	2016	2015
Discount rate – benefit obligations	4.00%	3.80%	4.60%	4.00%	3.80%	4.70%
Discount rate – benefit cost	3.80%	4.60%	4.60%	3.80%	4.70%	4.60%
Expected return on plan assets	7.50%	7.55%	7.75%	5.00%	5.00%	5.00%
Rate of increase in salary levels	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%
The ABOs for the Pension Plan were $605,237 and $601,255 as of September 30, 2017 and 2016, respectively. Included in the end of year Pension Plan PBOs above are $62,458 at September 30, 2017, and $63,847 at September 30, 2016, relating to employees of UGI and certain of its other subsidiaries. Included in the end of year Other Postretirement Plans ABOs above are $996 at September 30, 2017, and $951 at September 30, 2016, relating to employees of UGI and certain of its other subsidiaries.
Net periodic pension and other postretirement benefit costs relating to the Company’s employees include the following components:

	Pension Benefits			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Service cost	$8,091	$6,927	$6,962	$273	$183	$202
Interest cost	22,157	23,270	22,511	431	465	479
Expected return on assets	(29,986)	(28,668)	(28,898)	(656)	(596)	(612)
Amortization of:
Prior service cost (benefit)	325	348	348	(641)	(641)	(641)
Actuarial loss	14,825	9,571	8,793	108	98	122
Net benefit cost (income)	15,412	11,448	9,716	(485)	(491)	(450)
Change in associated regulatory liabilities	—	—	—	(490)	971	3,740
Net benefit cost after change in regulatory liabilities	$15,412	$11,448	$9,716	$(975)	$480	$3,290
Pension Plan assets are held in trust and consist principally of publicly traded, diversified equity and fixed income mutual funds and, to a much lesser extent, UGI Corporation Common Stock and smallcap common stocks (prior to their liquidation during Fiscal 2017). It is our general policy to fund amounts for Pension Plan benefits equal to at least the minimum contribution required by ERISA. From time to time we may, at our discretion, contribute additional amounts. During Fiscal 2017, Fiscal 2016 and Fiscal 2015, we made contributions to the Pension Plan of $11,395, $9,869 and $11,131, respectively. The minimum required contributions in Fiscal 2018 are not expected to be material.
UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs, if any, determined under GAAP. The difference between such amount and the amounts included in UGI Gas’ and Electric Utility’s rates, if any, is deferred for future recovery from, or refund to, ratepayers. The required contributions to the VEBA during Fiscal 2018, if any, are not expected to be material.
Expected payments for pension and other postretirement welfare benefits are as follows:

	Pension Benefits	Other Postretirement Benefits
Fiscal 2018	$27,176	$566
Fiscal 2019	28,471	566
Fiscal 2020	29,812	552
Fiscal 2021	31,084	537
Fiscal 2022	32,323	540
Fiscal 2023 - 2027	179,945	2,710

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except where indicated otherwise)

The assumed health care cost trend rates at September 30 are as follows:

	2017	2016
Health care cost trend rate assumed for next year	7.00%	7.25%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%
Fiscal year that the rate reaches the ultimate trend rate	2026	2026
A one percentage point change in these assumed health care cost trend rates would not have had a material impact on Fiscal 2017 other postretirement benefit cost or the September 30, 2017, other postretirement benefit ABO.
We also sponsor unfunded and non-qualified supplemental executive defined benefit retirement income plans. At September 30, 2017 and 2016, the PBOs of these plans were $4,222 and $3,628, respectively. We recorded expense for these plans of $605 in Fiscal 2017, $353 in Fiscal 2016 and $445 in Fiscal 2015.
Pension Plan and VEBA Assets. The assets of the Pension Plan and the VEBA are held in trust. The investment policies and asset allocation strategies for the assets in these trusts are determined by an investment committee comprising officers of UGI and UGI Utilities. The overall investment objective of the Pension Plan and the VEBA is to achieve the best long-term rates of return within prudent and reasonable levels of risk. To achieve the stated objective, investments are made principally in publicly traded, diversified equity and fixed income mutual funds and, to a much lesser extent, smallcap common stocks (prior to their liquidation in Fiscal 2017) and UGI Common Stock.
The targets, target ranges and actual allocations for the Pension Plan and VEBA trust assets at September 30 are as follows:

	Actual		Target Asset	Permitted
Pension Plan:	2017	2016	Allocation	Range
Equity investments:
Domestic	55.2%	54.1%	52.5%	40.0% – 65.0%
International	12.4%	10.2%	12.5%	7.5% – 17.5%
Total	67.6%	64.3%	65.0%	60.0% – 70.0%
Fixed income funds & cash equivalents	32.4%	35.7%	35.0%	30.0% – 40.0%
Total	100.0%	100.0%	100.0%

	Actual		Target Asset	Permitted
VEBA:	2017	2016	Allocation	Range
Domestic equity investments	63.1%	69.9%	65.0%	60.0% – 70.0%
Fixed income funds & cash equivalents	36.9%	30.1%	35.0%	30.0% – 40.0%
Total	100.0%	100.0%	100.0%
Domestic equity investments include investments in large-cap mutual funds indexed to the S&P 500 and actively managed mid- and small-cap mutual funds, and a separately managed account comprising small-cap common stocks (prior to their liquidation in Fiscal 2017). Investments in international equity mutual funds seek to track performance of companies primarily in developed markets. The fixed income investments comprise investments designed to match the performance and duration of the Barclays U.S. Aggregate Index. According to statute, the aggregate holdings of all qualifying employer securities may not exceed 10% of the fair value of trust assets at the time of purchase. UGI Common Stock represented 7.7% and 8.0% of Pension Plan assets at September 30, 2017 and 2016, respectively.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except where indicated otherwise)

The fair values of the Pension Plan and VEBA trust assets are derived from quoted market prices as substantially all of these instruments have active markets. Cash equivalents are valued at the fund’s unit net asset value as reported by the trustee. The fair values of the Pension Plan and VEBA trust assets by asset class and level within the fair value hierarchy, as described in Note 2, as of September 30, 2017 and 2016 are as follows:

	Pension Plan
	Level 1	Level 2	Level 3	Other(a)	Total
September 30, 2017:
Domestic equity investments:
S&P 500 Index equity mutual funds	$171,600	$—	$—	$—	$171,600
Small and midcap equity mutual funds	65,167	—	—	—	65,167
UGI Corporation Common Stock	38,137	—	—	—	38,137
Total domestic equity investments	274,904	—	—	—	274,904
International index equity mutual funds	61,613	—	—	—	61,613
Fixed income investments:
Bond index mutual funds	156,228	—	—	—	156,228
Cash equivalents	—	—	—	5,332	5,332
Total fixed income investments	156,228	—	—	5,332	161,560
Total	$492,745	$—	$—	$5,332	$498,077
September 30, 2016:
Equity investments:
S&P 500 Index equity mutual funds	$158,906	$—	$—	$—	$158,906
Small and midcap equity mutual funds	43,170	—	—	—	43,170
Smallcap common stocks	11,414	—	—	—	11,414
UGI Corporation Common Stock	37,013	—	—	—	37,013
Total domestic equity investments	250,503	—	—	—	250,503
International index equity mutual funds	47,324	—	—	—	47,324
Fixed income investments:
Bond index mutual funds	147,794	—	—	—	147,794
Cash equivalents	—	—	—	17,811	17,811
Total fixed income investments	147,794	—	—	17,811	165,605
Total	$445,621	$—	$—	$17,811	$463,432

	VEBA
	Level 1	Level 2	Level 3	Other(a)	Total
September 30, 2017:
S&P 500 Index equity mutual fund	$9,318	$—	$—	$—	$9,318
Bond index mutual fund	5,044	—	—	—	5,044
Cash equivalents	—	—	—	409	409
Total	$14,362	$—	$—	$409	$14,771
September 30, 2016:
S&P 500 Index equity mutual fund	$9,583	$—	$—	$—	$9,583
Bond index mutual fund	4,019	—	—	—	4,019
Cash equivalents	—	—	—	113	113
Total	$13,602	$—	$—	$113	$13,715

(a)	Assets measured at net asset value (“NAV”) and therefore excluded from the fair value hierarchy.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except where indicated otherwise)

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
Defined Contribution Plan. We sponsor a 401(k) savings plan for eligible employees (“Utilities Savings Plan”). Generally, participants in the Utilities Savings Plan may contribute a portion of their compensation on a before-tax and after-tax basis. The Utilities Savings Plan provides for employer matching contributions. Those employees hired after December 31, 2008, who are not eligible to participate in the Pension Plan, receive employer matching contributions at a higher rate. The cost of benefits under the Utilities Savings Plan totaled $2,829 in Fiscal 2017, $2,409 in Fiscal 2016 and $2,162 in Fiscal 2015. We also sponsor a nonqualified supplemental defined contribution executive retirement plan. This plan generally provides supplemental benefits to certain executives that would otherwise be provided under retirement plans but are prohibited due to limitations imposed by the Internal Revenue Code. Costs associated with this plan were not material in Fiscal 2017, Fiscal 2016 and Fiscal 2015.
10. SERIES PREFERRED STOCK
We have 2,000,000 shares of Series Preferred Stock authorized for issuance, including both series subject to and series not subject to mandatory redemption. We had no shares of Series Preferred Stock outstanding at September 30, 2017 or 2016.
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
UGI Stock Unit and UGI Performance Unit awards entitle the grantee to shares of UGI Common Stock or cash once the service condition is met and, with respect to UGI Performance Unit awards, subject to market performance conditions. UGI Performance Unit grant recipients are awarded a target number of Performance Units. With respect to UGI Performance Units awards, the actual number of UGI shares actually issued (or their cash equivalent) at the end of the performance period and the actual amount of dividend equivalents paid, may range from 0% to 200% of the target award based on UGI’s Total Shareholder Return (“TSR”) percentile rank relative to the Russell Midcap Utility Index, excluding telecommunication companies (“UGI comparator group”). Dividend equivalents are paid in cash only on UGI Performance Units that eventually vest.
We use a Black-Scholes option-pricing model to estimate the fair value of UGI stock options. We use a Monte Carlo valuation approach to estimate the fair value of UGI Performance Unit awards. We recorded total net pre-tax equity-based compensation expense associated with both UGI Units and UGI stock options of $1,461 ($855 after-tax) during Fiscal 2017; $1,924 ($1,126 after-tax) during Fiscal 2016; and $1,847 ($1,081 after-tax) during Fiscal 2015.
As of September 30, 2017, there was $1,167 of unrecognized compensation cost related to non-vested UGI stock options that is expected to be recognized over a weighted-average period of 1.9 years. As of September 30, 2017, there was a total of $1,029 of unrecognized compensation expense associated with 45,588 UGI Unit awards that is expected to be recognized over a weighted average period of 1.8 years. At September 30, 2017 and 2016, total liabilities of $533 and $1,304, respectively, associated with UGI Unit awards are reflected in other current liabilities and other noncurrent liabilities on the Consolidated Balance Sheets.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except where indicated otherwise)

The following table summarizes UGI Unit award activity for Fiscal 2017:

	Total		Vested		Non-Vested
	Number of UGI Units	Weighted Average Grant Date Fair Value (per Unit)	Number of UGI Units	Weighted Average Grant Date Fair Value (per Unit)	Number of UGI Units	Weighted Average Grant Date Fair Value (per Unit)
September 30, 2016	57,783	$34.66	10,316	$34.31	47,467	$34.74
Granted	16,425	$51.42	367	$51.42	16,058	$51.42
Vested	—	$—	16,003	$33.10	(16,003)	$33.10
Forfeitures & transfers	(1,934)	$34.74	—	$—	(1,934)	$34.74
Unit awards paid	(20,050)	$32.59	(20,050)	$32.59	—	$—
September 30, 2017	52,224	$40.72	6,636	$37.53	45,588	$41.19
12. COMMITMENTS AND CONTINGENCIES
Commitments
We lease various buildings and vehicles, computer and office equipment and other facilities under operating leases. Certain of our leases contain renewal and purchase options and also contain escalation clauses. Our aggregate rental expense for such leases was $7,276 in Fiscal 2017, $7,669 in Fiscal 2016 and $7,956 in Fiscal 2015.
Minimum future payments under operating leases that have initial or remaining noncancelable terms in excess of one year for the fiscal years ending September 30 are as follows: 2018— $7,545; 2019 — $5,961; 2020 — $4,355; 2021 — $2,665; 2022 — $793; after 2022 — $182.
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

Each of UGI Utilities and its subsidiaries, CPG and PNG, has entered into a consent order and agreement (“COA”) with the DEP to address the remediation of former MGPs in Pennsylvania. In accordance with the COAs, UGI Utilities, CPG and PNG are each required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs or make expenditures for such activities in an amount equal to an annual environmental cost cap. The CPG COA includes an obligation to plug specified natural gas wells. The COA environmental costs caps are $2,500, $1,750 and $1,100, for UGI Utilities, CPG and PNG, respectively. The COAs for UGI Utilities, CPG and PNG are scheduled to terminate at the end of 2031, 2018, and 2019, respectively. At September 30, 2017 and 2016, our estimated accrued liabilities for environmental investigation and remediation costs related to the COAs for UGI Utilities, CPG and PNG totaled $54,250 and $55,063, respectively. UGI Utilities, CPG and PNG have recorded associated regulatory assets for these costs because recovery of these costs from customers is probable. (See Note 4).

UGI Utilities does not expect the costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because UGI Utilities, CPG and PNG receive ratemaking recovery of actual environmental investigation and remediation costs associated with the sites covered by the COAs. This ratemaking recognition reconciles the accumulated difference between historical costs and rate recoveries with an estimate of future costs associated with the sites.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except where indicated otherwise)

From time to time, UGI Utilities is notified of sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by UGI Utilities or owned or operated by a former subsidiary. Such parties generally investigate the extent of environmental contamination or perform environmental remediation. Management believes that under applicable law, UGI Utilities should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by a former subsidiary of UGI Utilities if a court were to conclude that (1) the subsidiary’s separate corporate form should be disregarded, or (2) UGI Utilities should be considered to have been an operator because of its conduct with respect to its subsidiary’s MGP. At September 30, 2017 and 2016, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Utilities’ MGP sites outside of Pennsylvania was material.

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

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except where indicated otherwise)

13. FAIR VALUE MEASUREMENTS
Derivative Instruments
The following table presents, on a gross basis, our derivative assets and liabilities including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy as described in Note 2, as of September 30, 2017 and 2016:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
September 30, 2017
Derivative instruments:
Assets:
Commodity contracts	$1,735	$72	$—	$1,807
Liabilities:
Commodity contracts	$(1,447)	$(73)	$—	$(1,520)
September 30, 2016
Derivative instruments:
Assets:
Commodity contracts	$4,506	$4	$—	$4,510
Liabilities:
Commodity contracts	$(263)	$(294)	$—	$(557)
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
Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar types of debt (Level 2). The carrying amount and estimated fair value of our long-term debt (including current maturities but excluding unamortized debt issuance costs) at September 30, 2017 and 2016, were as follows:

	2017	2016
Carrying amount	$755,000	$675,000
Estimated fair value	$791,378	$770,781

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

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except where indicated otherwise)

Commodity Price Risk

Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. As permitted and agreed to by the PUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses New York Mercantile Exchange (“NYMEX”) natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At September 30, 2017 and 2016, the volumes of natural gas associated with Gas Utility’s unsettled NYMEX natural gas futures and option contracts totaled 14.8 million dekatherms and 18.4 million dekatherms, respectively. At September 30, 2017, the maximum period over which Gas Utility is economically hedging natural gas market price risk is 12 months. Gains and losses on natural gas futures contracts and natural gas option contracts are recorded in regulatory assets or liabilities on the Consolidated Balance Sheets because it is probable such gains or losses will be recoverable from, or refundable to, customers through the PGC recovery mechanism (see Note 4).

Electric Utility’s DS tariffs permit the recovery of all prudently incurred costs of electricity it sells to DS customers, including the cost of financial instruments used to hedge electricity costs. Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. At September 30, 2017 and 2016, all Electric Utility forward electricity purchase contracts were subject to the NPNS exception under GAAP.

In order to reduce volatility associated with a substantial portion of its electricity transmission congestion costs, Electric Utility obtains FTRs through an annual allocation process. Gains and losses on Electric Utility FTRs are recorded in regulatory assets or liabilities on the Consolidated Balance Sheets because it is probable such gains or losses will be recoverable from, or refundable to, customers through the DS mechanism (see Note 4). At September 30, 2017 and 2016, the total volumes associated with FTRs totaled 101.2 million kilowatt hours and 58.3 million kilowatt hours, respectively. At September 30, 2017, the maximum period over which we are economically hedging electricity congestion is 8 months.

In order to reduce operating expense volatility, UGI Utilities from time to time enters into NYMEX gasoline futures contracts for a portion of gasoline volumes expected to be used in the operation of its vehicles and equipment. At September 30, 2017 and 2016, the total volumes associated with gasoline futures contracts were not material.
Interest Rate Risk

Our long-term debt typically is issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). We account for IRPAs as cash flow hedges. On March 31, 2016, concurrent with the pricing of UGI Utilities’ Senior Notes to be issued under the 2016 Note Purchase Agreement, UGI Utilities settled all of its then-existing IRPA contracts associated with such debt at a loss of $35,975. Because these IRPA contracts qualified for and were designated as cash flow hedges, the loss recognized in connection with the settled IRPAs was recorded in AOCI and is being recognized in interest expense as the associated future interest expense impacts earnings. At September 30, 2017 and 2016, we had no unsettled IRPAs.

At September 30, 2017, the amount of net losses associated with IRPAs expected to be reclassified into earnings during the next twelve months is $3,485.
Derivative Instrument Credit Risk
Our commodity exchange-traded futures contracts generally require cash deposits in margin accounts. At September 30, 2017 and 2016, restricted cash in brokerage accounts totaled $3,046 and $583, respectively.
Offsetting Derivative Assets and Liabilities
Derivative assets and liabilities are presented net by counterparty on the Consolidated Balance Sheets if the right of offset exists. Our derivative instruments include both those that are executed on an exchange through brokers and centrally cleared and over-the-counter transactions. Exchange contracts utilize a financial intermediary, exchange or clearinghouse to enter, execute or clear the transactions. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Certain over-the-counter and exchange contracts contain contractual rights of offset through master netting arrangements, derivative clearing

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except where indicated otherwise)

agreements and contract default provisions. In addition, the contracts are subject to conditional rights of offset through counterparty nonperformance, insolvency or other conditions.
In general, most of our over-the-counter transactions and all exchange contracts are subject to collateral requirements. Types of collateral generally include cash or letters of credit. Cash collateral paid by us to our over-the-counter derivative counterparties, if any, is reflected in the table below to offset derivative liabilities. Cash collateral received by us from our over-the-counter derivative counterparties, if any, is reflected in the table below to offset derivative assets. Certain other accounts receivable and accounts payable balances recognized on the Consolidated Balance Sheets with our derivative counterparties are not included in the table below but could reduce our net exposure to such counterparties because such balances are subject to master netting or similar arrangements.
Fair Value of Derivative Instruments
The following table presents the Company’s derivative assets and liabilities, as well as the effects of offsetting, as of September 30, 2017 and 2016:

	2017	2016
Derivative assets:
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	$1,665	$4,472
Derivatives not subject to PGC and DS mechanisms:
Commodity contracts	142	38
Total derivative assets – gross	1,807	4,510
Gross amounts offset in the balance sheet	(450)	(247)
Total derivative assets – net (a)	$1,357	$4,263

Derivative liabilities:
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	$(1,520)	$(499)
Derivatives not subject to PGC and DS mechanisms:
Commodity contracts	—	(58)
Total derivative liabilities – gross	(1,520)	(557)
Gross amounts offset in the balance sheet	450	247
Total derivative liabilities – net (a)	$(1,070)	$(310)

(a)	Derivative assets and liabilities with maturities greater than one year are recorded in “Other assets” and “Other noncurrent liabilities” on the Consolidated Balance Sheets.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except where indicated otherwise)

Effect of Derivative Instruments
The following table provides information on the effects of derivative instruments not subject to ratemaking mechanisms on the Consolidated Statements of Income and changes in AOCI for Fiscal 2017, Fiscal 2016 and Fiscal 2015:

	Loss Recognized in AOCI			Loss Reclassified from AOCI into Income			Location of
	2017	2016	2015	2017	2016	2015	Loss Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate contracts	$—	$(28,958)	$(7,016)	$(3,397)	$(2,680)	$(2,674)	Interest expense

	Gain (Loss) Recognized in Income						Location of Gain (Loss)
	2017	2016	2015				Recognized in Income
Derivatives Not Subject to PGC and DS Mechanisms:
Gasoline contracts	$174	$(88)	$(761)				Operating and administrative expenses/other operating income, net

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

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except where indicated otherwise)

Changes in AOCI, net of tax, during Fiscal 2017, Fiscal 2016 and Fiscal 2015 are as follows:

	Postretirement Benefit Plans	Derivative Instruments	Total
AOCI - September 30, 2014	$(6,311)	$(1,870)	$(8,181)
Reclassifications of benefit plans actuarial losses and net prior service credits	517	—	517
Reclassifications of net losses on IRPAs	—	1,565	1,565
Net losses on IRPAs	—	(4,105)	(4,105)
Benefit plans, principally actuarial losses	(3,482)	—	(3,482)
AOCI - September 30, 2015	$(9,276)	$(4,410)	$(13,686)
Reclassifications of benefit plans actuarial losses and net prior service credits	639	—	639
Reclassifications of net losses on IRPAs	—	1,568	1,568
Net losses on IRPAs	—	(16,942)	(16,942)
Benefit plans, principally actuarial losses	(3,197)	—	(3,197)
AOCI - September 30, 2016	$(11,834)	$(19,784)	$(31,618)
Reclassifications of benefit plans actuarial losses and net prior service credits	956	—	956
Reclassifications of net losses on IRPAs	—	1,988	1,988
Benefit plans, principally actuarial gains	1,883	—	1,883
AOCI - September 30, 2017	$(8,995)	$(17,796)	$(26,791)

Reclassifications of net losses on IRPAs are reflected in interest expense on the Consolidated Statements of Income.

16. SEGMENT INFORMATION
We have determined that we have two reportable segments: (1) Gas Utility and (2) Electric Utility. Gas Utility revenues are derived principally from the sale and distribution of natural gas to customers in eastern and central Pennsylvania. Electric Utility derives its revenues principally from the sale and distribution of electricity in two northeastern Pennsylvania counties.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except where indicated otherwise)

Financial information by business segment follows:

	Total	Gas Utility	Electric Utility	Other
2017
Revenues	$887,588	$799,054	$88,534
Cost of sales	$367,279	$318,210	$49,069
Depreciation and amortization	$72,332	$67,357	$4,975
Operating income	$228,307	$219,561	$8,746
Interest expense	$40,212	$38,218	$1,994
Income before income taxes	$188,095	$181,343	$6,752
Total assets	$2,994,015	$2,833,423	$160,592
Goodwill	$182,145	$182,145	$—
Capital expenditures (including the effects of accruals)	$317,722	$306,243	$11,479
2016
Revenues	$768,484	$677,387	$91,097
Cost of sales	$289,786	$239,163	$50,623
Depreciation and amortization	$67,303	$62,451	$4,852
Operating income	$200,901	$189,412	$11,489
Interest expense	$37,630	$35,786	$1,844
Income before income taxes	$163,271	$153,626	$9,645
Total assets	$2,743,091	$2,570,297	$172,794
Goodwill	$182,145	$182,145	$—
Capital expenditures (including the effects of accruals)	$262,503	$251,261	$11,242
2015
Revenues	$1,041,581	$933,080	$107,577	$924
Cost of sales	$510,784	$448,617	$62,167	$—
Depreciation and amortization	$63,590	$58,974	$4,616	$—
Operating income	$241,667	$226,485	$14,153	$1,029
Interest expense	$41,128	$39,112	$2,016	$—
Income before income taxes	$200,539	$187,373	$12,137	$1,029
Total assets	$2,505,984	$2,360,156	$145,828	$—
Goodwill	$182,145	$182,145	$—	$—
Capital expenditures (including the effects of accruals)	$197,684	$189,671	$8,013	$—

17. OTHER OPERATING INCOME (EXPENSE), NET
Other operating income (expense), net, comprises the following:

	2017	2016	2015
Non-tariff service income	$1,491	$2,633	$4,760
Environmental matters	6,155	(2,918)	1,152
Construction service income	—	—	2,175
Sale of HVAC Business	—	—	1,065
Net interest on PGC overcollection	(130)	(1,740)	(606)
Other, net	813	25	323
Total other operating income (expense), net	$8,329	$(2,000)	$8,869

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except where indicated otherwise)

18. RELATED PARTY TRANSACTIONS

UGI provides certain financial and administrative services to UGI Utilities. UGI bills UGI Utilities monthly for all direct expenses incurred by UGI on behalf of UGI Utilities and an allocated share of indirect corporate expenses incurred or paid with respect to services provided to UGI Utilities. The allocation of indirect UGI corporate expenses to UGI Utilities utilizes a weighted, three-component formula comprising revenues, operating expenses and net assets employed and considers UGI Utilities’ relative percentage of such items to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. Management believes that this allocation method is reasonable and equitable to UGI Utilities and this allocation method has been accepted by the PUC in past rate case proceedings and management audits as a reasonable method of allocating such expenses. These billed expenses are classified as “Operating and administrative expenses — related parties” in the Consolidated Statements of Income. In addition, UGI Utilities provides limited administrative services to UGI and certain of UGI’s subsidiaries under PUC affiliated interest agreements. Amounts billed to these entities by UGI Utilities during Fiscal 2017, Fiscal 2016 and Fiscal 2015 totaled $4,346, $5,069 and $3,168, respectively.

From time to time, UGI Utilities is a party to SCAAs with Energy Services which have terms of up to three years. At September 30, 2017, UGI Utilities was a party to four SCAAs with Energy Services, and, during the periods covered by the financial statements, was a party to other SCAAs with Energy Services. Under the SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts (subject to recall for operational purposes) to Energy Services for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon the commencement of the SCAAs, receives a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. UGI Utilities incurred costs associated with Energy Services’ SCAAs during Fiscal 2017, Fiscal 2016 and Fiscal 2015 totaling $21,424, $12,739 and $16,849, respectively. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the SCAAs. During Fiscal 2017, Fiscal 2016 and Fiscal 2015, these payments totaled $2,747, $2,002 and $2,339, respectively. In conjunction with the SCAAs, UGI Utilities received security deposits from Energy Services. At September 30, 2017 and 2016, the amounts of such security deposits, which are included in “Other current liabilities” on the Consolidated Balance Sheets, were $11,040 and $8,100, respectively.
UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) on its balance sheet under the caption “Inventories.” At September 30, 2017 and 2016, the carrying values of these gas storage inventories, comprising approximately 6.8 bcf and 4.6 bcf of natural gas, were $19,323 and $11,148, respectively.

UGI Utilities has gas supply and delivery service agreements with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility primarily during the heating season months of November through March. The aggregate amount of these transactions (exclusive of transactions pursuant to the SCAAs) during Fiscal 2017, Fiscal 2016 and Fiscal 2015 totaled $76,010, $63,331 and $47,794, respectively.

From time to time, UGI Utilities sells natural gas or pipeline capacity to Energy Services. During Fiscal 2017, Fiscal 2016 and Fiscal 2015, revenues associated with such sales to Energy Services totaled $50,948, $30,743 and $79,182, respectively. Also from time to time, UGI Utilities purchases natural gas, pipeline capacity and electricity from Energy Services (in addition to those transactions already described above) and purchases a firm storage service from UGI Storage Company, a subsidiary of Energy Services, under one-year agreements. During Fiscal 2017, Fiscal 2016 and Fiscal 2015, such purchases totaled $84,402, $35,067 and $85,383, respectively.

UGI UTILITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except where indicated otherwise)

19. QUARTERLY DATA (unaudited)
The following quarterly information includes all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of such information. Quarterly results fluctuate because of the seasonal nature of the Company’s businesses.

	December 31,		March 31,		June 30,		September 30,
	2016	2015	2017	2016	2017	2016	2017	2016
Revenues	$261,413	$197,982	$359,940	$322,047	$146,692	$140,283	$119,543	$108,172
Operating income	$82,236	$48,296	$116,408	$114,481	$27,671	$29,815	$1,992	$8,309
Net income (loss)	$44,265	$23,351	$65,125	$63,294	$10,697	$12,603	$(4,046)	$(1,875)

UGI UTILITIES, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Thousands of dollars)

	Balance at beginning of year	Charged to costs and expenses	Other		Balance at end of year
September 30, 2017
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$3,946	$8,030	$(7,924)	(1)	$4,052

September 30, 2016
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$5,599	$7,760	$(9,413)	(1)	$3,946

September 30, 2015
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$6,992	$13,498	$(14,891)	(1)	$5,599

(1)	Uncollectible accounts written off, net of recoveries

S- 1