Form 10-Q
period 2018-03-31
UGI UTILITIES INC
filed 2018-05-08
CIK 100548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 30, 2018, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

UGI UTILITIES, INC. AND SUBSIDIARIES

- i -

UGI UTILITIES, INC. AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	March 31, 2018	September 30, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$4,710	$5,203	$4,566
Restricted cash	1,572	3,046	347
Accounts receivable (less allowances for doubtful accounts of $15,582, $4,052 and $9,401, respectively)	169,555	53,720	123,285
Accounts receivable — related parties	1,564	2,807	1,739
Accrued utility revenues	62,343	13,296	36,665
Inventories	19,717	53,309	17,174
Prepaid income taxes	41	7,711	301
Regulatory assets	2,942	8,338	2,309
Derivative instruments	1,014	1,354	2,024
Prepaid expenses & other current assets	20,197	16,406	22,957
Total current assets	283,655	165,190	211,367
Property, plant and equipment, at cost (less accumulated depreciation and amortization of $1,038,824, $1,010,781 and $997,591, respectively)	2,363,373	2,274,548	2,112,013
Goodwill	182,145	182,145	182,145
Regulatory assets	358,696	360,591	392,408
Other assets	16,176	11,541	11,792
Total assets	$3,204,045	$2,994,015	$2,909,725
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$6,250	$39,996	$59,980
Short-term borrowings	135,000	170,000	48,500
Accounts payable	59,870	71,559	58,095
Accounts payable — related parties	11,188	6,890	11,339
Regulatory liabilities	41,154	12,988	17,186
Derivative instruments	552	1,071	19
Other current liabilities	126,091	110,978	122,947
Total current liabilities	380,105	413,482	318,066
Long-term debt	827,878	711,105	711,066
Deferred income taxes	339,008	635,465	590,964
Deferred investment tax credits	2,791	2,950	3,109
Pension and postretirement benefit obligations	136,687	143,674	179,101
Regulatory liabilities	339,567	36,242	33,272
Other noncurrent liabilities	60,993	63,192	63,566
Total liabilities	2,087,029	2,006,110	1,899,144
Commitments and contingencies (Note 8)
Common stockholder’s equity:
Common Stock, $2.25 par value (authorized — 40,000,000 shares; issued and outstanding — 26,781,785 shares)	60,259	60,259	60,259
Additional paid-in capital	473,580	473,580	473,580
Retained earnings	608,344	480,857	506,906
Accumulated other comprehensive loss	(25,167)	(26,791)	(30,164)
Total common stockholder’s equity	1,117,016	987,905	1,010,581
Total liabilities and stockholder’s equity	$3,204,045	$2,994,015	$2,909,725
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Revenues	$483,261	$359,940	$806,366	$621,353
Costs and expenses:
Cost of sales — gas, fuel and purchased power (excluding depreciation shown below)	257,302	164,541	409,076	274,012
Operating and administrative expenses	67,054	58,021	119,038	107,737
Operating and administrative expenses — related parties	3,766	4,534	6,455	7,098
Depreciation and amortization	21,158	17,699	41,512	35,090
Other operating income, net	(1,146)	(1,263)	(1,137)	(1,228)
	348,134	243,532	574,944	422,709
Operating income	135,127	116,408	231,422	198,644
Interest expense	11,091	10,322	22,030	20,350
Income before income taxes	124,036	106,086	209,392	178,294
Income taxes	34,852	40,961	51,905	68,904
Net income	$89,184	$65,125	$157,487	$109,390
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net income	$89,184	$65,125	$157,487	$109,390
Other comprehensive income:
Reclassifications of net losses on derivative instruments (net of tax of $(280), $(341), $(559) and $(692), respectively)	592	481	1,184	976
Benefit plans reclassifications of actuarial losses and net prior service credits (net of tax of $(104), $(169), $(208) and $(338), respectively)	220	239	440	478
Other comprehensive income	812	720	1,624	1,454
Comprehensive income	$89,996	$65,845	$159,111	$110,844
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Six Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$157,487	$109,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,512	35,090
Deferred income tax (benefit) expense	(1,619)	35,992
Provision for uncollectible accounts	13,142	6,265
Other, net	(345)	6,292
Net change in:
Accounts receivable and accrued utility revenues	(176,795)	(110,111)
Inventories	33,592	25,166
Deferred fuel and power costs, net of changes in unsettled derivatives	31,481	(7,601)
Accounts payable	17,302	14,722
Other current assets	(3,791)	(948)
Other current liabilities	23,090	17,591
Net cash provided by operating activities	135,056	131,848
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(151,468)	(135,075)
Net costs of property, plant and equipment disposals	(3,397)	(5,753)
Decrease in restricted cash	1,474	236
Net cash used by investing activities	(153,391)	(140,592)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of dividends	(30,000)	(25,000)
Issuances of long-term debt, net of issuance costs	124,404	99,491
Repayments of long-term debt	(41,562)	—
Decrease in short-term borrowings	(35,000)	(64,000)
Net cash provided by financing activities	17,842	10,491
Cash and cash equivalents (decrease) increase	$(493)	$1,747
CASH AND CASH EQUIVALENTS
End of period	$4,710	$4,566
Beginning of period	5,203	2,819
(Decrease) increase	$(493)	$1,747
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

Note 1 — Nature of Operations

UGI Utilities, Inc. (“UGI Utilities”), a wholly owned subsidiary of UGI Corporation (“UGI”), and UGI Utilities’ wholly owned subsidiaries, UGI Penn Natural Gas, Inc. (“PNG”) and UGI Central Penn Gas, Inc. (“CPG”), own and operate natural gas distribution utilities in eastern and central Pennsylvania and in a portion of one Maryland county. UGI Utilities also owns and operates an electric distribution utility in northeastern Pennsylvania (“Electric Utility”). UGI Utilities’ natural gas distribution utility is referred to as “UGI Gas.” UGI Gas, PNG and CPG are collectively referred to as “Gas Utility.” Gas Utility is subject to regulation by the Pennsylvania Public Utility Commission (“PUC”) and, with respect to a small service territory in one Maryland county, the Maryland Public Service Commission (“MD PSC”), and Electric Utility is subject to regulation by the PUC. Gas Utility and Electric Utility are collectively referred to as “Utilities.”

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
Gains and losses on substantially all of the derivative instruments used by UGI Utilities (for which NPNS has not been elected) to hedge commodity prices are included in regulatory assets and liabilities. From time to time we enter into derivative instruments that are designated and qualify as cash flow hedges. For cash flow hedges, changes in the fair values of the derivative financial instruments are recorded in accumulated other comprehensive income (loss) (“AOCI”), to the extent effective at offsetting changes in the hedged item, until earnings are affected by the hedged item. We discontinue cash flow hedge accounting if occurrence of the forecasted transaction is determined to be no longer probable. Hedge accounting is also discontinued for derivatives that cease to be highly effective. We do not currently have unsettled derivative instruments that are designated and qualify as cash flow hedges. Certain other commodity derivative financial instruments, although generally effective as hedges, do not qualify for hedge accounting treatment. Changes in the fair values of these derivative instruments are reflected in net income. Cash flows from derivative financial instruments are included in cash flows from operating activities.
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

Note 3 — Accounting Changes

Accounting Standards Not Yet Adopted

Other Comprehensive Income. In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU provides that the stranded tax effects in AOCI resulting from the Tax Cuts and Jobs Act (the “TCJA”) may be reclassified to retained earnings, at the election of the entity, in the period of adoption. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018 (Fiscal 2020). Early adoption is permitted. The Company is in the process of assessing the impact on its financial statements from the adoption of the new guidance.

Pension and Other Postretirement Benefit Costs. In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU requires entities to disaggregate the service cost component from the other components of net periodic benefit costs and present it with compensation costs for related employees in the income statement. The other components are required to be presented elsewhere in the income statement and outside of income from operations. The amendments in this ASU permit only the service cost component to be eligible for capitalization when applicable. For entities subject to rate regulation, however, the ASU recognized that in the event a regulator continues to require capitalization of all net periodic benefit costs prospectively, the difference would result in the recognition of a regulatory asset or liability. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017 (Fiscal 2019) with a retrospective adoption for income statement presentation and a prospective adoption for capitalization. The Company is in the process of assessing the impact on its financial statements from the adoption of the new guidance.

Restricted Cash. In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows: Restricted Cash.” This ASU provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in the ASU are required to be adopted on a retrospective basis. The ASU is effective for interim and annual periods beginning after December 15, 2017 (Fiscal 2019). Early adoption is permitted. We currently expect to adopt this ASU effective October 1, 2018. The Company is in the process of assessing the impact on its financial statements from the adoption of the new guidance.

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

The Company anticipates that it will adopt the new standard using the modified retrospective transition method effective October 1, 2018.

Note 4 — Inventories
Inventories comprise the following:

	March 31, 2018	September 30, 2017	March 31, 2017
Gas Utility natural gas	$3,459	$39,486	$2,394
Materials, supplies and other	16,258	13,823	14,780
Total inventories	$19,717	$53,309	$17,174

At March 31, 2018, UGI Utilities was a party to five principal storage contract administrative agreements (“SCAAs”) which have terms of up to three years. Four of the SCAAs were with UGI Energy Services, LLC (“Energy Services”), a second-tier, wholly owned subsidiary of UGI (see Note 13) and one of the SCAAs was with a non-affiliate. Pursuant to the SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the terms of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished for which UGI Utilities has the rights), are included in the caption “Gas Utility natural gas” in the table above.
The carrying values of gas storage inventories released under the SCAAs at March 31, 2018, September 30, 2017 and March 31, 2017, comprising 0.9 billion cubic feet (“bcf”), 9.1 bcf and 0.8 bcf of natural gas, were $2,532, $26,064 and $1,964, respectively. At March 31, 2018, September 30, 2017 and March 31, 2017, UGI Utilities held a total of $13,840, $15,040 and $15,040, respectively, of security deposits received from its SCAA counterparties. These amounts are included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
For additional information related to the SCAAs with Energy Services, see Note 13.

Note 5 — Income Tax Reform

On December 22, 2017, the TCJA was enacted into law. The significant changes resulting from the law that impact UGI Utilities include a reduction in the U.S. federal income tax rate from 35% to 21% effective January 1, 2018 (resulting in a blended rate of 24.5% for Fiscal 2018) and the elimination of bonus depreciation for regulated utilities.
In accordance with GAAP as determined by ASC 740, “Income Taxes,” we are required to record the effects of tax law changes in the period enacted. As further discussed below, our results for the three and six months ended March 31, 2018, contain provisional estimates of the impact of the TCJA. These amounts are considered provisional because they use estimates for which tax returns have not yet been filed and because estimated amounts may be impacted by future regulatory and accounting guidance if and when issued. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 118, we will adjust these provisional amounts as further information becomes available and as we refine our calculations. As permitted by recent guidance issued by the SEC, these adjustments will occur during a reasonable “measurement period” not to exceed twelve months from the date of enactment.
As a result, in December 2017, we reduced our net deferred income tax liabilities by $223,660 due to the remeasuring of our existing federal deferred income tax assets and liabilities as of the date of enactment. Because a significant amount of the reduction relates to our regulated utility plant assets, most of the reduction to our excess deferred income taxes is not being recognized immediately in income tax expense. During the six months ended March 31, 2018, the amount of the reduction in our net deferred income tax liabilities that reduced income tax expense totaled $8,122.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

In order for utility assets to continue to be eligible for accelerated tax depreciation, current law requires that excess deferred income taxes be amortized no more rapidly than over the remaining lives of the assets that gave rise to the excess deferred income taxes. In December 2017, we recorded a regulatory liability of $216,098 associated with the excess deferred federal income taxes related to our regulated utility plant assets. This regulatory liability was increased, and a federal deferred income tax asset recorded, in the amount of $87,803 to reflect the tax benefit generated by the amortization of the excess deferred federal income taxes. This regulatory liability is being amortized to income tax expense over the remaining lives of the assets that gave rise to the excess deferred income taxes. For further information on these regulatory assets and liabilities, see Note 6.
For the three and six months ended March 31, 2018, we included the estimated impacts of the TCJA in determining our estimated annual effective income tax rate. We are subject to a blended federal tax rate of 24.5% for Fiscal 2018 because our fiscal year contains the effective date of the rate change from 35% to 21% on January 1, 2018. As a result, the U.S. federal income tax rate included in our estimated annual effective tax rate is based on this 24.5% blended rate for Fiscal 2018. For the three and six months ended March 31, 2018, the effects of the tax law changes on current-period results (excluding the one-time impacts described above) decreased income tax expense, and increased net income, by approximately $15,200 and $23,300, respectively.
As a result of the TCJA tax law changes, in January 2018, the PUC opened a proceeding to consider whether existing rates charged by Pennsylvania utilities are no longer “just and reasonable,” as required by Pennsylvania law. On February 12, 2018, the PUC issued a Secretarial Letter requesting detailed information from large public utilities, including UGI Utilities, and inviting interested parties to submit comments on the impacts of the TCJA. On March 15, 2018, the PUC entered a temporary rates Order that converted commission-approved rates of most large Pennsylvania public utilities, including Gas Utility, into “temporary rates” for a period of six months, with a possible extension for an additional six months. It ordered each affected public utility to file a tariff supplement designating its existing rates and riders as temporary, effective March 15, 2018. In its comments on March 9, 2018, UGI Utilities expressed the view that, as a matter of law, reducing base rates by the tax impact of the TCJA would be unlawful if the result did not permit the utility to earn a reasonable rate of return and proposed to give approximately half of the benefits from the TCJA to customers through a reduction in rates and increased funding for low income and gas operations programs.
The PUC is in the process of reviewing the data and comments submitted in response to the Secretarial Letter. Due to the complexity of the tax law changes and the numerous public utilities involved, the PUC has stated that it is unable to determine when it will complete its review and resolve the issues presented.

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

	March 31, 2018	September 30, 2017	March 31, 2017
Regulatory assets:
Income taxes recoverable	$128,267	$121,421	$120,255
Underfunded pension and postretirement plans	135,263	141,310	175,598
Environmental costs	59,788	61,566	62,209
Deferred fuel and power costs	738	7,685	1,262
Removal costs, net	30,478	30,996	28,840
Other	7,104	5,951	6,553
Total regulatory assets	$361,638	$368,929	$394,717
Regulatory liabilities:
Postretirement benefits	$17,105	$17,493	$16,974
Deferred fuel and power refunds	35,278	10,621	13,791
State tax benefits — distribution system repairs	19,888	18,430	16,145
Excess federal deferred income taxes (a)	301,151	—	—
Other	7,299	2,686	3,548
Total regulatory liabilities	$380,721	$49,230	$50,458

(a)	Balance at March 31, 2018, comprises excess federal deferred income taxes resulting from the enactment of the TCJA (see below and Note 5).

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

Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel costs or refunds. Net unrealized gains on such contracts at March 31, 2018, September 30, 2017, and March 31, 2017, were $269, $146 and $1,973, respectively.

In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains financial transmission rights (“FTRs”). FTRs are derivative instruments that entitle the holder to receive compensation for electricity transmission congestion charges when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its DS costs, realized and unrealized gains or losses on FTRs are included in deferred fuel and power costs or deferred fuel and power refunds. Unrealized gains or losses on FTRs at March 31, 2018, September 30, 2017, and March 31, 2017, were not material.

Excess federal deferred income taxes. This regulatory liability is the result of remeasuring UGI Utilities’ federal deferred income tax liabilities on utility plant due to the enactment of the TCJA on December 22, 2017 (see Note 5). In order for our utility assets to continue to be eligible for accelerated tax depreciation, current law requires that these excess federal deferred income taxes be amortized no more rapidly than over the remaining lives of the assets that gave rise to the excess federal deferred income taxes,

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

ranging from 1 year to approximately 65 years. This regulatory liability has been increased to reflect the tax benefit generated by the amortization of the excess deferred federal income taxes and will be amortized and credited to tax expense.
Other Regulatory Matters

Base Rate Filings. On January 26, 2018, Electric Utility filed a rate request with the PUC to increase its annual base distribution revenues by $9,200. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable electric service. Electric Utility requested that the new electric rates become effective March 27, 2018. The PUC entered an Order dated March 1, 2018, suspending the effective date for the rate increase to allow for investigation and public hearings. Unless a settlement is reached sooner, this review process is expected to last up to nine months from the date of filing; however, the Company cannot predict the timing or the ultimate outcome of the rate case review process.

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

Utilities Merger Request. On March 8, 2018 and March 13, 2018, the Company filed merger authorization requests with the PUC and MD PSC, respectively, to merge PNG and CPG into UGI Utilities, with a targeted effective date of October 1, 2018. There are no expected changes to annual base distribution rates for the combined utilities or to existing regulatory assets and liabilities as a result of the proposed merger. The Company cannot predict the timing or the ultimate outcome of the PUC or MD PSC review of the merger request. CPG, PNG, and UGI Utilities also filed, in May 2018, related applications to transfer certain FERC authorizations from PNG and CPG to UGI Utilities to ensure continuity of certain interstate gas transportation services now conducted by CPG and PNG upon the effective date of the proposed merger.

Note 7 — Debt

On October 31, 2017, UGI Utilities entered into a $125,000 unsecured variable-rate term loan agreement (the “Term Loan”) with a group of banks.  Proceeds from the Term Loan were used to repay revolving credit agreement borrowings and for general corporate purposes. The outstanding principal amount of the Term Loan is payable in equal quarterly installments of $1,563, which commenced March 2018, with the balance of the principal being due and payable in full on October 30, 2022.  Under the Term Loan, UGI Utilities may borrow at various prevailing market interest rates, including LIBOR and the banks’ prime rate, plus a margin.  The margin on such borrowings ranges from 0.0% to 1.875% and is based upon the credit ratings of certain indebtedness of UGI Utilities.  The Term Loan requires that UGI Utilities not exceed a ratio of Consolidated Debt to Consolidated Total Capital, as defined.

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
Each of UGI Utilities and its subsidiaries, CPG and PNG, has entered into a consent order and agreement (“COA”) with the Pennsylvania Department of Environmental Protection (“DEP”) to address the remediation of former MGPs in Pennsylvania. In accordance with the COAs, UGI Utilities, CPG and PNG are each required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs or make expenditures for such activities in an amount equal to an annual environmental cost cap. The CPG COA includes an obligation to plug specified natural gas wells. The COA environmental costs caps are $2,500, $1,750, and $1,100, for UGI Utilities, CPG and PNG, respectively. The COAs for UGI Utilities, CPG and PNG are scheduled to terminate at the end of 2031, 2018, and 2019, respectively. At March 31, 2018, September 30, 2017 and March 31, 2017, our estimated accrued liabilities for environmental investigation and remediation costs related to the COAs for UGI Utilities, CPG and PNG totaled $51,941, $54,250, and $55,659, respectively. UGI Utilities, CPG and PNG have recorded associated regulatory assets for these costs because recovery of these costs from customers is probable (see Note 6).

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

From time to time, UGI Utilities is notified of sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by UGI Utilities or owned or operated by a former subsidiary. Such parties generally investigate the extent of environmental contamination or perform environmental remediation. Management believes that, under applicable law, UGI Utilities should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by a former subsidiary of UGI Utilities if a court were to conclude that (1) the subsidiary’s separate corporate form should be disregarded, or (2) UGI Utilities should be considered to have been an operator because of its conduct with respect to its subsidiary’s MGP. At March 31, 2018, September 30, 2017 and March 31, 2017, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Utilities’ MGP sites outside of Pennsylvania was material.

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

Net periodic pension expense and other postretirement benefit costs include the following components:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31,	2018	2017	2018	2017
Service cost	$1,881	$2,022	$67	$61
Interest cost	5,767	5,539	112	107
Expected return on assets	(7,777)	(7,496)	(177)	(164)
Amortization of:
Prior service cost (benefit)	63	82	(110)	(160)
Actuarial loss	2,984	3,706	24	29
Net benefit cost (benefit)	2,918	3,853	(84)	(127)
Change in associated regulatory liabilities	—	—	(123)	(123)
Net benefit cost (benefit) after change in regulatory liabilities	$2,918	$3,853	$(207)	$(250)

	Pension Benefits		Other Postretirement Benefits
Six Months Ended March 31,	2018	2017	2018	2017
Service cost	$3,762	$4,045	$134	$122
Interest cost	11,534	11,078	224	215
Expected return on assets	(15,554)	(14,993)	(354)	(328)
Amortization of:
Prior service cost (benefit)	126	163	(220)	(320)
Actuarial loss	5,968	7,413	48	57
Net benefit cost (benefit)	5,836	7,706	(168)	(254)
Change in associated regulatory liabilities	—	—	(246)	(245)
Net benefit cost (benefit) after change in regulatory liabilities	$5,836	$7,706	$(414)	$(499)

Pension Plan assets are held in trust and consist principally of publicly traded, diversified equity and fixed income mutual funds and, to a much lesser extent, UGI Corporation Common Stock. It is our general policy to fund amounts for Pension Plan benefits equal to at least the minimum contribution required by ERISA. From time to time we may, at our discretion, contribute additional amounts. During the six months ended March 31, 2018 and 2017, the Company made contributions to the Pension Plan of $6,720 and $5,698, respectively. The Company expects to make additional discretionary cash contributions of approximately $6,720 to the Pension Plan during the remainder of Fiscal 2018.

UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs, if any. The difference between such cash deposits or expense recorded and the amounts included in UGI Gas’ and Electric Utility’s rates, if any, is deferred for

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

future recovery from, or refund to, ratepayers. There were no required contributions to the VEBA during the six months ended March 31, 2018 and 2017.

We also participate in an unfunded and non-qualified defined benefit supplemental executive retirement plan. Net benefit costs associated with this plan for all periods presented were not material.

Note 10 — Fair Value Measurements

Derivative Instruments

The following table presents, on a gross basis, our derivative assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy, as of March 31, 2018, September 30, 2017 and March 31, 2017:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
March 31, 2018:
Assets:
Commodity contracts	$1,042	$9	$—	$1,051
Liabilities:
Commodity contracts	$(582)	$(7)	$—	$(589)
September 30, 2017:
Assets:
Commodity contracts	$1,735	$72	$—	$1,807
Liabilities:
Commodity contracts	$(1,447)	$(73)	$—	$(1,520)
March 31, 2017:
Assets:
Commodity contracts	$2,157	$—	$—	$2,157
Liabilities:
Commodity contracts	$(133)	$(19)	$—	$(152)

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

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar types of debt (Level 2). The carrying amount and estimated fair value of our long-term debt (including current maturities but excluding unamortized debt issuance costs) at March 31, 2018, September 30, 2017 and March 31, 2017 were as follows:

	March 31, 2018	September 30, 2017	March 31, 2017
Carrying amount	$838,437	$755,000	$775,000
Estimated fair value	$871,853	$791,378	$801,675

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

Commodity Price Risk

Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. As permitted and agreed to by the PUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses New York Mercantile Exchange (“NYMEX”) natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At March 31, 2018, September 30, 2017 and March 31, 2017, the volumes of natural gas associated with Gas Utility’s unsettled NYMEX natural gas futures and option contracts totaled 12.7 million dekatherms, 14.8 million dekatherms and 9.0 million dekatherms, respectively. At March 31, 2018, the maximum period over which Gas Utility is economically hedging natural gas market price risk is 12 months. Gains and losses on natural gas futures contracts and natural gas option contracts are recorded in regulatory assets or liabilities on the condensed consolidated balance sheets because it is probable such gains or losses will be recoverable from, or refundable to, customers through the PGC recovery mechanism (see Note 6).

Electric Utility’s DS tariffs permit the recovery of all prudently incurred costs of electricity it sells to DS customers, including the cost of financial instruments used to hedge electricity costs. Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. At March 31, 2018, September 30, 2017 and March 31, 2017, all Electric Utility forward electricity purchase contracts were subject to the NPNS exception.

In order to reduce volatility associated with a substantial portion of its electricity transmission congestion costs, Electric Utility obtains FTRs through an annual allocation process. Gains and losses on Electric Utility FTRs are recorded in regulatory assets or liabilities on the condensed consolidated balance sheets because it is probable such gains or losses will be recoverable from, or refundable to, customers through the DS mechanism (see Note 6). At March 31, 2018, September 30, 2017 and March 31, 2017, the total volumes associated with FTRs totaled 25.5 million kilowatt hours, 101.2 million kilowatt hours and 14.6 million kilowatt hours, respectively. At March 31, 2018, the maximum period over which we are economically hedging electricity congestion is 2 months.

In order to reduce operating expense volatility, UGI Utilities from time to time enters into NYMEX gasoline futures contracts for a portion of gasoline volumes expected to be used in the operation of its vehicles and equipment. At March 31, 2018, September 30, 2017 and March 31, 2017, the total volumes associated with gasoline futures contracts were not material.

Interest Rate Risk

Our long-term debt typically is issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). We account for IRPAs as cash flow hedges. As of March 31, 2018, September 30, 2017 and March 31, 2017, we had no unsettled IRPAs. At March 31, 2018, the amount of net losses associated with IRPAs expected to be reclassified into earnings during the next twelve months is $3,485.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

Derivative Instrument Credit Risk

Our commodity exchange-traded futures contracts generally require cash deposits in margin accounts. At March 31, 2018, September 30, 2017 and March 31, 2017, restricted cash in brokerage accounts totaled $1,572, $3,046 and $347, respectively.

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

Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities, as well as the effects of offsetting, as of March 31, 2018, September 30, 2017 and March 31, 2017:

	March 31, 2018	September 30, 2017	March 31, 2017
Derivative assets:
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	$860	$1,665	$2,104
Derivatives not subject to PGC and DS mechanisms:
Commodity contracts	191	142	53
Total derivative assets — gross	1,051	1,807	2,157
Gross amounts offset in the balance sheet	(37)	(450)	(133)
Total derivative assets — net (a)	$1,014	$1,357	$2,024

Derivative liabilities:
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	$(589)	$(1,520)	$(150)
Derivatives not subject to PGC and DS mechanisms:
Commodity contracts	—	—	(2)
Total derivative liabilities — gross	(589)	(1,520)	(152)
Gross amounts offset in the balance sheet	37	450	133
Total derivative liabilities — net (a)	$(552)	$(1,070)	$(19)

(a)	Derivative assets and liabilities with maturities greater than one year are recorded in “Other assets” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

Effect of Derivative Instruments

The following table provides information on the effects of derivative instruments not subject to ratemaking mechanisms on the condensed consolidated statements of income and changes in AOCI for the three and six months ended March 31, 2018 and 2017:

	Loss Reclassified from AOCI into Income		Location of Loss Reclassified from AOCI into Income
Three Months Ended March 31,	2018	2017
Cash Flow Hedges:
Interest rate contracts	$(872)	$(822)	Interest expense

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Three Months Ended March 31,	2018	2017
Derivatives Not Subject to PGC and DS Mechanisms:
Commodity contracts	$12	$(98)	Operating and administrative expenses

	Loss Reclassified from AOCI into Income		Location of Loss Reclassified from AOCI into Income
Six Months Ended March 31,	2018	2017
Cash Flow Hedges:
Interest rate contracts	$(1,743)	$(1,668)	Interest expense

	Gain Recognized in Income		Location of Gain Recognized in Income
Six Months Ended March 31,	2018	2017
Derivatives Not Subject to PGC and DS Mechanisms:
Commodity contracts	$161	$32	Operating and administrative expenses

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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

Note 12 — Accumulated Other Comprehensive Income

The tables below present changes in AOCI, net of tax, during the three and six months ended March 31, 2018 and 2017:

Three Months Ended March 31, 2018	Postretirement Benefit Plans	Derivative Instruments	Total
AOCI — December 31, 2017	$(8,775)	$(17,204)	$(25,979)
Reclassifications of benefit plan actuarial losses and net prior service credits	220	—	220
Reclassifications of net losses on IRPAs	—	592	592
AOCI — March 31, 2018	$(8,555)	$(16,612)	$(25,167)

Three Months Ended March 31, 2017	Postretirement Benefit Plans	Derivative Instruments	Total
AOCI — December 31, 2016	$(11,595)	$(19,289)	$(30,884)
Reclassifications of benefit plan actuarial losses and net prior service credits	239	—	239
Reclassifications of net losses on IRPAs	—	481	481
AOCI — March 31, 2017	$(11,356)	$(18,808)	$(30,164)

Six Months Ended March 31, 2018	Postretirement Benefit Plans	Derivative Instruments	Total
AOCI — September 30, 2017	$(8,995)	$(17,796)	$(26,791)
Reclassifications of benefit plans actuarial losses and net prior service credits	440	—	440
Reclassifications of net losses on IRPAs	—	1,184	1,184
AOCI — March 31, 2018	$(8,555)	$(16,612)	$(25,167)

Six Months Ended March 31, 2017	Postretirement Benefit Plans	Derivative Instruments	Total
AOCI — September 30, 2016	$(11,834)	$(19,784)	$(31,618)
Reclassifications of benefit plans actuarial losses and net prior service credits	478	—	478
Reclassifications of net losses on IRPAs	—	976	976
AOCI — March 31, 2017	$(11,356)	$(18,808)	$(30,164)

Note 13 — Related Party Transactions

UGI provides certain financial and administrative services to UGI Utilities. UGI bills UGI Utilities monthly for all direct expenses incurred by UGI on behalf of UGI Utilities and an allocated share of indirect corporate expenses incurred or paid with respect to services provided to UGI Utilities. The allocation of indirect UGI corporate expenses to UGI Utilities utilizes a weighted, three-component formula comprising revenues, operating expenses and net assets employed and considers UGI Utilities’ relative percentage of such items to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. Management believes that this allocation method is reasonable and equitable to UGI Utilities and this allocation method has been accepted by the PUC in past rate case proceedings and management audits as a reasonable method of allocating such expenses. UGI Utilities also engages in other services with various other affiliates pursuant to arrangements authorized by the PUC using similar allocation or market-based pricing methods. These billed expenses are classified as “Operating and administrative expenses — related parties” in the Condensed Consolidated Statements of Income. In addition, UGI Utilities provides limited administrative services to UGI and certain of UGI’s subsidiaries under PUC affiliated interest agreements. Amounts billed to these entities by UGI Utilities totaled $1,359 and $1,632 during the three months ended March 31, 2018 and 2017, respectively, and $2,405 and $2,801 during the six months ended March 31, 2018 and 2017, respectively.

From time to time, UGI Utilities is a party to SCAAs with Energy Services which have terms of up to three years. Under the SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts (subject to recall for operational purposes) to Energy Services for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon the commencement of the SCAAs, receives a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. UGI Utilities incurred costs associated with Energy Services’ SCAAs totaling $179 and $201 during the three months ended March 31, 2018 and 2017, respectively, and $3,280 and $2,495 during the six months ended March 31, 2018 and 2017, respectively. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the SCAAs. These payments totaled $708 and $734 during the three months ended March 31, 2018 and 2017, respectively, and $1,426 and $1,298 during the six months ended March 31, 2018 and 2017, respectively. In conjunction with the SCAAs, UGI Utilities received security deposits from Energy Services. The amounts of such security deposits, which are included in “Other current liabilities” on the Condensed Consolidated Balance Sheets, at March 31, 2018, September 30, 2017 and March 31, 2017, were $11,040.

UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) in “Inventories” on the Condensed Consolidated Balance Sheets. The carrying values of these gas storage inventories at March 31, 2018, September 30, 2017 and March 31, 2017, comprising approximately 0.9 bcf, 6.8 bcf and 0.8 bcf of natural gas, were $2,532, $19,323 and $1,964, respectively.

UGI Utilities has gas supply and delivery service agreements with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility primarily during the heating-season months of November through March. The aggregate amount of these transactions (exclusive of transactions pursuant to the SCAAs) during the three months ended March 31, 2018 and 2017 totaled $47,366 and $41,225, respectively, and during the six months ended March 31, 2018 and 2017 totaled $81,954 and $71,735, respectively.

From time to time, UGI Utilities sells natural gas or pipeline capacity to Energy Services. During the three months ended March 31, 2018 and 2017, revenues associated with such sales to Energy Services totaled $61,245 and $22,310, respectively. During the six months ended March 31, 2018 and 2017, revenues associated with such sales to Energy Services totaled $82,392 and $33,282, respectively. Also from time to time, UGI Utilities purchases natural gas, pipeline capacity and electricity from Energy Services (in addition to those transactions already described above) and purchases a firm storage service from UGI Storage Company, a subsidiary of Energy Services, under one-year agreements. During the three months ended March 31, 2018 and 2017, such purchases totaled $83,429 and $39,085, respectively. During the six months ended March 31, 2018 and 2017, such purchases totaled $121,026 and $61,108, respectively.

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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

Financial information by business segment follows:

		Reportable Segments
Three Months Ended March 31, 2018	Total	Gas Utility	Electric Utility
Revenues	$483,261	$455,973	$27,288
Cost of sales — gas, fuel and purchased power	$257,302	$241,031	$16,271
Depreciation and amortization	$21,158	$19,776	$1,382
Operating income	$135,127	$134,175	$952
Interest expense	$11,091	$10,866	$225
Income before income taxes	$124,036	$123,309	$727
Capital expenditures (including the effects of accruals)	$55,089	$51,363	$3,726

		Reportable Segments
Three Months Ended March 31, 2017	Total	Gas Utility	Electric Utility
Revenues	$359,940	$335,864	$24,076
Cost of sales — gas, fuel and purchased power	$164,541	$150,863	$13,678
Depreciation and amortization	$17,699	$16,378	$1,321
Operating income	$116,408	$115,105	$1,303
Interest expense	$10,322	$9,833	$489
Income before income taxes	$106,086	$105,272	$814
Capital expenditures (including the effects of accruals)	$56,517	$54,137	$2,380

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

		Reportable Segments
Six Months Ended March 31, 2018	Total	Gas Utility	Electric Utility
Revenues	$806,366	$755,938	$50,428
Cost of sales — gas, fuel and purchased power	$409,076	$379,889	$29,187
Depreciation and amortization	$41,512	$38,776	$2,736
Operating income	$231,422	$227,856	$3,566
Interest expense	$22,030	$21,392	$638
Income before income taxes	$209,392	$206,464	$2,928
Capital expenditures (including the effects of accruals)	$126,788	$120,205	$6,583

As of March 31, 2018
Total assets	$3,204,045	$3,033,352	$170,693
Goodwill	$182,145	$182,145	$—

		Reportable Segments
Six Months Ended March 31, 2017	Total	Gas Utility	Electric Utility
Revenues	$621,353	$572,964	$48,389
Cost of sales — gas, fuel and purchased power	$274,012	$246,430	$27,582
Depreciation and amortization	$35,090	$32,533	$2,557
Operating income	$198,644	$194,072	$4,572
Interest expense	$20,350	$19,416	$934
Income before income taxes	$178,294	$174,656	$3,638
Capital expenditures (including the effects of accruals)	$120,613	$115,879	$4,734

As of March 31, 2017
Total assets	$2,909,725	$2,746,144	$163,581
Goodwill	$182,145	$182,145	$—

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

UGI UTILITIES, INC. AND SUBSIDIARIES

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for the three months ended March 31, 2018 (“2018 three-month period”) with the three months ended March 31, 2017 (“2017 three-month period”) and the six months ended March 31, 2018 (“2018 six-month period”) with the six months ended March 31, 2017 (“2017 six-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 14 to the condensed consolidated financial statements.

As further discussed below and in Note 5 to the condensed consolidated financial statements, our condensed consolidated balance sheet at March 31, 2018 and our net income for the three and six months ended March 31, 2018, were significantly affected by the December 22, 2017 enactment of the Tax Cuts and Jobs Act (the “TCJA”). The TCJA includes significant changes to the U.S. Corporate income tax system including a U.S. federal corporate income tax rate reduction from 35% to 21% effective January 1, 2018.

2018 three-month period compared with the 2017 three-month period

Three Months Ended March 31,	2018	2017	Increase (Decrease)
(Dollars in millions)
Gas Utility:
Revenues	$456.0	$335.9	$120.1	35.8%
Total margin (a)	$215.0	$185.0	$30.0	16.2%
Operating and administrative expenses	$62.2	$54.7	$7.5	13.7%
Operating income	$134.2	$115.1	$19.1	16.6%
Income before income taxes	$123.3	$105.3	$18.0	17.1%
System throughput — billions of cubic feet (“bcf”)
Core market	38.9	33.8	5.1	15.1%
Total	87.3	81.8	5.5	6.7%
Heating degree days — % (warmer) than normal (b)	(2.2)%	(11.7)%	—	—
Electric Utility:
Revenues	$27.3	$24.1	$3.2	13.3%
Total margin (a)	$9.6	$9.2	$0.4	4.3%
Operating and administrative expenses (a)	$7.2	$6.6	$0.6	9.1%
Operating income	$1.0	$1.3	$(0.3)	(23.1)%
Income before income taxes	$0.7	$0.8	$(0.1)	(12.5)%
Distribution sales — millions of kilowatt-hours (“gwh”)	278.7	260.5	18.2	7.0%

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.4 million and $1.2 million during the three months ended March 31, 2018 and 2017, respectively. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but excluded from Electric Utility operating expenses presented above).

(b)
Deviation from average heating degree days for the 15-year period 2000-2014 based upon weather statistics provided by National Oceanic and Atmospheric Administration for airports located within Gas Utility’s service territory.

Temperatures in Gas Utility’s service territory during the three months ended March 31, 2018, were 2.2% warmer than normal but 10.8% colder than during the three months ended March 31, 2017. Gas Utility core market volumes increased 5.1 bcf (15.1%) principally reflecting the effects of the colder 2018 three-month period weather and growth in the number of core market customers. Total Gas Utility distribution system throughput increased 5.5 bcf principally reflecting the higher core market volumes and slightly higher large firm delivery service volumes. These increases were partially offset by lower interruptible delivery service volumes. Electric Utility kilowatt-hour sales were 7.0% higher than the prior-year period principally reflecting the impact of the colder weather on Electric Utility heating-related sales.
UGI Utilities revenues increased $123.3 million reflecting a $120.1 million increase in Gas Utility revenues and higher Electric Utility revenues. The higher Gas Utility revenues principally reflect an increase in core market revenues ($73.2 million), higher off-system sales revenues ($40.9 million), and higher large firm delivery service revenues ($7.3 million). The $73.2 million increase in Gas Utility core market revenues reflects the effects of the higher core market throughput ($34.2 million), higher average retail

UGI UTILITIES, INC. AND SUBSIDIARIES

core market PGC rates ($32.1 million) and the increase in PNG base rates effective October 20, 2017 ($6.9 million). The increase in Electric Utility revenues principally reflects the higher distribution system sales and slightly higher average DS rates ($3.3 million). UGI Utilities cost of sales was $257.3 million in the three months ended March 31, 2018 compared with $164.5 million in the three months ended March 31, 2017, principally reflecting higher Gas Utility cost of sales ($90.2 million) and higher Electric Utility cost of sales ($2.6 million) from higher distribution system sales and the slightly higher DS rates. The higher Gas Utility cost of sales reflects higher average retail core market PGC rates ($32.1 million), higher cost of sales associated with Gas Utility off-system sales ($40.9 million), and higher retail core-market volumes ($18.1 million).
UGI Utilities total margin increased $30.4 million principally reflecting higher total margin from Gas Utility core market customers ($26.0 million) and higher large firm delivery service total margin ($4.1 million). The increase in Gas Utility core market margin principally reflects the higher core market throughput ($19.8 million) and the increase in PNG base rates effective October 20, 2017 ($6.2 million). Electric Utility total margin increased slightly principally reflecting the higher distribution volumes sold.
UGI Utilities operating income increased $18.7 million, principally reflecting the increase in total margin ($30.4 million) partially offset by higher Gas Utility and Electric Utility operating and administrative expenses ($8.1 million) and greater depreciation and amortization expense ($3.5 million) associated with increased distribution system and information technology (“IT”) capital expenditure activity. The increase in UGI Utilities operating and administrative expenses principally reflects higher uncollectible accounts expense ($6.0 million) and higher compensation and benefits expenses ($3.6 million). UGI Utilities income before income taxes increased $17.9 million reflecting the increase in UGI Utilities operating income ($18.7 million) partially offset by slightly higher interest expense.
Interest Expense and Income Taxes

Interest expense in the 2018 three-month period increased $0.8 million reflecting higher short-term debt interest expense and interest on higher average long-term debt outstanding. Our consolidated income taxes for the three months ended March 31, 2018, were impacted by the enactment of the TCJA which, among other things, reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. We are subject to a blended federal tax rate of 24.5% for Fiscal 2018 because our fiscal year contains the effective date of the rate change from 35% to 21%. Accordingly, our income taxes for the three months ended March 31, 2018, were reduced by $15.2 million principally reflecting the impact of the lower blended income tax rate of 24.5% and, to a much lesser extent, the amortization of excess deferred federal income taxes.

On March 15, 2018, the PUC entered a temporary rates Order that converted commission-approved rates of most large Pennsylvania public utilities, including Gas Utility, into “temporary rates” for a period of six months, with a possible extension for an additional six months. This action was taken in response to the TCJA that became effective on January 1, 2018. This action by the PUC did not directly impact our estimated annual effective tax rate for Fiscal 2018 and did not have a material impact on our results for the three months ended March 31, 2018. For further information on the TCJA and related regulatory actions, see Note 5 to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES

2018 six-month period compared with the 2017 six-month period

Six Months Ended March 31,	2018	2017	Increase (Decrease)
(Dollars in millions)
Gas Utility:
Revenues	$755.9	$573.0	$182.9	31.9%
Total margin (a)	$376.0	$326.6	$49.4	15.1%
Operating and administrative expenses	$110.5	$101.0	$9.5	9.4%
Operating income	$227.9	$194.1	$33.8	17.4%
Income before income taxes	$206.5	$174.7	$31.8	18.2%
System throughput — billions of cubic feet (“bcf”)
Core market	64.4	56.7	7.7	13.6%
Total	156.6	148.0	8.6	5.8%
Heating degree days — % (warmer) than normal (b)	(2.1)%	(10.0)%	—	—
Electric Utility:
Revenues	$50.4	$48.4	$2.0	4.1%
Total margin (a)	$18.6	$18.3	$0.3	1.6%
Operating and administrative expenses (a)	$12.3	$11.3	$1.0	8.8%
Operating income	$3.6	$4.6	$(1.0)	(21.7)%
Income before income taxes	$2.9	$3.6	$(0.7)	(19.4)%
Distribution sales — millions of kilowatt-hours (“gwh”)	525.3	501.1	24.2	4.8%

(a)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $2.6 million and $2.5 million during each of the six months ended March 31, 2018 and 2017, respectively. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but excluded from Electric Utility operating expenses presented above).

(b)
Deviation from average heating degree days for the 15-year period 2000-2014 based upon weather statistics provided by National Oceanic and Atmospheric Administration for airports located within Gas Utility’s service territory.

Temperatures in Gas Utility’s service territory during the six months ended March 31, 2018, were 2.1% warmer than normal but 8.8% colder than during the six months ended March 31, 2017. Gas Utility core market volumes increased 7.7 bcf (13.6%) principally reflecting the effects of the colder 2018 six-month period weather and growth in the number of core market customers. Total Gas Utility distribution system throughput increased 8.6 bcf principally reflecting the higher core market volumes and slightly higher large firm delivery service volumes. These increases were partially offset by lower interruptible delivery service volumes. Electric Utility kilowatt-hour sales were 4.8% higher than the prior-year period, principally reflecting the impact of the colder weather on Electric Utility heating-related sales.
UGI Utilities revenues increased $185.0 million reflecting a $182.9 million increase in Gas Utility revenues and slightly higher Electric Utility revenues. The higher Gas Utility revenues principally reflect an increase in core market revenues ($121.3 million), higher off-system sales revenues ($52.4 million), and higher large firm delivery service revenues ($11.6 million). The $121.3 million increase in Gas Utility core market revenues reflects the effects of the higher core market throughput ($53.0 million), higher average retail core market PGC rates ($57.5 million) and the increase in PNG base rates effective October 20, 2017 ($10.9 million). The increase in Electric Utility revenues principally reflects higher Electric Utility distribution system sales ($2.8 million) partially offset by lower transmission revenue ($0.5 million). UGI Utilities cost of sales was $409.1 million in the six months ended March 31, 2018 compared with $274.0 million in the six months ended March 31, 2017, principally reflecting higher Gas Utility cost of sales ($133.4 million) and higher Electric Utility cost of sales ($1.6 million) from the higher sales. The higher Gas Utility cost of sales reflects higher average retail core market PGC rates ($57.5 million), higher cost of sales associated with Gas Utility off-system sales ($52.4 million), and higher retail core-market volumes ($27.3 million).
UGI Utilities total margin increased $49.7 million principally reflecting higher total margin from Gas Utility core market customers ($42.3 million) and higher large firm delivery service total margin ($7.9 million). The increase in Gas Utility core market margin principally reflects the higher core market throughput ($32.6 million) and the increase in PNG base rates effective October 20, 2017 ($9.7 million). Electric Utility total margin increased $0.3 million principally reflecting the higher distribution system sales.

UGI UTILITIES, INC. AND SUBSIDIARIES

UGI Utilities operating income increased $32.8 million, principally reflecting the increase in total margin ($49.7 million) partially offset by higher operating and administrative expenses ($10.7 million) and greater depreciation and amortization expense ($6.4 million) associated with increased distribution system and IT capital expenditure activity. The increase in UGI Utilities operating and administrative expenses reflects higher uncollectible accounts expense ($7.0 million) and higher contractor and outside services expenses ($3.0 million) and higher compensation and benefits expenses ($3.6 million) partially offset by a favorable payroll tax adjustment related to prior periods ($2.1 million). UGI Utilities income before income taxes increased $31.1 million reflecting the increase in UGI Utilities operating income ($32.8 million) partially offset by slightly higher interest expense.
Interest Expense and Income Taxes

Interest expense in the 2018 six-month period increased $1.7 million reflecting higher short-term debt interest expense and interest on higher average long-term debt outstanding. Our consolidated income taxes for the six months ended March 31, 2018, were impacted by the enactment of the TCJA. As previously mentioned, we are subject to a blended federal tax rate of 24.5% for Fiscal 2018. As a result of the TCJA, we adjusted our net federal deferred income tax liabilities to remeasure such tax liabilities at the lower corporate rate and certain of these adjustments reduced our income tax expense, and increased net income, by $8.1 million for the six months ended March 31, 2018. In addition to the adjustment to our federal deferred income tax balances, our income taxes for the six months ended March 31, 2018, were further reduced by approximately $23.3 million principally reflecting the impact of the lower blended income tax rate of 24.5% and, to a much lesser extent, the amortization of the excess deferred federal income taxes.

On March 15, 2018, the PUC entered a temporary rates Order that converted commission-approved rates of most large Pennsylvania public utilities, including Gas Utility, into “temporary rates” for a period of six months, with a possible extension for an additional six months. This action was taken in response to the TCJA that became effective on January 1, 2018. This action by the PUC did not directly impact our estimated annual effective tax rate for Fiscal 2018 and did not have a material impact on our results for the six months ended March 31, 2018. For further information on the TCJA and related regulatory actions, see Note 5 to condensed consolidated financial statements.

FINANCIAL CONDITION AND LIQUIDITY

We depend on both internal and external sources of liquidity to provide funds for working capital and to fund capital requirements. Our short-term cash requirements not met by cash from operations are generally satisfied with borrowings under credit facilities. Our cash and cash equivalents at March 31, 2018, totaled $4.7 million compared to $5.2 million at September 30, 2017.

UGI Utilities’ total debt outstanding at March 31, 2018, was $969.1 million, which includes $135.0 million of short-term borrowings, compared with total debt outstanding of $921.1 million at September 30, 2017, which includes $170.0 million of short-term borrowings. Total long-term debt outstanding at March 31, 2018, comprises $675.0 million of Senior Notes, a $123.4 million unsecured term loan and $40.0 million of Medium-Term Notes, and is net of $4.3 million of unamortized debt issuance costs.

On October 31, 2017, UGI Utilities entered into a $125.0 million unsecured variable-rate term loan agreement (the “Term Loan”) with a group of banks.  Proceeds from the Term Loan were used to repay revolving credit agreement borrowings and for general corporate purposes. The outstanding principal amount of the Term Loan is payable in equal quarterly installments of $1.6 million, which commenced March 2018, with the balance of the principal being due and payable in full on October 30, 2022.  Under the Term Loan, UGI Utilities may borrow at various prevailing market interest rates, including LIBOR and the banks’ prime rate, plus a margin.  The margin on such borrowings ranges from 0.0% to 1.875% and is based upon the credit ratings of certain indebtedness of UGI Utilities.

UGI Utilities has an unsecured revolving credit agreement (the “UGI Utilities Credit Agreement”) with a group of banks providing for borrowings up to $300 million (including a $100 million sublimit for letters of credit). Borrowings under the UGI Utilities Credit Agreement are classified as “Short-term borrowings” on the Condensed Consolidated Balance Sheets. At March 31, 2018, UGI Utilities’ available borrowing capacity under the UGI Utilities Credit Agreement was $163.0 million. During the 2018 and 2017 six-month periods, average daily short-term borrowings under the UGI Utilities Credit Agreement were $171.4 million and $92.4 million, respectively, and peak short-term borrowings totaled $215.0 million and $137.0 million, respectively. Peak short-term borrowings typically occur during the heating-season months of December and January when UGI Utilities’ investment in working capital, principally accounts receivable, is generally greatest.

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

Cash provided by operating activities was $135.1 million in the 2018 six-month period compared to cash provided by operating activities of $131.8 million in the prior-year period. Cash flow from operating activities before changes in operating working capital was $210.2 million in the 2018 six-month period compared to $193.0 million recorded in the prior-year period. The higher cash flow from operating activities before changes in operating working capital in the 2018 six-month period largely reflects the increase in operating results in the 2018 six-month period. Changes in operating working capital used $75.1 million of operating cash flow during the 2018 six-month period compared to $61.2 million of cash used during the prior-year period. The higher cash used in the 2018 six-month period reflects the higher Gas Utility distribution volumes and natural gas prices on cash required to fund changes in accounts receivable partially offset by higher deferred fuel overcollections in the current-year period.

Investing activities. Cash used by investing activities was $153.4 million in the 2018 six-month period compared to $140.6 million in the 2017 six-month period. Total cash capital expenditures were $151.5 million in the 2018 six-month period compared with $135.1 million recorded in the prior-year period. The increase in cash capital expenditures during the 2018 six-month period principally reflects expenditures relating to a new headquarters building and higher new business capital expenditures.

Financing activities. Cash provided by financing activities was $17.8 million in the 2018 six-month period compared with $10.5 million during the 2017 six-month period. Financing activity cash flows are primarily the result of net borrowings and repayments under revolving credit agreements, net borrowings and repayments of long-term debt and cash dividends paid to UGI. UGI Utilities entered into a $125 million unsecured term loan agreement during the 2018 six-month period and used the net proceeds principally to reduce revolving credit balances and for general corporate purposes. During the 2018 six-month period UGI Utilities repaid $40 million of maturing Medium-Term Notes. During the 2018 six-month period there were net credit agreement repayments of $35.0 million compared with net repayments of $64.0 million during the prior-year period. Cash dividends in the 2018 six-month period totaled $30.0 million compared to cash dividends of $25.0 million in the prior-year period.

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
As a result, in December 2017, we reduced our net deferred income tax liabilities by $223.7 million due to the remeasuring of our existing federal deferred income tax assets and liabilities as of the date of enactment. Because a significant amount of the reduction relates to our regulated utility plant assets, most of the reduction to our excess deferred income taxes is not being recognized immediately in income tax expense. During the six months ended March 31, 2018, the amount of the reduction in our net deferred income tax liabilities that reduced income tax expense totaled $8.1 million.
In order for utility assets to continue to be eligible for accelerated tax depreciation, current law requires that excess deferred income taxes be amortized no more rapidly than over the remaining lives of the assets that gave rise to the excess deferred income taxes. In December 2017, we recorded a regulatory liability of $216.1 million associated with the excess deferred federal income taxes related to our regulated utility plant assets. This regulatory liability was increased, and a federal deferred income tax asset recorded, in the amount of $87.8 million to reflect the tax benefit generated by the amortization of the excess deferred federal income taxes. This regulatory liability is being amortized to income tax expense over the remaining lives of the assets that gave rise to the excess deferred income taxes. For further information on these regulatory assets and liabilities, see Note 6 to the condensed consolidated financial statements.
For the three and six months ended March 31, 2018, we included the estimated impacts of the TCJA in determining our estimated annual effective income tax rate. We are subject to a blended federal tax rate of 24.5% for Fiscal 2018 because our fiscal year contains the effective date of the rate change from 35% to 21% on January 1, 2018. As a result, the U.S. federal income tax rate included in our estimated annual effective tax rate is based on this 24.5% blended rate for Fiscal 2018. For the three and six months ended March 31, 2018, the effects of the tax law changes on current-period results (excluding the one-time impacts

UGI UTILITIES, INC. AND SUBSIDIARIES

described above) decreased income tax expense, and increased net income, by approximately $15.2 million and $23.3 million, respectively.
As a result of the TCJA tax law changes, in January 2018, the PUC opened a proceeding to consider whether existing rates charged by Pennsylvania utilities are no longer “just and reasonable,” as required by Pennsylvania law. On February 12, 2018, the PUC issued a Secretarial Letter requesting detailed information from large public utilities, including UGI Utilities, and inviting interested parties to submit comments on the impacts of the TCJA. On March 15, 2018, the PUC entered a temporary rates Order that converted commission-approved rates of most large Pennsylvania public utilities, including Gas Utility, into “temporary rates” for a period of six months, with a possible extension for an additional six months. It ordered each affected public utility to file a tariff supplement designating its existing rates and riders as temporary, effective March 15, 2018. In its comments on March 9, 2018, UGI Utilities expressed the view that, as a matter of law, reducing base rates by the tax impact of the TCJA would be unlawful if the result did not permit the utility to earn a reasonable rate of return and proposed to give approximately half of the benefits from the TCJA to customers through a reduction in rates and increased funding for low income and gas operations programs.
The PUC is in the process of reviewing the data and comments submitted in response to the Secretarial Letter. Due to the complexity of the tax law changes and the numerous public utilities involved, the PUC has stated that it is unable to determine when it will complete its review and resolve the issues presented.
REGULATORY MATTERS

Base Rate Filings. On January 26, 2018, Electric Utility filed a rate request with the PUC to increase its annual base distribution revenues by $9.2 million. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable electric service. Electric Utility requested that the new electric rates become effective March 27, 2018. The PUC entered an Order dated March 1, 2018, suspending the effective date for the rate increase to allow for investigation and public hearings. Unless a settlement is reached sooner, this review process is expected to last up to nine months from the date of filing; however, the Company cannot predict the timing or the ultimate outcome of the rate case review process.

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

Utilities Merger Request. On March 8, 2018 and March 13, 2018, the Company filed merger authorization requests with the PUC and MD PSC, respectively, to merge PNG and CPG into UGI Utilities, with a targeted effective date of October 1, 2018. There are no expected changes to annual base distribution rates for the combined utilities or to existing regulatory assets and liabilities as a result of the proposed merger. The Company cannot predict the timing or the ultimate outcome of the PUC or MD PSC review of the merger request. CPG, PNG, and UGI Utilities also filed, in May 2018, related applications to transfer certain FERC authorizations from PNG and CPG to UGI Utilities to ensure continuity of certain interstate gas transportation services now conducted by CPG and PNG upon the effective date of the proposed merger.

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

Commodity Price Risk
Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to its retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses derivative financial instruments, including natural gas futures and option contracts traded on the NYMEX, to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism. The change in market value of natural gas futures contracts can require daily deposits of cash in futures accounts. At March 31, 2018, the fair values of our natural gas futures and option contracts were not material.
Electric Utility’s DS tariffs contain clauses which permit recovery of all prudently incurred power costs, including the cost of financial instruments used to hedge electricity costs, through the application of DS rates. Because of this ratemaking mechanism, there is limited power cost risk, including the cost of FTRs and forward electricity purchase contracts, associated with our Electric Utility operations. At March 31, 2018, all of our Electric Utility’s forward electricity purchase contracts were subject to the NPNS exception. At March 31, 2018, the fair values of FTRs were not material.
In addition, Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures contracts are recorded at fair value with changes in fair value reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income. The amount of unrealized gains on these contracts and associated volumes under contract at March 31, 2018 were not material.
Interest Rate Risk

Our variable-rate debt at March 31, 2018, includes short-term borrowings and our variable-rate Term Loan. These debt agreements have interest rates that are generally indexed to short-term market interest rates. At March 31, 2018, combined borrowings outstanding under these variable-rate debt agreements totaled $258.4 million.

In order to reduce interest rate risk associated with near- or medium-term issuances of fixed-rate debt, from time to time we enter into IRPAs. There were no unsettled IRPAs outstanding at March 31, 2018.

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

ITEM 6. EXHIBITS

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI, Utilities and AmeriGas Employees, dated January 1, 2018.

10.2	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for UGI and Utilities Employees, dated January 1, 2018.

12.1	Computation of ratio of earnings to fixed charges

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2018, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

UGI UTILITIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

10.1	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI, Utilities and AmeriGas Employees, dated January 1, 2018.

10.2	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for UGI and Utilities Employees, dated January 1, 2018.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2018, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Utilities, Inc. (Registrant)
Date:	May 8, 2018	By:	/s/ Daniel J. Platt
Daniel J. Platt Vice President - Finance and Chief Financial Officer

Date:	May 8, 2018	By:	/s/ Megan Mattern
Megan Mattern Controller & Principal Accounting Officer