Form 10-Q
period 2018-12-31
UGI UTILITIES INC
filed 2019-02-07
CIK 100548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-1398
UGI UTILITIES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1174060
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One UGI Drive, Denver, PA 17517
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At January 31, 2019, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

UGI UTILITIES, INC. AND SUBSIDIARIES

- i -

GLOSSARY OF TERMS AND ABBREVIATIONS

Terms and abbreviations used in this Form 10-Q are defined below:

UGI Utilities, Inc. and Related Entities

Company - UGI Utilities or collectively UGI Utilities and its subsidiaries
CPG - UGI Central Penn Gas, Inc., a wholly owned subsidiary of UGI Utilities prior to the Utility Merger
Energy Services - UGI Energy Services, LLC, a wholly owned subsidiary of UGI
Electric Utility - UGI Utilities’ regulated electric distribution utility
Gas Utility - UGI Utilities’ regulated natural gas distribution businesses, comprising the natural gas utility businesses owned and operated by UGI Utilities and, prior to the Utility Merger, PNG and CPG
PNG - UGI Penn Natural Gas, Inc., a wholly owned subsidiary of UGI Utilities prior to the Utility Merger
UGI - UGI Corporation
UGI Central - The natural gas rate district of CPG subsequent to the Utility Merger
UGI Gas - UGI Utilities’ natural gas utility, prior to the Utility Merger
UGI North - The natural gas rate district of PNG subsequent to the Utility Merger
UGI South - The natural gas rate district of UGI Gas subsequent to the Utility Merger
UGI Utilities - UGI Utilities, Inc., a wholly owned subsidiary of UGI
Other Terms and Abbreviations
2017 three-month period - Three-month period ended December 31, 2017
2018 Annual Report - UGI Utilities Annual Report on Form 10-K for the fiscal year ended September 30, 2018
2018 three-month period - Three-month period ended December 31, 2018
4.55% Senior Notes - A private placement of $150 million principal amount of senior notes issued by UGI Utilities
AOCI - Accumulated other comprehensive income (loss)
ASC - Accounting Standards Codification
ASC 605 - ASC 605, “Revenue Recognition”
ASC 606 - ASC 606, “Revenue from Contracts with Customers”
ASC 740 - ASC 740, “Income Taxes”
ASU - Accounting Standards Update
Bcf - Billions of cubic feet
BIE - Pennsylvania Public Utility Commission Bureau of Investigation and Enforcement
COA - Consent order and agreement
Core market - Comprises (1) firm residential, commercial and industrial customers for whom UGI Utilities has a statutory obligation to serve who purchase their natural gas or electricity from UGI Utilities; and (2) residential, commercial and industrial customers for whom UGI Utilities has a statutory obligation to serve who purchase their natural gas or electricity from others

DS - Default service
ERISA - Employee Retirement Income Security Act of 1974
Exchange Act - Securities Exchange Act of 1934, as amended
FASB - Financial Accounting Standards Board
FERC - Federal Energy Regulatory Commission
FTR - Financial transmission rights
GAAP - U.S. generally accepted accounting principles
Gwh - Millions of kilowatt hours
IRPA - Interest rate protection agreement
IT - Information technology
LIBOR - London Inter-bank Offered Rate
MDPSC - Maryland Public Service Commission
MGP - Manufactured gas plant
NOAA - National Oceanic and Atmospheric Administration
NPNS - Normal purchase and normal sale
NTSB - National Transportation Safety Board
NYMEX - New York Mercantile Exchange
PADEP - Pennsylvania Department of Environmental Protection
PAPUC - Pennsylvania Public Utility Commission
Pension Plan - Defined benefit pension plan for employees hired prior to January 1, 2009 of UGI, UGI Utilities, CPG, PNG and certain of UGI’s other domestic wholly owned subsidiaries

PGC - Purchased gas costs
PJM - PJM Interconnection, LLC
Retail core-market - Comprises firm residential, commercial and industrial customers for whom UGI Utilities has a statutory obligation to serve that purchase their natural gas from Gas Utility
SCAA - Storage contract administrative agreements
SEC - U.S. Securities and Exchange Commission
TCJA - Tax Cuts and Jobs Act
UGI Utilities Credit Agreement - Revolving Credit Agreement issued by UGI Utilities
Utility Merger - The merger, effective October 1, 2018, of CPG and PNG with UGI Utilities
VEBA - Voluntary Employees’ Beneficiary Association

UGI UTILITIES, INC. AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	December 31, 2018	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$21,515	$10,314	$7,289
Restricted cash	3,308	1,190	3,665
Accounts receivable (less allowances for doubtful accounts of $11,694, $9,760 and $6,398, respectively)	117,418	71,507	105,141
Accounts receivable — related parties	498	2,273	1,406
Accrued utility revenues	64,694	13,977	95,854
Inventories	50,798	52,413	49,717
Prepaid income taxes	43,060	53,857	1,977
Regulatory assets	3,267	7,475	605
Derivative instruments	1,070	3,004	678
Prepaid expenses	12,251	9,006	10,402
Other current assets	12,909	8,003	12,664
Total current assets	330,788	233,019	289,398
Property, plant and equipment, at cost (less accumulated depreciation of $1,091,212, $1,074,521 and $1,026,450, respectively)	2,597,546	2,541,768	2,327,664
Goodwill	182,145	182,145	182,145
Regulatory assets	295,496	293,527	362,237
Other assets	18,798	16,117	13,249
Total assets	$3,424,773	$3,266,576	$3,174,693
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$8,786	$9,001	$144,374
Short-term borrowings	296,000	189,500	181,500
Accounts payable	93,157	87,861	69,697
Accounts payable — related parties	25,063	9,585	13,420
Regulatory liabilities	26,994	40,131	17,091
Derivative instruments	467	—	2,244
Other current liabilities	104,466	114,256	106,177
Total current liabilities	554,933	450,334	534,503
Long-term debt	826,844	828,995	711,242
Deferred income taxes	414,470	400,939	340,772
Pension and postretirement benefit obligations	81,072	81,590	140,224
Regulatory liabilities	346,474	350,044	340,391
Other noncurrent liabilities	67,176	61,386	65,540
Total liabilities	2,290,969	2,173,288	2,132,672
Commitments and contingencies (Note 9)
Common stockholder’s equity:
Common Stock, $2.25 par value (authorized — 40,000,000 shares; issued and outstanding — 26,781,785 shares)	60,259	60,259	60,259
Additional paid-in capital	473,580	473,580	473,580
Retained earnings	626,191	579,778	534,161
Accumulated other comprehensive loss	(26,226)	(20,329)	(25,979)
Total common stockholder’s equity	1,133,804	1,093,288	1,042,021
Total liabilities and stockholder’s equity	$3,424,773	$3,266,576	$3,174,693
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended
	December 31,
	2018	2017
Revenues	$322,725	$323,105
Costs and expenses:
Cost of sales — gas and purchased power (excluding depreciation shown below)	159,519	151,774
Operating and administrative expenses	58,940	51,409
Operating and administrative expenses — related parties	3,512	2,689
Depreciation	22,474	20,354
Other operating expense, net	1,206	9
	245,651	226,235
Operating income	77,074	96,870
Pension and other postretirement plans non-service income (expense)	412	(575)
Interest expense	(11,738)	(10,939)
Income before income taxes	65,748	85,356
Income tax expense	(15,860)	(17,053)
Net income	$49,888	$68,303
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended
	December 31,
	2018	2017
Net income	$49,888	$68,303
Other comprehensive income (loss):
Net losses on derivative instruments (net of tax of $487 and $0, respectively)	(1,198)	—
Reclassifications of net losses on derivative instruments (net of tax of $(252) and $(279), respectively)	620	592
Reclassifications of benefit plans actuarial losses and net prior service benefits (net of tax of $(54) and $(104), respectively)	132	220
Other comprehensive (loss) income	(446)	812
Comprehensive income	$49,442	$69,115
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Three Months Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$49,888	$68,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,474	20,354
Deferred income taxes, net	6,721	4,328
Provision for uncollectible accounts	5,029	3,459
Other, net	11,451	1,161
Net change in:
Accounts receivable and accrued utility revenues	(99,882)	(136,036)
Inventories	1,615	3,592
Deferred fuel and power costs, net of changes in unsettled derivatives	(12,501)	11,572
Accounts payable	42,936	21,655
Other current assets	(8,150)	(6,661)
Other current liabilities	(4,142)	1,172
Net cash provided (used) by operating activities	15,439	(7,101)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(98,717)	(88,686)
Net costs of property, plant and equipment disposals	(1,691)	(2,382)
Net cash used by investing activities	(100,408)	(91,068)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of dividends	(5,000)	(15,000)
Increase in short-term borrowings	106,500	11,500
Issuances of long-term debt, net of issuance costs	—	124,374
Repayments of long-term debt	(2,433)	(20,000)
Other	(779)	—
Net cash provided by financing activities	98,288	100,874
Cash, cash equivalents and restricted cash increase	$13,319	$2,705
CASH AND CASH EQUIVALENTS
Cash, cash equivalents and restricted cash at end of period	$24,823	$10,954
Cash, cash equivalents and restricted cash at beginning of period	11,504	8,249
Cash, cash equivalents and restricted cash increase	$13,319	$2,705
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(unaudited)
(Thousands of dollars)

	Three Months Ended December 31,
	2018	2017
Common stock, $2.25 par value
Balance, beginning of period	$60,259	$60,259
Balance, end of period	$60,259	$60,259

Retained earnings
Balance, beginning of period	$579,778	$480,858
Cumulative effect of change in accounting principle - ASC 606	(3,926)	—
Reclassification of stranded income tax effects related to TCJA	5,451	—
Net income	49,888	68,303
Cash dividends — Common Stock	(5,000)	(15,000)
Balance, end of period	$626,191	$534,161

Additional paid-in capital
Balance, beginning of period	$473,580	$473,580
Balance, end of period	$473,580	$473,580

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(20,329)	$(26,791)
Reclassification of stranded income tax effects related to TCJA	(5,451)	—
Net losses on derivative instruments	(1,198)	—
Reclassifications of net losses on derivative instruments	620	592
Reclassifications of benefit plans actuarial losses and net prior service credits	132	220
Balance, end of period	$(26,226)	$(25,979)

Total UGI Utilities, Inc. stockholder’s equity	$1,133,804	$1,042,021
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

Note 1 — Nature of Operations

UGI Utilities owns and operates Gas Utility, a natural gas distribution utility business in eastern and central Pennsylvania and in a portion of one Maryland county directly and, prior to the Utility Merger on October 1, 2018, through PNG and CPG. Gas Utility is subject to regulation by the PAPUC and the FERC and, with respect to a small service territory in one Maryland county, the MDPSC. UGI Utilities also owns and operates Electric Utility, an electric distribution utility located in northeastern Pennsylvania. Electric Utility is subject to regulation by the PAPUC and the FERC.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation. Our condensed consolidated financial statements include the accounts of UGI Utilities and its subsidiaries. We eliminate intercompany accounts when we consolidate.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the SEC. They include all adjustments that we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2018, Condensed Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by GAAP.

These financial statements should be read in conjunction with the Company’s 2018 Annual Report. Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Revenue Recognition. Effective October 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers,” which, as amended, is included in ASC 606. This new accounting guidance supersedes previous revenue recognition requirements in ASC 605. ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted this new accounting guidance using the modified retrospective transition method to those contracts which were not completed as of October 1, 2018. Periods prior to October 1, 2018, have not been restated and continue to be reported in accordance with ASC 605. The Company recorded a $3,926 reduction to opening retained earnings as of October 1, 2018, to reflect the cumulative effect of ASC 606 on certain contracts not complete as of the date of adoption. Although the adoption of ASC 606 did not, and is not expected to, have a material impact on the amount or timing of our revenue recognition and on our consolidated net income, cash flows or financial position, beginning October 1, 2018, certain performance obligations primarily associated with the release of capacity contracts are reflected on a gross, rather than net, basis and revenues from certain other negotiated rate contracts are reflected on a straight-line basis over the length of the contract, rather than as invoiced. The amount of revenues reflected on a gross, rather than net, basis for the three months ended December 31, 2018, was approximately $15,000 with no impact on net income.

Certain revenues such as revenue from leases, financial instruments and other revenues are not within the scope of ASC 606 because they are not from contracts with customers. Such revenues, if any, are accounted for in accordance with other GAAP. Revenue-related taxes collected on behalf of customers and remitted to taxing authorities, principally sales and use taxes, are not included in revenues. Electric Utility’s gross receipts taxes are presented on a gross basis. The Company has elected to use the practical expedient to expense the costs to obtain contracts when incurred as such amounts are generally not material.
See Note 4 for the additional disclosures regarding the Company’s revenue from contracts with customers.
Restricted Cash. Restricted cash principally represents those cash balances in our commodity futures brokerage accounts that are restricted from withdrawal. Upon adoption of revised accounting guidance in October 2018 (see Note 3), restricted cash is included within the Company’s Condensed Consolidated Statements of Cash Flows, with changes in the balance no longer reflected as a separate investing activity. The retrospective application of the new guidance on cash flows from investing activities for the three months ended December 31, 2017, resulted in the elimination of the item “Increase in restricted cash,” which had previously been reported as a use of cash of $619.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

The following table provides a reconciliation of the total cash, cash equivalents and restricted cash reported on the Company’s Condensed Consolidated Balance Sheets to the corresponding amounts reported on the Condensed Consolidated Statements of Cash Flows:

	Cash, Cash Equivalents and Restricted Cash
	December 31, 2018	December 31, 2017	September 30, 2018	September 30, 2017
Cash and cash equivalents	$21,515	$7,289	$10,314	$5,203
Restricted cash	3,308	3,665	1,190	3,046
Cash, cash equivalents and restricted cash	$24,823	$10,954	$11,504	$8,249

Derivative Instruments. Derivative instruments are reported on the Condensed Consolidated Balance Sheets at their fair values, unless the NPNS exception is elected. The accounting for changes in fair value depends upon the purpose of the derivative instrument, whether it is subject to regulatory ratemaking mechanisms or if it qualifies and is designated as a hedge for accounting purposes.
Gains and losses on substantially all of the derivative instruments used by UGI Utilities to hedge commodity prices (for which NPNS has not been elected) are included in regulatory assets and liabilities. From time to time we enter into derivative instruments that qualify and are designated as cash flow hedges. For cash flow hedges, changes in the fair values of the derivative financial instruments are recorded in AOCI, to the extent effective at offsetting changes in the hedged item, until earnings are affected by the hedged item. We discontinue cash flow hedge accounting if occurrence of the forecasted transaction is determined to be no longer probable. Hedge accounting is also discontinued for derivatives that cease to be highly effective. Certain other commodity derivative financial instruments, although generally effective as hedges, do not qualify for hedge accounting treatment. Changes in the fair values of these derivative instruments are reflected in net income. Cash flows from derivative financial instruments are included in cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.
For a more detailed description of the derivative instruments we use, our accounting for derivatives, our objectives for using them and other information, see Note 12.
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

Reclassifications. Certain amounts for the three months ended December 31, 2017, have been reclassified as a result of the adoption of revised accounting guidance pertaining to certain net periodic pension and other postretirement benefit costs and restricted cash (see Note 3). In addition, certain other prior-period amounts have been reclassified to conform to the current-period presentation.

Note 3 — Accounting Changes
New Accounting Standards Adopted Effective October 1, 2018

Revenue Recognition. Effective October 1, 2018, the Company adopted new accounting guidance regarding revenue recognition. See Notes 2 and 4 for a detailed description of the impact of the new guidance and related disclosures.

Cloud Computing Implementation Costs. In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The new guidance requires a customer in a cloud computing arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. These deferred implementation costs are expensed over the fixed, noncancelable term of the service arrangement plus any reasonably certain renewal periods. The new guidance also requires the entity to present the expense related to the capitalized implementation costs in the same income statement line as the hosting service fees; to classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments for hosting service fees; and to present the capitalized implementation costs in the balance sheet in the same line item in which prepaid hosting service fees are

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

presented. The new guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted this ASU effective October 1, 2018, and applied the guidance prospectively to all implementation costs associated with cloud computing arrangements that are service contracts incurred beginning October 1, 2018. The adoption of the new guidance did not have a material impact on our results of operations for the three months ended December 31, 2018.

Stranded Tax Effects in Accumulated Other Comprehensive Income. In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU provides that the stranded tax effects in AOCI resulting from the remeasurement of deferred income taxes associated with items included in AOCI due to the enactment of the TCJA may be reclassified to retained earnings, at the election of the entity, in the period the ASU is adopted. We adopted this ASU effective October 1, 2018. In connection with the adoption of this guidance, we reclassified a benefit of $5,451 from AOCI to opening retained earnings as of October 1, 2018, to reflect the reduction in the federal income tax rate, and the federal benefit of state income taxes, on the components of AOCI.

Pension and Other Postretirement Benefit Costs. In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU requires entities to disaggregate the service cost component from the other components of net periodic benefit costs and present it with compensation costs for related employees in the income statement. The other components are required to be presented elsewhere in the income statement and outside of income from operations. The amendments in this ASU permit only the service cost component to be eligible for capitalization, when applicable. For entities subject to rate regulation, including UGI Utilities, the ASU recognized that in the event a regulator continues to require capitalization of all net periodic benefit costs prospectively, the difference would result in the recognition of a regulatory asset or liability.

The guidance became effective for the Company beginning October 1, 2018, with retrospective adoption for the presentation of pension and postretirement expense on the income statement and a prospective adoption for capitalization. The Company’s Condensed Consolidated Statement of Income for the three months ended December 31, 2017, has been recast to reflect the retrospective adoption for the presentation of the non-service cost component of net periodic pension and other postretirement benefit costs, net of estimated amounts capitalized, as “Pension and other postretirement plans non-service income (expense)” on the Condensed Consolidated Statements of Income. Previously, the non-service cost components were reflected in “Operating and administrative expenses.”

For the three months ended December 31, 2018, the amount of income comprising the non-service cost components of our pension and postretirement benefit plans, net of amounts capitalized, presented in "Pension and other postretirement plans non-service income (expense)” on the Condensed Consolidated Statements of Income, totaled $412. For the three months ended December 31, 2017, the amount of (expense) comprising the non-service cost components of our pension and postretirement benefit plans, net of amounts capitalized, which has been reclassified from "Operating and administrative expenses" to "Pension and other postretirement plans non-service income (expense)” on the Condensed Consolidated Statements of Income, totaled $(575).

Statement of Cash Flows - Restricted Cash. In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows: Restricted Cash.” The guidance in this ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, as well as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows. The amendments in the ASU are required to be adopted on a retrospective basis. We adopted this ASU effective October 1, 2018. Adoption of this new guidance resulted in a change in presentation of restricted cash on the Condensed Consolidated Statement of Cash Flows; otherwise, this guidance did not have a significant impact on our Condensed Consolidated Statement of Cash Flows and disclosures (see Note 2, “Restricted Cash”).

Accounting Standards Not Yet Adopted

Pension and Other Postretirement Benefit Costs Disclosures. In August 2018, the FASB issued ASU No. 2018-14, “Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The amendments in this ASU are effective for interim and annual periods beginning October 1, 2020 (Fiscal 2021). The guidance shall be adopted retrospectively for all periods presented in the financial statements. Early adoption is permitted. The Company is in the process

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

of assessing the impact on its financial statement disclosures from the adoption of the new guidance and determining the period in which the new guidance will be adopted.

Fair Value Measurements Disclosures. In August 2018, the FASB issued ASU No. 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amendments in this ASU are effective for annual periods beginning October 1, 2020 (Fiscal 2021). The guidance regarding removing and modifying disclosures will be adopted on a retrospective basis and the guidance regarding new disclosures will be adopted on a prospective basis. Early adoption is permitted. The Company is in the process of assessing the impact on its financial statement disclosures from the adoption of the new guidance and determining the period in which the new guidance will be adopted.

Derivatives and Hedging. In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU amends and simplifies existing guidance to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The amendments in this ASU are effective for the Company for interim and annual periods beginning October 1, 2019 (Fiscal 2020). Early adoption is permitted. For cash flow and net investment hedges as of the adoption date, the guidance requires a modified retrospective approach. The amended presentation and disclosure guidance is required prospectively. The Company is in the process of assessing the impact on its financial statements from the adoption of the new guidance and determining the period in which the new guidance will be adopted.

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

Note 4 — Revenue from Contracts with Customers

The Company recognizes revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The Company generally has the right to consideration from a customer in an amount that corresponds directly with the value to the customer for our performance completed to date. As such, we have elected to recognize revenue in the amount to which we have a right to invoice except in the case of certain large delivery service customers for which we recognize revenue on a straight-line basis over the term of the contract, consistent with when the performance obligations are satisfied by the Company.

We do not have significant financing terms in our contracts because we generally receive payment shortly before, at, or shortly after the transfer of control of the good or service. Because the period between the time the performance obligation is satisfied and payment is received is one year or less, the Company has elected to apply the significant financing component practical expedient and no amount of consideration has been allocated as a financing component.
UGI Utilities supplies natural gas and electricity and provides distribution services of natural gas and electricity to residential, commercial, and industrial customers who are generally billed at standard regulated tariff rates approved by the PAPUC through the ratemaking process. Tariff rates include a component that provides for a reasonable opportunity to recover operating costs and expenses and to earn a return on net investment, and a component that provides for the recovery, subject to reasonableness reviews, of PGC and DS costs.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

Customers may choose to purchase their natural gas and electricity from Gas Utility or Electric Utility, or, alternatively, may contract separately with alternate suppliers. Accordingly, our contracts with customers comprise two promised goods or services: (1) delivery service of natural gas and electricity through the Company’s utility distribution systems and (2) the natural gas or electricity commodity itself for those customers who choose to purchase the natural gas or electricity directly from the Company. Revenue is not recorded for the sale of natural gas or electricity to customers who have contracted separately with alternate suppliers. For those customers who choose to purchase their natural gas or electricity from the Company, the performance obligation includes both the supply of the commodity and the delivery service.
The terms of our core market customer contracts are generally considered day-to-day as customers can discontinue service at any time without penalty. Performance obligations are generally satisfied over time as the natural gas or electricity is delivered to customers, at which point the customers simultaneously receive and consume the benefits provided by the delivery service and, when applicable, the commodity. Amounts are billed to customers based upon the reading of a customer’s meter which occurs on a cycle basis throughout each reporting period. An unbilled amount is recorded at the end of each reporting period based upon estimated amounts of natural gas or electricity delivered to customers since the date of the last meter reading. These unbilled estimates consider various factors such as historical customer usage patterns, customer rates and weather.
UGI Utilities has certain fixed-term contracts with large commercial and industrial customers to provide natural gas delivery services at contracted rates and at volumes generally based on the customer’s needs. The performance obligation to provide the contracted delivery service for these large commercial and industrial customers is satisfied over time and revenue is generally recognized on a straight-line basis.
UGI Utilities makes off-system sales whereby natural gas delivered to our system in excess of amounts needed to fulfill our distribution system needs is sold to other customers, primarily other distributors of natural gas, based on an agreed-upon price and volume between the Company and the counterparty. Gas Utility also sells excess capacity whereby interstate pipeline capacity in excess of amounts needed to meet our customer obligations is sold to other distributors of natural gas based upon an agreed-upon rate. Off-system sales and capacity releases are generally entered into one month at a time and comprise the sale of a specific volume of gas or pipeline capacity at a specific delivery point or points over a specific time. As such, performance obligations associated with off-system sales and capacity release customers are satisfied, and associated revenue is recorded, when the agreed upon volume of natural gas is delivered or capacity is provided, and title is transferred, in accordance with the contract terms.
Electric Utility provides transmission services to PJM by allowing PJM to access Electric Utility’s electricity transmission facilities. In exchange for providing access, PJM pays Electric Utility consideration determined by a formula-based rate approved by FERC. The formula-based rate, which is updated annually, allows recovery of costs incurred to provide transmissions services and return on transmission-related net investment. We recognize revenue over time as we provide transmission service.
Other revenues represent revenues from other ancillary services provided to customers and are generally recorded as the service is provided to customers.
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers or cash receipts. Contract assets represent our right to consideration after the performance obligations have been satisfied when such right is conditioned on something other than the passage of time. Contract assets were not material at December 31, 2018. All of our receivables are unconditional rights to consideration and are included in “Accounts receivable” and “Accrued utility revenues” on the Condensed Consolidated Balance Sheets. Amounts billed are generally due within the following month.
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balance of contract liabilities was $6,189 and $5,897 at December 31, 2018 and October 1, 2018, respectively, and are included in “Other current liabilities” on the Condensed Consolidated Balance Sheets. Revenue recognized for the three months ended December 31, 2018 from the amount included in contract liabilities at October 1, 2018 was not material.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

Revenue Disaggregation
The following table presents our disaggregated revenues by reportable segment for the three months ended December 31, 2018:

		Reportable Segments
	Total	Gas Utility	Electric
Revenues from contracts with customers:
Core Market:
Residential	$175,691	$158,557	$17,134
Commercial & industrial	67,574	61,375	6,199
Large delivery service	39,547	39,547	—
Off-system sales and capacity releases	38,131	38,131	—
Other (a)	1,171	(1,079)	2,250
Total revenue from contracts with customers	322,114	296,531	25,583
Other revenues (b)	611	611	—
Total revenues	$322,725	$297,142	$25,583

(a)	Gas Utility includes unallocated negative surcharge revenue of $(4,128) as a result of a PAPUC Order issued May 17, 2018, related to TCJA (see Note 7).

(b)	Represents certain revenues not from contracts with customers that are not within the scope of ASC 606 and accounted for in accordance with other GAAP.

Remaining Performance Obligations
The Company has elected to use practical expedients as allowed in ASC 606 to exclude disclosures related to the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied for core market customers and off-system sales and capacity releases as of the end of the reporting period because these contracts have an initial expected term of one year or less. Certain contracts with large delivery service customers contain minimum future performance obligations through 2053. At December 31, 2018, the Company expects to record approximately $197,000 of revenues related to the minimum future performance obligations over the remaining terms of the related contracts.
Note 5 — Inventories
Inventories comprise the following:

	December 31, 2018	September 30, 2018	December 31, 2017
Gas Utility natural gas	$34,918	$37,287	$34,587
Materials, supplies and other	15,880	15,126	15,130
Total inventories	$50,798	$52,413	$49,717

At December 31, 2018, UGI Utilities was a party to five principal SCAAs with terms of up to three years. Four of the SCAAs were with Energy Services (see Note 14) and one of the SCAAs was with a non-affiliate. Pursuant to the SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the terms of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished for which UGI Utilities has the rights), are included in the caption “Gas Utility natural gas” in the table above.
The carrying values of gas storage inventories released under the SCAAs at December 31, 2018, September 30, 2018 and December 31, 2017, comprising 7.8 bcf, 9.0 bcf and 7.8 bcf of natural gas, were $20,529, $23,136 and $22,191, respectively. At

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

December 31, 2018, September 30, 2018 and December 31, 2017, UGI Utilities held a total of $11,840, $13,840 and $13,840, respectively, of security deposits received from its SCAA counterparties. These amounts are included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
For additional information related to the SCAAs with Energy Services, see Note 14.

Note 6 — Income Tax Reform

On December 22, 2017, the TCJA was enacted into law. The significant changes resulting from the law that impacted UGI Utilities include a reduction in the U.S. federal income tax rate from 35% to 21%, effective January 1, 2018 (resulting in a blended rate of 24.5% for Fiscal 2018) and the elimination of bonus depreciation on regulated utility property beginning in Fiscal 2019.
In accordance with GAAP as determined by ASC 740, we are required to record the effects of tax law changes in the period enacted. As further discussed below, our results for the three months ended December 31, 2017, contained provisional estimates of the impact of the TCJA. These amounts were considered provisional because they used estimates for which tax returns had not yet been filed and because estimated amounts could have been impacted by future regulatory and accounting guidance if and when issued. We adjusted provisional amounts as further information became available and as we refined our calculations. As permitted by SEC Staff Bulletin No. 118, these adjustments occurred during the reasonable “measurement period” defined as twelve months from the date of enactment. During the three months ended December 31, 2018, adjustments to provisional amounts recorded in prior periods were not material.

As a result of the TCJA, during the three months ended December 31, 2017, we reduced our net deferred income tax liabilities by $223,660 due to the remeasurement of existing federal deferred income tax assets and liabilities from 35% to 21%. Because a significant amount of the reduction related to our regulated utility plant assets, most of the reduction to our deferred income taxes was not recognized immediately in income tax expense. During the three months ended December 31, 2017, the amount of the reduction in deferred income taxes that reduced income tax expense totaled $8,122.

In order for utility assets to continue to be eligible for accelerated tax depreciation, current law requires that excess deferred federal income taxes resulting from the remeasurement of deferred income taxes on regulated utility plant be amortized no more rapidly than over the remaining lives of the assets that gave rise to the excess deferred income taxes. At December 31, 2017, we had recorded a regulatory liability of $216,098 associated with the excess deferred federal income taxes related to our regulated utility plant assets. The regulatory liability was increased, and a federal deferred income tax asset was recorded, in the amount of $87,803 to reflect the tax benefit generated by the amortization of the excess deferred federal income taxes.

For the three months ended December 31, 2018 and 2017, we included the estimated impacts of the TCJA in determining our estimated annual effective income tax rates. We were subject to a blended U.S. federal tax rate of 24.5% for Fiscal 2018 because our fiscal year contained the effective date of the rate change from 35% to 21%. We are subject to a 21% U.S. federal tax rate in Fiscal 2019. As a result, the U.S. federal income tax rate included in our annual effective tax rates used for the three months ended December 31, 2018 and 2017 were based on rates of 21% and 24.5%, respectively. Our estimated annual effective tax rate was not impacted by any regulatory action taken by the PAPUC.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

Note 7 — Regulatory Assets and Liabilities and Regulatory Matters
For a description of the Company’s regulatory assets and liabilities other than those described below, see Note 4 in the Company’s 2018 Annual Report. Other than removal costs, UGI Utilities does not recover a rate of return on its regulatory assets. The following regulatory assets and liabilities associated with UGI Utilities are included in our accompanying Condensed Consolidated Balance Sheets:

	December 31, 2018	September 30, 2018	December 31, 2017
Regulatory assets:
Income taxes recoverable	$115,204	$110,129	$126,509
Underfunded pension and postretirement plans	85,334	87,106	138,287
Environmental costs	58,461	58,836	60,760
Removal costs, net	31,332	32,025	31,426
Other	8,432	12,906	5,860
Total regulatory assets	$298,763	$301,002	$362,842
Regulatory liabilities:
Postretirement benefits	$17,315	$17,781	$17,315
Deferred fuel and power refunds	22,203	36,723	12,658
State tax benefits — distribution system repairs	23,453	22,611	19,101
PAPUC temporary rates order	24,766	24,430	—
Excess federal deferred income taxes	280,940	285,221	303,901
Other	4,791	3,409	4,507
Total regulatory liabilities	$373,468	$390,175	$357,482

Deferred fuel and power refunds. Gas Utility’s and Electric Utility’s tariffs contain clauses that permit recovery of all prudently incurred purchased gas and power costs through the application of PGC rates in the case of Gas Utility and DS tariffs in the case of Electric Utility. The clauses provide for periodic adjustments to PGC and DS rates for differences between the total amount of purchased gas and electric generation supply costs collected from customers and recoverable costs incurred. Net undercollected costs are classified as a regulatory asset and net overcollections are classified as a regulatory liability.

Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel costs or refunds. Net unrealized gains (losses) on such contracts at December 31, 2018, September 30, 2018, and December 31, 2017, were $837, $2,856 and $(1,720), respectively.

PAPUC Temporary Rates Order. On May 17, 2018, the PAPUC ordered each regulated utility currently not in a general base rate case proceeding, including UGI Gas, PNG and CPG, to reduce their rates through the establishment of a negative surcharge applied to bills rendered on or after July 1, 2018. The temporary negative surcharge will be reconciled at the end of each fiscal year to actual tax savings realized. Any difference in the amount of bill credit received by customers and the amount of benefits received by the Company during the period the negative surcharge is in effect is reconciled in the calculation of a new negative surcharge effective January 1 of the subsequent calendar year. The negative surcharge will remain in place until the effective date of new rates established in the utility’s next general base rate proceeding. For merged Gas Utility, such negative surcharge reduced base rate revenues by 5.78%, 3.90% and 8.19%, respectively, for the UGI South, UGI North and UGI Central rate districts for the three months ended December 31, 2018 and is subject to reconciliation during the period the negative surcharges remain in effect.
In its May 17, 2018 Order, the PAPUC also required Pennsylvania utilities to establish a regulatory liability for tax benefits that accrued during the period beginning January 1, 2018 through June 30, 2018, resulting from the reduced federal tax rate. The rate treatment of this regulatory liability, plus accrued interest, for each Gas Utility rate district will be addressed in a future proceeding and the Company cannot predict the ultimate treatment of this liability. In UGI Gas’s base rate proceeding filed January 28, 2019 (see “Base Rate Filings” below), UGI Gas has proposed a 4.5% negative surcharge applicable to all customer distribution service bills to return $26,249 of tax benefits experienced by UGI Utilities over the period January 1, 2018 to June 30, 2018, inclusive of

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

interest, thereby satisfying a requirement to make a proposal for distributing those benefits within three years of the May 17, 2018, Order. The negative surcharge will become effective for a twelve-month period beginning on the effective date of the new base rates.
For Pennsylvania utilities that were in a general base rate proceeding, including Electric Utility, no negative surcharge applies. The tax benefits that accrued during the period January 1, 2018 through October 26, 2018, the date before Electric Utility’s base rate case became effective (see below), were refunded to Electric Utility ratepayers through a one-time bill credit.

Excess federal deferred income taxes. This regulatory liability is the result of remeasuring UGI Utilities’ federal deferred income tax liabilities on utility plant due to the enactment of the TCJA on December 22, 2017 (see Note 6). In order for our utility assets to continue to be eligible for accelerated tax depreciation, current law requires that excess federal deferred income taxes resulting from the remeasurement be amortized no more rapidly than over the remaining lives of the assets that gave rise to the excess federal deferred income taxes, ranging from 1 year to approximately 65 years. This regulatory liability has been increased to reflect the tax benefit generated by the amortization of the excess deferred federal income taxes and is being amortized and credited to tax expense.
Other Regulatory Matters

Utility Merger. On March 8, 2018 and March 13, 2018, UGI Utilities filed merger authorization requests with the PAPUC and MDPSC, respectively, to merge PNG and CPG into UGI Utilities, with a targeted effective date of October 1, 2018. After receiving all necessary FERC, MDPSC, and PAPUC approvals, CPG and PNG were merged into UGI Utilities effective October 1, 2018. Consistent with the MDPSC order issued July 25, 2018, and the PAPUC order issued September, 26, 2018, the former CPG, PNG and UGI Utilities, Inc. Gas Division service territories became the UGI Central, UGI North and UGI South rate districts of the UGI Utilities, Inc. Gas Division, respectively, without any ratemaking change. UGI Utilities’ obligations under the settlement approved by the PAPUC include various non-monetary conditions requiring UGI Utilities to maintain separate accounting-type schedules for limited future ratemaking purposes.

Base Rate Filings. On January 28, 2019, UGI Gas filed a request with the PAPUC to increase its operating revenues for residential, commercial and industrial customers by $71,090 annually. The requested rate increase applies to the consolidated UGI Central, UGI North and UGI South rate districts. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service and fund new programs designed to promote and reward customers’ efforts to increase efficient use of natural gas. Additionally, UGI Gas has proposed a 4.5% negative surcharge applicable to all customer distribution service bills to return $26,249 of tax benefits experienced by UGI Utilities over the period January 1, 2018 to June 30, 2018, inclusive of interest. As proposed, the negative surcharge will become effective for a twelve-month period beginning on the effective date of the new base rates. UGI Gas is requesting that the new gas rates become effective March 29, 2019. However, the PAPUC typically suspends the effective date for general base rate proceedings for a period not to exceed nine months after the filing date to allow for investigation and public hearings. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

On January 26, 2018, Electric Utility filed a rate request with the PAPUC to increase its annual base distribution revenues by $9,200, which was later reduced by the Company to $7,700 to reflect the impact of the TCJA and other adjustments. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable electric service. On October 25, 2018, the PAPUC approved a final order providing for a $3,201 annual base distribution rate increase for Electric Utility effective October 27, 2018. As part of the final order, Electric Utility provided customers with a one-time $210 billing credit associated with 2018 TCJA tax benefits. On November 26, 2018, the Pennsylvania Office of Consumer Advocate filed an appeal to the Pennsylvania Commonwealth Court challenging the PAPUC’s acceptance of the Company’s use of a fully projected future test year and handling of consolidated federal income tax benefits. The Company cannot predict the ultimate outcome of this appeal.

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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

Manor Township, Pennsylvania Natural Gas Incident Complaint. In connection with a July 2, 2017, explosion in Manor Township, Lancaster County, Pennsylvania, that resulted in the death of one Company employee and injuries to two Company employees and one sewer authority employee, and destroyed two residences and damaged several other homes, the BIE filed a formal complaint at the PAPUC in which BIE alleged that the Company committed multiple violations of federal and state gas pipeline regulations in connection with its emergency response leading up to the explosion, and it requested that the PAPUC order the Company to pay approximately $2,100 in civil penalties, which is the maximum allowable fine. On November 16, 2018, the Company filed its formal written answer contesting the BIE complaint. The matter remains pending before the PAPUC.

Note 8 — Debt

Subsequent Event. On February 1, 2019, UGI Utilities issued in a private placement $150,000 of 4.55% Senior Notes due February 1, 2049. The 4.55% Senior Notes were issued pursuant to a Note Purchase Agreement dated December 21, 2018, between UGI Utilities and certain note purchasers. The 4.55% Senior Notes are unsecured and rank equally with UGI Utilities’ existing outstanding senior debt. The net proceeds from the sale of the 4.55% Senior Notes were used to reduce short-term borrowings and for general corporate purposes. The 4.55% Senior Notes include the usual and customary covenants for similar type notes including, among others, maintenance of existence, payment of taxes when due, compliance with laws and maintenance of insurance. The 4.55% Senior Notes require UGI Utilities not to exceed a ratio of Consolidated Debt to Consolidated Total Capital, as defined, of 0.65 to 1.00.

Note 9 — Commitments and Contingencies

Contingencies

From the late 1800s through the mid-1900s, UGI Utilities and its current and former subsidiaries owned and operated a number of MGPs prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MGPs. Between 1882 and 1953, UGI Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the businesses of some gas companies under agreement. By the early 1950s, UGI Utilities divested all of its utility operations other than certain Pennsylvania operations, including those which now constitute UGI South and Electric Utility. Beginning in 2006 and 2008, UGI Utilities also owned and operated two acquired subsidiaries (CPG and PNG), which now constitute UGI North and UGI Central, with similar histories of owning, and in some cases operating, MGPs in Pennsylvania. CPG and PNG merged into UGI Utilities effective October 1, 2018.
Prior to the Utility Merger, each of UGI Utilities and its subsidiaries, CPG and PNG, were subject to COAs with the PADEP to address the remediation of specified former MGP sites in Pennsylvania. In accordance with the COAs, as amended to recognize the Utility Merger, UGI Utilities, as the successor to CPG and PNG, is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs and in the case of one COA, an additional obligation to plug specific natural gas wells, or make expenditures for such activities in an amount equal to an annual environmental cost cap. The cost cap of the three COAs, in the aggregate, is $5,350. The three COAs are currently scheduled to terminate at the end of 2031, 2020, and 2020. At December 31, 2018, September 30, 2018 and December 31, 2017, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the COAs totaled $50,484, $50,970, and $53,409, respectively. UGI Utilities has recorded associated regulatory assets for these costs because recovery of these costs from customers is probable (see Note 7).

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

From time to time, UGI Utilities is notified of sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by UGI Utilities or owned or operated by a former subsidiary. Such parties generally investigate the extent of environmental contamination or perform environmental remediation. Management believes that, under applicable law, UGI Utilities should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however,

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by a former subsidiary of UGI Utilities if a court were to conclude that (1) the subsidiary’s separate corporate form should be disregarded, or (2) UGI Utilities should be considered to have been an operator because of its conduct with respect to its subsidiary’s MGP. At December 31, 2018, September 30, 2018 and December 31, 2017, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Utilities’ MGP sites outside Pennsylvania was material.

Other Matters

Manor Township, Pennsylvania Natural Gas Explosion. On July 2, 2017, an explosion occurred in Manor Township, Pennsylvania which resulted in the death of one Company employee and injuries to two other Company employees and an employee of the local sewer authority, and significant property damage. The NTSB and the BIE are investigating the Manor Township incident. The NTSB investigative team includes representatives from the Company, the BIE, the local fire department and the Pipeline and Hazardous Materials Safety Administration and the Company. The Company continues to cooperate with the investigation and provide information requested by the investigating parties. The Occupational Safety and Health Administration has closed its investigation with no findings. The BIE filed a formal complaint at the PAPUC in which the BIE alleged that the Company committed multiple violations of federal and state gas pipeline regulations in connection with its emergency response leading up to the explosion and it requested that the PAPUC order the Company to pay approximately $2,100 in civil penalties, which is the maximum allowable fine. On November 16, 2018, the Company filed its formal written answer contesting the BIE complaint. The matter remains pending before the PAPUC.
While the investigation into this incident is still underway and the cause of the explosion has not been determined, the Company has received claims as a result of the explosion and may become involved in lawsuits relative to the incident. The Company maintains workers’ compensation insurance and liability insurance for personal injury, property and casualty damages and anticipates that third-party claims associated with the explosion, in excess of the Company’s deductible, will be recovered through the Company’s insurance. Although the Company cannot predict the result of these pending or future claims, we believe that claims and expenses associated with the explosion will not have a material impact on our consolidated financial statements.
In addition to the matters described above, there are other pending claims and legal actions arising in the normal course of our businesses. Although we cannot predict the final results of these pending claims and legal actions, we believe, after consultation with counsel, that the final outcome of these matters will not have a material effect on our consolidated financial statements.

Note 10 — Defined Benefit Pension and Other Postretirement Plans

We sponsor a defined benefit pension plan for employees hired prior to January 1, 2009, of UGI, UGI Utilities, PNG, CPG and certain of UGI’s other domestic wholly owned subsidiaries. Pension Plan benefits are based on years of service, age and employee compensation. We also provide limited postretirement health care benefits to certain retirees and postretirement life insurance benefits to certain active and retired employees.

Net periodic pension expense and other postretirement benefit costs include the following components:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended December 31,	2018	2017	2018	2017
Service cost	$1,637	$1,881	$31	$67
Interest cost	6,050	5,767	109	112
Expected return on assets	(8,140)	(7,777)	(185)	(177)
Amortization of:
Prior service cost (benefit)	63	63	(109)	(110)
Actuarial loss	1,720	2,984	17	24
Net benefit cost (benefit)	1,330	2,918	(137)	(84)
Change in associated regulatory liabilities	—	—	(343)	(123)
Net benefit cost (benefit) after change in regulatory liabilities	$1,330	$2,918	$(480)	$(207)

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

Pension Plan assets are held in trust and consist principally of publicly traded, diversified equity and fixed income mutual funds and, to a much lesser extent, UGI Common Stock. It is our general policy to fund amounts for Pension Plan benefits equal to at least the minimum contribution required by ERISA. From time to time we may, at our discretion, contribute additional amounts. During the three months ended December 31, 2018, the Company made no contributions to the Pension Plan. During the three months ended December 31, 2017, the Company made cash contributions to the Pension Plan of $3,359. The Company expects to make additional cash contributions of approximately $11,500 to the Pension Plan during the remainder of Fiscal 2019.

UGI Utilities has established a VEBA trust to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs, if any. The difference between such cash deposits or expense recorded and the amounts included in UGI Gas’ and Electric Utility’s rates, if any, is deferred for future recovery from, or refund to, ratepayers. There were no required contributions to the VEBA during the three months ended December 31, 2018 and 2017.

We also participate in an unfunded and non-qualified defined benefit supplemental executive retirement plan. Net benefit costs associated with this plan for all periods presented were not material.

Note 11 — Fair Value Measurements

Derivative Instruments

The following table presents, on a gross basis, our derivative assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy, as of December 31, 2018, September 30, 2018 and December 31, 2017:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
December 31, 2018:
Assets:
Commodity contracts	$1,336	$—	$—	$1,336
Liabilities:
Commodity contracts	$(733)	$—	$—	$(733)
Interest rate contracts	$—	$(1,655)	$—	$(1,655)
September 30, 2018:
Assets:
Commodity contracts	$3,154	$—	$—	$3,154
Interest rate contracts	$—	$30	$—	$30
Liabilities:
Commodity contracts	$(146)	$—	$—	$(146)
December 31, 2017:
Assets:
Commodity contracts	$678	$19	$—	$697
Liabilities:
Commodity contracts	$(2,151)	$(112)	$—	$(2,263)

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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2). The carrying amount and estimated fair value of our long-term debt (including current maturities but excluding unamortized debt issuance costs) at December 31, 2018, September 30, 2018 and December 31, 2017 were as follows:

	December 31, 2018	September 30, 2018	December 31, 2017
Carrying amount	$840,461	$842,130	$860,000
Estimated fair value	$829,794	$826,470	$909,283

Note 12 — Derivative Instruments and Hedging Activities

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

Commodity Price Risk

Gas Utility’s tariffs contain clauses that permit recovery of all prudently incurred costs of natural gas it sells to retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. As permitted and agreed to by the PAPUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses NYMEX natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At December 31, 2018, September 30, 2018 and December 31, 2017, the volumes of natural gas associated with Gas Utility’s unsettled NYMEX natural gas futures and option contracts totaled 14.7 million dekatherms, 23.2 million dekatherms and 13.4 million dekatherms, respectively. At December 31, 2018, the maximum period over which Gas Utility is economically hedging natural gas market price risk is 9 months. Gains and losses on Gas Utility natural gas futures contracts and natural gas option contracts are recorded in regulatory assets or liabilities on the Condensed Consolidated Balance Sheets because it is probable such gains or losses will be recoverable from, or refundable to, customers through the PGC recovery mechanism (see Note 7).

Electric Utility’s DS tariffs permit the recovery of all prudently incurred costs of electricity it sells to DS customers, including the cost of financial instruments used to hedge electricity costs. Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. At December 31, 2018, September 30, 2018 and December 31, 2017, all Electric Utility forward electricity purchase contracts were subject to the NPNS exception.

In order to reduce operating expense volatility, UGI Utilities from time to time enters into NYMEX gasoline futures contracts for a portion of gasoline volumes expected to be used in the operation of its vehicles and equipment. At December 31, 2018, September 30, 2018 and December 31, 2017, the total volumes associated with gasoline futures contracts were not material.

Interest Rate Risk

UGI Utilities has a variable-rate term loan that is indexed to short-term market interest rates. UGI Utilities has entered into a forward starting, amortizing, pay- fixed, receive-variable interest rate swap that generally fixes the underlying prevailing market interest rates on borrowings at 3.00% beginning September 30, 2019 through July 2022. We have designated this forward-starting interest rate swap as a cash flow hedge. The initial notional amount of term loan debt subject to this interest rate swap agreement is $114,063.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

Our long-term debt typically is issued at fixed rates of interest. As these long-term debt issuances mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into IRPAs. We account for IRPAs as cash flow hedges.

As of December 31, 2018, September 30, 2018 and December 31, 2017, we had no unsettled IRPAs. At December 31, 2018, the amount of net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is $3,485.

Derivative Instrument Credit Risk

Our commodity exchange-traded futures contracts generally require cash deposits in margin accounts. At December 31, 2018, September 30, 2018 and December 31, 2017, restricted cash in brokerage accounts totaled $3,308, $1,190 and $3,665, respectively.

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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities, as well as the effects of offsetting, as of December 31, 2018, September 30, 2018 and December 31, 2017:

	December 31, 2018	September 30, 2018	December 31, 2017
Derivative assets:
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$30	$—
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	1,336	3,002	450
Derivatives not designated as hedging instruments:
Commodity contracts	—	152	247
Total derivative assets — gross	1,336	3,184	697
Gross amounts offset in the balance sheet	(266)	(146)	(19)
Total derivative assets — net (a)	$1,070	$3,038	$678

Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	$(1,655)	$—	$—
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(499)	(146)	(2,263)
Derivatives not designated as hedging instruments:
Commodity contracts	(234)	—	—
Total derivative liabilities — gross	(2,388)	(146)	(2,263)
Gross amounts offset in the balance sheet	266	146	19
Total derivative liabilities — net (a)	$(2,122)	$—	$(2,244)

(a)	Derivative assets and liabilities with maturities greater than one year are recorded in “Other assets” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets.

Effects of Derivative Instruments

The following table provides information on the effects of derivative instruments not subject to ratemaking mechanisms on the Condensed Consolidated Statements of Income and changes in AOCI for the three months ended December 31, 2018 and 2017:

	Loss Recognized in AOCI		Loss Reclassified from AOCI into Income		Location of Loss Reclassified from AOCI into Income
Three Months Ended December 31,	2018	2017	2018	2017
Cash Flow Hedges:
Interest rate contracts	$(1,685)	$—	$(872)	$(871)	Interest expense

	(Loss) Gain Recognized in Income		Location of (Loss) Gain Recognized in Income
Three Months Ended December 31,	2018	2017
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$(396)	$149	Operating and administrative expenses

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

Note 13 — Accumulated Other Comprehensive Income

The tables below present changes in AOCI, net of tax, during the three months ended December 31, 2018 and 2017:

Three Months Ended December 31, 2018	Postretirement Benefit Plans	Derivative Instruments	Total
AOCI — September 30, 2018	$(4,920)	$(15,409)	$(20,329)
Net losses on interest rate contract	—	(1,198)	(1,198)
Reclassifications of benefit plans actuarial losses and net prior service credits	132	—	132
Reclassifications of net losses on IRPAs	—	620	620
Reclassification of stranded income tax effects related to TCJA	(1,712)	(3,739)	(5,451)
AOCI — December 31, 2018	$(6,500)	$(19,726)	$(26,226)

Three Months Ended December 31, 2017	Postretirement Benefit Plans	Derivative Instruments	Total
AOCI — September 30, 2017	$(8,995)	$(17,796)	$(26,791)
Reclassifications of benefit plans actuarial losses and net prior service credits	220	—	220
Reclassifications of net losses on IRPAs	—	592	592
AOCI — December 31, 2017	$(8,775)	$(17,204)	$(25,979)

Note 14 — Related Party Transactions

UGI provides certain financial and administrative services to UGI Utilities. UGI bills UGI Utilities monthly for all direct expenses incurred by UGI on behalf of UGI Utilities and an allocated share of indirect corporate expenses incurred or paid with respect to services provided to UGI Utilities. The allocation of indirect UGI corporate expenses to UGI Utilities utilizes a weighted, three-component formula comprising revenues, operating expenses and net assets employed and considers UGI Utilities’ relative percentage of such items to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. Management believes that this allocation method is reasonable and equitable to UGI Utilities and this allocation method has been accepted by the PAPUC in past rate case proceedings and management audits as a reasonable method of allocating such expenses. UGI Utilities also engages in other services with various other affiliates pursuant to arrangements authorized by the PAPUC using similar allocation or market-based pricing methods. These billed expenses are classified as “Operating and administrative expenses — related parties” in the Condensed Consolidated Statements of Income. In addition, UGI Utilities provides limited administrative services to UGI and certain of UGI’s subsidiaries under PAPUC affiliated interest agreements. Amounts billed to these entities by UGI Utilities totaled $1,182 and $1,046 during the three months ended December 31, 2018 and 2017, respectively.

UGI Utilities is a party to SCAAs with Energy Services which have terms of up to three years. At December 31, 2018, UGI Utilities was a party to four SCAAs with Energy Services, and, during the periods covered by the financial statements, was a party to other SCAAs with Energy Services. Under the SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts (subject to recall for operational purposes) to Energy Services for the terms of the SCAAs. UGI Utilities also transferred

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

certain associated storage inventories upon the commencement of the SCAAs, receives a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. UGI Utilities incurred costs associated with Energy Services’ SCAAs totaling $3,101 during both three months ended December 31, 2018 and 2017. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the SCAAs. These payments totaled $743 and $718 during the three months ended December 31, 2018 and 2017, respectively. In conjunction with the SCAAs, UGI Utilities received security deposits from Energy Services. The amounts of such security deposits, which are included in “Other current liabilities” on the Condensed Consolidated Balance Sheets, at December 31, 2018, was $9,040 and at September 30, 2018 and December 31, 2017, were $11,040.

UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) in “Inventories” on the Condensed Consolidated Balance Sheets. At December 31, 2018, September 30, 2018 and December 31, 2017, the carrying values of these gas storage inventories, comprising approximately 5.9 bcf, 6.7 bcf and 6.1 bcf of natural gas, were $15,921, $17,701 and $17,043, respectively.

UGI Utilities has gas supply and delivery service agreements with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility primarily during the heating-season months of November through March. The aggregate amount of these transactions (exclusive of transactions pursuant to the SCAAs) during the three months ended December 31, 2018 and 2017 totaled $36,237 and $34,588, respectively.

From time to time, UGI Utilities sells natural gas or pipeline capacity to Energy Services. During the three months ended December 31, 2018 and 2017, revenues associated with such sales to Energy Services totaled $22,862 and $21,147, respectively. Also from time to time, UGI Utilities purchases natural gas and pipeline capacity from Energy Services (in addition to those transactions already described above) and purchases a firm storage service from UGI Storage Company, a subsidiary of Energy Services, under one-year agreements. During the three months ended December 31, 2018 and 2017, such purchases totaled $44,382 and $37,597, respectively.

Note 15 — Segment Information
We have determined that we have two reportable segments: (1) Gas Utility and (2) Electric Utility. Gas Utility revenues are derived principally from the sale and distribution of natural gas to customers in eastern and central Pennsylvania. Electric Utility derives its revenues principally from the sale and distribution of electricity in two northeastern Pennsylvania counties.
The accounting policies of our reportable segments are the same as those described in Note 2 of the Company’s 2018 Annual Report. Our Chief Operating Decision Maker evaluates the performance of our Gas Utility and Electric Utility segments principally based upon their income before income taxes. Financial information by business segment follows:

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

		Reportable Segments
Three Months Ended December 31, 2018	Total	Gas Utility	Electric Utility
Revenues	$322,725	$297,142	$25,583
Cost of sales	$159,519	$145,120	$14,399
Depreciation	$22,474	$21,040	$1,434
Operating income	$77,074	$73,584	$3,490
Pension and other postretirement plans non-service income	$412	$361	$51
Interest expense	$(11,738)	$(11,218)	$(520)
Income before income taxes	$65,748	$62,727	$3,021
Capital expenditures (including the effects of accruals)	$77,319	$75,074	$2,245

As of December 31, 2018
Total assets	$3,424,773	$3,251,331	$173,442
Goodwill	$182,145	$182,145	$—

		Reportable Segments
Three Months Ended December 31, 2017	Total	Gas Utility	Electric Utility
Revenues	$323,105	$299,965	$23,140
Cost of sales	$151,774	$138,858	$12,916
Depreciation	$20,354	$19,000	$1,354
Operating income (a)	$96,870	$94,185	$2,685
Pension and other postretirement plans non-service expense (a)	$(575)	$(504)	$(71)
Interest expense	$(10,939)	$(10,526)	$(413)
Income before income taxes	$85,356	$83,155	$2,201
Capital expenditures (including the effects of accruals)	$71,699	$68,842	$2,857

As of December 31, 2017
Total assets	$3,174,693	$3,038,250	$136,443
Goodwill	$182,145	$182,145	$—
(a) Amounts reflect the reclassification of non-service income (expense) associated with our pension and other postretirement plans from “Operating and administrative expenses” to “Pension and other postretirement plans non-service income (expense)” on the Condensed Consolidated Statements of Income as a result of the adoption of ASU No. 2017-07 (see Note 3).

UGI UTILITIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Information contained in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Such statements use forward-looking words such as “believe,” “plan,” “anticipate,” “continue,” “estimate,” “expect,” “may,” or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.

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
These factors, and those factors set forth in Item 1A. Risk Factors in the Company’s 2018 Annual Report, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

UGI UTILITIES, INC. AND SUBSIDIARIES

ANALYSIS OF RESULTS OF OPERATIONS

The following analysis compares our results of operations for the 2018 three-month period with the 2017 three-month period. Our analysis of results of operations should be read in conjunction with the segment information included in Note 15 to the Condensed Consolidated Financial Statements.

Our 2018 three-month period and 2017 three-month period results were significantly impacted by the TCJA in the U.S. The significant changes resulting from the law that impacted UGI Utilities included a reduction in the U.S. federal income tax rate from 35% to 21% effective January 1, 2018, resulting in a blended rate of 24.5% for Fiscal 2018, and the elimination of bonus depreciation on regulated utility property beginning in Fiscal 2019. For Fiscal 2019, our U.S. federal income tax rate is 21%.
As a result of the TCJA, during the 2017 three-month period we remeasured our existing deferred income tax assets and liabilities at the new tax rates in the U.S. Due to the effects of utility ratemaking, most of the reductions in UGI Utilities’ deferred income tax assets and liabilities resulting from the enactment of the TCJA were not recognized immediately in income tax expense but were reflected in regulatory assets and liabilities in accordance with utility ratemaking. For further information on the effects of the TCJA, and the regulatory impacts on UGI Utilities resulting from the TCJA and the actions of the PAPUC, see Notes 6 and 7 to Condensed Consolidated Financial Statements.
2018 three-month period compared with the 2017 three-month period

Three Months Ended December 31,	2018	2017	Increase (Decrease)
(Dollars in millions)
Gas Utility:
Revenues (a)	$297.1	$300.0	$(2.9)	(1.0)%
Total margin (a)(b)	$152.0	$161.1	$(9.1)	(5.6)%
Operating and administrative expenses	$56.1	$47.9	$8.2	17.1%
Operating income	$73.6	$94.2	$(20.6)	(21.9)%
Income before income taxes	$62.7	$83.2	$(20.5)	(24.6)%
System throughput — bcf
Core market	26.5	25.5	1.0	3.9%
Total	75.7	69.2	6.5	9.4%
Heating degree days — % (warmer) than normal (c)	(0.5)%	(1.9)%	—	—
Electric Utility:
Revenues	$25.6	$23.1	$2.5	10.8%
Total margin (b)	$9.9	$8.9	$1.0	11.2%
Operating and administrative expenses (b)	$5.1	$5.0	$0.1	2.0%
Operating income	$3.5	$2.7	$0.8	29.6%
Income before income taxes	$3.0	$2.2	$0.8	36.4%
Distribution sales — gwh	249.7	246.6	3.1	1.3%

(a)
In accordance with the PAPUC Order issued May 17, 2018, Gas Utility’s revenues and total margin for the three months ended December 31, 2018, were reduced by $13.5 million to reflect the give back of tax savings of the TCJA (see Notes 6 and 7 to Condensed Consolidated Financial Statements).

(b)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.3 million during each of the three months ended December 31, 2018 and 2017. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from Electric Utility operating expenses presented above).

(c)	Deviation from average heating degree days for the 15-year period 2000-2014 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.

Temperatures in Gas Utility’s service territory during the three months ended December 31, 2018, were slightly warmer than normal and 1.5% colder than the three months ended December 31, 2017. Gas Utility core market volumes increased 1.0 bcf (3.9%) principally reflecting the effects of the colder weather and growth in the number of core market customers. Total Gas Utility distribution system throughput increased 6.5 bcf reflecting higher large firm delivery service volumes and the previously mentioned

UGI UTILITIES, INC. AND SUBSIDIARIES

higher core market volumes partially offset by a decrease in interruptible delivery service volumes. Electric Utility kilowatt-hour sales were 1.3% higher than the prior-year period principally reflecting the impact of the colder weather on Electric Utility heating-related sales.
UGI Utilities revenues decreased $0.4 million reflecting a $2.9 million decrease in Gas Utility revenues partially offset by a $2.5 million increase in Electric Utility revenues. In accordance with the May 17, 2018, PAPUC Order, during the three months ended December 31, 2018, Gas Utility’s revenues were reduced by $13.5 million to reflect the give back of tax savings of the TCJA. Excluding the impact of this reduction in revenues, Gas Utility revenues increased $10.6 million principally reflecting an increase in off-system sales revenues including capacity releases ($17.5 million), due in large part to the adoption of ASC 606 (which requires that capacity release contracts be reflected on a gross, rather than net, basis), and higher other revenues ($1.8 million), partially offset by lower core market revenues ($9.9 million). The $9.9 million decrease in Gas Utility core market revenues reflects lower average retail core market PGC rates ($19.0 million) partially offset by the effects of the higher core market throughput ($9.0 million).The increase in Electric Utility revenues during the 2018 three-month period principally reflects higher DS rates ($0.9 million), higher transmission revenue ($0.7 million), and an increase in Electric Utility base rates effective October 27, 2018 ($0.5 million).
UGI Utilities’ cost of sales was $159.5 million in the three months ended December 31, 2018 compared with $151.8 million in the three months ended December 31, 2017, principally reflecting higher Gas Utility cost of sales ($6.3 million) and higher Electric Utility cost of sales ($1.5 million) from the higher DS rates and slightly higher distribution system sales. The higher Gas Utility cost of sales principally reflects higher cost of sales associated with off-system sales including capacity releases ($16.9 million) due in large part to the previously mentioned impact of ASC 606 on the presentation of capacity release contracts, and the effects of higher core market volumes ($4.3 million) partially offset by lower average retail core-market PGC rates ($16.3 million).
UGI Utilities total margin decreased $8.1 million reflecting lower total margin from Gas Utility ($9.1 million) attributable to the impact of the $13.5 million reduction in revenues resulting from the TCJA, partially offset by higher Electric Utility total margin ($1.0 million). Excluding the reduction in Gas Utility total margin resulting from the TCJA, Gas Utility total margin increased $4.4 million principally reflecting higher total margin from Gas Utility core market customers ($2.1 million) and higher other margin ($1.9 million) primarily reflecting the margin impacts of the presentation of certain revenues in accordance with the adoption of ASC 606. The increase in Electric Utility margin principally reflects the increase in base rates, higher transmission revenue and, to a lesser extent, the higher distribution volumes sold.
UGI Utilities operating income decreased $19.8 million, principally reflecting the decrease in total margin ($8.1 million), higher Gas Utility and Electric Utility operating and administrative expenses ($8.3 million), greater depreciation expense ($2.1 million), and higher other operating expense ($1.2 million). The increase in UGI Utilities operating and administrative expenses principally reflects the absence of a favorable payroll tax adjustment recorded in the prior-year period ($2.1 million) and higher general and administrative costs including an increase in uncollectible accounts expense ($1.6 million), higher IT maintenance and consulting expense ($1.2 million), higher contractor and outside services expense ($1.1 million) and higher compensation and benefits expense ($0.9 million). The increase in depreciation expense reflects increased distribution system and IT capital expenditure activity. UGI Utilities income before income taxes decreased $19.6 million principally reflecting the decrease in UGI Utilities operating income.
Interest Expense and Income Taxes

Interest expense in the 2018 three-month period was slightly higher than the prior-year period. The higher interest expense reflects higher long-term debt outstanding and higher short-term interest rates on revolver borrowings. The lower effective income tax rate in the prior-year period reflects the remeasurement effects on certain of our deferred income tax balances resulting from the enactment of the TCJA, which reduced our 2017 three-month period income tax expense, and increased our net income, by $8.1 million. Income tax expense in the 2018 three-month period and the 2017 three-month period reflects U.S. federal income tax rates on pre-tax earnings of 21% and 24.5%, respectively. See Note 6 to Condensed Consolidated Financial Statements.

FINANCIAL CONDITION AND LIQUIDITY

We depend on both internal and external sources of liquidity to provide funds for working capital and to fund capital requirements. Our short-term cash requirements not met by cash from operations are generally satisfied with borrowings under credit facilities. Our cash and cash equivalents at December 31, 2018, totaled $21.5 million compared to $10.3 million at September 30, 2018.

UGI Utilities’ total debt outstanding at December 31, 2018, was $1,131.6 million, which includes $296.0 million of short-term borrowings, compared with total debt outstanding of $1,027.5 million at September 30, 2018, which includes $189.5 million of short-term borrowings. Total long-term debt outstanding at December 31, 2018, comprises $675.0 million of Senior Notes, a

UGI UTILITIES, INC. AND SUBSIDIARIES

$118.8 million variable-rate term loan, $40.0 million of Medium-Term Notes and $6.6 million of other long-term debt, and is net of $4.8 million of unamortized debt issuance costs.

The UGI Utilities Credit Agreement is an unsecured revolving credit agreement with a group of banks providing for borrowings up to $450 million (including a $100 million sublimit for letters of credit) which expires in March 2020. Borrowings under the Credit Agreement are classified as “Short-term borrowings” on the Condensed Consolidated Balance Sheets. At December 31, 2018, UGI Utilities’ available borrowing capacity under the UGI Utilities Credit Agreement was $152.0 million. During the 2018 and 2017 three-month periods, average daily short-term borrowings under the UGI Utilities Credit Agreement were $250.7 million and $168.1 million, respectively, and peak short-term borrowings totaled $311.0 million and $205.0 million, respectively. Peak short-term borrowings typically occur during the heating-season months of December and January when UGI Utilities’ investment in working capital, principally accounts receivable, is generally greatest.

Subsequent Event. On February 1, 2019, UGI Utilities issued in a private placement $150 million of 4.55% Senior Notes due February 1, 2049. The 4.55% Senior Notes were issued pursuant to a Note Purchase Agreement dated December 21, 2018, between UGI Utilities and certain note purchasers. The 4.55% Senior Notes are unsecured and rank equally with UGI Utilities’ existing outstanding senior debt. The net proceeds from the sale of the 4.55% Senior Notes were used to reduce short-term borrowings and for general corporate purposes.

We believe that we have sufficient liquidity in the forms of cash and cash equivalents on hand, cash expected to be generated from Gas Utility and Electric Utility operations, short-term borrowings available under the UGI Utilities Credit Agreement and the ability to refinance long-term debt as it matures to meet our anticipated contractual and projected cash commitments.

Cash Flows

Operating activities. Due to the seasonal nature of UGI Utilities’ businesses, cash flows from operating activities are generally greatest during the second and third fiscal quarters when customers pay for natural gas and electricity consumed during the peak heating-season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company’s investment in working capital, principally accounts receivable and inventories, is generally greatest. UGI Utilities uses borrowings under the UGI Utilities Credit Agreement to manage seasonal cash flow needs.

Cash provided by operating activities was $15.4 million in the 2018 three-month period compared to cash used by operating activities of $7.1 million in the prior-year period. Cash flow from operating activities before changes in operating working capital was $95.6 million in the 2018 three-month period, comparable to the $97.6 million recorded in the prior-year period. Changes in operating working capital used $80.1 million of operating cash flow during the 2018 three-month period compared to $104.7 million of cash used for changes in working capital during the prior-year period. The lower net cash used in the 2018 three-month period reflects, among other things, higher cash receipts from customers during the current-year period due to the timing of sales and associated revenues. Sales and associated revenues occurred earlier during the 2018 three-month period due to colder late October and November weather, compared to higher sales and associated revenues recorded later in the 2017 three-month period as a result of extremely cold late December 2017 weather. The higher cash received from customers in the current year was partially offset by net refunds of PGC costs, compared to net recoveries of PGC costs in the prior-year period.

Investing activities. Cash used by investing activities was $100.4 million in the 2018 three-month period compared to $91.1 million in the 2017 three-month period. Total cash capital expenditures were $98.7 million in the 2018 three-month period compared with $88.7 million recorded in the prior-year period. The increase in cash capital expenditures during the 2018 three-month period principally reflects higher IT capital expenditures associated with an Enterprise Resource Planning system, and higher main replacement and new business capital expenditures.

Financing activities. Cash provided by financing activities was $98.3 million in the 2018 three-month period compared with $100.9 million during the 2017 three-month period. Financing activity cash flows are primarily the result of net borrowings and repayments under revolving credit agreements, net borrowings and repayments of long-term debt and cash dividends paid to UGI. Cash from financing activities in the prior-year period includes the net proceeds from a $125 million unsecured term loan agreement. The 2018 three-month period reflects net credit agreement borrowings of $106.5 million compared with net borrowings of $11.5 million during the prior-year period. Credit agreement borrowings were lower in the prior-year period as the prior-period financing cash flow benefited from the previously mentioned $125 million issuance of term loan debt. Cash dividends paid during the 2018 three-month period totaled $5.0 million compared to cash dividends paid of $15.0 million during the prior-year period.

UGI UTILITIES, INC. AND SUBSIDIARIES

REGULATORY MATTERS

Utility Merger. On March 8, 2018 and March 13, 2018, UGI Utilities filed merger authorization requests with the PAPUC and MDPSC, respectively, to merge PNG and CPG into UGI Utilities, with a targeted effective date of October 1, 2018. After receiving all necessary FERC, MDPSC, and PAPUC approvals, CPG and PNG were merged into UGI Utilities effective October 1, 2018. Consistent with the MDPSC order issued July 25, 2018, and the PAPUC order issued September, 26, 2018, the former CPG, PNG and UGI Utilities, Inc. Gas Division service territories became the UGI Central, UGI North and UGI South rate districts of the UGI Utilities, Inc. Gas Division, respectively, without any ratemaking change. UGI Utilities’ obligations under the settlement approved by the PAPUC include various non-monetary conditions requiring UGI Utilities to maintain separate accounting-type schedules for limited future ratemaking purposes.

Base Rate Filings. On January 28, 2019, UGI Gas filed a request with the PAPUC to increase its operating revenues for residential, commercial and industrial customers by $71.1 million annually. The requested rate increase applies to the consolidated UGI Central, UGI North and UGI South rate districts. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service and fund new programs designed to promote and reward customers’ efforts to increase efficient use of natural gas. Additionally, UGI Gas has proposed a 4.5% negative surcharge applicable to all customer distribution service bills to return $26.2 million of tax benefits experienced by UGI Utilities over the period January 1, 2018 to June 30, 2018, inclusive of interest. As proposed, the negative surcharge will become effective for a twelve-month period beginning on the effective date of the new base rates. UGI Gas is requesting that the new gas rates become effective March 29, 2019. However, the PAPUC typically suspends the effective date for general base rate proceedings for a period not to exceed nine months after the filing date to allow for investigation and public hearings. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

On January 26, 2018, Electric Utility filed a rate request with the PAPUC to increase its annual base distribution revenues by $9.2 million, which was later reduced by the Company to $7.7 million to reflect the impact of the TCJA and other adjustments. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable electric service. On October 25, 2018, the PAPUC approved a final order providing for a $3.2 million annual base distribution rate increase for Electric Utility, effective October 27, 2018. As part of the final order, Electric Utility provided customers with a one-time $0.2 million billing credit associated with 2018 TCJA tax benefits. On November 26, 2018, the Pennsylvania Office of Consumer Advocate filed an appeal to the Pennsylvania Commonwealth Court challenging the PAPUC’s acceptance of the Company’s use of a fully projected future test year and handling of consolidated federal income tax benefits. The Company cannot predict the ultimate outcome of this appeal.

Manor Township, Pennsylvania Natural Gas Incident Complaint. In connection with a July 2, 2017, explosion in Manor Township, Lancaster County, Pennsylvania, that resulted in the death of one Company employee and injuries to two Company employees and one sewer authority employee, and destroyed two residences and damaged several other homes, the BIE filed a formal complaint at the PAPUC in which BIE alleged that the Company committed multiple violations of federal and state gas pipeline regulations in connection with its emergency response leading up to the explosion, and it requested that the PAPUC order the Company to pay approximately $2.1 million in civil penalties, which is the maximum allowable fine. On November 16, 2018, the Company filed its formal written answer contesting the BIE complaint. The matter remains pending before the PAPUC.

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

Commodity Price Risk
Gas Utility’s tariffs contain clauses that permit recovery of all prudently incurred costs of natural gas it sells to its retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses derivative financial instruments, including natural gas futures and option contracts traded on the NYMEX, to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism. The change in market value of natural gas futures contracts can require daily deposits of cash in futures accounts. At December 31, 2018, Gas Utility had $3.3 million of restricted cash in brokerage accounts. At December 31, 2018, the fair values of our natural gas futures and option contracts were not material.
Electric Utility’s DS tariffs contain clauses which permit recovery of all prudently incurred power costs, including the cost of financial instruments used to hedge electricity costs, through the application of DS rates. Because of this ratemaking mechanism, there is limited power cost risk, including the cost of forward electricity purchase contracts, associated with our Electric Utility operations. At December 31, 2018, all of our Electric Utility’s forward electricity purchase contracts were subject to the NPNS exception.
In addition, Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures contracts are recorded at fair value with changes in fair value reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income. The amount of unrealized losses on these contracts and associated volumes under contract at December 31, 2018 were not material.
Interest Rate Risk

Our variable-rate debt at December 31, 2018, includes short-term borrowings and a variable-rate term loan. These debt agreements have interest rates that are generally indexed to short-term market interest rates. At December 31, 2018, combined borrowings outstanding under these variable-rate debt agreements totaled $414.8 million.

UGI Utilities’ variable-rate term loan has an interest rate that is indexed to short-term market interest rates. UGI Utilities has entered into a forward starting, amortizing, pay-fixed, receive-variable interest rate swap that generally fixes the underlying prevailing market interest rates on the variable-rate term loan at 3.00% beginning September 30, 2019 through July 2022. We have designated this forward-starting interest rate swap as a cash flow hedge. At December 31, 2018, the fair value of this interest rate swap was a loss of $1.7 million. A 50 basis point adverse change in the one-month LIBOR would result in a decrease in fair value of approximately $1.5 million.

In order to reduce interest rate risk associated with near- or medium-term issuances of fixed-rate debt, from time to time we enter into IRPAs. There were no unsettled IRPAs outstanding at December 31, 2018.

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

UGI UTILITIES, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2018 Annual Report, which could materially affect our business, financial condition or future results. The risks described in our 2018 Annual Report are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 6. EXHIBITS

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

4.1	Form of Note Purchase Agreement dated December 21, 2018 between the Company and the purchasers listed as signatories thereto.	Utilities	Form 8-K (12/21/18)	4.1

10.1	Form of Change in Control Agreement between UGI Utilities, Inc. and Mr. Robert Beard.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2018, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

UGI UTILITIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

10.1	Form of Change in Control Agreement between UGI Utilities, Inc. and Mr. Robert Beard.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2018, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2018, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Utilities, Inc. (Registrant)
Date:	February 7, 2019	By:	/s/ Daniel J. Platt
Daniel J. Platt Vice President - Finance and Chief Financial Officer

Date:	February 7, 2019	By:	/s/ Megan Mattern
Megan Mattern Controller & Principal Accounting Officer