Form 10-Q
period 2019-03-31
UGI UTILITIES INC
filed 2019-05-08
CIK 100548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 30, 2019, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

UGI UTILITIES, INC. AND SUBSIDIARIES

- i -

GLOSSARY OF TERMS AND ABBREVIATIONS

Terms and abbreviations used in this Form 10-Q are defined below:

UGI Utilities, Inc. and Related Entities

Company - UGI Utilities or collectively UGI Utilities and its subsidiaries
CPG - UGI Central Penn Gas, Inc., a wholly owned subsidiary of UGI Utilities prior to the Utility Merger
Energy Services - UGI Energy Services, LLC, a wholly owned subsidiary of UGI and affiliate of UGI Utilities
Electric Utility - UGI Utilities’ regulated electric distribution utility
Gas Utility - UGI Utilities’ regulated natural gas distribution businesses, comprising the natural gas utility businesses owned and operated by UGI Utilities and, prior to the Utility Merger, PNG and CPG
PNG - UGI Penn Natural Gas, Inc., a wholly owned subsidiary of UGI Utilities prior to the Utility Merger
UGI - UGI Corporation, parent company of UGI Utilities
UGI Central - The natural gas rate district of CPG subsequent to the Utility Merger
UGI Gas - UGI Utilities’ natural gas utility, prior to the Utility Merger
UGI North - The natural gas rate district of PNG subsequent to the Utility Merger
UGI South - The natural gas rate district of UGI Gas subsequent to the Utility Merger
UGI Utilities - UGI Utilities, Inc., a wholly owned subsidiary of UGI
Other Terms and Abbreviations
2018 Annual Report - UGI Utilities Annual Report on Form 10-K for the fiscal year ended September 30, 2018
2018 six-month period - Six-month period ended March 31, 2018
2018 three-month period - Three-month period ended March 31, 2018
2019 six-month period - Six-month period ended March 31, 2019
2019 three-month period - Three-month period ended March 31, 2019
4.55% Senior Notes - A private placement of $150 million principal amount of senior notes issued by UGI Utilities
AOCI - Accumulated other comprehensive income (loss)
ASC - Accounting Standards Codification
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

UGI UTILITIES, INC. AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	March 31, 2019	September 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$41,421	$10,314	$4,710
Restricted cash	837	1,190	1,572
Accounts receivable (less allowances for doubtful accounts of $16,205, $9,760 and $15,582, respectively)	156,634	71,507	169,555
Accounts receivable — related parties	1,999	2,273	1,564
Accrued utility revenues	52,068	13,977	62,343
Inventories	19,942	52,413	19,717
Prepaid income taxes	536	53,857	41
Regulatory assets	1,343	7,475	2,942
Derivative instruments	1,047	3,004	1,014
Prepaid expenses	5,883	9,006	8,746
Other current assets	10,692	8,003	11,451
Total current assets	292,402	233,019	283,655
Property, plant and equipment, at cost (less accumulated depreciation of $1,101,798, $1,074,521 and $1,038,824, respectively)	2,646,983	2,541,768	2,363,373
Goodwill	182,145	182,145	182,145
Regulatory assets	298,026	293,527	358,696
Other assets	18,881	16,117	16,176
Total assets	$3,438,437	$3,266,576	$3,204,045
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$8,546	$9,001	$6,250
Short-term borrowings	105,000	189,500	135,000
Accounts payable	74,833	87,861	59,870
Accounts payable — related parties	8,881	9,585	11,188
Regulatory liabilities	36,558	40,131	41,154
Other current liabilities	107,722	114,256	126,643
Total current liabilities	341,540	450,334	380,105
Long-term debt	974,779	828,995	827,878
Deferred income taxes	423,377	400,939	339,008
Pension and postretirement benefit obligations	75,626	81,590	136,687
Regulatory liabilities	342,966	350,044	339,567
Other noncurrent liabilities	68,354	61,386	63,784
Total liabilities	2,226,642	2,173,288	2,087,029
Commitments and contingencies (Note 9)
Common stockholder’s equity:
Common Stock, $2.25 par value (authorized — 40,000,000 shares; issued and outstanding — 26,781,785 shares)	60,259	60,259	60,259
Additional paid-in capital	473,580	473,580	473,580
Retained earnings	704,051	579,778	608,344
Accumulated other comprehensive loss	(26,095)	(20,329)	(25,167)
Total common stockholder’s equity	1,211,795	1,093,288	1,117,016
Total liabilities and stockholder’s equity	$3,438,437	$3,266,576	$3,204,045
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Revenues	$429,592	$483,261	$752,317	$806,366
Costs and expenses:
Cost of sales — gas and purchased power (excluding depreciation shown below)	217,976	257,302	377,495	409,076
Operating and administrative expenses	63,932	66,410	122,872	117,819
Operating and administrative expenses — related parties	5,198	3,766	8,710	6,455
Depreciation	22,341	21,158	44,815	41,512
Other operating expense (income), net	279	(1,146)	1,485	(1,137)
	309,726	347,490	555,377	573,725
Operating income	119,866	135,771	196,940	232,641
Pension and other postretirement plans non-service income (expense)	395	(644)	807	(1,219)
Interest expense	(12,231)	(11,091)	(23,969)	(22,030)
Income before income taxes	108,030	124,036	173,778	209,392
Income tax expense	(25,170)	(34,852)	(41,030)	(51,905)
Net income	$82,860	$89,184	$132,748	$157,487
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net income	$82,860	$89,184	$132,748	$157,487
Other comprehensive income (loss):
Net losses on derivative instruments (net of tax of $252, $0, $739 and $0, respectively)	(621)	—	(1,819)	—
Reclassifications of net losses on derivative instruments (net of tax of $(251), $(280), $(503) and $(559), respectively)	619	592	1,239	1,184
Reclassifications of benefit plan actuarial losses and net prior service benefits (net of tax of $(54), $(104), $(108) and $(208), respectively)	133	220	265	440
Other comprehensive income (loss)	131	812	(315)	1,624
Comprehensive income	$82,991	$89,996	$132,433	$159,111
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Six Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$132,748	$157,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44,815	41,512
Deferred income tax expense (benefit), net	6,966	(1,619)
Provision for uncollectible accounts	11,078	13,142
Other, net	3,881	(345)
Net change in:
Accounts receivable and accrued utility revenues	(134,022)	(176,795)
Inventories	32,471	33,592
Deferred fuel and power costs, net of changes in unsettled derivatives	(16,951)	31,481
Accounts payable	16,252	17,302
Other current assets	59,962	(3,791)
Other current liabilities	3,764	23,090
Net cash provided by operating activities	160,964	135,056
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(177,338)	(151,468)
Net costs of property, plant and equipment disposals	(2,769)	(3,397)
Net cash used by investing activities	(180,107)	(154,865)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of dividends	(10,000)	(30,000)
Decrease in short-term borrowings	(84,500)	(35,000)
Issuances of long-term debt, net of issuance costs	149,211	124,404
Repayments of long-term debt	(4,814)	(41,562)
Net cash provided by financing activities	49,897	17,842
Cash, cash equivalents and restricted cash increase (decrease)	$30,754	$(1,967)
CASH AND CASH EQUIVALENTS
Cash, cash equivalents and restricted cash at end of period	$42,258	$6,282
Cash, cash equivalents and restricted cash at beginning of period	11,504	8,249
Cash, cash equivalents and restricted cash increase (decrease)	$30,754	$(1,967)
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(unaudited)
(Thousands of dollars)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Common stock, $2.25 par value
Balance, beginning of period	$60,259	$60,259	$60,259	$60,259
Balance, end of period	$60,259	$60,259	$60,259	$60,259

Retained earnings
Balance, beginning of period	$626,191	$534,160	$579,778	$480,857
Cumulative effect of change in accounting principle - ASC 606	—	—	(3,926)	—
Reclassification of stranded income tax effects related to TCJA	—	—	5,451	—
Net income	82,860	89,184	132,748	157,487
Cash dividends — Common Stock	(5,000)	(15,000)	(10,000)	(30,000)
Balance, end of period	$704,051	$608,344	$704,051	$608,344

Additional paid-in capital
Balance, beginning of period	$473,580	$473,580	$473,580	$473,580
Balance, end of period	$473,580	$473,580	$473,580	$473,580

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(26,226)	$(25,979)	$(20,329)	$(26,791)
Reclassification of stranded income tax effects related to TCJA	—	—	(5,451)	—
Net losses on derivative instruments	(621)	—	(1,819)	—
Reclassifications of net losses on derivative instruments	619	592	1,239	1,184
Reclassifications of benefit plans actuarial losses and net prior service credits	133	220	265	440
Balance, end of period	$(26,095)	$(25,167)	$(26,095)	$(25,167)

Total UGI Utilities common stockholder's equity	$1,211,795	$1,117,016	$1,211,795	$1,117,016
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

Revenue Recognition. Effective October 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers,” which, as amended, is included in ASC 606. This new accounting guidance supersedes previous revenue recognition requirements in ASC 605. ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted this new accounting guidance using the modified retrospective transition method to those contracts which were not completed as of October 1, 2018. Periods prior to October 1, 2018, have not been restated and continue to be reported in accordance with ASC 605. The Company recorded a $3,926 reduction to opening retained earnings as of October 1, 2018, to reflect the cumulative effect of ASC 606 on certain contracts not complete as of the date of adoption. Although the adoption of ASC 606 did not, and is not expected to, have a material impact on the amount or timing of our revenue recognition and on our consolidated net income, cash flows or financial position, beginning October 1, 2018, certain performance obligations primarily associated with the release of capacity contracts are reflected on a gross, rather than net, basis and revenues from certain other negotiated rate contracts are reflected on a straight-line basis over the length of the contract, rather than as invoiced. The amount of revenues reflected on a gross, rather than net, basis for the three and six months ended March 31, 2019, was approximately $17,000 and $32,000, respectively, with no impact on net income.

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
See Note 4 for additional disclosures regarding the Company’s revenue from contracts with customers.
Restricted Cash. Restricted cash principally represents those cash balances in our commodity futures brokerage accounts that are restricted from withdrawal. Upon adoption of revised accounting guidance in October 2018 (see Note 3), changes in restricted cash is no longer reflected as a separate investing activity but included in cash, cash equivalents and restricted cash when reconciling the beginning and end of period total amounts in the Company’s Condensed Consolidated Statements of Cash Flows. The guidance required retrospective application, which resulted in adjustments to the previously reported cash flows from investing activities for the six months ended March 31, 2018, increasing net cash used by investing activities by $1,474.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

The following table provides a reconciliation of the total cash, cash equivalents and restricted cash reported on the Company’s Condensed Consolidated Balance Sheets to the corresponding amounts reported on the Condensed Consolidated Statements of Cash Flows.

	Cash, Cash Equivalents and Restricted Cash
	March 31, 2019	March 31, 2018	September 30, 2018	September 30, 2017
Cash and cash equivalents	$41,421	$4,710	$10,314	$5,203
Restricted cash	837	1,572	1,190	3,046
Cash, cash equivalents and restricted cash	$42,258	$6,282	$11,504	$8,249

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
Income Taxes. Our results for the three and six-months ended March 31, 2018 were significantly affected by the enactment of the TCJA. For additional information regarding the effects of the TCJA and associated regulatory effects, see Notes 6 and 7.
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

Reclassifications. Certain amounts for the three and six months ended March 31, 2018, have been reclassified as a result of the adoption of revised accounting guidance pertaining to certain net periodic pension and other postretirement benefit costs and restricted cash (see Note 3). In addition, certain other prior-period amounts have been reclassified to conform to the current-period presentation.

Note 3 — Accounting Changes
New Accounting Standards Adopted Effective October 1, 2018

Revenue Recognition. Effective October 1, 2018, the Company adopted new accounting guidance regarding revenue recognition. See Notes 2 and 4 for a detailed description of the impact of the new guidance and related disclosures.

Cloud Computing Implementation Costs. In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The new guidance requires a customer in a cloud computing arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. These deferred implementation costs are expensed over the fixed, noncancelable term of the service arrangement plus any reasonably certain renewal periods. The new guidance also requires the entity to present the expense

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

related to the capitalized implementation costs in the same income statement line as the hosting service fees; to classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments for hosting service fees; and to present the capitalized implementation costs in the balance sheet in the same line item in which prepaid hosting service fees are presented. The new guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted this ASU effective October 1, 2018, and applied the guidance prospectively to all implementation costs associated with cloud computing arrangements that are service contracts incurred beginning October 1, 2018. The adoption of the new guidance did not have a material impact on our results of operations for the three and six months ended March 31, 2019.

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

The guidance became effective for the Company beginning October 1, 2018, with retrospective adoption for the presentation of pension and postretirement expense on the income statement and a prospective adoption for capitalization. The Company’s Condensed Consolidated Statement of Income for the three and six months ended March 31, 2018, has been recast to reflect the retrospective adoption for the presentation of the non-service cost component of net periodic pension and other postretirement benefit costs, net of estimated amounts capitalized, as “Pension and other postretirement plans non-service income (expense)” on the Condensed Consolidated Statements of Income. Previously, the non-service cost components were reflected in “Operating and administrative expenses.”

The amount of income (expense) comprising the non-service cost components of our pension and postretirement benefit plans, net of amounts capitalized, presented in "Pension and other postretirement plans non-service income (expense)” on the Condensed Consolidated Statements of Income, totaled $395 and $807, respectively, for the three and six months ended March 31, 2019 and $(644) and $(1,219), respectively, for the three and six months ended March 31, 2018.

Statement of Cash Flows - Restricted Cash. In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows: Restricted Cash.” The guidance in this ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, as well as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows. The amendments in the ASU are required to be adopted on a retrospective basis. We adopted this ASU effective October 1, 2018. Adoption of this new guidance resulted in a change in presentation of restricted cash on the Condensed Consolidated Statements of Cash Flows; otherwise, this guidance did not have a significant impact on our Condensed Consolidated Statements of Cash Flows and disclosures (see Note 2, “Restricted Cash”).

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

Leases. In February 2016, the FASB issued ASU No. 2016-02, "Leases." This ASU, as subsequently updated, amends existing guidance to require entities that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet. The new guidance also requires additional disclosures about the amount, timing and uncertainty of cash flows from leases. The amendments in this ASU are effective for the Company for interim and annual periods beginning October 1, 2019 (Fiscal 2020). Early adoption is permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements unless an entity chooses the transition option in ASU 2018-11, “Leases: Targeted Improvements” which, among other things, provides entities with a transition option to recognize the cumulative-effect adjustment from the modified retrospective application to the opening balance of retained earnings in the period of adoption. We will adopt ASU No. 2016-02, as updated, effective October 1, 2019 and expect to adopt the transition option which would allow the Company to maintain historical presentation for periods before October 1, 2019. The Company has completed a preliminary assessment for evaluating the impact of the guidance and anticipates that its adoption will result in a significant amount of right-of-use assets and lease liabilities for leases in effect at the adoption date. The Company has begun implementation activities including accumulating contracts and lease data in formats compatible with a new lease management system that will assist with the initial adoption and future reporting required by the standard.

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
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers or cash receipts. Contract assets represent our right to consideration after the performance obligations have been satisfied when such right is conditioned on something other than the passage of time. Contract assets were not material at March 31, 2019. All of our receivables are unconditional rights to consideration and are included in “Accounts receivable” and “Accrued utility revenues” on the Condensed Consolidated Balance Sheets. Amounts billed are generally due within the following month.
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $6,481 and $5,897 at March 31, 2019 and October 1, 2018, respectively, and are included in “Other current liabilities” on the Condensed Consolidated Balance Sheets. Revenue recognized for the six months ended March 31, 2019 from the amount included in contract liabilities at October 1, 2018 was not material.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

Revenue Disaggregation
The following table presents our disaggregated revenues by reportable segment for the three and six months ended March 31, 2019:

	Three Months Ended March 31, 2019			Six Months Ended March 31, 2019
	Total	Gas Utility	Electric Utility	Total	Gas Utility	Electric Utility
Revenues from contracts with customers:
Core Market:
Residential	$240,316	$220,728	$19,588	$416,007	$379,285	$36,722
Commercial & industrial	100,686	94,412	6,274	168,260	155,787	12,473
Large delivery service	44,038	44,038	—	83,585	83,585	—
Off-system sales and capacity releases	46,403	46,403	—	84,534	84,534	—
Other (a)	(2,446)	(4,761)	2,315	(1,275)	(5,840)	4,565
Total revenues from contracts with customers	428,997	400,820	28,177	751,111	697,351	53,760
Other revenues (b)	595	595	—	1,206	1,206	—
Total revenues	$429,592	$401,415	$28,177	$752,317	$698,557	$53,760

(a)
Gas Utility includes unallocated negative surcharge revenue of $(10,496) and $(14,624) for the three and six months ended March 31, 2019, respectively, as a result of a PAPUC Order issued May 17, 2018, related to the TCJA (see Note 7).

(b)	Represents certain revenues not from contracts with customers that are not within the scope of ASC 606 and accounted for in accordance with other GAAP.

Remaining Performance Obligations
The Company has elected to use practical expedients as allowed in ASC 606 to exclude disclosures related to the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied for core market customers and off-system sales and capacity releases as of the end of the reporting period because these contracts have an initial expected term of one year or less. Certain contracts with large delivery service customers contain minimum future performance obligations through 2053. At March 31, 2019, the Company expects to record approximately $195,000 of revenues related to the minimum future performance obligations over the remaining terms of the related contracts.
Note 5 — Inventories
Inventories comprise the following:

	March 31, 2019	September 30, 2018	March 31, 2018
Gas Utility natural gas	$3,396	$37,287	$3,459
Materials, supplies and other	16,546	15,126	16,258
Total inventories	$19,942	$52,413	$19,717

At March 31, 2019, UGI Utilities was party to five principal SCAAs with terms of up to three years. Four of the SCAAs were with Energy Services (see Note 14) and one of the SCAAs was with a non-affiliate. Pursuant to the SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the terms of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished for which UGI Utilities has the rights), are included in the caption “Gas Utility natural gas” in the table above.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

The carrying values of gas storage inventories released under the SCAAs at March 31, 2019, September 30, 2018 and March 31, 2018, comprising 0.8 bcf, 9.0 bcf and 0.9 bcf of natural gas, were $2,075, $23,136 and $2,532, respectively. At March 31, 2019, September 30, 2018 and March 31, 2018, UGI Utilities held a total of $11,840, $13,840 and $13,840, respectively, of security deposits received from its SCAA counterparties. These amounts are included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
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
In accordance with GAAP as determined by ASC 740, we are required to record the effects of tax law changes in the period enacted. As further discussed below, our results for the three and six months ended March 31, 2018, contained provisional estimates of the impact of the TCJA. These amounts were considered provisional because they used estimates for which tax returns had not yet been filed and because estimated amounts could have been impacted by future regulatory and accounting guidance if and when issued. We adjusted provisional amounts as further information became available and as we refined our calculations. As permitted by SEC Staff Bulletin No. 118, these adjustments occurred during the reasonable “measurement period” defined as twelve months from the date of enactment. During the three months ended December 31, 2018, adjustments to provisional amounts recorded in prior periods were not material.

As a result of the TCJA, during the three months ended December 31, 2017, we reduced our net deferred income tax liabilities by $223,660 due to the remeasurement of existing federal deferred income tax assets and liabilities from 35% to 21%. Because a significant amount of the reduction related to our regulated utility plant assets, most of the reduction to our deferred income taxes was not recognized immediately in income tax expense. During the six months ended March 31, 2018, the amount of the reduction in deferred income taxes that reduced income tax expense totaled $8,122.

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

For the three and six months ended March 31, 2019 and 2018, we included the estimated impacts of the TCJA in determining our estimated annual effective income tax rates. We were subject to a blended U.S. federal tax rate of 24.5% for Fiscal 2018 because our fiscal year contained the effective date of the rate change from 35% to 21%. We are subject to a 21% U.S. federal tax rate in Fiscal 2019. As a result, our annual effective tax rates used for the three and six months ended March 31, 2019 were based upon a federal income tax rate of 21%, and our annual effective tax rates used for the three and six months ended March 31, 2018, were based upon a federal income tax rate of 24.5%. Our estimated annual effective tax rate was not impacted by any regulatory action taken by the PAPUC.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

Note 7 — Regulatory Assets and Liabilities and Regulatory Matters
For a description of the Company’s regulatory assets and liabilities other than those described below, see Note 4 in the Company’s 2018 Annual Report. Other than removal costs, UGI Utilities does not recover a rate of return on its regulatory assets listed below. The following regulatory assets and liabilities associated with UGI Utilities are included on the Condensed Consolidated Balance Sheets:

	March 31, 2019	September 30, 2018	March 31, 2018
Regulatory assets:
Income taxes recoverable	$120,279	$110,129	$128,267
Underfunded pension and postretirement plans	83,563	87,106	135,263
Environmental costs	58,758	58,836	59,788
Removal costs, net	30,055	32,025	30,478
Other	6,714	12,906	7,842
Total regulatory assets	$299,369	$301,002	$361,638
Regulatory liabilities:
Postretirement benefits	$16,914	$17,781	$17,105
Deferred fuel and power refunds	17,731	36,723	35,278
State tax benefits — distribution system repairs	24,294	22,611	19,888
PAPUC temporary rates order	25,098	24,430	—
Excess federal deferred income taxes	276,659	285,221	301,151
Other	18,828	3,409	7,299
Total regulatory liabilities	$379,524	$390,175	$380,721

Deferred fuel and power refunds. Gas Utility’s and Electric Utility’s tariffs contain clauses that permit recovery of all prudently incurred purchased gas and power costs through the application of PGC rates in the case of Gas Utility and DS tariffs in the case of Electric Utility. These clauses provide for periodic adjustments to PGC and DS rates for differences between the total amount of purchased gas and electric generation supply costs collected from customers and recoverable costs incurred. Net undercollected costs are classified as a regulatory asset and net overcollections are classified as a regulatory liability.

Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized gains on such contracts at March 31, 2019, September 30, 2018, and March 31, 2018, were $1,047, $2,856 and $269, respectively.

PAPUC temporary rates order. On May 17, 2018, the PAPUC ordered each regulated utility currently not in a general base rate case proceeding, including UGI Gas, PNG and CPG, to reduce their rates through the establishment of a negative surcharge applied to bills rendered on or after July 1, 2018. In accordance with the terms of the temporary rates order, the initial temporary negative surcharge was reconciled at the end of Fiscal 2018 to reflect the difference in the amount of bill credit received by customers and the amount of benefits received by the Company through the fiscal year end period and updated negative surcharges were placed in effect on January 1, 2019 at rates of 4.71%, 2.87% and 6.34%, respectively, for the UGI South, UGI North and UGI Central rate districts (as described below). These negative surcharges will remain in place until the effective date of new rates established in UGI Gas’s current general base rate proceeding filed January 28, 2019.
In its May 17, 2018 Order, the PAPUC also required Pennsylvania utilities to establish a regulatory liability for tax benefits that accrued during the period January 1, 2018 through June 30, 2018, resulting from the reduced federal tax rate. The rate treatment of this regulatory liability is addressed in UGI Gas’s base rate proceeding filed January 28, 2019 (see “Base Rate Filings” below). In its initial filing, UGI Gas has proposed a 4.5% negative surcharge applicable to all customer distribution service bills to return $24,029 of tax benefits experienced by UGI Utilities over the period January 1, 2018 to June 30, 2018, plus applicable interest, thereby satisfying a requirement to make a proposal for distributing those benefits within three years of the May 17, 2018, Order. As

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

proposed, the negative surcharge would become effective for a twelve-month period beginning on the effective date of the new base rates.
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
Other Regulatory Matters

Utility Merger. On March 8, 2018 and March 13, 2018, UGI Utilities filed merger authorization requests with the PAPUC and MDPSC, respectively, to merge PNG and CPG into UGI Utilities. After receiving all necessary FERC, MDPSC, and PAPUC approvals, CPG and PNG were merged with and into UGI Utilities, effective October 1, 2018. Consistent with the MDPSC order issued July 25, 2018, and the PAPUC order issued September, 26, 2018, the former CPG, PNG and UGI Utilities, Inc. Gas Division service territories became the UGI Central, UGI North and UGI South rate districts of the UGI Utilities, Inc. Gas Division, respectively, without any ratemaking change. UGI Utilities’ obligations under the settlement approved by the PAPUC include various non-monetary conditions requiring UGI Utilities to maintain separate accounting-type schedules for limited future ratemaking purposes.

Base Rate Filings. On January 28, 2019, UGI Gas filed a request with the PAPUC to increase its operating revenues for residential, commercial and industrial customers by $71,090 annually. The requested rate increase applies to the consolidated UGI Central, UGI North and UGI South rate districts. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service and fund new programs designed to promote and reward customers’ efforts to increase efficient use of natural gas. Additionally, UGI Gas has proposed a 4.5% negative surcharge applicable to all customer distribution service bills to return $24,029 of tax benefits experienced by UGI Utilities over the period January 1, 2018 to June 30, 2018, plus applicable interest. As proposed, the negative surcharge would become effective for a twelve-month period beginning on the effective date of the new base rates. UGI Gas requested that the new gas rates become effective March 29, 2019. The PAPUC entered an Order dated February 28, 2019, suspending the effective date for the rate increase to allow for investigation and public hearings. Unless a settlement is reached sooner, this review process is expected to last up to nine months from the date of filing. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

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

On January 19, 2017, PNG (now the UGI North rate district of Gas Utility) filed a rate request with the PAPUC to increase PNG’s annual base operating revenues for residential, commercial and industrial customers by $21,700 annually. The increased revenues would be used to fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service. On June 30, 2017, all active parties supported the filing of a Joint Petition for Approval of Settlement of all issues with the PAPUC providing for an $11,250 PNG annual base distribution rate increase. On August 31, 2017, the PAPUC approved the Joint Petition and the increase became effective on October 20, 2017.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

Manor Township, Pennsylvania Natural Gas Incident Complaint. In connection with a July 2, 2017, explosion in Manor Township, Lancaster County, Pennsylvania, that resulted in the death of one Company employee and injuries to two Company employees and one sewer authority employee, and destroyed two residences and damaged several other homes, the BIE filed a formal complaint at the PAPUC in which BIE alleged that the Company committed multiple violations of federal and state gas pipeline regulations in connection with its emergency response leading up to the explosion, and it requested that the PAPUC order the Company to pay approximately $2,100 in civil penalties, which is the maximum allowable fine. On November 16, 2018, the Company filed its formal written answer contesting the BIE complaint. The matter remains pending before the PAPUC. See additional discussion in Note 9.

Note 8 — Debt

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
Prior to the Utility Merger, each of UGI Utilities and its subsidiaries, CPG and PNG, were subject to COAs with the PADEP to address the remediation of specified former MGP sites in Pennsylvania. In accordance with the COAs, as amended to recognize the Utility Merger, UGI Utilities, as the successor to CPG and PNG, is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs and in the case of one COA, an additional obligation to plug specific natural gas wells, or make expenditures for such activities in an amount equal to an annual environmental cost cap (i.e. minimum expenditure threshold). The cost cap of the three COAs, in the aggregate, is $5,350. The three COAs are currently scheduled to terminate at the end of 2031, 2020 and 2020. At March 31, 2019, September 30, 2018 and March 31, 2018, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the COAs totaled $50,844, $50,970, and $51,941, respectively. UGI Utilities has recorded associated regulatory assets for these costs because recovery of these costs from customers is probable (see Note 7).

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

From time to time, UGI Utilities is notified of sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by UGI Utilities or owned or operated by a former subsidiary. Such parties generally investigate the extent of environmental contamination or perform environmental remediation. Management believes that, under applicable law, UGI Utilities should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

UGI Utilities directly operated, or that were owned or operated by a former subsidiary of UGI Utilities if a court were to conclude that (1) the subsidiary’s separate corporate form should be disregarded, or (2) UGI Utilities should be considered to have been an operator because of its conduct with respect to its subsidiary’s MGP. At March 31, 2019, September 30, 2018 and March 31, 2018, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Utilities’ MGP sites outside Pennsylvania was material.

Other Matters

Manor Township, Pennsylvania Natural Gas Explosion. On July 2, 2017, an explosion occurred in Manor Township, Pennsylvania which resulted in the death of one Company employee and injuries to two other Company employees and an employee of the local sewer authority, and significant property damage. The Company has received several claims for property damage and personal injuries related to the explosion but no civil lawsuit has been filed to date. On the regulatory side, on February 25, 2019, the NTSB issued a Pipeline Accident Brief of its investigation into the incident, in which it concluded that the explosion resulted from gas that migrated from an incorrectly installed mechanical tapping tee connecting the Company’s distribution main and service line to the home that exploded. In its report, the NTSB also restated its four recommendations that it issued in a June 25, 2018 preliminary report concerning the mechanical tapping tee manufacturer’s installation instructions and the oversight of mechanical tapping tees by the Pipeline and Hazardous Materials Safety Administration. With the issuance of the NTSB report, the one remaining regulatory matter arising from the incident is the BIE formal complaint before the PAPUC in which the BIE alleged that the Company committed multiple violations of federal and state gas pipeline regulations in connection with its emergency response leading up to the explosion and requested that the PAPUC order the Company to pay approximately $2,100 in civil penalties, which is the maximum allowable fine. On November 16, 2018, the Company filed its formal written answer contesting the BIE complaint.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

Net periodic pension expense and other postretirement benefit costs include the following components:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31,	2019	2018	2019	2018
Service cost	$1,638	$1,881	$32	$67
Interest cost	6,051	5,767	109	112
Expected return on assets	(8,140)	(7,777)	(184)	(177)
Amortization of:
Prior service cost (benefit)	62	63	(109)	(110)
Actuarial loss	1,721	2,984	17	24
Net benefit cost (benefit)	1,332	2,918	(135)	(84)
Change in associated regulatory liabilities	—	—	(342)	(123)
Net benefit cost (benefit) after change in regulatory liabilities	$1,332	$2,918	$(477)	$(207)

	Pension Benefits		Other Postretirement Benefits
Six Months Ended March 31,	2019	2018	2019	2018
Service cost	$3,275	$3,762	$63	$134
Interest cost	12,101	11,534	218	224
Expected return on assets	(16,280)	(15,554)	(369)	(354)
Amortization of:
Prior service cost (benefit)	125	126	(218)	(220)
Actuarial loss	3,441	5,968	34	48
Net benefit cost (benefit)	2,662	5,836	(272)	(168)
Change in associated regulatory liabilities	—	—	(685)	(246)
Net benefit cost (benefit) after change in regulatory liabilities	$2,662	$5,836	$(957)	$(414)

Pension Plan assets are held in trust and consist principally of publicly traded, diversified equity and fixed income mutual funds and, to a much lesser extent, UGI Common Stock. It is our general policy to fund amounts for Pension Plan benefits equal to at least the minimum contribution required by ERISA. From time to time we may, at our discretion, contribute additional amounts. During the six months ended March 31, 2019 and 2018, the Company made cash contributions to the Pension Plan of $5,000 and $6,720, respectively. The Company expects to make additional cash contributions of approximately $6,500 to the Pension Plan during the remainder of Fiscal 2019.

UGI Utilities has established a VEBA trust to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs, if any. The difference between such cash deposits or expense recorded and the amounts included in UGI Gas’ and Electric Utility’s rates, if any, is deferred for future recovery from, or refund to, ratepayers. There were no required contributions to the VEBA during the six months ended March 31, 2019 and 2018.

We also participate in an unfunded and non-qualified defined benefit supplemental executive retirement plan. Net benefit costs associated with this plan for all periods presented were not material.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

Note 11 — Fair Value Measurements

Derivative Instruments

The following table presents, on a gross basis, our derivative assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
March 31, 2019:
Assets:
Commodity contracts	$1,258	$—	$—	$1,258
Liabilities:
Commodity contracts	$(251)	$—	$—	$(251)
Interest rate contracts	$—	$(2,528)	$—	$(2,528)
September 30, 2018:
Assets:
Commodity contracts	$3,154	$—	$—	$3,154
Interest rate contracts	$—	$30	$—	$30
Liabilities:
Commodity contracts	$(146)	$—	$—	$(146)
March 31, 2018:
Assets:
Commodity contracts	$1,042	$9	$—	$1,051
Liabilities:
Commodity contracts	$(582)	$(7)	$—	$(589)

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

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2). The carrying amount and estimated fair value of our long-term debt (including current maturities but excluding unamortized debt issuance costs) at March 31, 2019, September 30, 2018 and March 31, 2018 were as follows:

	March 31, 2019	September 30, 2018	March 31, 2018
Carrying amount	$988,080	$842,130	$838,437
Estimated fair value	$1,005,920	$826,470	$871,853

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

Commodity Price Risk

Gas Utility’s tariffs contain clauses that permit recovery of all prudently incurred costs of natural gas it sells to retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. As permitted and agreed to by the PAPUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses NYMEX natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At March 31, 2019, September 30, 2018 and March 31, 2018, the volumes of natural gas associated with Gas Utility’s unsettled NYMEX natural gas futures and option contracts totaled 11.6 million dekatherms, 23.2 million dekatherms and 12.7 million dekatherms, respectively. At March 31, 2019, the maximum period over which Gas Utility is economically hedging natural gas market price risk is 12 months. Gains and losses on Gas Utility natural gas futures contracts and natural gas option contracts are recorded in regulatory assets or liabilities on the Condensed Consolidated Balance Sheets because it is probable such gains or losses will be recoverable from, or refundable to, customers through the PGC recovery mechanism (see Note 7).

Electric Utility’s DS tariffs permit the recovery of all prudently incurred costs of electricity it sells to DS customers, including the cost of financial instruments used to hedge electricity costs. Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. At March 31, 2019, September 30, 2018 and March 31, 2018, all Electric Utility forward electricity purchase contracts were subject to the NPNS exception.

In order to reduce operating expense volatility, UGI Utilities from time to time enters into NYMEX gasoline futures contracts for a portion of gasoline volumes expected to be used in the operation of its vehicles and equipment. At March 31, 2019, September 30, 2018 and March 31, 2018, the total volumes associated with gasoline futures contracts were not material.

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

As of March 31, 2019, September 30, 2018 and March 31, 2018, we had no unsettled IRPAs. At March 31, 2019, the amount of net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is $3,485.

Derivative Instrument Credit Risk

Our commodity exchange-traded futures contracts generally require cash deposits in margin accounts. At March 31, 2019, September 30, 2018 and March 31, 2018, restricted cash in brokerage accounts totaled $837, $1,190 and $1,572, respectively.

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

Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities, as well as the effects of offsetting:

	March 31, 2019	September 30, 2018	March 31, 2018
Derivative assets:
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$30	$—
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	1,258	3,002	860
Derivatives not designated as hedging instruments:
Commodity contracts	—	152	191
Total derivative assets — gross	1,258	3,184	1,051
Gross amounts offset in the balance sheet	(211)	(146)	(37)
Total derivative assets — net (a)	$1,047	$3,038	$1,014

Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	$(2,528)	$—	$—
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(211)	(146)	(589)
Derivatives not designated as hedging instruments:
Commodity contracts	(40)	—	—
Total derivative liabilities — gross	(2,779)	(146)	(589)
Gross amounts offset in the balance sheet	211	146	37
Total derivative liabilities — net (a)	$(2,568)	$—	$(552)

(a)
Derivative assets and liabilities with maturities greater than one year are recorded in “Other assets” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets. Derivative liabilities with maturities less than one year are recorded in “Other current liabilities” on the Condensed Consolidated Balance Sheets.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

Effects of Derivative Instruments

The following table provides information on the effects of derivative instruments not subject to ratemaking mechanisms on the Condensed Consolidated Statements of Income and changes in AOCI for the three and six months ended March 31, 2019 and 2018:

	Loss Recognized in AOCI		Loss Reclassified from AOCI into Income		Location of Loss Reclassified from AOCI into Income
Three Months Ended March 31,	2019	2018	2019	2018
Cash Flow Hedges:
Interest rate contracts	$(873)	$—	$(870)	$(872)	Interest expense

	Gain Recognized in Income		Location of Gain Recognized in Income
Three Months Ended March 31,	2019	2018
Derivatives Not Subject to PGC and DS Mechanisms:
Commodity contracts	$129	$12	Operating and administrative expenses

	Loss Recognized in AOCI		Loss Reclassified from AOCI into Income		Location of Loss Reclassified from AOCI into Income
Six Months Ended March 31,	2019	2018	2019	2018
Cash Flow Hedges:
Interest rate contracts	$(2,558)	$—	$(1,742)	$(1,743)	Interest expense

	(Loss) Gain Recognized in Income		Location of (Loss) Gain Recognized in Income
Six Months Ended March 31,	2019	2018
Derivatives Not Subject to PGC and DS Mechanisms:
Commodity contracts	$(267)	$161	Operating and administrative expenses

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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

Note 13 — Accumulated Other Comprehensive Income

The tables below present changes in AOCI, net of tax, during the three and six months ended March 31, 2019 and 2018:

Three Months Ended March 31, 2019	Postretirement Benefit Plans	Derivative Instruments	Total
AOCI — December 31, 2018	$(6,500)	$(19,726)	$(26,226)
Net losses on interest rate contract	—	(621)	(621)
Reclassifications of benefit plan actuarial losses and net prior service benefits	133	—	133
Reclassifications of net losses on IRPAs	—	619	619
AOCI — March 31, 2019	$(6,367)	$(19,728)	$(26,095)

Three Months Ended March 31, 2018	Postretirement Benefit Plans	Derivative Instruments	Total
AOCI — December 31, 2017	$(8,775)	$(17,204)	$(25,979)
Reclassifications of benefit plan actuarial losses and net prior service benefits	220	—	220
Reclassifications of net losses on IRPAs	—	592	592
AOCI — March 31, 2018	$(8,555)	$(16,612)	$(25,167)

Six Months Ended March 31, 2019	Postretirement Benefit Plans	Derivative Instruments	Total
AOCI — September 30, 2018	$(4,920)	$(15,409)	$(20,329)
Net losses on interest rate contract	—	(1,819)	(1,819)
Reclassifications of benefit plan actuarial losses and net prior service benefits	265	—	265
Reclassifications of net losses on IRPAs	—	1,239	1,239
Reclassification of stranded income tax effects related to TCJA	(1,712)	(3,739)	(5,451)
AOCI — March 31, 2019	$(6,367)	$(19,728)	$(26,095)

Six Months Ended March 31, 2018	Postretirement Benefit Plans	Derivative Instruments	Total
AOCI — September 30, 2017	$(8,995)	$(17,796)	$(26,791)
Reclassifications of benefit plan actuarial losses and net prior service benefits	440	—	440
Reclassifications of net losses on IRPAs	—	1,184	1,184
AOCI — March 31, 2018	$(8,555)	$(16,612)	$(25,167)

Note 14 — Related Party Transactions

UGI provides certain financial and administrative services to UGI Utilities. UGI bills UGI Utilities monthly for all direct expenses incurred by UGI on behalf of UGI Utilities and an allocated share of indirect corporate expenses incurred or paid with respect to services provided to UGI Utilities. The allocation of indirect UGI corporate expenses to UGI Utilities utilizes a weighted, three-component formula comprising revenues, operating expenses and net assets employed and considers UGI Utilities’ relative percentage of such items to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. Management believes that this allocation method is reasonable and equitable to UGI Utilities and this allocation method has been accepted by the PAPUC in past rate case proceedings and management audits as a reasonable method of allocating such expenses. UGI Utilities also engages in other services with various other affiliates pursuant to arrangements authorized by the PAPUC using similar allocation or market-based pricing methods. These billed expenses are classified as “Operating and administrative expenses — related parties” in the Condensed Consolidated Statements of Income. In addition, UGI Utilities provides limited administrative services to UGI and certain of UGI’s subsidiaries under PAPUC affiliated interest agreements. Amounts billed to these entities by UGI Utilities totaled $1,510 and $1,359 during the three months ended March 31, 2019 and 2018, respectively, and $2,692 and $2,405 during the six months ended March 31, 2019 and 2018, respectively.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

UGI Utilities is a party to SCAAs with Energy Services which have terms of up to three years. At March 31, 2019, UGI Utilities was a party to four SCAAs with Energy Services, and, during the periods covered by the financial statements, was a party to other SCAAs with Energy Services. Under the SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts (subject to recall for operational purposes) to Energy Services for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon the commencement of the SCAAs, receives a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. UGI Utilities incurred costs associated with Energy Services’ SCAAs totaling $168 and $179 during the three months ended March 31, 2019 and 2018, respectively, and $3,269 and $3,280 during the six months ended March 31, 2019 and 2018, respectively. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the SCAAs. These payments totaled $776 and $708 during the three months ended March 31, 2019 and 2018, respectively, and $1,519 and $1,426 during the six months ended March 31, 2019 and 2018, respectively. In conjunction with the SCAAs, UGI Utilities received security deposits from Energy Services. The amounts of such security deposits, which are included in “Other current liabilities” on the Condensed Consolidated Balance Sheets, at March 31, 2019 was $9,040 and at September 30, 2018 and March 31, 2018, was $11,040.

UGI Utilities reflects the historical cost of the gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) in “Inventories” on the Condensed Consolidated Balance Sheets. At March 31, 2019, September 30, 2018 and March 31, 2018, the carrying values of these gas storage inventories, comprising approximately 0.8 bcf, 6.7 bcf and 0.9 bcf of natural gas, were $2,075, $17,701 and $2,532, respectively.

UGI Utilities has gas supply and delivery service agreements with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility primarily during the heating-season months of November through March. The aggregate amount of these transactions (exclusive of transactions pursuant to the SCAAs) during the three months ended March 31, 2019 and 2018 totaled $54,120 and $47,366, respectively, and during the six months ended March 31, 2019 and 2018 totaled $90,357 and $81,954, respectively.

From time to time, UGI Utilities sells natural gas or pipeline capacity to Energy Services. During the three months ended March 31, 2019 and 2018, revenues associated with such sales to Energy Services totaled $24,564 and $61,245, respectively. During the six months ended March 31, 2019 and 2018, revenues associated with such sales to Energy Services totaled $47,426 and $82,392, respectively. Also from time to time, UGI Utilities purchases natural gas and pipeline capacity from Energy Services (in addition to those transactions already described above) and purchases a firm storage service from UGI Storage Company, a subsidiary of Energy Services, under one-year agreements. During the three months ended March 31, 2019 and 2018, such purchases totaled $46,295 and $83,429, respectively. During the six months ended March 31, 2019 and 2018, such purchases totaled $90,677 and $121,026, respectively.

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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

		Reportable Segments
Three Months Ended March 31, 2019	Total	Gas Utility	Electric Utility
Revenues	$429,592	$401,415	$28,177
Cost of sales	$217,976	$202,164	$15,812
Depreciation	$22,341	$20,902	$1,439
Operating income	$119,866	$116,580	$3,286
Pension and other postretirement plans non-service income	$395	$346	$49
Interest expense	$(12,231)	$(11,622)	$(609)
Income before income taxes	$108,030	$105,304	$2,726
Capital expenditures (including the effects of accruals)	$70,799	$66,766	$4,033

		Reportable Segments
Three Months Ended March 31, 2018	Total	Gas Utility	Electric Utility
Revenues	$483,261	$455,973	$27,288
Cost of sales	$257,302	$241,031	$16,271
Depreciation	$21,158	$19,776	$1,382
Operating income (a)	$135,771	$134,738	$1,033
Pension and other postretirement plans non-service expense (a)	$(644)	$(563)	$(81)
Interest expense	$(11,091)	$(10,866)	$(225)
Income before income taxes	$124,036	$123,309	$727
Capital expenditures (including the effects of accruals)	$55,089	$51,363	$3,726

		Reportable Segments
Six Months Ended March 31, 2019	Total	Gas Utility	Electric Utility
Revenues	$752,317	$698,557	$53,760
Cost of sales	$377,495	$347,284	$30,211
Depreciation	$44,815	$41,942	$2,873
Operating income	$196,940	$190,164	$6,776
Pension and other postretirement plans non-service income	$807	$707	$100
Interest expense	$(23,969)	$(22,840)	$(1,129)
Income before income taxes	$173,778	$168,031	$5,747
Capital expenditures (including the effects of accruals)	$148,118	$141,840	$6,278

As of March 31, 2019
Total assets	$3,438,437	$3,252,092	$186,345
Goodwill	$182,145	$182,145	$—

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

		Reportable Segments
Six Months Ended March 31, 2018	Total	Gas Utility	Electric Utility
Revenues	$806,366	$755,938	$50,428
Cost of sales	$409,076	$379,889	$29,187
Depreciation	$41,512	$38,776	$2,736
Operating income (a)	$232,641	$228,923	$3,718
Pension and other postretirement plans non-service expense (a)	$(1,219)	$(1,067)	$(152)
Interest expense	$(22,030)	$(21,392)	$(638)
Income before income taxes	$209,392	$206,464	$2,928
Capital expenditures (including the effects of accruals)	$126,788	$120,205	$6,583

As of March 31, 2018
Total assets	$3,204,045	$3,033,352	$170,693
Goodwill	$182,145	$182,145	$—
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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) price volatility and availability of oil, electricity and natural gas and the capacity to transport them to market areas; (3) changes in laws and regulations, including safety, tax, consumer protection, environmental, and accounting matters; (4) inability to timely recover costs through utility rate proceedings; (5) the impact of pending and future legal proceedings; (6) competitive pressures from the same and alternative energy sources; (7) liability for environmental claims; (8) customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (9) adverse labor relations; (10) customer, counterparty, supplier, or vendor defaults; (11) increased uncollectible accounts expense; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, terrorism, and other catastrophic events that may result from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas; (13) transmission or distribution system service interruptions; (14) political, regulatory and economic conditions in the United States; (15) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (16) changes in commodity market prices resulting in significantly higher cash collateral requirements; (17) the interruption, disruption, failure, malfunction, or breach of our information technology systems, including due to cyber attack; and (18) continuous enactment of tax legislation.
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

UGI UTILITIES, INC. AND SUBSIDIARIES

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for the 2019 three-month period with the 2018 three-month period and the 2019 six-month period with the 2018 six-month period. Our analyses of results of operations should be read in conjunction with the segment information included in Note 15 to the Condensed Consolidated Financial Statements.

As further discussed below and in Notes 6 and 7 to the Condensed Consolidated Financial Statements, our 2019 and 2018 three and six-month period results were significantly impacted by the enactment of the TCJA. With respect to our 2019 three and six-month results, actions taken by the PAPUC to address the effects of the TCJA on rates we charge our customers also significantly impacted our results. The significant income tax changes resulting from the TCJA that most impacted UGI Utilities include a reduction in the U.S. federal income tax rate from 35% to 21% effective January 1, 2018 (resulting in a blended rate of 24.5% for Fiscal 2018) and the elimination of bonus depreciation on regulated utility property beginning in Fiscal 2019. Our Fiscal 2019 U.S. federal income tax rate is 21%.
We recorded net income for the 2019 three-month period of $82.9 million compared to net income for the 2018 three-month period of $89.2 million. We recorded net income for the 2019 six-month period of $132.7 million compared to net income for the 2018 six-month period of $157.5 million.
The decreases in the 2019 three and six-month period results compared with the prior-year periods are the result of reflecting the credit to customers for tax savings resulting from the TCJA in accordance with the PAPUC’s May 17, 2018 Order. Substantially all of the credit to customers of tax savings resulting from the TCJA that accrued beginning January 1, 2018 through March 31, 2018 of approximately $14.9 million was recorded during the three months ended June 30, 2018. Accordingly, net income for the prior-year periods was not reduced by the previously mentioned $14.9 million credit to customers for tax savings resulting from the TCJA.
2019 three-month period compared with the 2018 three-month period

Three Months Ended March 31,	2019	2018	Increase (Decrease)
(Dollars in millions)
Gas Utility:
Revenues (a)	$401.4	$456.0	$(54.6)	(12.0)%
Total margin (a)(b)	$199.2	$215.0	$(15.8)	(7.3)%
Operating and administrative expenses	$61.6	$61.7	$(0.1)	(0.2)%
Operating income	$116.6	$134.7	$(18.1)	(13.4)%
Income before income taxes	$105.3	$123.3	$(18.0)	(14.6)%
System throughput — bcf
Core market	40.2	38.9	1.3	3.3%
Total	96.6	87.3	9.3	10.7%
Heating degree days — % (warmer) than normal (c)	(0.8)%	(2.2)%	—	—
Electric Utility:
Revenues	$28.2	$27.3	$0.9	3.3%
Total margin (b)	$11.0	$9.6	$1.4	14.6%
Operating and administrative expenses (b)	$6.1	$7.2	$(1.1)	(15.3)%
Operating income	$3.3	$1.0	$2.3	230.0%
Income before income taxes	$2.7	$0.7	$2.0	285.7%
Distribution sales — gwh	279.2	278.7	0.5	0.2%

(a)
In accordance with the PAPUC Order issued May 17, 2018, Gas Utility’s revenues and total margin for the three months ended March 31, 2019, were reduced by $22.7 million to reflect the credit to customers of tax savings of the TCJA. Substantially all of the credits to customers associated with tax savings for the 2018 three-month period were recorded during the three months ended June 30, 2018. See Notes 6 and 7 to Condensed Consolidated Financial Statements.

(b)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.4 million during each of the three months ended March 31, 2019 and 2018. For financial statement purposes, revenue-related taxes are included in

UGI UTILITIES, INC. AND SUBSIDIARIES

“Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from Electric Utility operating expenses presented above).

(c)	Deviation from average heating degree days for the 15-year period 2000-2014 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.

Temperatures in Gas Utility’s service territory during the three months ended March 31, 2019, were slightly warmer than normal and 1.4% colder than the three months ended March 31, 2018. Gas Utility core market volumes increased 1.3 bcf (3.3%) principally reflecting the effects of the growth in the number of core market customers and the slightly colder temperatures. Total Gas Utility distribution system throughput increased 9.3 bcf reflecting higher large firm delivery service volumes (10.1 bcf) and the previously mentioned higher core market volumes partially offset by a decrease in interruptible delivery service volumes. Electric Utility kilowatt-hour sales were slightly higher than the prior-year period principally reflecting the impact of the colder weather on Electric Utility heating-related sales.
UGI Utilities revenues decreased $53.7 million in the three months ended March 31, 2019, reflecting a $54.6 million decrease in Gas Utility revenues partially offset by a $0.9 million increase in Electric Utility revenues. In accordance with the May 17, 2018, PAPUC Order, during the three months ended March 31, 2019, Gas Utility’s revenues were reduced by $22.7 million to reflect the credit to customers of tax savings of the TCJA. Excluding the impact of this reduction in revenues, Gas Utility revenues decreased $31.9 million. The decrease principally reflects $18.8 million of lower off-system sales revenue which is net of capacity releases due in part to the adoption of ASC 606 (which requires that capacity release contracts be reflected on a gross, rather than net, basis), lower core market revenues ($13.2 million) and lower firm delivery service revenue ($2.7 million). The $13.2 million decrease in Gas Utility core market revenues reflects lower average retail core market PGC rates ($24.3 million) partially offset by the effects of the higher core market throughput ($11.1 million).The $0.9 million increase in Electric Utility revenues during the 2019 three-month period principally reflects an increase in Electric Utility base rates effective October 27, 2018 ($0.8 million) and higher transmission revenue ($0.7 million).
UGI Utilities’ cost of sales was $218.0 million in the three months ended March 31, 2019 compared with $257.3 million in the three months ended March 31, 2018, reflecting lower Gas Utility cost of sales ($38.9 million) and lower Electric Utility cost of sales ($0.5 million) from DS customers transferring to alternate suppliers. The lower Gas Utility cost of sales principally reflects a decrease in cost of sales associated with off-system sales ($20.0 million), which is net of capacity release cost of sales (due principally to the presentation of capacity release contracts resulting from the adoption of ASC 606), and the effects of lower average retail core-market PGC rates ($20.7 million), partially offset by the higher core market volumes ($2.0 million).
UGI Utilities total margin decreased $14.4 million reflecting lower total margin from Gas Utility ($15.8 million) principally attributable to the impact of the $22.7 million reduction in revenues resulting from the PAPUC Order, partially offset by higher Electric Utility total margin ($1.4 million). Excluding the reduction in Gas Utility total margin resulting from the PAPUC Order, Gas Utility total margin increased $6.9 million principally reflecting higher total margin from Gas Utility core market customers and, to a lesser extent, higher off-system sales margin reflecting the margin impacts of the presentation of certain revenues in accordance with ASC 606. The increase in Electric Utility margin principally reflects the increase in base rates and higher transmission revenue.
UGI Utilities operating income decreased $15.8 million principally reflecting the decrease in total margin ($14.4 million), greater depreciation expense ($1.2 million), and higher other operating expense ($1.4 million) partially offset by slightly lower operating and administrative expenses ($1.1 million). The slight decrease in UGI Utilities operating and administrative expenses principally reflects lower uncollectible accounts expense due principally to the timing of adjustments to reserves and lower benefit-related expenses partially offset by higher contractor and outside services expense and higher allocated corporate expenses. The increase in depreciation expense reflects increased distribution system capital expenditure activity. UGI Utilities income before income taxes decreased $15.9 million principally reflecting the decrease in UGI Utilities operating income.
Interest Expense and Income Taxes

Interest expense in the 2019 three-month period was $1.1 million higher than the prior-year period. The higher interest expense principally reflects higher long-term debt outstanding and, to a lesser extent, higher average interest rates under UGI Utilities Credit Agreement.

Our effective income tax rate for the 2019 three-month period was lower than in the prior-year period. The lower effective income tax rate in the current-year period reflects a federal income tax rate of 21% compared with a blended federal income tax rate of 24.5% in the prior-year period. See Note 6 to Condensed Consolidated Financial Statements.

UGI UTILITIES, INC. AND SUBSIDIARIES

2019 six-month period compared with the 2018 six-month period

Six Months Ended March 31,	2019	2018	Increase (Decrease)
(Dollars in millions)
Gas Utility:
Revenues (a)	$698.6	$755.9	$(57.3)	(7.6)%
Total margin (a)(b)	$351.3	$376.1	$(24.8)	(6.6)%
Operating and administrative expenses	$117.7	$109.5	$8.2	7.5%
Operating income	$190.2	$228.9	$(38.7)	(16.9)%
Income before income taxes	$168.0	$206.5	$(38.5)	(18.6)%
System throughput — bcf
Core market	66.7	64.4	2.3	3.6%
Total	172.3	156.6	15.7	10.0%
Heating degree days — % (warmer) than normal (c)	(0.7)%	(2.1)%	—	—
Electric Utility:
Revenues	$53.8	$50.4	$3.4	6.7%
Total margin (b)	$20.9	$18.6	$2.3	12.4%
Operating and administrative expenses (b)	$11.2	$12.2	$(1.0)	(8.2)%
Operating income	$6.8	$3.7	$3.1	83.8%
Income before income taxes	$5.7	$2.9	$2.8	96.6%
Distribution sales — gwh	528.9	525.3	3.6	0.7%

(a)
In accordance with the PAPUC Order issued May 17, 2018, Gas Utility’s revenues and total margin for the six months ended March 31, 2019, were reduced by $36.2 million to reflect the credit to customers of tax savings of the TCJA. Substantially all of the credits to customers associated with tax savings for the 2018 six-month period were recorded during the three months ended June 30, 2018. See Notes 6 and 7 to Condensed Consolidated Financial Statements.

(b)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $2.7 million and $2.6 million during the six months ended March 31, 2019 and 2018, respectively. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from Electric Utility operating expenses presented above).

(c)	Deviation from average heating degree days for the 15-year period 2000-2014 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.

Temperatures in Gas Utility’s service territory during the 2019 six-month period were slightly warmer than normal and 1.5% colder than the 2018 six-month period. Gas Utility core market volumes increased 2.3 bcf (3.6%) principally reflecting the effects of the colder weather and growth in the number of core market customers. Total Gas Utility distribution system throughput increased 15.7 bcf reflecting higher large firm delivery service volumes (17.4 bcf) and the previously mentioned increase in core market volumes partially offset by a decrease in interruptible delivery service volumes (3.9 bcf). Electric Utility kilowatt-hour sales were 0.7% higher than the prior-year period principally reflecting the impact of the colder weather on Electric Utility heating-related sales.
UGI Utilities revenues decreased $54.0 million reflecting a $57.4 million decrease in Gas Utility revenues partially offset by a $3.3 million increase in Electric Utility revenues. In accordance with the May 17, 2018, PAPUC Order, during the six months ended March 31, 2019, Gas Utility’s revenues were reduced by $36.2 million to reflect the credit to customers of tax savings of the TCJA. Excluding the impact of this reduction in revenues, Gas Utility revenues decreased $21.2 million. The decrease principally reflects lower core market revenues ($23.1 million) and a decrease in off-system sales revenues ($1.3 million) which is net of capacity release revenues due principally to the adoption of ASC 606 (which requires capacity release contracts be reflected on a gross, rather than net, basis) partially offset by higher other revenues ($3.3 million). The $23.1 million decrease in Gas Utility core market revenues reflects lower average retail core market PGC rates ($43.2 million) partially offset by the effects of the higher core market throughput ($20.1 million). The increase in Electric Utility revenues during the 2019 six-month period principally reflects higher transmission revenue ($1.4 million), an increase in Electric Utility base rates effective October 27, 2018 ($1.3 million) and higher DS rates ($0.4 million).

UGI UTILITIES, INC. AND SUBSIDIARIES

UGI Utilities’ cost of sales was $377.5 million in the 2019 six-month period compared with $409.1 million in the 2018 six-month period reflecting lower Gas Utility cost of sales ($32.6 million) partially offset by higher Electric Utility cost of sales ($1.0 million) from the higher DS rates. The lower Gas Utility cost of sales principally reflects lower average retail core-market PGC rates ($40.3 million) partially offset by the higher core market volumes ($9.8 million).
UGI Utilities total margin decreased $22.6 million reflecting lower total margin from Gas Utility ($24.8 million) principally attributable to the impact of the $36.2 million reduction in revenues resulting from the PAPUC Order, partially offset by higher Electric Utility total margin ($2.3 million). Excluding the reduction in Gas Utility total margin resulting from the PAPUC Order, Gas Utility total margin increased $11.4 million principally reflecting higher total margin from Gas Utility core market customers and, to a much lesser extent, higher off-system sales margin reflecting the margin impacts of the presentation of certain revenues in accordance with the adoption of ASC 606. The increase in Electric Utility margin principally reflects higher transmission revenue and the increase in base rates.
UGI Utilities operating income decreased $35.7 million principally reflecting the decrease in total margin ($22.6 million), higher operating and administrative expenses ($7.3 million), greater depreciation expense ($3.3 million), and higher other operating expense ($2.6 million). The increase in UGI Utilities operating and administrative expenses principally reflects higher general and administrative costs including higher contractor and outside services expense ($3.2 million), higher allocated corporate expenses ($2.3 million), the absence of a favorable payroll tax adjustment recorded in the prior-year period ($2.1 million) and higher IT maintenance and consulting expense ($1.9 million). These increases were partially offset by a decrease in uncollectible accounts expense ($2.0 million). The increase in depreciation expense reflects increased distribution system and IT capital expenditure activity. UGI Utilities income before income taxes decreased $35.6 million principally reflecting the decrease in UGI Utilities operating income.
Interest Expense and Income Taxes

Interest expense in the 2019 six-month period was $1.9 million higher than in the prior-year period. The higher interest expense reflects higher long-term debt outstanding, and higher average interest rates and borrowings under the UGI Utilities Credit Agreement.

Our effective income tax rate for the 2019 six-month period was lower than in the prior-year period. The lower effective income tax rate in the current-year period reflects the impact of a federal income tax rate of 21%, compared with a blended federal income tax rate of 24.5% in the prior-year period. Income tax expense in the 2018 six-month period was reduced by the remeasurement effects on certain of our deferred income tax balances resulting from the enactment of the TCJA in the first quarter of Fiscal 2018, which reduced 2018 six-month period income tax expense by $8.1 million.

FINANCIAL CONDITION AND LIQUIDITY

We depend on both internal and external sources of liquidity to provide funds for working capital and to fund capital requirements. Our short-term cash requirements not met by cash from operations are generally satisfied with borrowings under the UGI Utilities Credit Agreement. Our cash and cash equivalents at March 31, 2019, totaled $41.4 million compared to $10.3 million at September 30, 2018.

UGI Utilities’ total debt outstanding at March 31, 2019, was $1,088.3 million, which includes $105.0 million of short-term borrowings, compared with total debt outstanding of $1,027.5 million at September 30, 2018, which includes $189.5 million of short-term borrowings. Total long-term debt outstanding at March 31, 2019, comprises $825.0 million of Senior Notes, a $117.2 million variable-rate term loan, $40.0 million of Medium-Term Notes and $5.9 million of other long-term debt, and is net of $4.8 million of unamortized debt issuance costs.

The UGI Utilities Credit Agreement comprises an unsecured revolving credit agreement with a group of banks providing for borrowings up to $450 million (including a $100 million sublimit for letters of credit) which expires in March 2020. Borrowings under the UGI Utilities Credit Agreement are classified as “Short-term borrowings” on the Condensed Consolidated Balance Sheets. At March 31, 2019, UGI Utilities’ available borrowing capacity under the UGI Utilities Credit Agreement was $343.0 million. During the 2019 and 2018 six-month periods, average daily short-term borrowings under the UGI Utilities Credit Agreement were $223.8 million and $171.4 million, respectively, and peak short-term borrowings totaled $311.0 million and $215.0 million, respectively. Peak short-term borrowings typically occur during the heating-season months of December and January when UGI Utilities’ investment in working capital, principally accounts receivable, is generally greatest.

On February 1, 2019, UGI Utilities issued in a private placement $150 million of 4.55% Senior Notes due February 1, 2049. The 4.55% Senior Notes were issued pursuant to a Note Purchase Agreement dated December 21, 2018, between UGI Utilities and

UGI UTILITIES, INC. AND SUBSIDIARIES

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

Cash provided by operating activities was $161.0 million in the 2019 six-month period compared to $135.1 million in the prior-year period. Cash flow from operating activities before changes in operating working capital was $199.5 million in the 2019 six-month period compared to the $210.2 million in the prior-year period. The slightly lower cash flow from operating activities before changes in operating working capital includes, among other things, the impact of the credit to customers of tax savings from the TCJA in accordance with the May 17, 2018 PAPUC Order. Changes in operating working capital used $38.5 million of operating cash flow during the 2019 six-month period compared to $75.1 million of cash used for changes in working capital during the prior-year period. The lower net cash used by changes in operating working capital in the 2019 six-month period reflects, among other things, a smaller increase in changes in accounts receivable as the prior year included the effects of colder late winter weather on accounts receivable balances. Cash flow from changes in operating working capital also reflects net refunds of deferred fuel and power costs during the current-year period compared to net recoveries of such costs during the prior-year period.

Investing activities. Cash used by investing activities was $180.1 million in the 2019 six-month period compared to $154.9 million in the 2018 six-month period. Total cash capital expenditures were $177.3 million in the 2019 six-month period compared with $151.5 million recorded in the prior-year period. The increase in cash capital expenditures during the 2019 six-month period principally reflects higher cash capital expenditures associated with an Enterprise Resource Planning system, and higher main replacement and new business cash capital expenditures.

Financing activities. Cash provided by financing activities was $49.9 million in the 2019 six-month period compared with $17.8 million during the 2018 six-month period. Financing activity cash flows are primarily the result of net borrowings and repayments under revolving credit agreements, net borrowings and repayments of long-term debt and cash dividends paid to UGI. Cash from financing activities in the 2019 six-month period reflects net proceeds from the issuance of $150 million of UGI Utilities 4.55% Senior Notes due February 1, 2049. Cash from financing activities in the prior-year period includes the net proceeds from a $125 million unsecured term loan agreement. The 2019 six-month period reflects net credit agreement borrowings of $84.5 million compared with net borrowings of $35.0 million during the prior-year period. Cash dividends paid during the 2019 six-month period totaled $10.0 million compared to cash dividends paid of $30.0 million during the prior-year period.

REGULATORY MATTERS

Utility Merger. On March 8, 2018 and March 13, 2018, UGI Utilities filed merger authorization requests with the PAPUC and MDPSC, respectively, to merge PNG and CPG into UGI Utilities. After receiving all necessary FERC, MDPSC, and PAPUC approvals, CPG and PNG were merged with and into UGI Utilities effective October 1, 2018. Consistent with the MDPSC order issued July 25, 2018, and the PAPUC order issued September, 26, 2018, the former CPG, PNG and UGI Utilities, Inc. Gas Division service territories became the UGI Central, UGI North and UGI South rate districts of the UGI Utilities, Inc. Gas Division, respectively, without any ratemaking change. UGI Utilities’ obligations under the settlement approved by the PAPUC include various non-monetary conditions requiring UGI Utilities to maintain separate accounting-type schedules for limited future ratemaking purposes.

Base Rate Filings. On January 28, 2019, UGI Gas filed a request with the PAPUC to increase its operating revenues for residential, commercial and industrial customers by $71.1 million annually. The requested rate increase applies to the consolidated UGI Central, UGI North and UGI South rate districts. The increased revenues would be used to fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service and fund new programs designed to promote and reward customers’ efforts to increase efficient use of natural gas. Additionally, UGI Gas has proposed a 4.5% negative surcharge applicable to all customer distribution service bills to return $24.0 million of tax benefits experienced by UGI Utilities over the period

UGI UTILITIES, INC. AND SUBSIDIARIES

January 1, 2018 to June 30, 2018, plus applicable interest. As proposed, the negative surcharge would become effective for a twelve-month period beginning on the effective date of the new base rates. UGI Gas requested that the new gas rates become effective March 29, 2019. The PAPUC entered an Order dated February 28, 2019, suspending the effective date for the rate increase to allow for investigation and public hearings. Unless a settlement is reached sooner, this review process is expected to last up to nine months from the date of filing. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

On January 26, 2018, Electric Utility filed a rate request with the PAPUC to increase its annual base distribution revenues by $9.2 million, which was later reduced by the Company to $7.7 million to reflect the impact of the TCJA and other adjustments. The increased revenues would be used to fund ongoing system improvements and operations necessary to maintain safe and reliable electric service. On October 25, 2018, the PAPUC approved a final order providing for a $3.2 million annual base distribution rate increase for Electric Utility, effective October 27, 2018. As part of the final order, Electric Utility provided customers with a one-time $0.2 million billing credit associated with 2018 TCJA tax benefits. On November 26, 2018, the Pennsylvania Office of Consumer Advocate filed an appeal to the Pennsylvania Commonwealth Court challenging the PAPUC’s acceptance of the Company’s use of a fully projected future test year and handling of consolidated federal income tax benefits. The Company cannot predict the ultimate outcome of this appeal.

Manor Township, Pennsylvania Natural Gas Incident Complaint. In connection with a July 2, 2017, explosion in Manor Township, Lancaster County, Pennsylvania, that resulted in the death of one Company employee and injuries to two Company employees and one sewer authority employee, and destroyed two residences and damaged several other homes, the BIE filed a formal complaint at the PAPUC in which BIE alleged that the Company committed multiple violations of federal and state gas pipeline regulations in connection with its emergency response leading up to the explosion, and it requested that the PAPUC order the Company to pay approximately $2.1 million in civil penalties, which is the maximum allowable fine. On November 16, 2018, the Company filed its formal written answer contesting the BIE complaint. The matter remains pending before the PAPUC. See additional discussion in Note 9 to the Condensed Consolidated Financial Statements.

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

Commodity Price Risk
Gas Utility’s tariffs contain clauses that permit recovery of all prudently incurred costs of natural gas it sells to its retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses derivative financial instruments, including natural gas futures and option contracts traded on the NYMEX, to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism. The change in market value of natural gas futures contracts can require daily deposits of cash in futures accounts. At March 31, 2019, Gas Utility had $0.8 million of restricted cash in brokerage accounts. At March 31, 2019, the fair values of our natural gas futures and option contracts were gains of $1.0 million.
Electric Utility’s DS tariffs contain clauses which permit recovery of all prudently incurred power costs, including the cost of financial instruments used to hedge electricity costs, through the application of DS rates. Because of this ratemaking mechanism, there is limited power cost risk, including the cost of forward electricity purchase contracts, associated with our Electric Utility operations. At March 31, 2019, all of our Electric Utility’s forward electricity purchase contracts were subject to the NPNS exception.
In addition, Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures contracts are recorded at fair value with changes in fair value reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income. At March 31, 2019, the fair values of our gasoline futures contracts were not material.
Interest Rate Risk

Our variable-rate debt at March 31, 2019, includes short-term borrowings and a variable-rate term loan. These debt agreements have interest rates that are generally indexed to short-term market interest rates. At March 31, 2019, combined borrowings outstanding under these variable-rate debt agreements totaled $222.2 million.

UGI Utilities’ variable-rate term loan has an interest rate that is indexed to short-term market interest rates. UGI Utilities has entered into a forward starting, amortizing, pay-fixed, receive-variable interest rate swap that generally fixes the underlying prevailing market interest rates on the variable-rate term loan at 3.00% beginning September 30, 2019 through July 2022. We have designated this forward-starting interest rate swap as a cash flow hedge. At March 31, 2019, the fair value of this interest rate swap was a loss of $2.5 million. A 50 basis point adverse change in the one-month LIBOR would result in a decrease in fair value of approximately $1.5 million.

In order to reduce interest rate risk associated with near- or medium-term issuances of fixed-rate debt, from time to time we enter into IRPAs. There were no unsettled IRPAs outstanding at March 31, 2019.

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

ITEM 6. EXHIBITS

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI and Utilities Employees.

10.2	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for UGI and Utilities Employees.

10.3	UGI Utilities, Inc. Executive Annual Bonus Plan as amended November 15, 2018.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2019, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

UGI UTILITIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

10.1	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI and Utilities Employees.

10.2	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for UGI and Utilities Employees.

10.3	UGI Utilities, Inc. Executive Annual Bonus Plan as amended November 15, 2018.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2019, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Utilities, Inc. (Registrant)
Date:	May 8, 2019	By:	/s/ Daniel J. Platt
Daniel J. Platt Vice President - Finance and Chief Financial Officer

Date:	May 8, 2019	By:	/s/ Megan Mattern
Megan Mattern Controller & Principal Accounting Officer