Form 10-Q
period 2019-06-30
UGI UTILITIES INC
filed 2019-08-06
CIK 100548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 31, 2019, there were 26,781,785 shares of UGI Utilities, Inc. Common Stock, par value $2.25 per share, outstanding, all of which were held, beneficially and of record, by UGI Corporation.

UGI UTILITIES, INC. AND SUBSIDIARIES

- i -

GLOSSARY OF TERMS AND ABBREVIATIONS

Terms and abbreviations used in this Form 10-Q are defined below:

UGI Utilities, Inc. and Related Entities

Company - UGI Utilities or collectively UGI Utilities and its subsidiaries
CPG - UGI Central Penn Gas, Inc., a wholly owned subsidiary of UGI Utilities prior to the Utility Merger
Energy Services - UGI Energy Services, LLC, a wholly owned subsidiary of UGI and affiliate of UGI Utilities
Electric Utility - UGI Utilities’ regulated electric distribution utility
Gas Utility - UGI Utilities’ regulated natural gas distribution businesses, comprising the natural gas utility businesses owned and operated by UGI Utilities and, prior to the Utility Merger, PNG and CPG
PNG - UGI Penn Natural Gas, Inc., a wholly owned subsidiary of UGI Utilities prior to the Utility Merger
UGI - UGI Corporation, parent company of UGI Utilities
UGI Central - The natural gas rate district of CPG subsequent to the Utility Merger
UGI Gas - UGI Utilities’ natural gas utility
UGI North - The natural gas rate district of PNG subsequent to the Utility Merger
UGI South - The natural gas rate district of UGI Gas subsequent to the Utility Merger
UGI Utilities - UGI Utilities, Inc., a wholly owned subsidiary of UGI
Other Terms and Abbreviations
2018 Annual Report - UGI Utilities Annual Report on Form 10-K for the fiscal year ended September 30, 2018

2018 nine-month period - Nine-month period ended June 30, 2018

2018 three-month period - Three-month period ended June 30, 2018

2019 nine-month period - Nine-month period ended June 30, 2019

2019 three-month period - Three-month period ended June 30, 2019
4.55% Senior Notes - A private placement of $150 million principal amount of senior notes issued by UGI Utilities due February 2049
AOCI - Accumulated other comprehensive income (loss)
ASC - Accounting Standards Codification
ASC 605 - ASC 605, “Revenue Recognition”
ASC 606 - ASC 606, “Revenue from Contracts with Customers”
ASC 740 - ASC 740, “Income Taxes”
ASU - Accounting Standards Update
Bcf - Billions of cubic feet
BIE - Pennsylvania Public Utility Commission Bureau of Investigation and Enforcement

COA - Consent order and agreement
Core market - Comprises (1) firm residential, commercial and industrial customers to whom UGI Utilities has a statutory obligation to provide service who purchase their natural gas or electricity from UGI Utilities; and (2) residential, commercial and industrial customers to whom UGI Utilities has a statutory obligation to provide service who purchase their natural gas or electricity from others
DS - Default service
DSIC - Distribution System Improvement Charge
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
PJM - PJM Interconnection, LLC
Retail core-market - Comprises firm residential, commercial and industrial customers to whom UGI Utilities has a statutory obligation to provide service that purchase their natural gas from Gas Utility
SCAA - Storage contract administrative agreements
SEC - U.S. Securities and Exchange Commission

TCJA - Tax Cuts and Jobs Act

UGI Utilities 2019 Credit Agreement - An unsecured revolving credit agreement entered into by UGI Utilities in June 2019 providing for borrowings up to $350 million, including a letter of credit subfacility of up to $100 million

Utility Merger - The merger, effective October 1, 2018, of CPG and PNG with and into UGI Utilities

VEBA - Voluntary Employees’ Beneficiary Association

UGI UTILITIES, INC. AND SUBSIDIARIES
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Thousands of dollars)

	June 30, 2019	September 30, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$3,057	$10,314	$23,181
Restricted cash	4,255	1,190	805
Accounts receivable (less allowances for doubtful accounts of $15,967, $9,760 and $16,261, respectively)	94,106	71,507	107,966
Accounts receivable — related parties	437	2,273	1,682
Accrued utility revenues	14,575	13,977	14,425
Inventories	32,263	52,413	34,663
Prepaid income taxes	127	53,857	41
Regulatory assets	3,549	7,475	2,180
Derivative instruments	851	3,004	1,874
Prepaid expenses	6,754	9,006	10,224
Other current assets	6,702	8,003	8,832
Total current assets	166,676	233,019	205,873
Property, plant and equipment, at cost (less accumulated depreciation of $1,115,273, $1,074,521 and $1,069,070, respectively)	2,709,194	2,541,768	2,430,893
Goodwill	182,145	182,145	182,145
Regulatory assets	297,128	293,527	357,881
Other assets	20,479	16,117	17,233
Total assets	$3,375,622	$3,266,576	$3,194,025
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$8,494	$9,001	$9,474
Short-term borrowings	76,000	189,500	118,500
Accounts payable	44,665	87,861	56,297
Accounts payable — related parties	7,203	9,585	14,385
Regulatory liabilities	51,777	40,131	49,664
Other current liabilities	116,695	114,256	119,196
Total current liabilities	304,834	450,334	367,516
Long-term debt	972,716	828,995	830,982
Deferred income taxes	421,855	400,939	336,035
Pension and postretirement benefit obligations	71,946	81,590	133,235
Regulatory liabilities	324,393	350,044	362,787
Other noncurrent liabilities	66,855	61,386	63,665
Total liabilities	2,162,599	2,173,288	2,094,220
Commitments and contingencies (Note 9)
Common stockholder’s equity:
Common Stock, $2.25 par value (authorized — 40,000,000 shares; issued and outstanding — 26,781,785 shares)	60,259	60,259	60,259
Additional paid-in capital	473,580	473,580	473,580
Retained earnings	705,724	579,778	590,321
Accumulated other comprehensive loss	(26,540)	(20,329)	(24,355)
Total common stockholder’s equity	1,213,023	1,093,288	1,099,805
Total liabilities and stockholder’s equity	$3,375,622	$3,266,576	$3,194,025
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$163,893	$159,934	$916,210	$966,300
Costs and expenses:
Cost of sales — gas and purchased power (excluding depreciation shown below)	61,021	72,537	438,516	481,613
Operating and administrative expenses	56,525	57,656	179,397	175,475
Operating and administrative expenses — related parties	2,861	4,325	11,571	10,780
Depreciation	23,141	21,414	67,956	62,926
Other operating expense (income), net	20	(481)	1,505	(1,618)
	143,568	155,451	698,945	729,176
Operating income	20,325	4,483	217,265	237,124
Pension and other postretirement plans non-service income (expense)	440	(569)	1,247	(1,788)
Interest expense	(12,325)	(10,003)	(36,294)	(32,033)
Income (loss) before income taxes	8,440	(6,089)	182,218	203,303
Income tax (expense) benefit	(1,767)	3,066	(42,797)	(48,839)
Net income (loss)	$6,673	$(3,023)	$139,421	$154,464
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Thousands of dollars)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$6,673	$(3,023)	$139,421	$154,464
Other comprehensive income (loss):
Net losses on derivative instruments (net of tax of $486, $0, $1,225 and $0, respectively)	(1,197)	—	(3,016)	—
Reclassifications of net losses on derivative instruments (net of tax of $(252), $(279), $(755) and $(838), respectively)	620	592	1,859	1,776
Reclassifications of benefit plan actuarial losses and net prior service benefits (net of tax of $(53), $(104), $(161) and $(312), respectively)	132	220	397	660
Other comprehensive (loss) income	(445)	812	(760)	2,436
Comprehensive income (loss)	$6,228	$(2,211)	$138,661	$156,900
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Thousands of dollars)

	Nine Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$139,421	$154,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	67,956	62,926
Deferred income tax expense (benefit), net	10,455	(6,024)
Provision for uncollectible accounts	13,297	16,462
Regulatory liability arising from tax reform	—	24,098
Other, net	2,799	(1,635)
Net change in:
Accounts receivable and accrued utility revenues	(34,658)	(70,726)
Inventories	20,150	18,646
Deferred fuel and power costs, net of changes in unsettled derivatives	(19,311)	39,657
Accounts payable	(9,981)	3,655
Other current assets	61,210	(2,650)
Other current liabilities	3,399	16,725
Net cash provided by operating activities	254,737	255,598
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(267,403)	(217,901)
Net costs of property, plant and equipment disposals	(4,487)	(5,682)
Net cash used by investing activities	(271,890)	(223,583)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of dividends	(15,000)	(45,000)
Decrease in short-term borrowings	(113,500)	(51,500)
Issuances of long-term debt, net of issuance costs	149,211	124,404
Repayments of long-term debt	(7,018)	(44,182)
Other, net	(732)	—
Net cash provided (used) by financing activities	12,961	(16,278)
Cash, cash equivalents and restricted cash (decrease) increase	$(4,192)	$15,737
CASH AND CASH EQUIVALENTS
Cash, cash equivalents and restricted cash at end of period	$7,312	$23,986
Cash, cash equivalents and restricted cash at beginning of period	11,504	8,249
Cash, cash equivalents and restricted cash (decrease) increase	$(4,192)	$15,737
See accompanying notes to condensed consolidated financial statements.

UGI UTILITIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(unaudited)
(Thousands of dollars)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Common stock, $2.25 par value
Balance, beginning of period	$60,259	$60,259	$60,259	$60,259
Balance, end of period	$60,259	$60,259	$60,259	$60,259

Retained earnings
Balance, beginning of period	$704,051	$608,344	$579,778	$480,857
Cumulative effect of change in accounting principle - ASC 606	—	—	(3,926)	—
Reclassification of stranded income tax effects related to TCJA	—	—	5,451	—
Net income (loss)	6,673	(3,023)	139,421	154,464
Cash dividends — Common Stock	(5,000)	(15,000)	(15,000)	(45,000)
Balance, end of period	$705,724	$590,321	$705,724	$590,321

Additional paid-in capital
Balance, beginning of period	$473,580	$473,580	$473,580	$473,580
Balance, end of period	$473,580	$473,580	$473,580	$473,580

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(26,095)	$(25,167)	$(20,329)	$(26,791)
Reclassification of stranded income tax effects related to TCJA	—	—	(5,451)	—
Net losses on derivative instruments	(1,197)	—	(3,016)	—
Reclassifications of net losses on derivative instruments	620	592	1,859	1,776
Reclassifications of benefit plans actuarial losses and net prior service credits	132	220	397	660
Balance, end of period	$(26,540)	$(24,355)	$(26,540)	$(24,355)

Total UGI Utilities common stockholder's equity	$1,213,023	$1,099,805	$1,213,023	$1,099,805
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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the SEC. They include all adjustments that we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2018, Condensed Consolidated Balance Sheet was derived from audited financial statements but does not include all footnote disclosures from the annual financial statements.

These financial statements should be read in conjunction with the Company’s 2018 Annual Report. Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Revenue Recognition. Effective October 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers,” which, as amended, is included in ASC 606. This new accounting guidance supersedes previous revenue recognition requirements in ASC 605. ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted this new accounting guidance using the modified retrospective transition method to those contracts which were not completed as of October 1, 2018. Periods prior to October 1, 2018, have not been restated and continue to be reported in accordance with ASC 605. The Company recorded a $3,926 reduction to opening retained earnings as of October 1, 2018, to reflect the cumulative effect of ASC 606 on certain contracts not complete as of the date of adoption. Although the adoption of ASC 606 did not, and is not expected to, have a material impact on the amount or timing of our revenue recognition and on our consolidated net income, cash flows or financial position, beginning October 1, 2018, certain performance obligations primarily associated with the release of capacity contracts are reflected on a gross, rather than net, basis and revenues from certain other negotiated rate contracts are reflected on a straight-line basis over the length of the contract, rather than as invoiced. The amount of revenues reflected on a gross, rather than net, basis for the three and nine months ended June 30, 2019, was approximately $7,000 and $39,000, respectively, with no impact on net income.

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
Restricted Cash. Restricted cash principally represents those cash balances in our commodity futures brokerage accounts that are restricted from withdrawal. Upon adoption of revised accounting guidance in October 2018 (see Note 3), changes in restricted cash is no longer reflected as a separate investing activity but included in cash, cash equivalents and restricted cash when reconciling the beginning and end of period total amounts in the Company’s Condensed Consolidated Statements of Cash Flows. The guidance required retrospective application, which resulted in adjustments to the previously reported cash flows from investing activities for the nine months ended June 30, 2018, increasing net cash used by investing activities by $2,241.

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

	Cash, Cash Equivalents and Restricted Cash
	June 30, 2019	June 30, 2018	September 30, 2018	September 30, 2017
Cash and cash equivalents	$3,057	$23,181	$10,314	$5,203
Restricted cash	4,255	805	1,190	3,046
Cash, cash equivalents and restricted cash	$7,312	$23,986	$11,504	$8,249

Derivative Instruments. Derivative instruments are reported on the Condensed Consolidated Balance Sheets at their fair values, unless the NPNS exception is elected. The accounting for changes in fair value depends upon the purpose of the derivative instrument, whether it is subject to regulatory ratemaking mechanisms or if it qualifies and is designated as a hedge for accounting purposes.
Gains and losses on substantially all of the derivative instruments used by UGI Utilities to hedge commodity prices (for which NPNS has not been elected) are included in regulatory assets and liabilities because it is probable such gains or losses will be recoverable from or refundable to customers. From time to time we enter into derivative instruments that qualify and are designated as cash flow hedges. For cash flow hedges, changes in the fair values of the derivative financial instruments are recorded in AOCI, to the extent effective at offsetting changes in the hedged item, until earnings are affected by the hedged item. We discontinue cash flow hedge accounting if occurrence of the forecasted transaction is determined to be no longer probable. Hedge accounting is also discontinued for derivatives that cease to be highly effective. Certain other commodity derivative financial instruments, although generally effective as hedges, do not qualify for hedge accounting treatment. Changes in the fair values of these derivative instruments are reflected in net income. Cash flows from derivative financial instruments are included in cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.
For a more detailed description of the derivative instruments we use, our accounting for derivatives, our objectives for using them and other information, see Note 12.
Income Taxes. Our results for the three and nine months ended June 30, 2018 were significantly affected by the enactment of the TCJA. For additional information regarding the effects of the TCJA and associated regulatory effects, see Notes 6 and 7.
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

Reclassifications. Certain amounts for the three and nine months ended June 30, 2018, have been reclassified as a result of the adoption of revised accounting guidance pertaining to certain net periodic pension and other postretirement benefit costs and restricted cash (see Note 3). In addition, certain other prior-period amounts have been reclassified to conform to the current-period presentation.

Note 3 — Accounting Changes
New Accounting Standards Adopted Effective October 1, 2018

Revenue Recognition. Effective October 1, 2018, the Company adopted new accounting guidance regarding revenue recognition. See Notes 2 and 4 for a detailed description of the impact of the new guidance and related disclosures.

Cloud Computing Implementation Costs. In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The new guidance requires a customer in a cloud computing arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. These deferred implementation costs are expensed over the fixed, noncancelable term of the

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

service arrangement plus any reasonably certain renewal periods. The new guidance also requires the entity to present the expense related to the capitalized implementation costs in the same income statement line as the hosting service fees; to classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments for hosting service fees; and to present the capitalized implementation costs in the balance sheet in the same line item in which prepaid hosting service fees are presented. The new guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted this ASU effective October 1, 2018, and applied the guidance prospectively to all implementation costs associated with cloud computing arrangements that are service contracts incurred beginning October 1, 2018. The adoption of the new guidance did not have a material impact on our results of operations for the three and nine months ended June 30, 2019.

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

The guidance became effective for the Company beginning October 1, 2018, with retrospective adoption for the presentation of pension and postretirement expense on the income statement and a prospective adoption for capitalization. The Company’s Condensed Consolidated Statement of Income for the three and nine months ended June 30, 2018, has been recast to reflect the retrospective adoption for the presentation of the non-service cost component of net periodic pension and other postretirement benefit costs, net of estimated amounts capitalized, as “Pension and other postretirement plans non-service income (expense)” on the Condensed Consolidated Statements of Income. Previously, the non-service cost components were reflected in “Operating and administrative expenses.”

The amount of income (expense) comprising the non-service cost components of our pension and postretirement benefit plans, net of amounts capitalized, presented in "Pension and other postretirement plans non-service income (expense)” on the Condensed Consolidated Statements of Income, totaled $440 and $1,247, respectively, for the three and nine months ended June 30, 2019 and $(569) and $(1,788), respectively, for the three and nine months ended June 30, 2018.

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

Accounting Standards Not Yet Adopted

Pension and Other Postretirement Benefit Costs Disclosures. In August 2018, the FASB issued ASU No. 2018-14, “Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The amendments in this ASU are effective for interim and annual periods beginning October 1, 2020 (Fiscal 2021). The guidance shall be adopted

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

retrospectively for all periods presented in the financial statements. Early adoption is permitted. The Company expects to adopt the new guidance in the fourth quarter of Fiscal 2019. The adoption of the new guidance is not expected to have a material impact on the Company’s financial statements.

Fair Value Measurements Disclosures. In August 2018, the FASB issued ASU No. 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amendments in this ASU are effective for annual periods beginning October 1, 2020 (Fiscal 2021). The guidance regarding removing and modifying disclosures will be adopted on a retrospective basis and the guidance regarding new disclosures will be adopted on a prospective basis. Early adoption is permitted. The Company expects to adopt the new guidance in the fourth quarter of Fiscal 2019. The adoption of the new guidance is not expected to have a material impact on the Company’s financial statements.

Derivatives and Hedging. In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU amends and simplifies existing guidance to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The amendments in this ASU are effective for the Company for interim and annual periods beginning October 1, 2019 (Fiscal 2020). Early adoption is permitted. For cash flow and net investment hedges as of the adoption date, the guidance requires a modified retrospective approach. The amended presentation and disclosure guidance is required prospectively. The Company expects to adopt the new guidance in the first quarter of Fiscal 2020. The adoption of the new guidance is not expected to have a material impact on the Company’s financial statements.

Credit Losses. In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU requires entities to estimate lifetime expected credit losses for financial instruments not measured at fair value through net income, including trade and other receivables, net investments in leases, financial receivables, debt securities, and other financial instruments, which may result in earlier recognition of credit losses. Further, the new current expected credit loss model may affect how entities estimate their allowance for loss for receivables that are current with respect to their payment terms. ASU 2016-13 is effective for the Company for interim and annual periods beginning October 1, 2020 (Fiscal 2021). Early adoption is permitted. The Company is in the process of assessing the impact on its financial statements from the adoption of the new guidance and determining the period in which the new guidance will be adopted.

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
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers or cash receipts. Contract assets represent our right to consideration after the performance obligations have been satisfied when such right is conditioned on something other than the passage of time. Contract assets were not material at June 30, 2019. All of our receivables are unconditional rights to consideration and are included in “Accounts receivable” and “Accrued utility revenues” on the Condensed Consolidated Balance Sheets. Amounts billed are generally due within the following month.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $6,915 and $5,897 at June 30, 2019 and October 1, 2018, respectively, and are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets. Revenue recognized for the nine months ended June 30, 2019 from the amount included in contract liabilities at October 1, 2018 was not material.
Revenue Disaggregation
The following table presents our disaggregated revenues by reportable segment for the three and nine months ended June 30, 2019:

	Three Months Ended June 30, 2019			Nine Months Ended June 30, 2019
	Total	Gas Utility	Electric Utility	Total	Gas Utility	Electric Utility
Revenues from contracts with customers:
Core Market:
Residential	$78,103	$66,390	$11,713	$494,110	$445,675	$48,435
Commercial & industrial	34,274	28,717	5,557	202,534	184,504	18,030
Large delivery service	27,857	27,857	—	111,442	111,442	—
Off-system sales and capacity releases	14,115	14,115	—	98,649	98,649	—
Other (a)	8,992	6,810	2,182	7,717	970	6,747
Total revenues from contracts with customers	163,341	143,889	19,452	914,452	841,240	73,212
Other revenues (b)	552	552	—	1,758	1,758	—
Total revenues	$163,893	$144,441	$19,452	$916,210	$842,998	$73,212

(a)
Gas Utility includes an unallocated negative surcharge revenue increase (reduction) of $3,299 and $(11,325) for the three and nine months ended June 30, 2019, respectively, as a result of a PAPUC Order issued May 17, 2018, related to the TCJA (see Note 7).

(b)	Represents certain revenues not from contracts with customers that are not within the scope of ASC 606 and accounted for in accordance with other GAAP.

Remaining Performance Obligations
The Company has elected to use practical expedients as allowed in ASC 606 to exclude disclosures related to the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied for core market customers and off-system sales and capacity releases as of the end of the reporting period because these contracts have an initial expected term of one year or less. Certain contracts with large delivery service customers contain minimum future performance obligations through 2053. At June 30, 2019, the Company expects to record approximately $193,000 of revenues related to the minimum future performance obligations over the remaining terms of the related contracts.
Note 5 — Inventories
Inventories comprise the following:

	June 30, 2019	September 30, 2018	June 30, 2018
Gas Utility natural gas	$15,465	$37,287	$18,608
Materials, supplies and other	16,798	15,126	16,055
Total inventories	$32,263	$52,413	$34,663

At June 30, 2019, UGI Utilities was party to four principal SCAAs with terms of up to three years. All four of the SCAAs were with Energy Services (see Note 14). Pursuant to the SCAAs, UGI Utilities has, among other things, released certain natural gas storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated natural gas storage

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the terms of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished for which UGI Utilities has the rights), are included in the caption “Gas Utility natural gas” in the table above.
The carrying values of gas storage inventories released under the SCAAs at June 30, 2019, September 30, 2018 and June 30, 2018, comprising 3.3 bcf, 9.0 bcf and 4.7 bcf of natural gas, were $8,234, $23,136 and $11,944, respectively. At June 30, 2019, September 30, 2018 and June 30, 2018, UGI Utilities held a total of $7,640, $13,840 and $13,840, respectively, of security deposits received from its SCAA counterparties. These amounts are included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
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
In accordance with GAAP as determined by ASC 740, we are required to record the effects of tax law changes in the period enacted. As further discussed below, our results for the three and nine months ended June 30, 2018, contained provisional estimates of the impact of the TCJA. These amounts were considered provisional because they used estimates for which tax returns had not yet been filed and because estimated amounts could have been impacted by future regulatory and accounting guidance if and when issued. We adjusted provisional amounts as further information became available and as we refined our calculations. As permitted by SEC Staff Bulletin No. 118, these adjustments occurred during the reasonable “measurement period” defined as twelve months from the date of enactment. During the three months ended December 31, 2018, adjustments to provisional amounts recorded in prior periods were not material.

As a result of the TCJA, during the three months ended December 31, 2017, we reduced our net deferred income tax liabilities by $223,660 due to the remeasurement of existing federal deferred income tax assets and liabilities from 35% to 21%. Because a significant amount of the reduction related to our regulated utility plant assets, most of the reduction to our deferred income taxes was not recognized immediately in income tax expense. During the nine months ended June 30, 2018, the amount of the reduction in deferred income taxes that reduced income tax expense totaled $9,254.

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

For the three and nine months ended June 30, 2019 and 2018, we included the estimated impacts of the TCJA in determining our estimated annual effective income tax rates. We were subject to a blended U.S. federal tax rate of 24.5% for Fiscal 2018 because our fiscal year contained the effective date of the rate change from 35% to 21%. We are subject to a 21% U.S. federal tax rate in Fiscal 2019. As a result, our annual effective tax rates used for the three and nine months ended June 30, 2019 were based upon a federal income tax rate of 21%, and our annual effective tax rates used for the three and nine months ended June 30, 2018, were based upon a federal income tax rate of 24.5%. Our estimated annual effective tax rate was not impacted by any regulatory action taken by the PAPUC.

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

	June 30, 2019	September 30, 2018	June 30, 2018
Regulatory assets:
Income taxes recoverable	$123,901	$110,129	$130,024
Underfunded pension and postretirement plans	81,791	87,106	132,239
Environmental costs	56,561	58,836	59,808
Removal costs, net	29,339	32,025	30,987
Other	9,085	12,906	7,003
Total regulatory assets	$300,677	$301,002	$360,061
Regulatory liabilities:
Postretirement benefits	$16,481	$17,781	$16,895
Deferred fuel and power refunds	12,416	36,723	44,500
State tax benefits — distribution system repairs	25,176	22,611	20,677
PAPUC temporary rates order	25,414	24,430	24,098
Excess federal deferred income taxes	282,735	285,221	301,151
Other	13,948	3,409	5,130
Total regulatory liabilities	$376,170	$390,175	$412,451

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

Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized (losses) gains on such contracts at June 30, 2019, September 30, 2018, and June 30, 2018, were $(2,141), $2,856 and $1,863, respectively.

PAPUC temporary rates order. On May 17, 2018, the PAPUC ordered each regulated utility currently not in a general base rate case proceeding, including UGI Gas, PNG and CPG, to reduce their rates to credit customers any tax savings as a result of TCJA through the establishment of a negative surcharge applied to bills rendered on or after July 1, 2018. In accordance with the terms of the temporary rates order, the initial temporary negative surcharge was reconciled at the end of Fiscal 2018 to reflect the difference in the amount of bill credit received by customers and the amount of benefits received by the Company through the fiscal year end period and updated negative surcharges were placed in effect on January 1, 2019 at rates of 4.71%, 2.87% and 6.34%, respectively, for the UGI South, UGI North and UGI Central rate districts (as described below). These negative surcharges will remain in place until the effective date of new rates established in Gas Utility’s current general base rate proceeding filed January 28, 2019.
In its May 17, 2018 Order, the PAPUC also required Pennsylvania utilities to establish a regulatory liability for tax benefits that accrued during the period January 1, 2018 through June 30, 2018, resulting from the reduced federal tax rate. The rate treatment of this regulatory liability is addressed in Gas Utility’s base rate proceeding filed January 28, 2019 (see “Base Rate Filings” below). In its initial filing, Gas Utility has proposed a 4.5% negative surcharge applicable to all customer distribution service bills to return $24,029 of tax benefits experienced by UGI Utilities over the period January 1, 2018 to June 30, 2018, plus applicable interest, thereby satisfying a requirement to make a proposal for distributing those benefits within three years of the May 17, 2018, Order.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

As proposed, the negative surcharge would become effective for a twelve-month period beginning on the effective date of the new base rates.
For Pennsylvania utilities that were in a general base rate proceeding, including Electric Utility, no negative surcharge applied. The tax benefits that accrued during the period January 1, 2018 through October 26, 2018, the date before Electric Utility’s base rate case became effective (see below), were refunded to Electric Utility ratepayers through a one-time bill credit.

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
Other Regulatory Matters

Utility Merger. On March 8, 2018 and March 13, 2018, UGI Utilities filed merger authorization requests with the PAPUC and MDPSC, respectively, to merge PNG and CPG into UGI Utilities. After receiving all necessary FERC, MDPSC, and PAPUC approvals, CPG and PNG were merged with and into UGI Utilities, effective October 1, 2018. Consistent with the MDPSC order issued July 25, 2018, and the PAPUC order issued September 26, 2018, the former CPG, PNG and UGI Utilities, Inc. Gas Division service territories became the UGI Central, UGI North and UGI South rate districts of the UGI Utilities, Inc. Gas Division, respectively, without any ratemaking change. UGI Utilities’ obligations under the settlement approved by the PAPUC include various non-monetary conditions requiring UGI Utilities to maintain separate accounting-type schedules for limited future ratemaking purposes.

Base Rate Filings. On January 28, 2019, Gas Utility filed a request with the PAPUC to increase its operating revenues for residential, commercial and industrial customers by $71,090 annually. The requested rate increase applies to the consolidated UGI Central, UGI North and UGI South rate districts. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service and fund new programs designed to promote and reward customers’ efforts to increase efficient use of natural gas. Additionally, Gas Utility has proposed a 4.5% negative surcharge applicable to all customer distribution service bills to return $24,029 of tax benefits experienced by UGI Utilities over the period January 1, 2018 to June 30, 2018, plus applicable interest. As proposed, the negative surcharge would become effective for a twelve-month period beginning on the effective date of the new base rates. Gas Utility requested that the new gas rates become effective March 29, 2019. The PAPUC entered an Order dated February 28, 2019, suspending the effective date for the rate increase to allow for investigation and public hearings. On July 22, 2019, a Joint Petition for Approval of Settlement of all issues supported by all active parties was filed with the PAPUC. The Joint Petition is subject to receipt of a recommended decision by a PAPUC administrative law judge and an order of the PAPUC approving the settlement. Unless the PAPUC issues a final order prior to the end of the statutory suspension period, October 28, 2019, the initial proposed rate increase will become effective the next day, subject to refund and a subsequent PAPUC order. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

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

Manor Township, Pennsylvania Natural Gas Incident Complaint. In connection with a July 2, 2017, explosion in Manor Township, Lancaster County, Pennsylvania, that resulted in the death of one Company employee and injuries to two Company employees and one sewer authority employee, and destroyed two residences and damaged several other homes, BIE filed a formal complaint at the PAPUC in which BIE alleged that the Company committed multiple violations of federal and state gas pipeline regulations in connection with its emergency response leading up to the explosion, and it requested that the PAPUC order the Company to pay approximately $2,100 in civil penalties, which is the maximum allowable fine. On November 16, 2018, the Company filed its formal written answer contesting the BIE complaint. The matter remains pending before the PAPUC. See additional discussion in Note 9.

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

On June 27, 2019, UGI Utilities entered into the UGI Utilities 2019 Credit Agreement with a group of banks providing for borrowings up to $350,000 (including a $100,000 sublimit for letters of credit). The Company may request an increase in the amount of loan commitments under the UGI Utilities 2019 Credit Agreement to a maximum aggregate amount of $150,000. Concurrently with entering into the UGI Utilities 2019 Credit Agreement, the Company terminated its existing $450,000 revolving credit agreement dated March 27, 2015. Under the UGI Utilities 2019 Credit Agreement, UGI Utilities may borrow at various prevailing market interest rates, including LIBOR and the banks’ prime rate, plus a margin. The margin on such borrowings ranges from 0.0% to 1.75% and is based upon the credit ratings of certain indebtedness of UGI Utilities. The UGI Utilities 2019 Credit Agreement requires UGI Utilities not to exceed a ratio of Consolidated Debt to Consolidated Total Capital, as defined, of 0.65 to 1.0. The UGI Utilities 2019 Credit Agreement is currently scheduled to expire in June 2020, but will be extended to June 2024 if on or before June 25, 2020, UGI Utilities satisfies certain requirements relating to approval by the PAPUC. UGI Utilities is currently seeking such PAPUC approval.

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
Prior to the Utility Merger, each of UGI Utilities and its subsidiaries, CPG and PNG, were subject to COAs with the PADEP to address the remediation of specified former MGP sites in Pennsylvania. In accordance with the COAs, as amended to recognize the Utility Merger, UGI Utilities, as the successor to CPG and PNG, is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs and in the case of one COA, an additional obligation to plug specific natural gas wells, or make expenditures for such activities in an amount equal to an annual environmental cost cap (i.e. minimum expenditure threshold). The cost cap of the three COAs, in the aggregate, is

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

$5,350. The three COAs are currently scheduled to terminate at the end of 2031, 2020 and 2020. At June 30, 2019, September 30, 2018 and June 30, 2018, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the COAs totaled $47,560, $50,970, and $52,231, respectively. UGI Utilities has recorded associated regulatory assets for these costs because recovery of these costs from customers is probable (see Note 7).

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

From time to time, UGI Utilities is notified of sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by UGI Utilities or owned or operated by a former subsidiary. Such parties generally investigate the extent of environmental contamination or perform environmental remediation. Management believes that, under applicable law, UGI Utilities should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by a former subsidiary of UGI Utilities if a court were to conclude that (1) the subsidiary’s separate corporate form should be disregarded, or (2) UGI Utilities should be considered to have been an operator because of its conduct with respect to its subsidiary’s MGP. At June 30, 2019, September 30, 2018 and June 30, 2018, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Utilities’ MGP sites outside Pennsylvania was material.

Other Matters

Manor Township, Pennsylvania Natural Gas Explosion. On July 2, 2017, an explosion occurred in Manor Township, Pennsylvania which resulted in the death of one Company employee and injuries to two other Company employees and an employee of the local sewer authority, and significant property damage. Prior to the tolling of the statute of limitations on July 2, 2019, the Company received lawsuits alleging that the Company and other unrelated parties are responsible for the value of property damage resulting from the explosion. The Company also resolved a number of claims through settlement. On the regulatory side, on February 25, 2019, the NTSB issued a Pipeline Accident Brief of its investigation into the incident, in which it concluded that the explosion resulted from gas that migrated from an incorrectly installed mechanical tapping tee connecting the Company’s distribution main and service line to the home that exploded. In its report, the NTSB also restated its four recommendations that it issued in a June 25, 2018 preliminary report concerning the mechanical tapping tee manufacturer’s installation instructions and the oversight of mechanical tapping tees by the Pipeline and Hazardous Materials Safety Administration. With the issuance of the NTSB report, the one remaining regulatory matter arising from the incident is the BIE formal complaint before the PAPUC in which the BIE alleged that the Company committed multiple violations of federal and state gas pipeline regulations in connection with its emergency response leading up to the explosion and requested that the PAPUC order the Company to pay approximately $2,100 in civil penalties, which is the maximum allowable fine. On November 16, 2018, the Company filed its formal written answer contesting the BIE complaint.
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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

The service cost component of our pension and other postretirement plans, net of amounts capitalized, are reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income. The non-service cost component, net of amounts capitalized, are reflected in “Pension and other postretirement plans non-service income (expense)” on the Condensed Consolidated Statements of Income. Net periodic pension expense and other postretirement benefit costs include the following components:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30,	2019	2018	2019	2018
Service cost	$1,637	$1,882	$31	$66
Interest cost	6,050	5,766	109	111
Expected return on assets	(8,140)	(7,776)	(185)	(178)
Amortization of:
Prior service cost (benefit)	63	61	(109)	(110)
Actuarial loss	1,721	2,984	17	23
Net benefit cost (benefit)	1,331	2,917	(137)	(88)
Change in associated regulatory liabilities	—	—	(343)	(122)
Net benefit cost (benefit) after change in regulatory liabilities	$1,331	$2,917	$(480)	$(210)

	Pension Benefits		Other Postretirement Benefits
Nine Months Ended June 30,	2019	2018	2019	2018
Service cost	$4,912	$5,644	$94	$200
Interest cost	18,151	17,300	327	335
Expected return on assets	(24,420)	(23,330)	(554)	(532)
Amortization of:
Prior service cost (benefit)	188	187	(327)	(330)
Actuarial loss	5,162	8,952	51	71
Net benefit cost (benefit)	3,993	8,753	(409)	(256)
Change in associated regulatory liabilities	—	—	(1,028)	(368)
Net benefit cost (benefit) after change in regulatory liabilities	$3,993	$8,753	$(1,437)	$(624)

Pension Plan assets are held in trust and consist principally of publicly traded, diversified equity and fixed income mutual funds and, to a much lesser extent, UGI Common Stock. It is our general policy to fund amounts for Pension Plan benefits equal to at least the minimum contribution required by ERISA. From time to time we may, at our discretion, contribute additional amounts. During the nine months ended June 30, 2019 and 2018, the Company made cash contributions to the Pension Plan of $8,234 and $10,079, respectively. The Company expects to make additional cash contributions of approximately $3,000 to the Pension Plan during the remainder of Fiscal 2019.

UGI Utilities has established a VEBA trust to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs, if any. The difference between such cash deposits or expense recorded and the amounts included in UGI Gas’ and Electric Utility’s rates, if any, is deferred for future recovery from, or refund to, ratepayers. There were no required contributions to the VEBA during the nine months ended June 30, 2019 and 2018.

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
(Thousands of dollars, except where indicated otherwise)

Note 11 — Fair Value Measurements

Derivative Instruments

The following table presents, on a gross basis, our derivative assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
June 30, 2019:
Assets:
Commodity contracts	$944	$—	$—	$944
Liabilities:
Commodity contracts	$(3,116)	$—	$—	$(3,116)
Interest rate contracts	$—	$(4,211)	$—	$(4,211)
September 30, 2018:
Assets:
Commodity contracts	$3,154	$—	$—	$3,154
Interest rate contracts	$—	$30	$—	$30
Liabilities:
Commodity contracts	$(146)	$—	$—	$(146)
June 30, 2018:
Assets:
Commodity contracts	$2,097	$—	$—	$2,097
Liabilities:
Commodity contracts	$(101)	$—	$—	$(101)

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

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2). The carrying amount and estimated fair value of our long-term debt (including current maturities but excluding unamortized debt issuance costs) at June 30, 2019, September 30, 2018 and June 30, 2018 were as follows:

	June 30, 2019	September 30, 2018	June 30, 2018
Carrying amount	$985,876	$842,130	$844,672
Estimated fair value	$1,050,749	$826,470	$858,960

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

Commodity Price Risk

Gas Utility’s tariffs contain clauses that permit recovery of all prudently incurred costs of natural gas it sells to retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. As permitted and agreed to by the PAPUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses NYMEX natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At June 30, 2019, September 30, 2018 and June 30, 2018, the volumes of natural gas associated with Gas Utility’s unsettled NYMEX natural gas futures and option contracts totaled 16.5 million dekatherms, 23.2 million dekatherms and 16.8 million dekatherms, respectively. At June 30, 2019, the maximum period over which Gas Utility is economically hedging natural gas market price risk is 15 months. Gains and losses on Gas Utility natural gas futures contracts and natural gas option contracts are recorded in regulatory assets or liabilities on the Condensed Consolidated Balance Sheets because it is probable such gains or losses will be recoverable from, or refundable to, customers through the PGC recovery mechanism (see Note 7).

Electric Utility’s DS tariffs permit the recovery of all prudently incurred costs of electricity it sells to DS customers, including the cost of financial instruments used to hedge electricity costs. Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. At June 30, 2019, September 30, 2018 and June 30, 2018, all Electric Utility forward electricity purchase contracts were subject to the NPNS exception.

In order to reduce operating expense volatility, UGI Utilities from time to time enters into NYMEX gasoline futures contracts for a portion of gasoline volumes expected to be used in the operation of its vehicles and equipment. At June 30, 2019, September 30, 2018 and June 30, 2018, the total volumes associated with gasoline futures contracts were not material.

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

As of June 30, 2019, September 30, 2018 and June 30, 2018, we had no unsettled IRPAs. At June 30, 2019, the amount of net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is approximately $3,500.

Derivative Instrument Credit Risk

Our commodity exchange-traded futures contracts generally require cash deposits in margin accounts. At June 30, 2019, September 30, 2018 and June 30, 2018, restricted cash in brokerage accounts totaled $4,255, $1,190 and $805, respectively.

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

Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities, as well as the effects of offsetting:

	June 30, 2019	September 30, 2018	June 30, 2018
Derivative assets:
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$30	$—
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	944	3,002	1,963
Derivatives not designated as hedging instruments:
Commodity contracts	—	152	134
Total derivative assets — gross	944	3,184	2,097
Gross amounts offset in the balance sheet	(19)	(146)	(101)
Total derivative assets — net (a)	$925	$3,038	$1,996

Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	$(4,211)	$—	$—
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(3,085)	(146)	(101)
Derivatives not designated as hedging instruments:
Commodity contracts	(31)	—	—
Total derivative liabilities — gross	(7,327)	(146)	(101)
Gross amounts offset in the balance sheet	19	146	101
Total derivative liabilities — net (a)	$(7,308)	$—	$—

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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

Effects of Derivative Instruments

The following table provides information on the effects of derivative instruments not subject to ratemaking mechanisms on the Condensed Consolidated Statements of Income and changes in AOCI for the three and nine months ended June 30, 2019 and 2018:

	Loss Recognized in AOCI		Loss Reclassified from AOCI into Income		Location of Loss Reclassified from AOCI into Income
Three Months Ended June 30,	2019	2018	2019	2018
Cash Flow Hedges:
Interest rate contracts	$(1,683)	$—	$(872)	$(871)	Interest expense

	Gain Recognized in Income		Location of Gain Recognized in Income
Three Months Ended June 30,	2019	2018
Derivatives Not Subject to PGC and DS Mechanisms:
Commodity contracts	$10	$37	Operating and administrative expenses

	Loss Recognized in AOCI		Loss Reclassified from AOCI into Income		Location of Loss Reclassified from AOCI into Income
Nine Months Ended June 30,	2019	2018	2019	2018
Cash Flow Hedges:
Interest rate contracts	$(4,241)	$—	$(2,614)	$(2,614)	Interest expense

	(Loss) Gain Recognized in Income		Location of (Loss) Gain Recognized in Income
Nine Months Ended June 30,	2019	2018
Derivatives Not Subject to PGC and DS Mechanisms:
Commodity contracts	$(257)	$198	Operating and administrative expenses

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

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

Note 13 — Accumulated Other Comprehensive Income

The tables below present changes in AOCI, net of tax, during the three and nine months ended June 30, 2019 and 2018:

Three Months Ended June 30, 2019	Postretirement Benefit Plans	Derivative Instruments	Total
AOCI — March 31, 2019	$(6,367)	$(19,728)	$(26,095)
Net losses on interest rate contract	—	(1,197)	(1,197)
Reclassifications of benefit plan actuarial losses and net prior service benefits	132	—	132
Reclassifications of net losses on IRPAs	—	620	620
AOCI — June 30, 2019	$(6,235)	$(20,305)	$(26,540)

Three Months Ended June 30, 2018	Postretirement Benefit Plans	Derivative Instruments	Total
AOCI — March 31, 2018	$(8,555)	$(16,612)	$(25,167)
Reclassifications of benefit plan actuarial losses and net prior service benefits	220	—	220
Reclassifications of net losses on IRPAs	—	592	592
AOCI — June 30, 2018	$(8,335)	$(16,020)	$(24,355)

Nine Months Ended June 30, 2019	Postretirement Benefit Plans	Derivative Instruments	Total
AOCI — September 30, 2018	$(4,920)	$(15,409)	$(20,329)
Net losses on interest rate contract	—	(3,016)	(3,016)
Reclassifications of benefit plan actuarial losses and net prior service benefits	397	—	397
Reclassifications of net losses on IRPAs	—	1,859	1,859
Reclassification of stranded income tax effects related to TCJA	(1,712)	(3,739)	(5,451)
AOCI — June 30, 2019	$(6,235)	$(20,305)	$(26,540)

Nine Months Ended June 30, 2018	Postretirement Benefit Plans	Derivative Instruments	Total
AOCI — September 30, 2017	$(8,995)	$(17,796)	$(26,791)
Reclassifications of benefit plan actuarial losses and net prior service benefits	660	—	660
Reclassifications of net losses on IRPAs	—	1,776	1,776
AOCI — June 30, 2018	$(8,335)	$(16,020)	$(24,355)

Note 14 — Related Party Transactions

UGI provides certain financial and administrative services to UGI Utilities. UGI bills UGI Utilities monthly for all direct expenses incurred by UGI on behalf of UGI Utilities and an allocated share of indirect corporate expenses incurred or paid with respect to services provided to UGI Utilities. The allocation of indirect UGI corporate expenses to UGI Utilities utilizes a weighted, three-component formula comprising revenues, operating expenses and net assets employed and considers UGI Utilities’ relative percentage of such items to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. Management believes that this allocation method is reasonable and equitable to UGI Utilities and this allocation method has been accepted by the PAPUC in past rate case proceedings and management audits as a reasonable method of allocating such expenses. UGI Utilities also engages in other services with various other affiliates pursuant to arrangements authorized by the PAPUC using similar allocation or market-based pricing methods. These billed expenses are classified as “Operating and administrative expenses — related parties” in the Condensed Consolidated Statements of Income. In addition, UGI Utilities provides limited administrative services to UGI and certain of UGI’s subsidiaries under PAPUC affiliated interest agreements. Amounts billed to these entities by UGI Utilities totaled $1,536 and $1,665 during the three months ended June 30, 2019 and 2018, respectively, and $4,228 and $4,070 during the nine months ended June 30, 2019 and 2018, respectively.

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

UGI Utilities is a party to SCAAs with Energy Services which have terms of up to three years. At June 30, 2019, UGI Utilities was a party to four SCAAs with Energy Services, and, during the periods covered by the financial statements, was a party to other SCAAs with Energy Services. Under the SCAAs, UGI Utilities has, among other things, released certain natural gas storage and transportation contracts (subject to recall for operational purposes) to Energy Services for the terms of the SCAAs. UGI Utilities also transferred certain associated natural gas storage inventories upon the commencement of the SCAAs, receives a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. UGI Utilities incurred costs associated with Energy Services’ SCAAs totaling $7,045 and $8,114 during the three months ended June 30, 2019 and 2018, respectively, and $10,314 and $11,394 during the nine months ended June 30, 2019 and 2018, respectively. Energy Services, in turn, provides a firm delivery service and makes certain payments to UGI Utilities for its various obligations under the SCAAs. These payments totaled $784 and $701 during the three months ended June 30, 2019 and 2018, respectively, and $2,303 and $2,127 during the nine months ended June 30, 2019 and 2018, respectively. In conjunction with the SCAAs, UGI Utilities received security deposits from Energy Services. The amounts of such security deposits, which are included in “Other current liabilities” on the Condensed Consolidated Balance Sheets, at June 30, 2019 was $7,640 and at September 30, 2018 and June 30, 2018, was $11,040.

UGI Utilities reflects the historical cost of the natural gas storage inventories and any exchange receivable from Energy Services (representing amounts of natural gas inventories used but not yet replenished by Energy Services) in “Inventories” on the Condensed Consolidated Balance Sheets. At June 30, 2019, September 30, 2018 and June 30, 2018, the carrying values of these gas storage inventories, comprising approximately 3.3 bcf, 6.7 bcf and 3.6 bcf of natural gas, were $8,234, $17,701 and $9,294, respectively.

UGI Utilities has gas supply and delivery service agreements with Energy Services pursuant to which Energy Services provides certain gas supply and related delivery service to Gas Utility primarily during the heating-season months of November through March. The aggregate amount of these transactions (exclusive of transactions pursuant to the SCAAs) during the three months ended June 30, 2019 and 2018 totaled $3,222 and $5,828, respectively, and during the nine months ended June 30, 2019 and 2018 totaled $93,579 and $87,782, respectively.

From time to time, UGI Utilities sells natural gas or pipeline capacity to Energy Services. During the three months ended June 30, 2019 and 2018, revenues associated with such sales to Energy Services totaled $10,041 and $11,582, respectively. During the nine months ended June 30, 2019 and 2018, revenues associated with such sales to Energy Services totaled $57,467 and $93,974, respectively. Also from time to time, UGI Utilities purchases natural gas and pipeline capacity from Energy Services (in addition to those transactions already described above) and purchases a firm storage service from UGI Storage Company, a subsidiary of Energy Services, under one-year agreements. During the three months ended June 30, 2019 and 2018, such purchases totaled $16,568 and $19,429, respectively. During the nine months ended June 30, 2019 and 2018, such purchases totaled $107,245 and $140,455, respectively.

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
The accounting policies of our reportable segments are the same as those described in Note 2 of the Company’s 2018 Annual Report. Our Chief Operating Decision Maker evaluates the performance of our Gas Utility and Electric Utility segments principally based upon their income before income taxes. Financial information by business segment follows:

		Reportable Segments
Three Months Ended June 30, 2019	Total	Gas Utility	Electric Utility
Revenues	$163,893	$144,441	$19,452
Cost of sales	$61,021	$51,626	$9,395
Depreciation	$23,141	$21,612	$1,529
Operating income	$20,325	$18,592	$1,733
Pension and other postretirement plans non-service income	$440	$387	$53
Interest expense	$(12,325)	$(11,522)	$(803)
Income before income taxes	$8,440	$7,457	$983
Capital expenditures (including the effects of accruals)	$84,451	$79,272	$5,179

		Reportable Segments
Three Months Ended June 30, 2018	Total	Gas Utility	Electric Utility
Revenues	$159,934	$138,597	$21,337
Cost of sales	$72,537	$60,837	$11,700
Depreciation	$21,414	$20,011	$1,403
Operating income (a)	$4,483	$3,126	$1,357
Pension and other postretirement plans non-service expense (a)	$(569)	$(498)	$(71)
Interest expense	$(10,003)	$(9,829)	$(174)
(Loss) income before income taxes	$(6,089)	$(7,201)	$1,112
Capital expenditures (including the effects of accruals)	$79,704	$76,546	$3,158

		Reportable Segments
Nine Months Ended June 30, 2019	Total	Gas Utility	Electric Utility
Revenues	$916,210	$842,998	$73,212
Cost of sales	$438,516	$398,910	$39,606
Depreciation	$67,956	$63,554	$4,402
Operating income	$217,265	$208,756	$8,509
Pension and other postretirement plans non-service income	$1,247	$1,094	$153
Interest expense	$(36,294)	$(34,362)	$(1,932)
Income before income taxes	$182,218	$175,488	$6,730
Capital expenditures (including the effects of accruals)	$232,569	$221,112	$11,457

As of June 30, 2019
Total assets	$3,375,622	$3,191,316	$184,306
Goodwill	$182,145	$182,145	$—

UGI UTILITIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Thousands of dollars, except where indicated otherwise)

		Reportable Segments
Nine Months Ended June 30, 2018	Total	Gas Utility	Electric Utility
Revenues	$966,300	$894,535	$71,765
Cost of sales	$481,613	$440,726	$40,887
Depreciation	$62,926	$58,787	$4,139
Operating income (a)	$237,124	$232,049	$5,075
Pension and other postretirement plans non-service expense (a)	$(1,788)	$(1,565)	$(223)
Interest expense	$(32,033)	$(31,221)	$(812)
Income before income taxes	$203,303	$199,263	$4,040
Capital expenditures (including the effects of accruals)	$206,492	$196,751	$9,741

As of June 30, 2018
Total assets	$3,194,025	$3,008,441	$185,584
Goodwill	$182,145	$182,145	$—

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

UGI UTILITIES, INC. AND SUBSIDIARIES

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for the 2019 three-month period with the 2018 three-month period and the 2019 nine-month period with the 2018 nine-month period. Our analyses of results of operations should be read in conjunction with the segment information included in Note 15 to the Condensed Consolidated Financial Statements.

As further discussed below and in Notes 6 and 7 to the Condensed Consolidated Financial Statements, our 2019 and 2018 nine-month period income tax expense was significantly impacted by the enactment of the TCJA. The significant income tax changes resulting from the TCJA that most impacted UGI Utilities’ income taxes included a reduction in the U.S. federal income tax rate from 35% to 21% effective January 1, 2018 (resulting in a blended rate of 24.5% for Fiscal 2018) and the elimination of bonus depreciation on regulated utility property beginning in Fiscal 2019. Our Fiscal 2019 U.S. federal income tax rate is 21%. In addition, actions taken by the PAPUC on May 17, 2018 to address the effects of the TCJA on rates we charge our customers significantly impacted our 2019 and 2018 three and nine-month period results.
We recorded net income for the 2019 three-month period of $6.7 million compared to a net loss for the 2018 three-month period of $3.0 million. Net loss in the 2018 three-month period reflects the impact of the May 17, 2018 PAPUC Order which, among other things, resulted in recording a $16.2 million after-tax charge relating to the credit to customers for tax savings for the period January 1, 2018 to June 30, 2018. Substantially all of the $16.2 million of tax savings related to the period January 1, 2018 to March 31, 2018. Results in the 2019 three and nine-month periods reflect the credit to customers for tax savings occurring in these periods as a result of the TCJA.
2019 three-month period compared with the 2018 three-month period

Three Months Ended June 30,	2019	2018	Increase (Decrease)
(Dollars in millions)
Gas Utility:
Revenues (a)	$144.4	$138.6	$5.8	4.2%
Total margin (a)(b)	$92.8	$77.8	$15.0	19.3%
Operating and administrative expenses	$52.6	$55.0	$(2.4)	(4.4)%
Operating income	$18.6	$3.1	$15.5	500.0%
Income (loss) before income taxes	$7.5	$(7.2)	$(14.7)	(204.2)%
System throughput — bcf
Core market	9.0	11.4	(2.4)	(21.1)%
Total	59.1	53.7	5.4	10.1%
Heating degree days — % (warmer) colder than normal (c)	(27.1)%	5.1%	—	—
Electric Utility:
Revenues	$19.5	$21.3	$(1.8)	(8.5)%
Total margin (b)	$9.2	$8.5	$0.7	8.2%
Operating and administrative expenses (b)	$5.9	$6.0	$(0.1)	(1.7)%
Operating income	$1.7	$1.4	$0.3	21.4%
Income before income taxes	$1.0	$1.1	$(0.1)	(9.1)%
Distribution sales — gwh	209.0	221.7	(12.7)	(5.7)%

(a)
In accordance with the PAPUC Order issued May 17, 2018, Gas Utility’s revenues and total margin for the three months ended June 30, 2019, were reduced by $1.7 million to reflect the credit to customers of tax savings of the TCJA accrued during the period. In accordance with the PAPUC Order, Gas Utility’s revenues and total margin for the three-month period ended June 30, 2018 were reduced by $22.7 million and an associated regulatory liability established related to tax savings accrued during the period January 1, 2018 to June 30, 2018.

(b)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes (i.e. Electric Utility gross receipts taxes) of $1.0 million and $1.1 million during the three months ended June 30, 2019 and 2018, respectively. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from Electric Utility operating expenses presented above).

(c)	Deviation from average heating degree days for the 15-year period 2000-2014 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.

UGI UTILITIES, INC. AND SUBSIDIARIES

Temperatures in Gas Utility’s service territory during the three months ended June 30, 2019, were 27.1% warmer than normal and 30.6% warmer than the prior-year period. Temperatures in the month of April 2019, the primary heating month of the quarter, were nearly 44% warmer than the prior-year period. Gas Utility core market volumes decreased 2.4 bcf (21.1%) principally reflecting the effects of the significantly warmer weather partially offset by growth in the number of core market customers. Total Gas Utility distribution system throughput increased 5.4 bcf reflecting higher large firm and interruptible delivery service volumes (7.8 bcf) partially offset by the previously mentioned lower core market volumes. Electric Utility kilowatt-hour sales were lower than the prior-year period principally reflecting the impact of warmer spring weather on Electric Utility heating-related sales.
UGI Utilities revenues increased $4.0 million in the three months ended June 30, 2019, reflecting a $5.8 million increase in Gas Utility revenues partially offset by a $1.8 million decrease in Electric Utility revenues. In accordance with the May 17, 2018, PAPUC Order, during the prior-year three-month period, Gas Utility’s revenues were reduced by $22.7 million to reflect the credit to customers of tax savings of the TCJA. Substantially all of the $22.7 million reduction in revenues and margin recorded during the three months ended June 30, 2018 related to tax savings associated with the three months ended March 31, 2018. Excluding the impact of this reduction in revenues, Gas Utility revenues decreased $16.9 million. The decrease in Gas Utility revenues principally reflects lower core market revenues ($17.8 million) and lower large firm and interruptible delivery service total margin ($2.3 million), partially offset by higher off-system sales revenue ($5.2 million) which includes capacity releases due in part to the adoption of ASC 606 (which requires that capacity release contracts be reflected on a gross, rather than net, basis). The $17.8 million decrease in Gas Utility core market revenues principally reflects the effects of the lower core market throughput. The $1.8 million decrease in Electric Utility revenues during the 2019 three-month period principally reflects the effects of the lower kilowatt-hour sales partially offset by an increase in Electric Utility base rates effective October 27, 2018 ($0.4 million) and higher transmission revenue ($0.4 million).

UGI Utilities cost of sales was $61.0 million in the three months ended June 30, 2019 compared with $72.5 million in the three months ended June 30, 2018, reflecting lower Gas Utility cost of sales ($9.2 million) and lower Electric Utility cost of sales ($2.3 million) on the lower sales and DS customers transferring to alternate suppliers. The lower Gas Utility cost of sales principally reflects the effects of the lower core market volumes ($9.8 million) and lower average retail core-market PGC rates ($2.2 million), partially offset by an increase in cost of sales associated with off-system sales ($4.6 million), which includes capacity release cost of sales (due principally to the presentation of capacity release contracts resulting from the adoption of ASC 606).

UGI Utilities total margin increased $15.7 million reflecting the impact in the prior-year period of the $22.7 million reduction in revenues resulting from the previously mentioned PAPUC Order. Excluding this reduction in the prior year, UGI Utilities total margin decreased $7.0 million during the 2019 three-month period principally reflecting lower total margin from Gas Utility core market customers ($5.9 million), lower large firm and interruptible delivery service total margin ($0.5 million) partially offset by slightly higher Electric Utility total margin ($0.7 million) and higher off-system sales margin reflecting the margin impacts of the presentation of certain revenues in accordance with ASC 606. The increase in Electric Utility margin principally reflects the increase in base rates and higher transmission revenue partially offset by the lower distribution system sales.

UGI Utilities operating income increased $15.8 million principally reflecting the increase in total margin ($15.7 million) and slightly lower operating and administrative expenses ($2.5 million) partially offset by greater depreciation expense ($1.7 million) and a $0.5 million increase in other operating expense. The decrease in UGI Utilities operating and administrative expenses reflects, among other things, lower allocated corporate expenses ($1.5 million), uncollectible accounts expense ($1.1 million), IT maintenance and consulting expenses ($0.9 million) and travel and entertainment expenses ($0.7 million), partially offset by higher contractor and outside services expense ($1.5 million). The increase in depreciation expense reflects increased distribution system capital expenditure activity. UGI Utilities income before income taxes was $14.5 million higher principally reflecting the increase in UGI Utilities operating income ($15.8 million) and, to a much lesser extent, higher postretirement plan non-service income partially offset by higher interest expense ($2.3 million).

Interest Expense and Income Taxes

Interest expense in the 2019 three-month period was $2.3 million higher than the prior-year period. The higher interest expense principally reflects higher long-term debt outstanding and, to a lesser extent, higher interest expense on short-term borrowings.

Our effective income tax rate for the 2019 three-month period was lower than in the prior-year period. The lower effective income tax rate in the current-year period reflects a federal income tax rate of 21% compared with a blended federal income tax rate of 24.5% in the prior-year period.

UGI UTILITIES, INC. AND SUBSIDIARIES

2019 nine-month period compared with the 2018 nine-month period

Nine Months Ended June 30,	2019	2018	Increase (Decrease)
(Dollars in millions)
Gas Utility:
Revenues (a)	$843.0	$894.5	$(51.5)	(5.8)%
Total margin (a)(b)	$444.1	$453.9	$(9.8)	(2.2)%
Operating and administrative expenses	$170.3	$164.4	$5.9	3.6%
Operating income	$208.8	$232.0	$(23.2)	(10.0)%
Income before income taxes	$175.5	$199.3	$(23.8)	(11.9)%
System throughput — bcf
Core market	75.7	75.8	(0.1)	(0.1)%
Total	231.4	210.2	21.2	10.1%
Heating degree days — % (warmer) than normal (c)	(3.7)%	(1.3)%	—	—
Electric Utility:
Revenues	$73.2	$71.8	$1.4	1.9%
Total margin (b)	$30.0	$27.2	$2.8	10.3%
Operating and administrative expenses (b)	$17.1	$18.1	$(1.0)	(5.5)%
Operating income	$8.5	$5.1	$3.4	66.7%
Income before income taxes	$6.7	$4.0	$2.7	67.5%
Distribution sales — gwh	737.8	747.0	(9.2)	(1.2)%

(a)
In accordance with the PAPUC Order issued May 17, 2018, Gas Utility’s revenues and total margin for the nine months ended June 30, 2019 were reduced by $37.9 million to reflect the credit to customers of tax savings of the TCJA. Gas Utility’s revenues and total margin for the nine months ended June 30, 2018 were reduced by $24.1 million and an associated regulatory liability established related to tax savings accrued during the period January 1, 2018 to June 30, 2018 as a result of the TCJA.

(b)
Gas Utility’s total margin represents total revenues less total cost of sales. Electric Utility’s total margin represents total revenues less total cost of sales and revenue-related taxes (i.e. Electric Utility gross receipts taxes) of $3.6 million and $3.7 million during the nine months ended June 30, 2019 and 2018, respectively. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from Electric Utility operating expenses presented above).

(c)	Deviation from average heating degree days for the 15-year period 2000-2014 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.

Temperatures in Gas Utility’s service territory during the 2019 nine-month period were 3.7% warmer than normal and 2.4% warmer than the 2018 nine-month period. Notwithstanding the warmer weather, Gas Utility core market volumes were about equal to the prior year reflecting in large part growth in the number of core market customers. Total Gas Utility distribution system throughput increased 21.2 bcf reflecting higher large firm delivery service volumes (23.6 bcf) partially offset by a decline in interruptible delivery service volumes (2.3 bcf). Electric Utility kilowatt-hour sales were 1.2% lower than the prior-year period principally reflecting the impact of the warmer weather on Electric Utility heating-related sales.
UGI Utilities revenues decreased $50.1 million reflecting a $51.5 million decrease in Gas Utility revenues partially offset by a $1.4 million increase in Electric Utility revenues. Gas Utility revenues in both the 2019 and 2018 nine-month periods reflect the effects of the May 17, 2018, PAPUC Order regarding the credit to customers of tax savings under the TCJA. Excluding the effects on revenues in both periods as a result of the PAPUC Order, Gas Utility’s revenues decreased $37.7 million principally reflecting lower core market revenues ($41.0 million) due to lower average PGC rates during the 2019 nine-month period, and lower large firm and interruptible delivery service revenues ($4.0 million) partially offset by an increase in off-system sales revenues ($4.0 million) which includes capacity release revenues due principally to the adoption of ASC 606 (which requires capacity release contracts be reflected on a gross, rather than net, basis) and higher other revenues ($3.0 million). The increase in Electric Utility revenues during the 2019 nine-month period principally reflects higher transmission revenue ($1.8 million) and an increase in Electric Utility base rates effective October 27, 2018 ($1.6 million) partially offset by the impact of the lower distribution system sales.

UGI Utilities cost of sales was $438.5 million in the 2019 nine-month period compared with $481.6 million in the 2018 nine-month period reflecting lower Gas Utility cost of sales ($41.8 million) and lower Electric Utility cost of sales ($1.3 million) as a

UGI UTILITIES, INC. AND SUBSIDIARIES

result of the lower distribution system sales. The lower Gas Utility cost of sales principally reflects lower average retail core-market PGC rates ($42.4 million).

UGI Utilities total margin decreased $6.9 million reflecting lower total margin from Gas Utility ($9.7 million) partially offset by higher total margin from Electric Utility ($2.8 million). Gas Utility total margin in both the 2019 and 2018 nine-month periods reflects the effects of the May 17, 2018, PAPUC Order regarding the credit to customers of tax savings of the TCJA. Excluding the effects on margin in both periods as a result of the PAPUC Order, Gas Utility total margin increased $4.1 million. The increase in Gas Utility margin reflects higher off-system sales margin principally resulting from the presentation of certain revenues in accordance with the adoption of ASC 606, and higher total margin from core market customers reflecting, among other things, higher DSIC revenues. The increase in Electric Utility margin principally reflects higher transmission revenue and the increase in base rates.

UGI Utilities operating income decreased $19.9 million principally reflecting the decrease in total margin ($7.0 million), higher operating and administrative expenses ($4.9 million), greater depreciation expense ($5.0 million), and higher other operating expense ($3.1 million). The increase in UGI Utilities operating and administrative expenses principally reflects higher general and administrative costs including higher contractor and outside services expense ($4.6 million), the absence of a favorable payroll tax adjustment recorded in the prior-year period ($2.1 million), and higher non-income taxes ($1.3 million), payroll expenses ($1.3 million), allocated corporate expenses ($0.8 million), materials expenses ($0.6 million) and IT maintenance and consulting expenses ($0.5 million). These increases were partially offset by lower employee benefits expense ($3.8 million) and a decrease in uncollectible accounts expense ($3.1 million). The increase in depreciation expense reflects increased distribution system and IT capital expenditure activity. UGI Utilities income before income taxes decreased $21.1 million principally reflecting the decrease in UGI Utilities operating income ($19.9 million) and higher interest expense ($4.3 million) partially offset by higher postretirement plan non-service income ($3.0 million).

Interest Expense and Income Taxes

Interest expense in the 2019 nine-month period was $4.3 million higher than in the prior-year period. The higher interest expense reflects higher long-term debt outstanding, and higher interest expense on short-term borrowings.

Our effective income tax rate for the 2019 nine-month period was lower than in the prior-year period. The lower effective income tax rate in the current-year period reflects the impact of a federal income tax rate of 21%, compared with a blended federal income tax rate of 24.5% in the prior-year period. Income tax expense in the 2018 nine-month period was reduced by the remeasurement effects on certain of our deferred income tax balances resulting from the enactment of the TCJA in the first quarter of Fiscal 2018, which reduced 2018 nine-month period income tax expense by $8.1 million.

FINANCIAL CONDITION AND LIQUIDITY

We depend on both internal and external sources of liquidity to provide funds for working capital and to fund capital requirements. Our short-term cash requirements not met by cash from operations are generally satisfied with borrowings under the credit agreements. Our cash and cash equivalents at June 30, 2019, totaled $3.1 million compared to $10.3 million at September 30, 2018.

UGI Utilities’ total debt outstanding at June 30, 2019, was $1,057.2 million, which includes $76.0 million of short-term borrowings, compared with total debt outstanding of $1,027.5 million at September 30, 2018, which includes $189.5 million of short-term borrowings. Total long-term debt outstanding at June 30, 2019, comprises $825.0 million of Senior Notes, a $115.6 million variable-rate term loan, $40.0 million of Medium-Term Notes and $5.3 million of other long-term debt, and is net of $4.7 million of unamortized debt issuance costs.

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

On June 27, 2019, UGI Utilities entered into the UGI Utilities 2019 Credit Agreement with a group of banks providing for borrowings up to $350 million (including a $100 million sublimit for letters of credit). The Company may request an increase in the amount of loan commitments under the UGI Utilities 2019 Credit Agreement to a maximum aggregate amount of $150 million. Concurrently with entering into the UGI Utilities 2019 Credit Agreement, the Company terminated its existing $450 million revolving credit agreement dated as of March 27, 2015. Under the UGI Utilities 2019 Credit Agreement, UGI Utilities may borrow

UGI UTILITIES, INC. AND SUBSIDIARIES

at various prevailing market interest rates, including LIBOR and the banks’ prime rate, plus a margin. The margin on such borrowings ranges from 0.0% to 1.75% and is based upon the credit ratings of certain indebtedness of UGI Utilities. The UGI Utilities 2019 Credit Agreement is currently scheduled to expire in June 2020, but will be extended by UGI Utilities to June 2024 if on or before June 25, 2020, the Company satisfies certain requirements relating to approval by the PAPUC. The Company is currently seeking such regulatory approval.

Borrowings under the UGI Utilities 2019 Credit Agreement and the predecessor credit agreement are classified as “Short-term borrowings” on the Condensed Consolidated Balance Sheets. At June 30, 2019, UGI Utilities’ available borrowing capacity under the UGI Utilities 2019 Credit Agreement was $274.0 million. During the 2019 and 2018 nine-month periods, average daily short-term borrowings under the UGI Utilities 2019 Credit Agreement and the predecessor credit agreement were $174.0 million and $150.0 million, respectively, and peak short-term borrowings totaled $311.0 million and $215.0 million, respectively. Peak short-term borrowings typically occur during the heating-season months of December and January when UGI Utilities’ investment in working capital, principally accounts receivable, is generally greatest.

We believe that we have sufficient liquidity in the forms of cash and cash equivalents on hand, cash expected to be generated from Gas Utility and Electric Utility operations, short-term borrowings available under the credit agreements and the ability to refinance long-term debt as it matures to meet our anticipated contractual and projected cash commitments.

Cash Flows

Operating activities. Due to the seasonal nature of UGI Utilities’ businesses, cash flows from operating activities are generally greatest during the second and third fiscal quarters when customers pay for natural gas and electricity consumed during the peak heating-season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company’s investment in working capital, principally accounts receivable and inventories, is generally greatest. UGI Utilities uses short-term borrowings under revolving credit agreements to manage seasonal cash flow needs.

Cash provided by operating activities was $254.7 million in the 2019 nine-month period compared to $255.6 million in the prior-year period. Cash flow from operating activities before changes in operating working capital was $233.9 million in the 2019 nine-month period compared to the $250.3 million in the prior-year period. The slightly lower cash flow from operating activities before changes in operating working capital includes, among other things, the impact of the credit to customers of tax savings from the TCJA in accordance with the May 17, 2018 PAPUC Order. Changes in operating working capital used $20.8 million of operating cash flow during the 2019 nine-month period compared to $5.3 million of cash used for changes in working capital during the prior-year period. The slightly higher net cash used by changes in operating working capital in the 2019 nine-month period reflects, among other things, the effects on cash flow from operating activities of net refunds of deferred fuel and power costs during the current-year period compared to net recoveries of such costs during the prior-year period. This decrease in cash flow was partially offset by the effects of net income tax refunds during the current-year period compared to income tax payments in the prior-year period.

Investing activities. Cash used by investing activities was $271.9 million in the 2019 nine-month period compared to $223.6 million in the 2018 nine-month period. Total cash capital expenditures were $267.4 million in the 2019 nine-month period compared with $217.9 million recorded in the prior-year period. The increase in cash capital expenditures during the 2019 nine-month period principally reflects higher cash capital expenditures associated with an Enterprise Resource Planning system and higher new business cash capital expenditures.

Financing activities. Cash provided by financing activities was $13.0 million in the 2019 nine-month period compared with cash used of $16.3 million during the 2018 nine-month period. Financing activity cash flows are primarily the result of net borrowings and repayments under revolving credit agreements, net borrowings and repayments of long-term debt and cash dividends paid to UGI. Cash from financing activities in the 2019 nine-month period reflects net proceeds from the issuance of $150 million of UGI Utilities 4.55% Senior Notes due February 1, 2049. Cash from financing activities in the prior-year period includes the net proceeds from a $125 million unsecured term loan agreement. The 2019 nine-month period reflects net credit agreement repayments of $113.5 million compared with net repayments of $51.5 million during the prior-year period. Cash dividends paid during the 2019 nine-month period totaled $15.0 million compared to cash dividends paid of $45.0 million during the prior-year period.

REGULATORY MATTERS

Base Rate Filings. On January 28, 2019, Gas Utility filed a request with the PAPUC to increase its operating revenues for residential, commercial and industrial customers by $71.1 million annually. The requested rate increase applies to the consolidated UGI Central, UGI North and UGI South rate districts. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service and fund new programs designed to promote and reward customers’

UGI UTILITIES, INC. AND SUBSIDIARIES

efforts to increase efficient use of natural gas. Additionally, Gas Utility has proposed a 4.5% negative surcharge applicable to all customer distribution service bills to return $24.0 million of tax benefits experienced by UGI Utilities over the period January 1, 2018 to June 30, 2018, plus applicable interest. As proposed, the negative surcharge would become effective for a twelve-month period beginning on the effective date of the new base rates. Gas Utility requested that the new gas rates become effective March 29, 2019. The PAPUC entered an Order dated February 28, 2019, suspending the effective date for the rate increase to allow for investigation and public hearings. On July 22, 2019, a Joint Petition for Approval of Settlement of all issues supported by all active parties was filed with the PAPUC. The Joint Petition is subject to receipt of a recommended decision by a PAPUC administrative law judge and an order of the PAPUC approving the settlement. Unless the PAPUC issues a final order prior to the end of the statutory suspension period, October 28, 2019, the initial proposed rate increase will become effective the next day, subject to refund and a subsequent PAPUC order. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

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

Manor Township, Pennsylvania Natural Gas Incident Complaint. In connection with a July 2, 2017, explosion in Manor Township, Lancaster County, Pennsylvania, that resulted in the death of one Company employee and injuries to two Company employees and one sewer authority employee, and destroyed two residences and damaged several other homes, BIE filed a formal complaint at the PAPUC in which BIE alleged that the Company committed multiple violations of federal and state gas pipeline regulations in connection with its emergency response leading up to the explosion, and it requested that the PAPUC order the Company to pay approximately $2.1 million in civil penalties, which is the maximum allowable fine. On November 16, 2018, the Company filed its formal written answer contesting the BIE complaint. The matter remains pending before the PAPUC. See additional discussion in Note 9 to the Condensed Consolidated Financial Statements.

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

Commodity Price Risk
Gas Utility’s tariffs contain clauses that permit recovery of all prudently incurred costs of natural gas it sells to its retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses derivative financial instruments, including natural gas futures and option contracts traded on the NYMEX, to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism. The change in market value of natural gas futures contracts can require daily deposits of cash in futures accounts. At June 30, 2019, Gas Utility had $4.3 million of restricted cash in brokerage accounts. At June 30, 2019, the fair values of our natural gas futures and option contracts were a loss of $2.1 million.
Electric Utility’s DS tariffs contain clauses which permit recovery of all prudently incurred power costs, including the cost of financial instruments used to hedge electricity costs, through the application of DS rates. Because of this ratemaking mechanism, there is limited power cost risk, including the cost of forward electricity purchase contracts, associated with our Electric Utility operations. At June 30, 2019, all of our Electric Utility’s forward electricity purchase contracts were subject to the NPNS exception.
In addition, Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures contracts are recorded at fair value with changes in fair value reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income. At June 30, 2019, the fair values of our gasoline futures contracts were not material.
Interest Rate Risk

Our variable-rate debt at June 30, 2019, includes short-term borrowings and a variable-rate term loan. These debt agreements have interest rates that are generally indexed to short-term market interest rates. At June 30, 2019, combined borrowings outstanding under these variable-rate debt agreements totaled $191.6 million.

UGI Utilities’ variable-rate term loan has an interest rate that is indexed to short-term market interest rates. UGI Utilities has entered into a forward starting, amortizing, pay-fixed, receive-variable interest rate swap that generally fixes the underlying prevailing market interest rates on the variable-rate term loan at 3.00% beginning September 30, 2019 through July 2022. We have designated this forward-starting interest rate swap as a cash flow hedge. At June 30, 2019, the fair value of this interest rate swap was a loss of $4.2 million. A 50 basis point adverse change in the one-month LIBOR would result in a decrease in fair value of approximately $1.3 million.

In order to reduce interest rate risk associated with near- or medium-term issuances of fixed-rate debt, from time to time we enter into IRPAs. There were no unsettled IRPAs outstanding at June 30, 2019.

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

ITEM 6. EXHIBITS

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1	Credit Agreement, dated as of June 27, 2019, by and among UGI Utilities, Inc., as borrower, PNC Bank, National Association, as administrative agent, Citizens Bank, N.A., as syndication agent, and the lenders party thereto.	Utilities	Form 8-K (6/27/19)	10.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2019, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

UGI UTILITIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2019, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

UGI UTILITIES, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UGI Utilities, Inc. (Registrant)
Date:	August 6, 2019	By:	/s/ Daniel J. Platt
Daniel J. Platt Vice President - Finance and Chief Financial Officer

Date:	August 6, 2019	By:	/s/ Megan Mattern
Megan Mattern Controller & Principal Accounting Officer